Form 10KSB
period 2007-12-31
EMY'S SALSA AJI DISTRIBUTION COMPANY, INC.
filed 2008-03-26
CIK 1417926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________.

Commission File Number: 333-147330

EMY’S SALSA AJI DISTRIBUTION COMPANY, INC.

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation)	20-4036208 (IRS Employer Identification No.)

Andrew Uribe
EMY’S SALSA AJI DISTRIBUTION COMPANY, INC.
P.O. Box 7, Ellicott City, MD 21041-0007
(Address of principal executive offices)

(443) 742-2134
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act: Common Stock, $0.0001 par value

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

The issuer’s revenues for its most recent fiscal year were $-0-

The aggregate market value of issuer’s voting common stock is not able to be determined as there is no bid and ask price of such common stock.

The number of shares of the issuer’s common stock issued and outstanding as of March 12, 2008 was 12,387,500 shares.

Documents Incorporated By Reference: None

Transitional Small Business Issuer Disclosure Format (check one): Yes ☐   No ☒

PART I

As used in this Form 10-KSB, references to the “Company,” the “Registrant,” “ESD,” “we,” “our” or “us” refer to Emy’s Salsa Aji Distribution Company, Inc. unless the context otherwise indicates.

Forward-Looking Statements

This Annual Report on Form 10-KSB (this “Report”) contains forward-looking statements. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements. Forward-looking information includes statements relating to future actions, prospective products, future performance or results of current or anticipated products, sales and marketing efforts, costs and expenses, interest rates, outcome of contingencies, financial condition, results of operations, liquidity, business strategies, cost savings, objectives of management, and other matters. You can identify forward-looking statements by those that are not historical in nature, particularly those that use terminology such as “may,” “will,” “should,” “expects,” “anticipates,” “contemplates,” “estimates,” “believes,” “plans,” “projected,” “predicts,” “potential,” or “continue” or the negative of these similar terms. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking information to encourage companies to provide prospective information about themselves without fear of litigation so long as that information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information.

These forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions that we cannot predict. In evaluating these forward-looking statements, you should consider various factors, including the following: (a) those risks and uncertainties related to general economic conditions, (b) whether we are able to manage our planned growth efficiently and operate profitable operations, (c) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations, (d) whether we are able to successfully fulfill our primary requirements for cash, which are explained below under “Liquidity and Capital Resources”. We assume no obligation to update forward-looking statements, except as otherwise required under the applicable federal securities laws.

Item 1.  Description of Business.

Business Development

Emy’s Salsa Aji Distribution Company, Inc. was incorporated on July 11, 2005 under the laws of the State of Nevada under the name Certiorari Corp. On August 23, 2005 our name was changed to our present name and we entered into negotiations to act as regional distributor of salsa products for Orbital Group, LLC (“Orbital”), a Florida limited liability company. On July 11, 2005 our Board of Directors authorized negotiations with Orbital Group, LLC, and we entered into our initial Distribution Agreement (the “Distribution Agreement”) with Orbital. On July 1, 2006 we entered into a new agreement with Orbital under which we are a licensed distributor of products to be manufactured by Orbital and sold under the trade name of Emy’s Salsa Aji tm. Our Distribution Agreement provides us certain non-exclusive rights to distribute Emy’s Mild and Spicy Salsa in the New England states of New York, New Jersey, Connecticut, Vermont, Massachusetts, Maine and Rhode Island. On November 1, 2007, effective July 1, 2007 we formally approved and extended our agreement with Orbital for an additional period ending December 31, 2008.

We have made no sales of Emy’s Salsa products to date, although Orbital has commenced distribution of Emy’s brand products in Maryland and other mid-Atlantic states. We have distributed free samples and through Orbital have entered into informal discussions with several restaurants and retail chains. Our business is dependent upon the success of Emy’s Salsa, and the business of Orbital, including the ability of Orbital to manufacture and ship in volume quantities of Emy’s Salsa.

We are seeking to introduce Emy’s Salsa into new markets in the Northeast under a Distribution Agreement with Orbital. We have not made any sales of products and have received, through Orbital, non-binding letters expressing interest from several large and small food wholesalers and retailers. We intend to pursue these leads and offer distribution of Orbital’s products as our sole line of business for the foreseeable future. Orbital does not presently have adequate manufacturing, bottling, storage or transportation to satisfy any material demand we might generate for their products, and we do not possess nor do we intend on acquiring such resources. We do not maintain any website, have no employees, and do not lease or own any property that is used in our business and have no immediate plans to acquire any property or produce a website.

Products

 During 2003 and 2004, the company’s owner, Andrew Uribe, our director and President, developed a specialty gourmet Colombian-style salsa called “Emy’s Salsa Aji” (pronounced “Ahh-Hee”). The recipe is based upon the original recipe developed over many years by Mr. Uribe’s father in Colombia. The product is a more wholesome, tasty and different alternative to the many hot sauces and salsa products currently available in the market place. One of the main differences of Emy’s Salsa Aji from its competitors is in its consistency, its natural color (without a watery red or green sauce), natural ingredients (without preservatives or chemicals), and the refrigeration requirement. Orbital believes that there is no known competitor in any product that closely resembles Emy’s Salsa Aji. The product’s quality, fresh ingredients and its simple packaging give a taste and appearance that makes it an attractive alternative to the fancy labeled hot sauces and salsas found in stores. Orbital’s president, Andrew Uribe, background in diagnostic medicine have proven highly helpful in the development and growth of Emy’s Salsa.

Orbital’s activities currently consist of production and distribution without the assistance of the company two product lines of its Emy’s Salsa Aji: a “mild” and a spicy” salsa, each sold in 12 ounce clear jars and in industrial sizes for restaurants and wholesalers. The Colombian “AJI” style of salsa has its origins among the native Quimbaya people of Colombia South America. Emy’s Salsa is trademarked with the United States Patent and Trade Office, serial number 78182646 issued April 27, 2004, owned by Orbital. In addition, Orbital has obtained government regulatory approvals and permits as a Maryland based specialty food processor.

Orbital started manufacturing and sales of its Emy’s Salsa in January 2005 through five different Maryland-based gourmet food stores, and presently without assistance of the company distributes through ten stores. In response to the strong demand for the company’s product, several major retail food chains have expressed interest in carrying Emy’s Salsa. Orbital currently leases a manufacturing and refrigerated storage facility in Maryland and has purchased an automated assembly line. Orbital has received loans and other funds from its owner for its operations historically, and is currently seeking funds to install and commence operations of its automated assembly line which has been delivered but is presently inoperable. Without additional financing, Orbital will not be able to meet its obligations under the Distribution Agreement.

The company entered into the Distribution Agreement on July 1, 2006 and sought to establish an independently funded operation to warehouse and distribute in certain Northeastern states. At the present time, Orbital does not possess operable mass production facilities suitable for the company’s commencement of large scale efforts, although Orbital has secured a Small Business Administration loan, has entered into a lease for a manufacturing and cold storage facility, and received delivery of an automated manufacturing and bottling line located in Maryland.

The Distribution Agreement term is for an initial period of one year and automatically renews for successive one year periods unless either party provides the other notice of non-renewal not less than 30 days prior to the expiration of the then applicable term. In addition, the Distribution Agreement may be terminated by Orbital on ten days notice in the event of bankruptcy, insolvency, or assignment for the benefit of creditors of the company or if our viability as a going concern is impaired, in the judgment of Orbital, if the company fails to maintain a sufficient sales force, if the company degrades and places in bad repute the name and reputation of Orbital, if the company fails to meet its other obligations under the Distribution Agreement, upon a change of control (change of ownership in excess of 50%) or if the company fails to purchase more than $10,000 in any three month period, which has been waived and ESD expects will continue to be waived until such time as Orbital has secured adequate production facilities. Availability to ESD of Orbital’s mass production capabilities have been delayed due to insufficient funds available to Orbital, which condition may continue for the foreseeable future. The Distribution Agreement currently terminates on December 31, 2008, unless extended.

Market

The company believes that the market for salsa and Latin based products generally is highly competitive. In addition, severe competition exists for store shelf space, and includes companies that offer a variety of food products in addition to salsa. We compete with these companies on the basis of the price, quality, reputation and availability or products, virtually all of which possess significantly greater financial and other resources than we do.

Planned Operations

The company has not begun distribution of Orbital’s products and will not do so until Orbital’s mass production facilities are operational. Orbital presently utilizes its own resources to distribute Emy’s brand products for its own account in Maryland and other mid-Atlantic states on a limited basis. We have distributed free samples and, through Orbital, informal discussions with several restaurants and retail chains have produced initial indications of interest that Emy’s products can be distributed on a wider basis to several major chains, although there is no assurance that either we or Orbital will be able to successfully sell Emy’s products on a broad basis, or at all. Our business is dependent upon the success of Emy’s Salsa, and the business of Orbital, including the ability of Orbital to manufacture and ship in volume quantities of Emy’s Salsa.

We are seeking to introduce Emy’s Salsa into new markets in the Northeast under a Distribution Agreement with Orbital. We have not made any sales of products and have received, through Orbital, non-binding letters expressing interest from several large and small food wholesalers and retailers. We intend to pursue these leads and offer distribution of Orbital’s products as our sole line of business for the foreseeable future. Orbital does not presently have adequate manufacturing, bottling, storage or transportation to satisfy any material demand we might generate for their products, and we do not possess nor do we intend on acquiring such resources. We do not maintain any website, have no employees, and do not lease or own any property that is used in our business and have no immediate plans to acquire any property or produce a website.

Competition and Competitive Advantage

We believe that there is no known competitor that closely resembles Emy’s Salsa Aji.

Governmental Regulations

We may be subject to a variety of laws and regulations relating to, among other things, product safety/restrictions. We believe that we are in compliance with such laws and have no liabilities thereunder based upon our limited operations.

Employees

We have no employees other than our executive officers. All functions including development, strategy, negotiations and administration are currently being provided by our executive officers on a voluntary basis.

Item 1A. Risk Factors.

An investment in our common stock involves a high degree of risk. You should carefully consider the following factors and other information in this report before deciding to invest in our company. If any of the following risks actually occur, our business, financial condition, results of operations and prospects for growth would likely suffer. As a result, you could lose all or part of your investment.

Risk Factors Relating to Our Company

1. ESD may need financing which may not be available. Absent financing, our future activities will be limited or discontinued .

ESD has not established a source of equity or debt financing. Our need for cash is entirely dependent on our distribution arrangements for Emy’s Salsa Aji products, and our Distribution Agreement with Orbital. In addition, from time to time ESD has received loans from shareholders, who are under no obligation to provide loans or further financing. These funds have been utilized to pay professional fees and other costs and expenses. There can be no assurance that loans will be available or on terms or conditions acceptable to ESD at any time in the future. The willingness of retail or wholesale purchasers and consumers to purchase our distributed products and the capital requirements for our development of any sales, marketing and distribution capabilities, will determine our future need for financing. In addition, ESD requires financing for advertising and customer promotions to increase awareness of our distributed products and expand our operations. There is no way of predicting amounts that would be needed or provide assurance that financing will be available or found. In addition, Orbital is a small start-up manufacturer of food products and is subject to similar and ongoing needs for financing of its operations and has not established a source of equity or debt financing. ESD has generated no revenue and Orbital has not generated any significant revenues and neither have ever generated a profit. ESD is heavily dependent on the abilities and capabilities of Orbital to produce products and maintain its existence, and the capabilities of its officers and directors.

 2. We are dependent upon the future business and success of Orbital and Mr. Andrew Uribe. Orbital presently is a small-scale producer of Emy’s Salsa and presently does not have the capability for mass production of its products.

Orbital is a closely-held company majority-owned by its founder Andrew Uribe who also serves as our President and Chairman of our Board of Directors. Mr. Uribe does not have any substantial business experience related to the manufacture and sale of food products. Orbital does not presently have in place operational manufacturing, production, storage or distribution facilities to produce Emy’s Salsa in quantities that would permit ESD to commence marketing of Emy’s Salsa or offer Emy’s Salsa on a wholesale or retail basis as a distributor of Orbital’s products. Orbital may distribute its own products and may enter into agreements with other third parties to perform services the same as, or similar to, those to be performed by ESD, including in the territory that ESD is permitted to distribute its products. Orbital presently sells its own products on a limited basis through the efforts of Mr. Uribe, primarily in the Washington, D.C., and Baltimore, Maryland market, in a small number of restaurants at farm markets and in specialty food stores. Orbital has leased a facility to serve as a location for manufacture on a larger scale, and entered into an agreement to purchase an automated production and bottling line in order to increase its capacity and to commence expanded distribution of its products. There can be no assurance that such steps will be successful to provide Orbital with expanded production capability, that Orbital will be successful in its business endeavors or continue its operations, that Orbital will have the skills, experience or financial resources to succeed or that ESD will be able to successfully introduce or distribute Emy’s Salsa as a distributor for Orbital. As such, the business and operations of the Company are completely dependent upon the efforts and success of Orbital and Mr. Uribe.

3. If cash needs to maintain basic operations are not available, there is a likelihood that we would discontinue operations.

If we are unable to generate or increase our revenue or obtain financing during periods when we incur losses or if the financing that we do obtain is insufficient to cover any operating losses we may incur, we may have to substantially curtail our operations or seek business opportunities through some form of as yet unidentified strategic alliance that, in all probability, would dilute the interest of existing stockholders. We may need to finance our inventory or purchases in order to satisfy purchase orders from customers through factoring and/or accounts receivable financing or other loans. No arrangements exist for such financing or loans, and there is no assurance any such arrangements may be available, particularly in light of our limited operations, credit history, and lack of history or track record.

We do not currently have sufficient resources to pay all of the costs of pursuing our business. Our officers or directors, Orbital, or others may be required to make loans to us and others may be required to defer fees and expenses which may only be able to be repaid, if at all, upon the success of our business.

4. ESD’s operations are heavily dependent on the acceptance of Latin food products by wholesale and retail customers and the acceptance of Emy’s Salsa as a minority-owned small business.

Our success will be dependent upon the willingness and acceptance by large and small food stores and chains, restaurants, and consumers, to accept Emy’s Salsa as a Latin food product produced by Mr. Uribe from his family recipe. The status as a minority small business owner product, and our ability to promote our business while maintaining that status and image, will be important to our success. Mr. Uribe is a minority small-business owner which is an important factor in our successful activities. Mr. Uribe, Orbital and his family members presently own approximately 45% of our common stock, and Mr. Uribe is our President and Chairman of our Board of Directors. We do not have any experience in promoting food products or promotion of minority small-business ventures, and we may not be perceived in the market the same as is Orbital, which could hurt our efforts and future success. ESD will be dependent upon the preferential treatment and informal policies that we believe allocate limited store shelf space to small and minority business owners and operators that are perceived as economically disadvantaged relative to major national or international food producers or distributors. If we are incorrect, or if the wholesale or retail outlets on which we may become dependent change or abandon these policies our business and results of operations will be significantly negatively affected. Events that impact the number of persons with a desire to purchase or consume Latin oriented food products could also negatively affect our business or results of operations.

5. ESD is and will continue to be dependent on the services of our founder and president, Andrew Uribe, the loss of whose services would likely cause our business operations to cease.

ESD’s business strategy is completely dependent upon the knowledge, reputation and business contacts of Andrew Uribe, our president and director. If we were to lose the services of Mr. Uribe, it is unlikely that we would be able to continue conducting our business plan even if financing were obtained.

Mr. Uribe, is entirely responsible for the execution of our business. He is not presently employed and is under no contractual obligation to become employed by us. If he should choose to leave us for any reason before we have hired qualified additional personnel, our operations are likely to fail. Even if we are able to find additional personnel, it is uncertain whether we could find someone who could develop our business as presently contemplated. We do not intend to acquire “key-man” life insurance on the life of Mr. Uribe. Accordingly, it is important that we are able to attract, motivate and retain highly qualified and talented personnel and independent contractors who provide services for us in the event the Mr. Uribe is not available to us, although it is unlikely that they would be an adequate replacement for the skills, resources, knowledge, reputation and business contacts of Mr. Uribe.

6. We will need additional, qualified personnel in order to expand our business. Without additional personnel, we will not be able to expand our business.

Expanding our business entails increasing the number of persons engaged in activities for the promotion of Emy’s Salsa. We presently do not have any plans to increase these persons. Due to the limited activities or Orbital, its status as a startup operation, the present inability of Orbital to produce Emy’s Salsa in any significant quantity that could be ordered by any wholesale or retail organizations, local, national or regional, even if we did identify suitable wholesale or retail purchasers, we are not planning on increasing our activity level, efforts or personnel. Our primary activity is to prepare for the potential larger scale demand that could arise for Emy’s Salsa, and seek working capital that will be necessary to inventory and stock products necessary for the increased demand. We will need to have Orbital establish a track record that provides us assurance that we will be able to satisfy the expectations of our customers who may purchase Emy’s Salsa from or through us. We have not done any research as to the availability or cost of qualified personnel, the interest of wholesale or retail customers that would allow us to consider appropriate staffing levels or the compensation that would be required for additional personnel, but believe that a significant amount of our personnel cost may be “commission” based, other than for officers and administrative personnel who would receive salaries. There is no way of determining the likelihood of finding and being able to afford and hire persons meeting these credentials.

7. Our revenues and operating results could fluctuate significantly from quarter to quarter, which may cause our stock price to decline.

Since our inception, we have not recognized any revenue. Our results from year-to-year and from month-to-month are expected to vary significantly based on ordering cycles of major wholesale food distributors who we plan to pursue for sales, and the payment cycle of such organizations. As a result of these and other factors, we believe that period-to-period comparisons of our operating results will not be meaningful and that you should not rely upon our performance in a particular historical period as an indication of our performance in any future period.

8. The ability of our president to control our business limits minority shareholders’ ability to influence corporate affairs.

Our president and family members currently own, directly or indirectly, approximately 45% of our outstanding common stock. Because of this ownership, and his position as an officer and director, our president will be in a position to continue to have significant impact on our business and affairs, including the election of our board of directors. The interests of our president may differ from the interests of other shareholders with respect to the issuance of shares, business transactions with or sales to other companies, including to or with Orbital and the conflicts of interest that could arise with regard to pricing, quantity, and access, selection of officers and directors and all other business decisions. Our minority shareholders would individually have no way of overriding decisions made by our president and in the event of a disagreement the loss of the continued services of our president would negatively affect our business and prospects. We believe that the current ownership percentage, of approximately 45%, is the minimum amount necessary for the market to perceive our company as a minority owned small business, although this assumption may be incorrect and this ownership may diminish over time as we seek additional capital. In the event that we are incorrect, it may be necessary to issue or sell to Mr. Uribe or his affiliates additional shares of our common stock, which may be at a price below the market price, in order to increase his ownership that would result in dilution to existing shareholders. There is not presently any agreement, or requirement, that we take such steps. The level of control may also cause the market value of our shares to be lower than it may be without a high level of control.

9. We may be exposed to potential risks resulting from new requirements under Section 404 of the Sarbanes-Oxley Act of 2002, as amended. If we become subject to these requirements we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock, if a market ever develops, could drop significantly.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, as amended, we believe we will be required, beginning with our fiscal year ending December 31, 2008 as a “newly public company,” to include in our annual report our assessment of the effectiveness of our internal control over financial reporting as of the end of fiscal 2008. Our independent registered public accounting firm will be required to attest to whether our assessment of the effectiveness of our internal control over financial reporting is fairly stated in all material respects and separately report on whether it believes we have maintained, in all material respects, effective internal control over financial reporting as in future periods beginning with our December 31, 2009 annual report. We have not yet completed our assessment of the effectiveness of our internal control over financial reporting. We expect to incur additional expenses and diversion of management’s time as a result of performing the system and process evaluation, testing and remediation required in order to comply with the management certification and auditor attestation requirements.

We do not have a sufficient number of employees to segregate responsibilities and may be unable to afford increasing our staff or engaging outside consultants or professionals to overcome our lack of employees. During the course of our testing, we may identify other deficiencies that we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to help prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock, if a market ever develops, could be impacted significantly.

10. We have only two directors which limits our ability to establish effective independent corporate governance procedures and increases the control of our president.

We have only two directors, one of which is also our president, and chief accounting/principal financial officer. Accordingly, we have not established board committees comprised of independent members to oversee functions like compensation or audit issues.

Until we have a larger board of directors which would include some independent members, if ever, there will be limited oversight of our president’s decisions and activities and little ability for minority shareholders to challenge or reverse those activities and decisions, even if they are not in the best interests of minority shareholders.

11. The costs to meet our reporting and other requirements as a public company subject to the Securities Exchange Act of 1934 will be substantial and may result in us having insufficient funds to expand our business or even to meet routine business obligations.

Upon becoming a public entity we will become subject to the reporting requirements of the Securities Exchange Act of 1934, as amended. We will incur ongoing expenses associated with professional fees for accounting, legal and for other expenses. We estimate that these costs may be up to $50,000 per year, exclusive of the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. We currently do not possess adequate financial resources to cover these expected costs of becoming public. These obligations will reduce and possibly eliminate our ability and resources to fund other aspects of our business and may prevent us from meeting our normal business obligations and require we secure additional sources of capital.

Risks Relating to Our Common Shares

12. Shareholders may be diluted significantly through our efforts to obtain financing and from issuance of additional shares of our common stock for services.

We have no committed source of financing. We may issue shares or incur debt, which may be convertible into share, of our common stock to satisfy our financial obligations. In addition, if a trading market develops for our common stock, we may attempt to raise capital by selling shares of our common stock, possibly with warrants, which may be issued or exercised at a discount to the market price for our common stock. These actions will result in dilution of the ownership interests of existing shareholders, and may further dilute common stock book value, and that dilution may be material. Such issuances may also serve to enhance existing management’s ability to control ESD because the shares may be issued to our officers, directors, new employees, or related parties and may be on a non-arms length basis.

13. Currently there is no public market for our securities, and there can be no assurances that any public market will ever develop or that our common stock will be quoted for trading and even if quoted, it is likely to be subject to significant price fluctuations.

There is no established trading market for our common stock. Our plans include seeking a market maker to file an application with the NASD seeking authorization to quote our shares on the automated quotation service maintained by the National Association of Securities Dealers, Inc., commonly known as the OTC Bulletin Board (“OTCBB”). There can be no assurance as to whether such market maker’s application will be accepted or, if accepted, the prices at which our common stock will be bid or sold if a trading market shall arise. There can be no assurance that any trading marked will ever develop in our common stock.

It is unlikely that our common stock will be of interest to or that any research analysts will cover or report on our company due to our small size and limited stockholder base. There may be only a single or a limited number of institutions acting as market makers for our common stock. Either of these factors could adversely affect the liquidity and trading price of our common stock. As a result, the price at which our common stock may trade is likely to fluctuate significantly. Prices for our common stock will be determined in the marketplace and may be influenced by many factors, including the depth and liquidity of the market for shares of our common stock, developments affecting our business, including the impact of the factors referred to elsewhere under the heading “Risk Factors,” investor perception of ESD and general economic and market conditions. No assurances can be given that an orderly or liquid market will ever develop for the shares of our common stock.

Because of the anticipated minimal trading price and insignificant volume expected in the market for our common stock, brokerage firms may not be willing to effect transactions in these securities.

14. Our articles of incorporation and by-laws provide for indemnification of our present and former officers and directors in the event any claim is asserted against them and limits their liability which may require us to incur costs for their legal defense and any ultimate liability.

Our articles of incorporation, bylaws and applicable Nevada law permit us to provide for indemnification of our directors, officers, employees, and agents under certain circumstances arising from their association with or activities on behalf of ESD, and to advance expenses for legal and other costs of such actions. This indemnification policy could result in substantial expenditures by us for the benefit of our officers, directors and others. In the opinion of the SEC, indemnification for liabilities arising under federal securities laws is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable.

15. Any market that develops in shares of our common stock will be subject to the penny stock restrictions which will create a lack of liquidity and make trading difficult or impossible.

Rule 15g-9 adopted under the Securities Exchange Act of 1934, as amended, defines a “penny stock,” as an equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to a limited number of exceptions. We expect that our common stock will be a penny stock subject to the penny stock rules. Under the penny stock rules, a broker or dealer must follow certain practices including obtaining a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person’s account for transactions in penny stocks, the broker or dealer must obtain financial information and investment experience and objectives of the person and make a reasonable determination that transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, which, in highlight form, sets forth the basis on which the broker or dealer made the suitability determination, and that the broker or dealer received a signed, written agreement from the investor prior to the transaction. These requirements will create a lack of liquidity and shareholders may find it difficult to dispose of their shares than would be the case if these rules did not apply to our common stock.

Because of these regulations and historic market abuses in penny stocks, many broker-dealers may not wish to engage in the above-referenced activities and may encounter difficulties in their attempt to sell shares of our common stock, which may affect the ability of selling shareholders or other holders to sell their shares. Our shares in all probability will be subject to such penny stock rules for the foreseeable future and our shareholders will, in all likelihood, find it difficult to sell their securities in open market transactions.

16. The market for penny stocks has experienced numerous frauds and abuses which could cause investors in our stock to lose some or all of their investment.

The market for penny stocks has suffered from fraud and abuse which could affect the liquidity and trading price of our securities, including the following:

•	Control of the market by one or a few broker-dealers that are often related to the promoter or issuer;

•	Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

•	“Boiler room” activities involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;

•	Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

•
Selling of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

If violations of these rules occur, remedies to the investors include seeking rescission of their purchase of shares made through their brokerage account. We may be subject to claims from investors and purchasers in the market that there have been violations in which case we will be required to expend resources and divert management’s time and attention, to defending such actions and may not prevail. In the event that we are subjected to such claims, or become involved in litigation, investigations, or regulatory inquires for any reason, the price of our common stock and value of our company could decline significantly.

17. If a market develops for our shares, Rule 144 sales may depress prices in that market.

All of the outstanding shares of our common stock held by present stockholders are “restricted securities” within the meaning of Rule 144 under the Securities Act of 1933, as amended. After our registration statement was declared effective on January 30, 2008, 10,400,000 additional shares issued held by former and present officers, directors, consultants, and others as unregistered securities will be or became subject to resale under Rule 144. These shares held by such persons could become eligible for free trading six months following the anniversary of the date of sale or issuance, which is the earliest day upon which Rule 144 sales are presently eligible to be made.

As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Act and as required under applicable state securities laws. Rule 144 provides in general that a person who has held restricted securities for a prescribed period (six months effective February 2008 for non-affiliates and one year for affiliates) may resell such shares without regard to volume. Under certain conditions, for “shell companies” such as the Company, the six months period is not available. For affiliates and shell company holders, holders may resell such shares without registration during every three month period, in brokerage transactions and subject to other conditions, a number of shares that does not exceed one percent (1%) of a company’s outstanding common stock. There is no limit on the amount of restricted securities that may be sold by a non-affiliate (i.e., a stockholder who has not been an officer, director or control person during the 90 days preceding sale) and after restricted securities have been held by the owner for a period of one year. Sales under Rule 144 or pursuant to a further registration statement for our common stock, on behalf of the company or selling shareholders, may have a depressive effect upon the price of our common stock.

18. Trading in our common stock may be restricted by virtue of state securities “Blue Sky” laws. These restrictions may make it difficult or impossible to sell shares in those states.

There is no public market for our common stock, and there can be no assurance that any public market will develop in the foreseeable future. Transfer of our common stock may also be restricted under the securities or securities regulations laws promulgated by various states and foreign jurisdictions, commonly referred to as “Blue Sky” laws. Absent compliance with such individual state laws, our common stock may not be traded in such jurisdictions. Because the securities registered hereunder have not been registered for resale under the blue sky laws of any state, the holders of such shares and persons who desire to purchase them in any trading market that might develop in the future, should be aware that there may be significant state blue sky law restrictions upon the ability of investors to sell the securities and of purchasers to purchase the securities. These restrictions prohibit the secondary trading of our common stock. We currently do not intend to and may not be able to qualify securities for resale in approximately 17 states which do not offer manual exemptions and require shares to be qualified before they can be resold by our shareholders. Accordingly, investors should consider the potential secondary market for our securities, should one develop, to be extremely limited.

19. Provisions of our articles of incorporation and Nevada law could deter a change of our management which could discourage or delay offers to acquire us.

Provisions of our articles of incorporation and Nevada law make it difficult for someone to affect a change of control of the company or to remove existing management, and might discourage a third party from offering to acquire a controlling interest in us, even if a change in control or in management would be beneficial to our stockholders.

As a Nevada corporation, we are subject to certain provisions of the Nevada Business Corporation Law rules and which inhibit the likelihood of a non-negotiated merger or other business combination. These provisions are intended to encourage any person interested in acquiring us to negotiate with, and to obtain the approval of, our board of directors in connection with such a transaction and to discourage unsolicited bids. These provisions may discourage a future acquisition of us, including an acquisition in which our shareholders might otherwise receive a premium for their shares. Shareholders who might desire to participate in such a transaction may not have the opportunity to do so.

20. Our board of directors has the authority, without stockholder approval, to issue shares of “blank check” preferred stock with terms that may not be viewed as beneficial to common stockholders, and which may adversely affect common stockholders.

Our articles of incorporation allow us to issue shares of preferred stock without any vote by our stockholders. Our board of directors has the authority to fix and determine the relative rights and preferences of preferred stock. Our board of directors also has the authority to issue preferred stock without further stockholder approval. As a result, our board of directors could authorize the issuance of preferred stock that would grant to holders the preferred right to vote on decisions submitted for a vote of the stockholders, to a priority on distribution of our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock and the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock, and similar rights and priorities over our common stock

21. 2,987,500 shares of our common stock may be sold by selling stockholders under our registration statement. Significant sales of these shares over a short or concentrated period of time are likely to depress the market for and price of our shares in any market that may develop.

Shares of our common stock held by 20 shareholders have been registered for resale and may presently be resold subsequent to effectiveness of our registration statement which was declared effective January 20, 2008. These 2,987,500 shares may be sold without restriction which may occur without reliance upon Rule 144, and accordingly without restriction as to volume or timing restrictions contained in Rule 144. The ability to sell these shares of common stock and/or the sale thereof reduces the likelihood of the establishment and/or maintenance of an orderly trading market for our shares at any time in the near future.

For all of the foregoing reasons and others set forth herein, an investment in our securities in any market which may develop in the future involves a high degree of risk.

22. Failure to comply with internal control attestation requirements could lead to loss of public confidence in our financial statements and negatively impact our stock price.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to include in our next annual report, management’s assessment of the effectiveness of our internal control over financial reporting. Furthermore, beginning with the fiscal year ending on December 31, 2009, our independent registered public accounting firm will be required to attest to whether management’s assessment of the effectiveness of internal controls over financial reporting is fairly stated in all material respects and separately report on whether it believes we maintained, in all material respects, effective internal control over financial reporting. If we fail to timely complete the development of our internal controls and management is unable to make this assessment, or, once required, if the independent registered public accounting firm cannot timely attest to this assessment, we could be subject to regulatory sanctions and a loss of public confidence in our internal control and the reliability of our financial statements, which ultimately could negatively impact our stock price.

Any future acquisitions and other material changes in our operations likely will require us to expand and possibly revise our disclosure controls and procedures, internal controls and related corporate governance policies. In addition, the new and changed laws and regulations are subject to varying interpretations in many cases due to their lack of specificity and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. If our efforts to comply with new or changed laws and regulations differ from the conduct intended by regulatory or governing bodies due to ambiguities or varying interpretations of the law, we could be subject to regulatory sanctions, our reputation may be harmed and our stock price may be adversely affected.

Item 2. Description of Property.

Our executive offices are currently located in the offices of Orbital, in Dunloggin, Maryland. We utilize without cost 100 square feet of shared space. We do not own any real property.

Item 3.  Legal Proceedings.

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. The Company’s property is not the subject of any pending legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

During the period ending December 31, 2007, there has not been any matter which was submitted to a vote of the Company’s shareholders through the solicitation of proxies or otherwise.

PART II

Item 5.  Market for Registrant’s Common Equity and Related Stockholder  Matters and Small Business Issuer Purchases of Equity Securities.

Market Information

Our common stock is not eligible to be traded on the Over-The-Counter Bulletin Board or any other exchange. We have sought to identify a market maker that will be willing to apply for authority to quote our common stock on the OTCBB during 2008. There has been no active trading in the Company’s securities.

Holders

As of March 12, 2008 there were 12,387,500 common shares issued and outstanding, which were held by 25 stockholders of record.

Dividends

In the past, we have not declared or paid cash dividends on our common stock, and we do not intend to pay any cash dividends on our common stock. Rather, we intend to retain future earnings (if any) to fund the operation and expansion of our business and for general corporate purposes. In addition, our agreements with debt or preferred stock holders and other investors may restrict us from paying any cash dividends in the future.

Equity Compensation Plans

We do not have any equity compensation plans.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

At March 12, 2008 we had 25 shareholders.

Of our outstanding shares, 500,000 shares were issued on July 11, 2005 to Andrew Uribe and an additional 3,000,000 shares were issued on July 1, 2006 to Orbital which is owned and controlled by Andrew Uribe, our officer and director, in exchange for the Distribution Agreement and an extension of the term of the Distribution Agreement. On November 1, 2007, effective July 1, 2007, an additional 2,000,000 shares were issued to Orbital in connection with an extension of the Distributor Agreement to December 31, 2008. None of these 5,500,000 shares are being registered in this offering.

An additional 4,000,000 shares were issued as of July 11, 2005 to four additional persons for services in connection with formation, organization and the business of the company and 3,000,000 shares on November 1, 2007 to two additional persons for services aggregating 1,000,000 shares, including 500,000 shares issued to our counsel for legal fees. None of the 10,400,000 shares held by these persons are being registered for resale or will be available for resale pursuant to this registration statement.

An additional 1,887,500 shares were issued to 19 shareholders at $0.01 per share paid in cash for which the company received $18,875 in cash proceeds from such sales from June 2005 through August 2007 in transactions that were exempt from the registration requirements under the Securities Act of 1933,as amended.

During November 2007, we issued 3,000,000 additional shares to 2 new and 1 existing shareholder for services rendered and a contract extension in transactions that were exempt from the registration requirements under the Securities Act of 1933, as amended.

All of the issuances above were made in reliance upon the exemptions available under Section 4(2) or Section 3(b) under the Securities Act of 1933, as amended.

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

We have not repurchased any shares of our common stock during the fiscal year ended December 31, 2007.

Item 6.  Management’s Discussion and Analysis or Plan of Operation.

Overview

We are seeking to introduce Emy’s Salsa into new markets in the Northeast under a Distribution Agreement with Orbital. We have not made any sales of products and have received, through Orbital, non-binding letters expressing interest from several large and small food wholesalers and retailers. We intend to pursue these leads and offer distribution of Orbital’s products as our sole line of business for the foreseeable future. Orbital does not presently have adequate manufacturing, bottling, storage or transportation to satisfy any material demand we might generate for their products, and we do not possess nor do we intend on acquiring such resources. We do not maintain any website, have no employees, and do not lease or own any property that is used in our business and have no immediate plans to acquire any property or produce a website.

Characteristics of our Revenues and Expenses

We cannot predict what our level of activity will be over the next 12 months because we do not know what level of production, bottling, storage and transportation Orbital will develop, or if Orbital will be able to attract financing for such purposes, or if we will be able to interest others in purchasing Emy’s products by or through us.

Revenues, Operating Loss, Cost of Revenues. Selling General and Administrative Expenses, Net Loss

Due to the startup nature of our business, each of the items from our Statement of Operations for the fiscal years ended December 31, 2007 and 2006 may not be indicative of future levels of activity. As such, we expect our costs and loss to increase in future periods as we seek active customers, and incur costs for infrastructure. During the prior periods, all expenses have been attributable to startup, organizational, legal and accounting expenses for services provided in connection with such matters and related to the preparation and filing of our registration statement.

Liquidity and Capital Resources

As of December 31, 2007 and 2006, we had cash of $4,648 and $13,789, respectively. We have historically met our liquidity requirements from a variety of sources, including short-term borrowings from related parties and the sale of equity securities. We do not presently maintain any credit facilities, although we may incur indebtedness in connection with our expansion plans.

As of December 31, 2007, we had positive working capital of $2,419 due primarily to the lack of indebtedness.

ESD does not have any credit facilities or other commitments for debt or equity financing. No assurances can be given that advances when needed will be available. We do not believe that we need funding to continue our operations at our current level because we do not have a capital-intensive business plan, and our fixed cost level is low. However, we will need additional capital to maintain our status as a publicly reporting company, such as for audit, printing, legal and transfer agent fees. We would need some form of financing if Orbital increases its capacity significantly, and we decide to ramp up our activities in accordance with our business plan. If a market for our shares ever develops, of which there can be no assurances, we may use restricted shares or options to compensate employees, officers, directors, consultants and others wherever possible. If we are successful such steps may enable us to meet some or all of the obligations of being a public company without requiring additional sources of financing. We believe that we will not have sufficient cash on hand for 12 months of operations unless we commence activities related to our Distribution Agreement rights with Orbital and in such case will not generate sufficient cash to continue operations for the next 12 months from the date of this report without additional investment in our equity or we incur indebtedness.

Loans From Related Parties

As of December 31, 2007, all previous short term advances for organizational expenses other than $200 had been converted into equity. Since December 31, 2007 certain operating expenses have been advanced through short-term loans from a stockholder that are payable upon demand and which accrue interest at a rate of 8% per annum.

Private Placement

We completed a private placement in August 2007, pursuant to which we issued 1,887,500 shares of common stock for aggregate gross proceeds of $18,875. In connection with this private placement, we incurred no placement agent or other fees.

Critical Accounting Policies

Our financial statements are prepared in conformity with generally accepted accounting principles in the United States of America, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the reporting periods. Critical accounting policies are those that require the application of management’s most difficult, subjective, or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that may change in subsequent periods. In preparing the financial statements, we utilized available information, including our past history, industry standards and the current economic environment, among other factors, in forming our estimates and judgments, giving due consideration to materiality. Actual results may differ from these estimates. In addition, other companies may utilize different estimates, which may impact the comparability of our results of operations to those of companies in similar businesses. We believe that of our significant accounting policies as described in the Notes accompanying our financial statements may involve a higher degree of judgment and estimation.

Going Concern Consideration

The financial statements contained herein have been prepared on a "going concern" basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  For the reasons discussed herein and in the footnotes to the financial statements, there is a significant risk that we will be unable to continue as a going concern.  Our audited financial statements included in this Report for the period ended December 31, 2007 contain additional note disclosures describing the circumstances that lead to this disclosure by our independent registered accounting firm.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 7. Financial Statements.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 8A(T). Controls and Procedures.

Controls and Procedures

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As noted below, we were unable to conclude that our disclosure controls and procedures are effective, as of the end of the period covered by this report (December 31, 2007), in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. We believe that we will have effective internal controls to meet this requirement prior to the filing of our annual report for the year ended December 31, 2008.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act as a process designed by, or under the supervision of, a company’s principal executive and principal financial officers and effected by a company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

As a result of a our status as a “newly public company” we did not have a reasonable period of time to design, implement and test compliance of our internal control over financial reporting. As a result, this annual report does not include an assessment by our management of our internal control over financial reporting as of December 31, 2007, as noted above.

 Item 8B. Other Information.

None.

PART III

Item 9.  Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

Directors and Executive Officers

MANAGEMENT

The following table sets forth information regarding the members of our board of directors and our executive officers. All directors hold office for one-year terms until the election and qualification of their successors. Officers are elected annually by the board of directors and serve at the discretion of the board.

Name	Age	Position
Andrew Uribe	50	President and Director
Sheila Gladhill	40	Secretary
Kim Long	50	Treasurer
Jean Young	44	Director

Jean Young has served as a director since our formation. Ms. Young is an experienced investor relations professional.

Andrew Uribe Andrew Uribe has served as an officer and director of the company since July 2006. Mr. Uribe served as the sole officer and director of Southridge Technology Group, Inc. (OTCBB:SOUT) from April 13, 2007 through July 13, 2007. Southridge Technology Group, Inc. provides customized computing and communications services and solutions for small to medium-sized businesses. Mr. Uribe is a Spanish language interpreter for FIRN. Since 2003 and has been an adjunct instructor in clinical forensics at Anne Arundel Community College. From March 2000 until December 2004, Mr. Uribe was a chemist for the U.S. Department of Defense. Mr. Uribe has in the past been involved in the development and marketing of point-of-care testing for HIV antibodies for use in underdeveloped countries as a screening tool for early diagnosis. Mr. Uribe will continue to provide assistance to the company in addition to his primary activities with Orbital.

Sheila Gladhill Ms. Gladhill initially served as President through 2005, and has served as our Secretary since our formation. Ms. Gladhill attended the University of Maryland and is an experienced sales representative.

Kim Long Ms. Long has served as our Treasurer since our formation. Ms. Long is an experienced customer service manager.

Board of Directors

All directors hold office for a period of one year and until their successor is duly elected and qualified. Directors receive no compensation.

Committees of the Board of Directors

We do not maintain any committees but we intend to establish an audit committee and a compensation committee. The audit committee will review the results and scope of the audit and other services provided by the independent auditors and review and evaluate the system of internal controls. The compensation committee will manage compensation including any stock option or other plan, and review and recommend compensation arrangements for the officers.

All directors will be reimbursed for any accountable expenses incurred in attending directors’ meetings provided that the company has the resources to pay these expenses. No director expenses have heretofore been paid or reimbursed other than Jean Young, a Director, who was paid $1,000 during 2006 and $1,000 during 2007 in connection with her services to the company.

Involvement in Certain Legal Proceedings

We are not aware of any material legal proceedings that have occurred within the past five years concerning any director, director nominee, or control person which involved a criminal conviction, a pending criminal proceeding, a pending or concluded administrative or civil proceeding limiting one's participation in the securities or banking industries, or a finding of securities or commodities law violations.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires officers and directors of the Company and persons who own more than ten percent of a registered class of the Company's equity securities to file reports of ownership and changes in their ownership with the Securities and Exchange Commission, and forward copies of such filings to the Company. We believe, based solely on our review of the copies of such forms and other written representations to us, that during the fiscal year ended December 31, 2007, all reporting persons complied with all applicable Section 16(a) filing requirements.

Auditors; Code of Ethics; Financial Expert

Our independent registered public accounting firm is Berman & Company P.A.

We do not currently have a Code of Ethics applicable to our principal executive, financial and accounting officers. We do not have a “financial expert” on the board or an audit committee or nominating committee.

Potential Conflicts of Interest

Since we do not have an audit or compensation committee comprised of independent directors, the functions that would have been performed by such committees are performed by our directors. The Board of Directors has not established an audit committee and does not have an audit committee financial expert, nor has the Board established a nominating committee. The Board is of the opinion that such committees are not necessary since the Company has only two directors, and to date, such directors have been performing the functions of such committees. Thus, there is a potential conflict of interest in that our directors and officers have the authority to determine issues concerning management compensation, nominations, and audit issues that may affect management decisions. We are not aware of any other conflicts of interest with any of our executive officers or directors.

Item 10. Executive Compensation.

Summary Compensation

Since our incorporation on July 11, 2005, we have not paid any compensation to our directors or officers in consideration for their services rendered to our Company in their capacity as such. We have no employment agreements with any of our directors or executive officers. We have no pension, health, annuity, bonus, insurance, stock options, profit sharing or similar benefit plans.

Grants of Stock Options and Stock Appreciation Rights

Since our inception on July 11, 2005, no stock options or stock appreciation rights have been granted to any of our directors or executive officers.

Option/ SAR Exercises

Since our inception on July 11, 2005, none of our directors or executive officers have been issued any stock options or stock appreciation rights, and none of them holds unexercised stock options.

Long Term Incentive Plan Awards

The Company has no long-term incentive plans.

Compensation of Directors

Our directors do not receive compensation for their services as directors.

Employment Contracts

There are no employment agreements between the Company and any of its directors or executive officers.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth information with respect to the beneficial ownership of our common stock as of March 12, 2008 by:

•	each person known by us to beneficially own more than 5.0% of our common stock;

•	each of our directors;

•	each of the named executive officers; and

•	all of our directors and executive officers as a group.

The percentages of common stock beneficially owned are reported on the basis of regulations of the Securities and Exchange Commission governing the determination of beneficial ownership of securities. Under the rules of the Securities and Exchange Commission, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or to direct the voting of the security, or investment power, which includes the power to dispose of or to direct the disposition of the security. Except as indicated in the footnotes to this table, each beneficial owner named in the table below has sole voting and sole investment power with respect to all shares beneficially owned and each person’s address is c/o Emy’s Salsa Aji Distribution Company, Inc., P.O. Box 7, Ellicott City, Maryland 21041. As of January 22, 2008, we had 12,387,500 shares outstanding.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned (1)	Percentage Beneficially Owned (1)
Andrew Uribe, President and a Director (2)	5,500,000	44%
Sheila Gladhill, Secretary	1,000,000	8%
Kim Long, Treasurer	1,000,000	8%
Jean Young, Director	1,900,000	15%

All directors and executive officers as a group (4 persons)	9,400,000	75%

* Less than 1%.

(1)
Shares of common stock beneficially owned and the respective percentages of beneficial ownership of common stock assumes the exercise of all options, warrants and other securities convertible into common stock beneficially owned by such person or entity currently exercisable or exercisable within 60 days of January 22, 2008. Shares issuable pursuant to the exercise of stock options and warrants exercisable within 60 days are deemed outstanding and held by the holder of such options or warrants for computing the percentage of outstanding common stock beneficially owned by such person, but are not deemed outstanding for computing the percentage of outstanding common stock beneficially owned by any other person.

(2)	Includes shares owned Orbital Group, LLC, of which Mr. Uribe is deemed beneficial owner.

Director Independence

We are not subject to listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have our board comprised of a majority of “independent directors.” We do not believe that any of our directors currently meet the definition of “independent” as promulgated by the rules and regulations of any national stock exchange.

Item 12.Certain Relationships and Related Transaction, and Director Independence.

We currently operate out of office space located at the location of Orbital owned by our President and Director, Mr. Uribe, for which we do not pay rent.

Orbital received all of its 3,000,000 shares of common stock for no cash investment upon execution of the Distribution Agreement, and Mr. Uribe received all of his 500,000 shares of common stock for no cash investment in consideration for services provided. In addition, on November 1, 2007, effective July 1, 2007, Orbital received an additional 2,000,000 shares of common stock for a one-year extension of the Distribution Agreement. Mr. Uribe is the controlling owner of Orbital with which the company has entered into the Distribution Agreement. The terms of the Distribution Agreement were not determined on an arms-length basis.

Item 13. Exhibits.

Exhibit	Description
3.1
Articles of Incorporation of Registrant (annexed as Exhibit 3.1 to Amendment No. 1 to the Registration Statement on Form SB-2/A filed with the Securities and Exchange Commission on January 25, 2008 and incorporated herein by reference)

3.2
Certificate of Amendment to Articles of Incorporation of Registrant (annexed as Exhibit 3.2 to Amendment No. 1 to the Registration Statement on Form SB-2/A filed with the Securities and Exchange Commission on January 25, 2008 and incorporated herein by reference)

3.3	By-Laws of Registrant (annexed as Exhibit 3.1 to the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on November 13, 2007 and incorporated herein by reference)

10.1
Form of Distribution Agreement (annexed as Exhibit 10.1 to the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on November 13, 2007 and incorporated herein by reference)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley (filed herewith)

Item 14. Principal Accountant Fees and Services.

Our independent registered public accounting firm is Berman & Company P.A.. Their pre-approved fees billed to the Company are set forth below:
	Fiscal Year Ended	Fiscal Year Ended
	December 31, 2007	December 31, 2006
Audit Fees	$5,000	$7,500
Audit Related Fees	$4,438	$0
Tax Fees	$0	$0
All Other Fees	$0	$0

As of December 31, 2007, the Company did not have a formal documented pre-approval policy for the fees of the independent registered public accounting firm. The percentage of hours expended on the independent registered public accounting firm engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the independent registered public accounting firm's full-time, permanent employees was approximately 0%.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 Date: March 26, 2008

By:	/s/ ANDREW URIBE Andrew Uribe President, Principal Accounting Officer, and Director

In accordance with the exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 26, 2008

By:	/s/ ANDREW URIBE	President,
	Andrew Uribe	Principal Accounting Officer, and Director

EMY’S SALSA AJI DISTRIBUTION COMPANY, INC.
(A DEVELOPMENT STAGE COMPANY)
FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

CONTENTS

Page(s)
Report of Independent Registered Public Accounting Firm	F-1

Balance Sheets - As of December 31, 2007 and 2006	F-2

Statements of Operations - For the Years Ended December 31, 2007 and 2006 and for the Period from July 11, 2005 (inception) to December 31, 2007	F-3

Statements of Changes in Stockholders’ Equity - For the Years Ended December 31, 2007 and 2006 and for the Period from July 11, 2005 (inception) to December 31, 2007	F-4

Statements of Cash Flows - For the Years Ended December 31, 2007 and 2006 and for the Period from July 11, 2005 (inception) to December 31, 2007	F-5

Notes to Financial Statements for the Years Ended December 31, 2007 and 2006	F-6 - F-12

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of:
Emy’s Salsa AJI Distribution Company, Inc.

We have audited the accompanying balance sheets of Emy’s Salsa AJI Distribution Company, Inc. (a development stage company) as of December 31, 2007 and 2006, and the related statements of operations, changes in stockholders’ equity and cash flows for the years ended December 31, 2007 and 2006 and for the period from July 11, 2005 (inception) to December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Emy’s Salsa AJI Distribution Company, Inc. (a development stage company) as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years ended December 31, 2007 and 2006 and for the period from July 11, 2005 (inception) to December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has a net loss of $43,386, net cash used in operations of $12,941 for the year ended December 31, 2007, and a deficit accumulated during the development stage of $51,572 at December 31, 2007. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan in regards to these matters is also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Berman & Company, P.A.

Boca Raton, Florida
March 11, 2008

Emy's Salsa AJI Distribution Company, Inc.
(A Development Stage Company)
Balance Sheets

	December 31,
	2007	2006
Assets

Current Assets
Cash	$4,648	$13,789
Total Current Assets	4,648	13,789

Other asset - net of accumulated amortization of $24,666 and $6,000	25,334	24,000

Total Assets	$29,982	$37,789

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$1,154	$-
Accrued liabilities	875	250
Loan payable	200	-
Total Current Liabilities	2,229	250

Stockholders’ Equity
Common stock ($0.0001 par value, 75,000,000 shares authorized,
authorized, 12,387,500 and 9,027,500 shares issued and outstanding)	1,239	903
Additional paid in capital	78,086	44,822
Deficit accumulated during development stage	(51,572)	(8,186)
Total Stockholders’ Equity	27,753	37,539

Total Liabilities and Stockholders’ Equity	$29,982	$37,789

See accompanying notes to financial statements

Emy's Salsa AJI Distribution Company, Inc.
(A Development Stage Company)
Statements of Operations

			For the Period from
	For the Year Ended		July 11, 2005 (inception) to
	December 31, 2007	December 31, 2006	December 31, 2007

Revenues	$-	$-	$-

Operating expenses
General and administrative	43,466	7,602	51,868
Total operating expenses	43,466	7,602	51,868

Loss from operations	(43,466)	(7,602)	(51,868)

Other income
Interest income	80	216	296
Total other income	80	216	296

Net loss	$(43,386)	$(7,386)	$(51,572)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.01)

Weighted average number of shares outstanding
during the year/period - basic and diluted	10,329,062	7,383,178	7,889,282

See accompanying notes to financial statements

Emy's Salsa AJI Distribution Company, Inc.
(A Development Stage Company)
Statement of Changes in Stockholders' Equity
For the Years Ended December 31, 2007 and 2006 and for the Period from July 11, 2005 (Inception) to December 31, 2007

				Deficit
				Accumulated
			Additional	During		Total
	Common Stock		Paid in	Development	Subscriptions	Stockholders'
	Shares	Amount	Capital	Stage	Receivable	Equity

Issuance of common stock for services - related parties - founder shares ($0.0001/share)	4,500,000	$450	$-	$-	$-	$450

Issuance of common stock for consulting services ($0.01/share)	35,000	4	347	-	-	350

Issuance of common stock in exchange for subscriptions receivable ($0.01/share)	1,050,000	105	10,395	-	(10,500)	-

Net loss, 2005	-	-	-	(800)	-	(800)

Balance, December 31, 2005	5,585,000	559	10,742	(800)	(10,500)	-

Receipt of prior period stock subscriptions	-	-	-	-	10,500	10,500

Issuance of common stock to acquire distribution agreement - related party ($0.01/share)	3,000,000	300	29,700	-	-	30,000

Issuance of common stock for cash ($0.01/share)	360,000	36	3,564	-	-	3,600

Issuance of common stock for cash - related parties ($0.01/share)	70,000	7	693	-	-	700

Issuance of common stock for consulting services ($0.01/share)	12,500	1	124	-	-	125

Net loss, 2006	-	-	-	(7,386)		(7,386)

Balance, December 31, 2006	9,027,500	903	44,822	(8,186)	-	37,539

Issuance of common stock to extend distribution agreement - related party ($0.01/share)	2,000,000	200	19,800	-	-	20,000

Issuance of common stock for cash - ($0.01/share)	360,000	36	3,564	-	-	3,600

Issuance of common stock for legal services - ($0.01/share)	1,000,000	100	9,900	-	-	10,000

Net loss, 2007	-	-	-	(43,386)	-	(43,386)

Balance, December 31, 2007	12,387,500	$1,239	$78,086	$(51,572)	$-	$27,753

See accompanying notes to financial statements

Emy's Salsa AJI Distribution Company, Inc.
(A Development Stage Company)
Statements of Cash Flows

			For the Period from
	For the Year Ended		July 11, 2005 (inception) to
	December 31, 2007	December 31, 2006	December 31, 2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(43,386)	$(7,386)	$(51,572)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	18,666	6,000	24,666
Stock issued for services	10,000	125	10,925

Changes in operating assets and liabilities:
Accounts payable	1,154	-	1,154
Accrued liabilities	625	250	875
Net Cash Used In Operating Activities	(12,941)	(1,011)	(13,952)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	3,600	14,800	18,400
Proceeds from loan payable	200	-	200
Net Cash Provided By Financing Activities	3,800	14,800	18,600

Net increase (decrease) in cash	(9,141)	13,789	4,648

Cash - beginning of year/period	13,789	-	-

Cash - end of year/period	$4,648	$13,789	$4,648

Supplemental Disclosure of Cash Flow Information
Cash paid during the year/period for:
Income taxes	$-	$-	$-
Interest	$-	$-	$-

Supplemental Disclosure of Non Cash Investing and Financing Activities:

Stock issued to acquire/extend distribution agreement	$20,000	$30,000	$50,000

See accompanying notes to financial statements

EMY’S SALSA AJI DISTRIBUTION COMPANY, INC.
(A DEVELOPMENT STAGE COMPANY)
FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

Note 1 Nature of Operations and Summary of Significant Accounting Policies

Nature of operations

Certiorari Corporation was a Nevada corporation incorporated on July 11, 2005. On August 23, 2005, the Company changed its name to Emy’s Salsa AJI Distribution Company, Inc. (the “Company”).

The Company is a development stage entity and expects to engage in the business of distributing products through distribution agreements with manufacturers. The initial focus of the Company’s efforts will be further development and future distribution of Emy’s Salsa (“Product”) for The Orbital Group (“Orbital”) (“Manufacturer”) - a related party.

Development stage

The Company's financial statements are presented as those of a development stage enterprise. Activities during the development stage primarily include negotiating distribution agreements and marketing the territory for distribution outlets for the Product. The Company, while seeking to implement its business plan, will look to obtain additional debt and/or equity related funding opportunities. The Company has not generated any revenues since inception.

Risks and uncertainties

The Company operates in an industry that is subject to intense competition and rapid technological change. The Company's operations are subject to significant risk and uncertainties including financial, operational, technological, and regulatory risks including the potential risk of business failure.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Significant estimates in 2007 and 2006 include the amortization period for an intangible asset and a 100% valuation allowance for deferred taxes due to the Company’s continuing and expected future losses.

Cash

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. The Company had no cash equivalents at December 31, 2007 and 2006.

EMY’S SALSA AJI DISTRIBUTION COMPANY, INC.
(A DEVELOPMENT STAGE COMPANY)
FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006
Long-lived assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. There were no impairment charges taken during the years ended December 31, 2007 and 2006 or for the period from July 11, 2005 (inception) to December 31, 2007.

The Company’s intangible asset is being amortized over its estimated useful life.

Net loss per share

Basic loss per share is computed by dividing net loss by weighted average number of shares of common stock outstanding during each period. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. For the years ended December 31, 2007 and 2006, or for the period from July 11, 2005 (inception) to December 31, 2007, respectively, the Company did not have any dilutive securities.

Stock-based compensation

All share-based payments to employees will be recorded and expensed in the statement of operations as applicable under SFAS No. 123R “Share-Based Payment”. For the years ended December 31, 2007 and 2006, and for the period from July 11, 2005 (inception) to December 31, 2007, respectively, the Company has not issued any stock based compensation.

Segment information

The Company follows Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." During 2007, the Company only operated in one segment; therefore, segment information has not been presented.

Income taxes

The Company accounts for income taxes under the liability method in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" under this method, deferred income tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

EMY’S SALSA AJI DISTRIBUTION COMPANY, INC.
(A DEVELOPMENT STAGE COMPANY)
FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006
Fair value of financial instruments

The carrying amounts of the Company’s short-term financial instruments, including accounts payable, accrued expenses and loan payable, approximates fair value due to the relatively short period to maturity for these instruments.

Recent accounting pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability. It also defines fair value and established a hierarchy that prioritizes the information used to develop assumptions. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not expect SFAS No. 157 to have a material impact on its financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits entities to choose to measure many financial instruments and certain other items at fair value. The unrealized gains and losses on items for which the fair value option has been elected should be reported in earnings.  The decision to elect the fair value option is determined on an instrument-by-instrument basis, should be applied to an entire instrument and is irrevocable.  Assets and liabilities measured at fair values pursuant to the fair value option should be reported separately in the balance sheet from those instruments measured using other measurement attributes.  SFAS No. 159 is effective as of the beginning of the Company’s 2008 fiscal year. The adoption of SFAS No. 159 is not expected to have a material effect on its financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No 51” (SFAS 160). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent’s ownership of a noncontrolling interest, calculation and disclosure of the consolidated net income attributable to the parent and the noncontrolling interest, changes in a parent’s ownership interest while the parent retains its controlling financial interest and fair value measurement of any retained noncontrolling equity investment. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The adoption of SFAS No. 160 is not expected to have a material effect on its financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS 141R, Business Combinations (“SFAS 141R”), which replaces FASB SFAS 141, Business Combinations. This Statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control.  SFAS 141R will require an entity to record separately from the business combination the direct costs, where previously these costs were included in the total allocated cost of the acquisition.  SFAS 141R will require an entity to recognize the assets acquired, liabilities assumed, and any non-controlling interest in the acquired at the acquisition date, at their fair values as of that date.  This compares to the cost allocation method previously required by SFAS No. 141.  SFAS 141R will require an entity to recognize as an asset or liability at fair value for certain contingencies, either contractual or non-contractual, if certain criteria are met.  Finally, SFAS 141R will require an entity to recognize contingent consideration at the date of acquisition, based on the fair value at that date.  This Statement will be effective for business combinations completed on or after the first annual reporting period beginning on or after December 15, 2008.  Early adoption of this standard is not permitted and the standards are to be applied prospectively only.  Upon adoption of this standard, there would be no impact to the Company’s results of operations and financial condition for acquisitions previously completed.  The adoption of SFAS No. 141R is not expected to have a material effect on its financial position, results of operations or cash flows.

EMY’S SALSA AJI DISTRIBUTION COMPANY, INC.
(A DEVELOPMENT STAGE COMPANY)
FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date and are not expected to have a material impact on the financial statements upon adoption.

Note 2 Going Concern

As reflected in the accompanying financial statements, the Company has a net loss of $43,386 and net cash used in operations of $12,941 for the year ended December 31, 2007; and a deficit accumulated during the development stage of $51,572 at December 31, 2007. In addition, the Company is in the development stage and has not yet generated any revenues. The ability of the Company to continue as a going concern is dependent on Management's plans, which include potential asset acquisitions, mergers or business combinations with other entities. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 3 Other Asset

On July 1, 2006, the Company issued 3,000,000 shares of common stock to acquire a distribution agreement (“DA”) from a manufacturer, having a fair value of $30,000 ($0.01/share), based upon recent cash offerings. This DA was scheduled for an initial one-year period. The DA provided the Company, as distributor, distribution rights in a specified geographic territory. The manufacturer is Orbital Group, LLC, which is operated by our Company’s Chairman and CEO.

On November 1, 2007, effective July 1, 2007, the Company issued an additional 2,000,000 shares of common stock, having a fair value of $20,000 ($0.01/share), based upon recent cash offerings, to extend the DA to December 31, 2008.

EMY’S SALSA AJI DISTRIBUTION COMPANY, INC.
(A DEVELOPMENT STAGE COMPANY)
FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

For the period from July 1, 2007 through December 31, 2008, the Company is required to purchase a minimum of $15,000 of products annually or the DA terminates. The DA would also terminate upon a change in control, or if the Company does not purchase at least $10,000 of products in any three consecutive month period. The DA renews automatically on the anniversary date for additional one-year periods.

The Company is amortizing the $30,000 over a period of thirty months and the $20,000 over a period of eighteen months. For the years ended December 31, 2007 and 2006, and for the period from July 11, 2005 (inception) to December 31, 2007, the Company has amortized $18,666, $6,000 and $24,666, respectively. At December 31, 2007, the remaining $25,334 will be amortized through December 31, 2008.

Note 4 Refundable Stock Subscription

In 2006, the Company received $250 from a potential investor - included in accrued liabilities. The subscription was not accepted, and the Company returned the funds in September 2007.

Note 5 Loan Payable

In August 2007, a third party advanced $200 in exchange for a loan. The loan is unsecured, non-interest bearing and due on demand. At December 31, 2007, this advance represented a 100% concentration in debt financing.

Note 6 Stockholders’ Equity

(A) For the Year Ended December 31, 2005

During July 2005, the Company issued 4,500,000 shares of common stock, having a fair value of $450 ($0.0001/share), to its founders for compensation.

During July and August 2005, the Company issued an aggregate 35,000 shares of common stock, having a fair value of $350 ($0.01/share), based upon the fair value of the services provided.

During December 2005, the Company issued 1,050,000 shares of common stock, to third parties in exchange for a subscription receivable totaling $10,500 ($0.01/share). Payment on subscription was received in January 2006.

(B) For the Year Ended December 31, 2006

In January 2006, the Company issued 70,000 shares of common stock for $700 ($0.01/share). Of the total, 60,000 shares were issued to related parties.

In March 2006, the Company issued 50,000 shares of common stock for $500 ($0.01/share).

In April 2006, the Company issued 10,000 shares of common stock for $100 ($0.01/share). These shares were issued to a family member of our Chairman and CEO.

In May 2006, the Company issued 250,000 shares of common stock for $2,500 ($0.01/share).

EMY’S SALSA AJI DISTRIBUTION COMPANY, INC.
(A DEVELOPMENT STAGE COMPANY)
FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

On July 1, 2006, the Company issued 3,000,000 shares of common stock to a related party. (See Note 3)

In July 2006, the Company issued 50,000 shares of common stock for $500 ($0.01/share).

In July 2006, the Company issued 12,500 shares of common stock for services having a fair value of $125 ($0.01/share) based upon recent cash offerings.

(C) For the Year Ended December 31, 2007

On November 1, 2007, effective July 1, 2007, the Company issued 2,000,000 shares of common stock to a related party. (See Note 3)

During August 2007, the Company issued 360,000 shares of common stock for $3,600 ($0.01/share).

During November 2007, the Company issued 1,000,000 shares of common stock for services provided by a third party, having a fair value of $10,000 ($0.01/share), based upon the fair value of the services provided.

Note 7 Related Party

During April 2007, a board member was paid $1,000 for services rendered.

Note 8 Income Taxes

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" "SFAS 109". SFAS 109 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carryforwards. SFAS 109 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets.

The Company has a net operating loss carryforward for tax purposes totaling approximately $51,572 at December 31, 2007 expiring through the year 2027. Internal Revenue Code Section 382 places a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally greater than a 50% change in ownership). Temporary differences, which give rise to a net deferred tax asset, are as follows:

Significant deferred tax assets at December 31, 2007 and 2006 are as follows:

	2007	2006
Gross deferred tax assets:
Net operating loss carryforward	$18,896	$2,999
Total deferred tax assets	18,896	2,999
Less: valuation allowance	(18,896)	(2,999)
Net deferred tax asset recorded	$-	$-

The valuation allowance at December 31, 2006 was $2,999. The net change in valuation allowance during the year ended December 31, 2007 was an increase of $15,897. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of December 31, 2007.

The actual tax benefit differs from the expected tax benefit for the years ended December 31, 2007 and 2006 (computed by applying the U.S. Federal Corporate tax rate of 34% to income before taxes and 4% for state income taxes, a blended rate of 36.64%) as follows:

	2007	2006
Expected tax expense (benefit) - Federal	$(14,162)	$(2,672)
Expected tax expense (benefit) - State	(1,735)	(327)
Change in valuation allowance	15,897	2,999
Actual tax expense (benefit)	$-	$-