Form 10-Q
period 2008-03-31
EMY'S SALSA AJI DISTRIBUTION COMPANY, INC.
filed 2008-05-14
CIK 1417926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE OF 1934

For the quarterly period ended March 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______________ to ___________________

Commission file number: 333-147330

EMY’S SALSA AJI DISTRIBUTION COMPANY, INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	20-4036208
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

P.O. Box 7, Ellicott City, MD	21041-0007
(Address of Principal Executive Offices)	(Zip Code)

(443) 742-2134
(Registrant’s Telephone Number, Including Area Code)

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of May 9, 2008, there were 12,387,500 shares of the issuer’s common stock outstanding.

Table of Contents

		Page
Part I	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Balance Sheets as of March 31, 2008 (Unaudited) and December 31, 2007 (Audited)	1

	Statements of Operations for the three-months ended March 31, 2008 and 2007 and for the period from July 11, 2005 (inception) to March 31, 2008 (Unaudited)	2

	Statements of Cash Flows for the three-months ended March 31, 2008 and 2007 and for the period from July 11, 2005 (inception) to March 31, 2008 (Unaudited)	3

	Notes to Financial Statements (Unaudited)	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13

Item 4.	Controls and Procedures	13

Part II	OTHER INFORMATION

Item 6.	Exhibits	15

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

Emy’s Salsa AJI Distribution Company, Inc.
(A Development Stage Company)
Financial Statements
March 31, 2008
(Unaudited)

CONTENTS
Page(s)

Financial Statements:

Balance Sheets - As of March 31, 2008 (Unaudited) and December 31, 2007 (Audited)	1

Statements of Operations -
For the three months ended March 31, 2008 and 2007 and for the period from July 11, 2005 (inception) to March 31, 2008 (Unaudited)	2

Statements of Cash Flows -
For the three months ended March 31, 2008 and 2007 and for the period from July 11, 2005 (inception) to March 31, 2008 (Unaudited)	3

Notes to Financial Statements (Unaudited)	4-9

Emy's Salsa AJI Distribution Company, Inc.
(A Development Stage Company)
Balance Sheets

	March 31, 2008 (Unaudited)	December 31, 2007 (Audited)

Assets

Current Assets
Cash	$552	$4,648
Total Current Assets	552	4,648

Other asset - net of accumulated amortization of $31,000 and $24,666	19,000	25,334

Total Assets	$19,552	$29,982
.
Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$1,354	$1,154
Accrued liabilities	635	875
Loans payable	7,638	200
Accrued interest payable	13	-
Total Current Liabilites	9,640	2,229

Stockholders’ Equity
Common stock ($0.0001 par value, 75,000,000 shares authorized, 12,387,500 shares issued and outstanding)	1,239	1,239
Additional paid in capital	78,086	78,086
Deficit accumulated during development stage	(69,413)	(51,572)
Total Stockholders’ Equity	9,912	27,753

Total Liabilites and Stockholders' Equity	$19,552	$29,982

See accompanying notes to unaudited financial statements

Emy's Salsa AJI Distribution Company, Inc.
(A Development Stage Company)
Statements of Operations
(Unaudited)
	For the Three Months Ended March 31,		For the period from July 11, 2005 (inception) to
	2008	2007	March 31, 2008

Revenues	$-	$-	$-

Operating expenses
General and administrative	17,830	3,225	69,699
Total operating expenses	17,830	3,225	69,699

Loss from operations	(17,830)	(3,225)	(69,699)

Other income (expense)
Interest income	2	39	299
Interest expense	(13)	-	(13)
Total other income (expense)	(11)	39	286

Net loss	$(17,841)	$(3,186)	$(69,413)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.01)

Weighted average number of shares outstanding during the period - basic and diluted	12,387,500	9,027,500	8,427,799

See accompanying notes to unaudited financial statements

Emy's Salsa AJI Distribution Company, Inc.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

	For the Three Months Ended March 31,		For the period from July 11, 2005 (Inception) to
	2008	2007	March 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(17,841)	$(3,186)	$(69,413)
Adjustments to reconcile net loss to net cash used in operating activities Amortization	6,334	3,000	31,000
Stock issued for services	-	-	10,925
Changes in operating assets and liabilities
Accounts payable	200	-	1,354
Accrued liabilities	(240)	-	635
Accrued interest payable	13	-	13
Net Cash Used In Operating Activities	(11,534)	(186)	(25,486)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loans payable	7,438	-	7,638
Proceeds from sale of common stock	-	-	18,400
Net Cash Provided By Financing Activities	7,438	-	26,038

Net increase (decrease) in cash	(4,096)	(186)	552

Cash - beginning of period	4,648	13,789	-

Cash - end of period	$552	$13,603	$552

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for
Income taxes	$-	$-	$-
Interest	$-	$-	$-

See accompanying notes to unaudited financial statements

Emy’s Salsa Aji Distribution Company, Inc.
(A Development Stage Company)
Financial Statements
March 31, 2008
(Unaudited)

Note 1 Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, stockholders’ equity or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the full year.

The unaudited interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-KSB, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the year ended December 31, 2007. The interim results for the period ended March 31, 2008 are not necessarily indicative of the results for the full fiscal year.

Note 2 Nature of Operations and Summary of Significant Accounting Policies

Nature of operations

Certiorari Corporation is a Nevada corporation incorporated on July 11, 2005. On August 23, 2005, the Company changed its name to Emy’s Salsa AJI Distribution Company, Inc. (the “Company”).

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

Emy’s Salsa Aji Distribution Company, Inc.
(A Development Stage Company)
Financial Statements
March 31, 2008
(Unaudited)

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

Cash

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. The Company had no cash equivalents at March 31, 2008.

Long-lived assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. There were no impairment charges taken during the three months ended March 31, 2008 and 2007, and for the period from July 11, 2005 (inception) to March 31, 2008, respectively.

Earnings per share

Earnings/(loss) per share is computed by dividing net loss by weighted average number of shares of common stock outstanding during each period. Diluted earnings/(loss) per share is computed by dividing net income/(loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. For the three months ended March 31, 2008 and 2007, and for the period from July 11, 2005 (inception) to March 31, 2008, respectively, the Company did not have any dilutive securities.

Stock-based compensation

All share-based payments to employees will be recorded and expensed in the statement of operations as applicable under SFAS No. 123R “Share-Based Payment”. For the three months ended March 31, 2008 and 2007, and for the period from July 11, 2005 (inception) to March 31, 2008, respectively, the Company has not issued any stock based compensation.

Segment information

The Company follows Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." During 2008, the Company only operated in one segment; therefore, segment information has not been presented.

Emy’s Salsa Aji Distribution Company, Inc.
(A Development Stage Company)
Financial Statements
March 31, 2008
(Unaudited)

Fair value of financial instruments

The carrying amounts of the Company’s short-term financial instruments, including accounts payable, accrued liabilities, loans payable and accrued interest payable, approximates fair value due to the relatively short period to maturity for these instruments.

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

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, which permits entities to choose to measure many financial instruments and certain other items at fair value. The unrealized gains and losses on items for which the fair value option has been elected should be reported in earnings.  The decision to elect the fair value option is determined on an instrument-by-instrument basis, should be applied to an entire instrument and is irrevocable.  Assets and liabilities measured at fair values pursuant to the fair value option should be reported separately in the balance sheet from those instruments measured using other measurement attributes.  SFAS No. 159 is effective as of the beginning of the Company’s 2008 fiscal year. The adoption of SFAS No. 159 is not expected to have a material effect on its financial position, results of operations or cash flows.

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

In December 2007, the FASB issued SFAS 141R,“Business Combinations” (“SFAS 141R”), which replaces FASB SFAS 141,“Business Combinations”. This Statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control.  SFAS 141R will require an entity to record separately from the business combination the direct costs, where previously these costs were included in the total allocated cost of the acquisition.  SFAS 141R will require an entity to recognize the assets acquired, liabilities assumed, and any non-controlling interest in the acquired at the acquisition date, at their fair values as of that date.  This compares to the cost allocation method previously required by SFAS No. 141.  SFAS 141R will require an entity to recognize as an asset or liability at fair value for certain contingencies, either contractual or non-contractual, if certain criteria are met.  Finally, SFAS 141R will require an entity to recognize contingent consideration at the date of acquisition, based on the fair value at that date.  This Statement will be effective for business combinations completed on or after the first annual reporting period beginning on or after December 15, 2008.  Early adoption of this standard is not permitted and the standards are to be applied prospectively only.  Upon adoption of this standard, there would be no impact to the Company’s results of operations and financial condition for acquisitions previously completed.  The adoption of SFAS No. 141R is not expected to have a material effect on its financial position, results of operations or cash flows.

Emy’s Salsa Aji Distribution Company, Inc.
(A Development Stage Company)
Financial Statements
March 31, 2008
(Unaudited)

In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities—An Amendment of FASB Statement No. 133.” (“SFAS 161”). SFAS 161 establishes the disclosure requirements for derivative instruments and for hedging activities with the intent to provide financial statement users with an enhanced understanding of the entity’s use of derivative instruments, the accounting of derivative instruments and related hedged items under Statement 133 and its related interpretations, and the effects of these instruments on the entity’s financial position, financial performance, and cash flows. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2008. We do not expect its adoption will have a material impact on our financial position, results of operations or cash flows.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date and are not expected to have a material impact on the financial statements upon adoption.

Note 3 Going Concern

As reflected in the accompanying financial statements, the Company has a net loss of $17,841 and net cash used in operations of $11,534 for the three months ended March 31, 2008; and a working capital deficit of $9,088 and a deficit accumulated during the development stage of $69,413 at March 31, 2008. In addition, the Company is in the development stage and has not yet generated any revenues. The ability of the Company to continue as a going concern is dependent on Management's plans, which include potential asset acquisitions, mergers or business combinations with other entities, further implementation of its business plan and continuing to raise funds through debt or equity raises. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Emy’s Salsa Aji Distribution Company, Inc.
(A Development Stage Company)
Financial Statements
March 31, 2008
(Unaudited)

Note 4 Other Asset

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

The Company is amortizing the $30,000 over a period of thirty months and the $20,000 over a period of eighteen months. For the three months ended March 31, 2008 and 2007, and for the period from July 11, 2005 (inception) to March 31, 2008, respectively, the Company has amortized $6,334, $3,000 and $31,000, respectively. At March 31, 2008, the remaining $19,000 will be amortized through December 31, 2008.

Note 5 Refundable Stock Subscription

In 2006, the Company received $250 from a potential investor. The subscription was not accepted, and the Company returned the funds in September 2007.

Note 6 Loan Payable

In August 2007, a third party advanced $200 in exchange for a loan. The loan is unsecured, non-interest bearing and due on demand.

In March 2008, a third party advanced $7,438 in exchange for a loan. The loan is unsecured, bears interest at 6% and is due on demand.

At March 31, 2008, these third party advances represent a 100% concentration in debt financing.

Note 7 Stockholders’ Equity

(A) For the Year Ended December 31, 2005

During July 2005, the Company issued 4,500,000 shares of common stock, having a fair value of $450 ($0.0001/share), to its founders for compensation.

Emy’s Salsa Aji Distribution Company, Inc.
(A Development Stage Company)
Financial Statements
March 31, 2008
(Unaudited)

During July and August 2005, the Company issued an aggregate 35,000 shares of common stock, having a fair value of $350 ($0.01/share), based upon the fair value of the services provided.

During December 2005, the Company issued 1,050,000 shares of common stock to third parties in exchange for a subscription receivable totaling $10,500 ($0.01/share). Payment on subscription was received in January 2006.

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

On July 1, 2006, the Company issued 3,000,000 shares of common stock to a related party. (See Note 4)

In July 2006, the Company issued 50,000 shares of common stock for $500 ($0.01/share).

In July 2006, the Company issued 12,500 shares of common stock for services having a fair value of $125 ($0.01/share) based upon recent cash offerings.

(C) For the Year Ended December 31, 2007

On November 1, 2007, effective July 1, 2007, the Company issued 2,000,000 shares of common stock to a related party. (See Note 4)

During August 2007, the Company issued 360,000 shares of common stock for $3,600 ($0.01/share).

During November 2007, the Company issued 1,000,000 shares of common stock for services provided by a third party, having a fair value of $10,000 ($0.01/share), based upon the fair value of the services provided.

Note 8 Related Party

During April 2007, a board member was paid $1,000 for services rendered.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Company Overview

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

Quarter Ended March 31, 2008 Compared to the Quarter Ended March 31, 2007.

Revenues, Operating Loss, Cost of Revenues. Selling General and Administrative Expenses, Net Loss

During the quarter ended March 31, 2008, we had no sales. During the quarter ended March 31, 2007 we also had no sales. We are seeking to introduce Emy’s Salsa into new markets in the Northeast under a Distribution Agreement with Orbital. We have not made any sales of products and have received, through Orbital, non-binding letters expressing interest from several large and small food wholesalers and retailers.

We cannot predict what our level of activity will be over the next 12 months because we do not know what level of production, bottling, storage and transportation Orbital will develop, or if Orbital will be able to attract financing for such purposes, or if we will be able to interest others in purchasing Emy’s products by or through us.

Due to the startup nature of our business, each of the items from our Statement of Operations may not be indicative of future levels of activity. As such, we expect our costs and loss to increase in future periods as we seek active customers, and incur costs for infrastructure. During the prior periods, all expenses have been attributable to startup, organizational, legal and accounting expenses for services provided in connection with such matters and related to the preparation and filing of our registration statement.

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

Liquidity and Capital Resources

As of March 31, 2008, and December 31, 2007, we had cash and cash equivalents of $552 and $4,648, respectively. This reduction in cash and cash equivalents was primarily due to expenditures associated with bookkeeping and auditor fees associated with our filings and reports filed with the Securities and Exchange Commission.

We recorded $11,534 of net cash used in operating activities during the quarter ended March 31, 2007, as compared to $186 during the quarter ended March 31, 2007. This increase in net cash used in operating activities was attributable to increasing cost from operations and net loss, primarily from increasing general and administrative expenses.

We have historically met our liquidity and capital requirements from a variety of sources, including short-term borrowings from related parties and sales of common stock.

Loans From Related Parties

Since December 31, 2006 certain operating expenses have been advanced through short-term loans from a stockholder that are payable upon demand and which accrue interest at a rate of 6% per annum in the principal amount of $7,438 at March 31, 2008. An additional $200 was received which is non-interest bearing, unsecured and due on demand.

Critical Accounting Policies and Estimates

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

Going Concern Consideration

The financial statements contained herein have been prepared on a "going concern" basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  For the reasons discussed herein and in the footnotes to the financial statements, there is a significant risk that we will be unable to continue as a going concern.  Our audited financial statements included in the Report of our independent registered accounting firm for the period ended December 31, 2007 and the period ended March 31, 2008 contain additional note disclosures describing the circumstances that lead to this disclosure by our independent registered accounting firm.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements

Recently Issued Accounting Pronouncements

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

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, which permits entities to choose to measure many financial instruments and certain other items at fair value. The unrealized gains and losses on items for which the fair value option has been elected should be reported in earnings.  The decision to elect the fair value option is determined on an instrument-by-instrument basis, should be applied to an entire instrument and is irrevocable.  Assets and liabilities measured at fair values pursuant to the fair value option should be reported separately in the balance sheet from those instruments measured using other measurement attributes.  SFAS No. 159 is effective as of the beginning of the Company’s 2008 fiscal year. The adoption of SFAS No. 159 is not expected to have a material effect on its financial position, results of operations or cash flows.

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

In December 2007, the FASB issued SFAS 141R,“Business Combinations” (“SFAS 141R”), which replaces FASB SFAS 141,“Business Combinations”. This Statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control.  SFAS 141R will require an entity to record separately from the business combination the direct costs, where previously these costs were included in the total allocated cost of the acquisition.  SFAS 141R will require an entity to recognize the assets acquired, liabilities assumed, and any non-controlling interest in the acquired at the acquisition date, at their fair values as of that date.  This compares to the cost allocation method previously required by SFAS No. 141.  SFAS 141R will require an entity to recognize as an asset or liability at fair value for certain contingencies, either contractual or non-contractual, if certain criteria are met.  Finally, SFAS 141R will require an entity to recognize contingent consideration at the date of acquisition, based on the fair value at that date.  This Statement will be effective for business combinations completed on or after the first annual reporting period beginning on or after December 15, 2008.  Early adoption of this standard is not permitted and the standards are to be applied prospectively only.  Upon adoption of this standard, there would be no impact to the Company’s results of operations and financial condition for acquisitions previously completed.  The adoption of SFAS No. 141R is not expected to have a material effect on its financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities—An Amendment of FASB Statement No. 133.” (“SFAS 161”). SFAS 161 establishes the disclosure requirements for derivative instruments and for hedging activities with the intent to provide financial statement users with an enhanced understanding of the entity’s use of derivative instruments, the accounting of derivative instruments and related hedged items under Statement 133 and its related interpretations, and the effects of these instruments on the entity’s financial position, financial performance, and cash flows. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2008. We do not expect its adoption will have a material impact on our financial position, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company does maintain any market risk sensitive instruments

Item 4. Controls and Procedures.

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As noted below, we were unable to conclude that our disclosure controls and procedures are effective, as of the end of the period covered by this report (March 31, 2008), in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. We believe that we will have effective internal controls to meet this requirement prior to the filing of our annual report for the year ended December 31, 2008.

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

As a result of a our status as a “newly public company” we did not have a reasonable period of time to design, implement and test compliance of our internal control over financial reporting. As a result, this report does not include an assessment by our management of our internal control over financial reporting as of March 31, 2008, as noted above.

PART II
OTHER INFORMATION

Item 6. Exhibits

Exhibit Number	Description
31.1*	Section 302 Certification of Principal Executive Officer
31.2*	Section 302 Certification of Principal Financial Officer
32.1*	Section 906 Certification of Principal Executive Officer and Principal Financial Officer

*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMY’S SALSA AJI DISTRIBUTION COMPANY, INC.

Dated: May 14, 2008	By:
Andrew Uribe President, Chief Financial Officer and Director

EXHIBIT INDEX

Exhibit Number	Description
31.1*	Section 302 Certification of Principal Executive Officer
31.2*	Section 302 Certification of Principal Financial Officer
32.1*	Section 906 Certification of Principal Executive Officer and Principal Financial Officer

*	Filed herewith.