Form 10-Q
period 2008-06-30
EMY'S SALSA AJI DISTRIBUTION COMPANY, INC.
filed 2008-08-11
CIK 1417926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE OF 1934

For the quarterly period ended June 30, 2008

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

As of August 8, 2008, there were 12,387,500 shares of the issuer’s common stock outstanding.

Emy’s Salsa AJI Distribution Company, Inc.
(A Development Stage Company)
Financial Statements
June 30, 2008
(Unaudited)

CONTENTS

Page(s)

Financial Statements:

Balance Sheets - As of June 30, 2008 (Unaudited) and December 31, 2007 (Audited)	1

Statements of Operations -
For the three and six months ended June 30, 2008 and 2007 and for the
period from July 11, 2005 (inception) to June 30, 2008 (Unaudited)	2

Statements of Cash Flows -
For the six months ended June 30, 2008 and 2007 and for the
period from July 11, 2005 (inception) to June 30, 2008 (Unaudited)	3

Notes to Financial Statements (Unaudited)	4-11

Emy's Salsa AJI Distribution Company, Inc.
(A Development Stage Company)
Balance Sheets

	June 30, 2008	December 31, 2007
	(Unaudited)	(Audited)

Assets

Current Assets
Cash	$476	$4,648
Prepaid Expenses	24	-
Total Current Assets	500	4,648

Other asset - net of accumulated amortization of $37,333 and $24,666	12,667	25,334

Total Assets	$13,167	$29,982

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$4,600	$1,154
Accrued liabilities	-	875
Loans payable	8,162	200
Accrued interest payable	125	-
Total Current Liabilities	12,887	2,229

Stockholders’ Equity
Common stock ($0.0001 par value, 75,000,000 shares authorized,
12,387,500 shares issued and outstanding)	1,239	1,239
Additional paid in capital	78,086	78,086
Deficit accumulated during development stage	(79,045)	(51,572)
Total Stockholders’ Equity	280	27,753

Total Liabilities and Stockholders' Equity	$13,167	$29,982

See accompanying notes to unaudited financial statements

Emy's Salsa AJI Distribution Company, Inc.
(A Development Stage Company)
Statements of Operations
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		For the period from July 11, 2005 (inception) to
	2008	2007	2008	2007	June 30, 2008

Revenues	$-	$-	$-	$-	$-

Operating expenses
General and administrative	9,520	13,000	27,351	16,225	79,219
Total operating expenses	9,520	13,000	27,351	16,225	79,219

Loss from operations	(9,520)	(13,000)	(27,351)	(16,225)	(79,219)

Other income (expense)
Interest income	-	30	3	69	299
Interest expense	(112)	-	(125)	-	(125)
Total other income (expense) - net	(112)	30	(122)	69	174

Net loss	$(9,632)	$(12,970)	$(27,473)	$(16,156)	$(79,045)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average number of shares outstanding during the period - basic and diluted	12,387,500	9,027,500	12,387,500	9,027,500	8,759,903

See accompanying notes to unaudited financial statements

Emy's Salsa AJI Distribution Company, Inc.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

	For the Six Months Ended June 30,		For the period from July 11, 2005 (Inception) to
	2008	2007	June 30, 2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(27,473)	$(16,156)	$(79,045)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization	12,667	6,000	37,333
Stock issued for services	-	-	10,925
Changes in operating assets and liabilities
Prepaid Expenses	(24)	-	(24)
Accounts payable	3,446	-	4,600
Accrued liabilities	(875)	-	-
Accrued interest payable	125	-	125
Net Cash Used In Operating Activities	(12,134)	(10,156)	(26,086)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loans payable	7,962	-	8,162
Proceeds from sale of common stock	-	-	18,400
Net Cash Provided By Financing Activities	7,962	-	26,562

Net increase (decrease) in cash	(4,172)	(10,156)	476

Cash - beginning of period	4,648	13,789	-

Cash - end of period	$476	$3,633	$476

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Income taxes	$-	$-	$-
Interest	$-	$-	$-

See accompanying notes to unaudited financial statements

Emy’s Salsa Aji Distribution Company, Inc.
(A Development Stage Company)
Financial Statements
June 30, 2008
(Unaudited)

Note 1 Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the full year.

The unaudited interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-KSB, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the year ended December 31, 2007. The interim results for the period ended June 30, 2008 are not necessarily indicative of the results for the full fiscal year.

Note 2 Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

Certiorari Corporation is a Nevada corporation incorporated on July 11, 2005. On August 23, 2005, the Company changed its name to Emy’s Salsa AJI Distribution Company, Inc. (the “Company”).

The Company is a development stage entity and expects to engage in the business of distributing products through distribution agreements with manufacturers. The initial focus of the Company’s efforts will be further development and future distribution of Emy’s Salsa (“Product”) for The Orbital Group, LLC. (“Orbital”) (“Manufacturer”) - a related party. (See Note 4)

Development Stage

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
June 30, 2008
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

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. The Company had no cash equivalents at June 30, 2008.

Long-lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. There were no impairment charges taken during the three and six months ended June 30, 2008 and 2007, and for the period from July 11, 2005 (inception) to June 30, 2008, respectively.

Earnings per Share

Earnings (loss) per share is computed by dividing net income (loss) by weighted average number of shares of common stock outstanding during each period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. At June 30, 2008 and 2007, and since inception, the Company had no common stock equivalents that could potentially dilute future earnings (loss) per share; hence, a separate computation of diluted earnings (loss) per share is not presented, as the Company reflects a net loss and the effect of considering any common stock equivalents if outstanding would have been anti-dilutive.

Stock-based Compensation

All share-based payments to employees will be recorded and expensed in the statement of operations as applicable under SFAS No. 123R “Share-Based Payment”. For the three and six months ended June 30, 2008 and 2007, and for the period from July 11, 2005 (inception) to June 30, 2008, respectively, the Company has not issued any stock based compensation to employees.

Emy’s Salsa Aji Distribution Company, Inc.
(A Development Stage Company)
Financial Statements
June 30, 2008
(Unaudited)

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability. It also defines fair value and established a hierarchy that prioritizes the information used to develop assumptions. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 157 is not expected to have a material effect on its financial position, results of operations or cash flows.

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
June 30, 2008
(Unaudited)

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

In April 2008, the FASB issued FASB Staff Position (“FSP”) SFAS No. 142-3, “Determination of the Useful Life of Intangible Assets”. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R, and other GAAP. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company is currently evaluating the impact of SFAS FSP 142-3, but does not expect the adoption of this pronouncement will have a material impact on its financial position, results of operations or cash flows.

Emy’s Salsa Aji Distribution Company, Inc.
(A Development Stage Company)
Financial Statements
June 30, 2008
(Unaudited)

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162”).  SFAS 162 identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States.  This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to AU section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.  The Company is currently evaluating the impact of SFAS 162, but does not expect the adoption of this pronouncement will have a material impact on its financial position, results of operations or cash flows.

In May 2008, the Financial Accounting Standards Board issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts - An interpretation of FASB Statement No. 60” (“SFAS 163”). SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The adoption of SFAS No. 163 is not expected to have a material effect on its financial position, results of operations or cash flows.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date and are not expected to have a material impact on the financial statements upon adoption.

Note 3 Going Concern

As reflected in the accompanying financial statements, the Company has a net loss of $27,473 and net cash used in operations of $12,134 for the six months ended June 30, 2008; and a working capital deficit of $12,387 and a deficit accumulated during the development stage of $79,045 at June 30, 2008. In addition, the Company is in the development stage and has not yet generated any revenues. The ability of the Company to continue as a going concern is dependent on Management's plans, which include potential asset acquisitions, mergers or business combinations with other entities, further implementation of its business plan and continuing to raise funds through debt or equity raises. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Emy’s Salsa Aji Distribution Company, Inc.
(A Development Stage Company)
Financial Statements
June 30, 2008
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

The Company is amortizing the $30,000 over a period of thirty months and the $20,000 over a period of eighteen months. For the six months ended June 30, 2008 and 2007, and for the period from July 11, 2005 (inception) to June 30, 2008, respectively, the Company has amortized $12,667, $6,000 and $37,333 respectively. At June 30, 2008, the remaining $12,667 will be amortized through December 31, 2008.

Note 5 Refundable Stock Subscription

In 2006, the Company received $250 from a potential investor. The subscription was not accepted, and the Company returned the funds in September 2007.

Note 6 Loans Payable

In August 2007, a third party advanced $200 in exchange for a loan. The loan is unsecured, non-interest bearing and due on demand.

In March 2008, a third party advanced $7,438 in exchange for a loan. The loan is unsecured, bears interest at 6% and is due on demand.

In June 2008, a third party advanced $524 in exchange for a loan. The loan is unsecured, bears interest at 6% and is due on demand.

At June 30, 2008, these third party advances represent a 100% concentration in debt financing.

Emy’s Salsa Aji Distribution Company, Inc.
(A Development Stage Company)
Financial Statements
June 30, 2008
(Unaudited)

Note 7 Stockholders’ Equity

(A) For the Year Ended December 31, 2005

During July 2005, the Company issued 4,500,000 shares of common stock, having a fair value of $450 ($0.0001/share), to its founders for compensation.

During July and August 2005, the Company issued an aggregate 35,000 shares of common stock for compensation, having a fair value of $350 ($0.01/share), based upon the fair value of the services provided.

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

On July 1, 2006, the Company issued 3,000,000 shares of common stock to a related party, having a fair value of $30,000. (See Note 4)

In July 2006, the Company issued 50,000 shares of common stock for $500 ($0.01/share).

In July 2006, the Company issued 12,500 shares of common stock for services having a fair value of $125 ($0.01/share), based upon recent cash offerings.

(C) For the Year Ended December 31, 2007

On November 1, 2007, effective July 1, 2007, the Company issued 2,000,000 shares of common stock to a related party, having a fair value of $20,000. (See Note 4)

During August 2007, the Company issued 360,000 shares of common stock for $3,600 ($0.01/share).

During November 2007, the Company issued 1,000,000 shares of common stock for services provided by a third party, having a fair value of $10,000 ($0.01/share), based upon the fair value of the services provided.

Note 8 Related Party

During April 2007, a board member was paid $1,000 for services rendered.

Emy’s Salsa Aji Distribution Company, Inc.
(A Development Stage Company)
Financial Statements
June 30, 2008
(Unaudited)

Note 9 Subsequent Events

In July 2008, a third party advanced $4,600 in exchange for a loan. The loan is unsecured, bears interest at 6% and is due on demand.

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

Quarter Ended June 30, 2008 Compared to the Quarter Ended June 30, 2007.

Revenues, Operating Loss, Cost of Revenues. Selling General and Administrative Expenses, Net Loss

During the quarter ended June 30, 2008, we had no sales. During the quarter ended June 30, 2007 we also had no sales. We are seeking to introduce Emy’s Salsa into new markets in the Northeast under a Distribution Agreement with Orbital. We have not made any sales of products and have received, through Orbital, non-binding letters expressing interest from several large and small food wholesalers and retailers.

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

Liquidity and Capital Resources

As of June 30, 2008, and December 31, 2007, we had cash and cash equivalents of $476 and $4,648, respectively. This reduction in cash and cash equivalents was primarily due to expenditures associated with bookkeeping and auditor fees associated with our filings and reports filed with the Securities and Exchange Commission.

    We recorded $12,134 of net cash used in operating activities during the six months ended June 30, 2008, as compared to $10,156 during the six months ended June 30, 2007. This increase in net cash used in operating activities was attributable to increasing cost from operations and net loss, primarily from increasing general and administrative expenses.

We have historically met our liquidity and capital requirements from a variety of sources, including short-term borrowings from related parties loans from shareholders and sales of common stock.

Loans From Related Parties

Since December 31, 2006 certain operating expenses have been advanced through short-term loans from a stockholder that are payable upon demand and which accrue interest at a rate of 6% per annum in the principal amount of $7,962 at June 30, 2008.  $125 of accrued interest was payable as of June 30, 2008 under the stockholder loans.  An additional $200 was received which is non-interest bearing, unsecured and due on demand.

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

Going Concern Consideration

The financial statements contained herein have been prepared on a "going concern" basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  For the reasons discussed herein and in the footnotes to the financial statements, there is a significant risk that we will be unable to continue as a going concern.  Our audited financial statements included in the Report of our independent registered accounting firm for the period ended December 31, 2007 and the period ended June 30, 2008 contain additional note disclosures describing the circumstances that lead to this disclosure by our independent registered accounting firm.

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

In April 2008, the FASB issued FASB Staff Position (“FSP”) SFAS No. 142-3, “Determination of the Useful Life of Intangible Assets”. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R, and other GAAP. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company is currently evaluating the impact of SFAS FSP 142-3, but does not expect the adoption of this pronouncement will have a material impact on its financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162”).  SFAS 162 identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States.  This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to AU section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.  The Company is currently evaluating the impact of SFAS 162, but does not expect the adoption of this pronouncement will have a material impact on its financial position, results of operations or cash flows.

In May 2008, the Financial Accounting Standards Board issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts - An interpretation of FASB Statement No. 60” (“SFAS 163”). SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The adoption of SFAS No. 163 is not expected to have a material effect on its financial position, results of operations or cash flows.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date and are not expected to have a material impact on the financial statements upon adoption.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company does maintain any market risk sensitive instruments

In April 2008, the FASB issued FASB Staff Position (“FSP”) SFAS No. 142-3, “Determination of the Useful Life of Intangible Assets”. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R, and other GAAP. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company is currently evaluating the impact of SFAS FSP 142-3, but does not expect the adoption of this pronouncement will have a material impact on its financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162”).  SFAS 162 identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States.  This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to AU section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.  The Company is currently evaluating the impact of SFAS 162, but does not expect the adoption of this pronouncement will have a material impact on its financial position, results of operations or cash flows.

In May 2008, the Financial Accounting Standards Board issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts - An interpretation of FASB Statement No. 60” (“SFAS 163”). SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The adoption of SFAS No. 163 is not expected to have a material effect on its financial position, results of operations or cash flows.

Item 4. Controls and Procedures.

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As noted below, we were unable to conclude that our disclosure controls and procedures are effective, as of the end of the period covered by this report (June 30, 2008), in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. We believe that we will have effective internal controls to meet this requirement prior to the filing of our annual report for the year ended December 31, 2008.

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

As a result of a our status as a “newly public company” we did not have a reasonable period of time to design, implement and test compliance of our internal control over financial reporting. As a result, this report does not include an assessment by our management of our internal control over financial reporting as of June 30, 2008, as noted above.

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

EMY’S SALSA AJI DISTRIBUTION COMPANY, INC.

Dated: August 11, 2008	By:	/s/ Andrew Uribe
Andrew Uribe President, Chief Financial Officer and Director

EXHIBIT INDEX

Exhibit Number	Description
31.1*	Section 302 Certification of Principal Executive Officer
31.2*	Section 302 Certification of Principal Financial Officer
32.1*	Section 906 Certification of Principal Executive Officer and Principal Financial Officer

*	Filed herewith.