Form 10-Q
period 2008-09-30
EMY'S SALSA AJI DISTRIBUTION COMPANY, INC.
filed 2008-11-14
CIK 1417926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE OF 1934

For the quarterly period ended September 30, 2008

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

As of November 12, 2008, there were 61,937,500 shares of the issuer’s common stock outstanding.

Emy’s Salsa AJI Distribution Company, Inc.
(A Development Stage Company)
Financial Statements
September 30, 2008
(Unaudited)

CONTENTS

Page(s)
Financial Statements:
Balance Sheets - As of September 30, 2008 (Unaudited) and December 31, 2007 (Audited)	1

Statements of Operations -
For the three and nine months ended September 30, 2008 and 2007 and for the period from July 11, 2005 (inception) to September 30, 2008 (Unaudited)	2

Statements of Cash Flows -
For the nine months ended September 30, 2008 and 2007 and for the period from July 11, 2005 (inception) to September 30, 2008 (Unaudited	3

Notes to Financial Statements (Unaudited)	4-11

Emy’s Salsa Aji Distribution Company, Inc.
(A Development Stage Company)
Balance Sheets

	September 30, 2008	December 31, 2007
	(Unaudited)	(Audited)

Assets

Current Assets
Cash	$440	$4,648
Total Current Assets	440	4,648

Other asset - net of accumulated amortization of $43,666 and $24,666	6,333	25,334

Total Assets	$6,773	$29,982
.
Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities
Accounts payable	$6,572	$1,154
Accrued liabilities	-	875
Loans payable	12,962	200
Accrued interest payable	305	-
Total Current Liabilities	19,839	2,229

Stockholders’ Equity (Deficit)
Common stock ($0.0001 par value, 75,000,000 shares authorized,
61,937,500 shares issued and outstanding)	6,194	6,194
Additional paid in capital	73,131	73,131
Deficit accumulated during development stage	(92,391)	(51,572)
Total Stockholders’ Equity (Deficit)	(13,066)	27,753

Total Liabilities and Stockholders' Equity (Deficit)	$6,773	$29,982

Emy’s Salsa Aji Distribution Company, Inc.
(A Development Stage Company)
Statements of Operations
(Unaudited)
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		For the period from July 11, 2005 (inception) to
	2008	2007	2008	2007	September 30, 2008

Revenues	$-	$-	$-	$-	$-

Operating expenses
General and administrative	13,168	7,679	40,519	23,904	92,388
Total operating expenses	13,168	7,679	40,519	23,904	92,388

Loss from operations	(13,168)	(7,679)	(40,519)	(23,904)	(92,388)

Other income (expense)
Interest income	-	6	3	75	299
Interest expense	(178)	-	(303)	-	(302)
Total other income (expense) - net	(178)	6	(300)	75	(3)

Net loss	$(13,346)	$(7,673)	$(40,819)	$(23,829)	$(92,391)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding
during the period - basic and diluted	61,937,500	55,895,652	61,937,500	48,762,958	45,217,268

Emy’s Salsa Aji Distribution Company, Inc.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended September 30,		For the period from July 11, 2005 (Inception) to
	2008	2007	September 30, 2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(40,819)	$(23,829)	$(92,391)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization	19,001	12,333	43,667
Stock issued for services	-	-	10,925
Changes in operating assets and liabilities
Accounts payable	5,418	-	6,572
Accrued liabilities	(875)	(50)	-
Accrued interest payable	305	-	305
Net Cash Used In Operating Activities	(16,970)	(11,546)	(30,922)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loans payable	12,762	-	12,962
Proceeds from sale of common stock	-	3,600	18,400
Net Cash Provided By Financing Activities	12,762	3,600	31,362

Net increase (decrease) in cash	(4,208)	(7,946)	440

Cash - beginning of period	4,648	13,789	-

Cash - end of period	$440	$5,843	$440

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Income taxes	$-	$-	$-
Interest	$-	$-	$-

Emy’s Salsa Aji Distribution Company, Inc.
(A Development Stage Company)
Financial Statements
September 30, 2008
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

The unaudited interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-KSB, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the year ended December 31, 2007. The interim results for the period ended September 30, 2008 are not necessarily indicative of the results for the full fiscal year.

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

Emy’s Salsa Aji Distribution Company, Inc.
(A Development Stage Company)
Financial Statements
September 30, 2008
(Unaudited)

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. The Company had no cash equivalents at September 30, 2008 and December 31, 2007, respectively.

Long-lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. There were no impairment charges taken during the three and nine months ended September 30, 2008 and 2007, and for the period from July 11, 2005 (inception) to September 30, 2008, respectively.

Earnings per Share

Earnings (loss) per share is computed by dividing net income (loss) by weighted average number of shares of common stock outstanding during each period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. At September 30, 2008 and 2007, and since inception, the Company had no common stock equivalents that could potentially dilute future earnings (loss) per share; hence, a separate computation of diluted earnings (loss) per share is not presented. Since the Company reflects a net loss, considering the effect of any common stock equivalents if outstanding, would have been anti-dilutive.

Emy’s Salsa Aji Distribution Company, Inc.
(A Development Stage Company)
Financial Statements
September 30, 2008
(Unaudited)

On November 10, 2008, the Company affected a 5 for 1 forward stock split. All share and per share amounts have been retroactively restated.

Stock-based Compensation

All share-based payments to employees will be recorded and expensed in the statement of operations as applicable under SFAS No. 123R “Share-Based Payment”. For the period from July 11, 2005 (inception) to September 30, 2008, the Company has not issued any stock based compensation to employees.

Non-Employee Stock Based Compensation

Stock-based compensation awards issued to non-employees for services will be recorded at either the fair value of the services rendered or the instruments issued in exchange for such services, whichever is more readily determinable, using the measurement date guidelines enumerated in Emerging Issues Task Force Issue EITF No. 96-18, “Accounting for Deficit Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (“EITF 96-18”). For the period from July 11, 2005 (inception) to September 30, 2008, the Company has not issued any stock based compensation to third parties.

Segment Information

The Company follows Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." During 2008, the Company only operated in one segment; therefore, segment information has not been presented.

Fair Value of Financial Instruments

The carrying amounts of the Company’s short-term financial instruments, including accounts payable, loans payable and accrued interest payable, approximates fair value due to the relatively short period to maturity for these instruments.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability. It also defines fair value and established a hierarchy that prioritizes the information used to develop assumptions. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS 157 is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

Emy’s Salsa Aji Distribution Company, Inc.
(A Development Stage Company)
Financial Statements
September 30, 2008
(Unaudited)

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. The unrealized gains and losses on items for which the fair value option has been elected should be reported in earnings.  The decision to elect the fair value option is determined on an instrument-by-instrument basis, should be applied to an entire instrument and is irrevocable.  Assets and liabilities measured at fair values pursuant to the fair value option should be reported separately in the balance sheet from those instruments measured using other measurement attributes.  SFAS 159 is effective as of the beginning of the Company’s 2008 fiscal year. The adoption of SFAS 159 is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent’s ownership of a noncontrolling interest, calculation and disclosure of the consolidated net income attributable to the parent and the noncontrolling interest, changes in a parent’s ownership interest while the parent retains its controlling financial interest and fair value measurement of any retained noncontrolling equity investment. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The adoption of SFAS No. 160 is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS 141R,“Business Combinations” (“SFAS 141R”), which replaces FASB SFAS 141,“Business Combinations”. This Statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control.  SFAS 141R will require an entity to record separately from the business combination the direct costs, where previously these costs were included in the total allocated cost of the acquisition.  SFAS 141R will require an entity to recognize the assets acquired, liabilities assumed, and any non-controlling interest in the acquired at the acquisition date, at their fair values as of that date.  This compares to the cost allocation method previously required by SFAS No. 141.  SFAS 141R will require an entity to recognize as an asset or liability at fair value for certain contingencies, either contractual or non-contractual, if certain criteria are met.  Finally, SFAS 141R will require an entity to recognize contingent consideration at the date of acquisition, based on the fair value at that date.  This Statement will be effective for business combinations completed on or after the first annual reporting period beginning on or after December 15, 2008.  Early adoption of this standard is not permitted and the standards are to be applied prospectively only.  Upon adoption of this standard, there would be no impact to the Company’s results of operations and financial condition for acquisitions previously completed.  The adoption of SFAS No. 141R is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

Emy’s Salsa Aji Distribution Company, Inc.
(A Development Stage Company)
Financial Statements
September 30, 2008
(Unaudited)

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”).  SFAS 162 identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States.  This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to AU section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.  The Company is currently evaluating the impact of SFAS 162, but does not expect the adoption of this pronouncement will have a material impact on its financial position, results of operations or cash flows.

In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market For That Asset Is Not Active” (“FSP FAS 157-3”), with an immediate effective date, including prior periods for which financial statements have not been issued.  FSP FAS 157-3 amends FAS 157 to clarify the application of fair value in inactive markets and allows for the use of management’s internal assumptions about future cash flows with appropriately risk-adjusted discount rates when relevant observable market data does not exist.  The objective of FAS 157 has not changed and continues to be the determination of the price that would be received in an orderly transaction that is not a forced liquidation or distressed sale at the measurement date.  The adoption of FSP FAS 157-3 is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

Emy’s Salsa Aji Distribution Company, Inc.
(A Development Stage Company)
Financial Statements
September 30, 2008
(Unaudited)

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date and are not expected to have a material impact on the financial statements upon adoption.

Note 3 Going Concern

As reflected in the accompanying financial statements, the Company has a net loss of $40,819 and net cash used in operations of $16,970 for the nine months ended September 30, 2008; and a working capital deficit of $19,399, a deficit accumulated during the development stage of $92,391 and a stockholders’ deficit of $13,066 at September 30, 2008. In addition, the Company is in the development stage and has not yet generated any revenues.

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

Note 4 Other Asset

On July 1, 2006, the Company issued 15,000,000 shares of common stock to acquire a distribution agreement (“DA”) from a manufacturer, having a fair value of $30,000 ($0.002/share), based upon recent cash offerings. This DA was scheduled for an initial one-year period. The DA provided the Company, as distributor, distribution rights in a specified geographic territory. The manufacturer is Orbital Group, LLC, which is operated by our Company’s Chairman and CEO.

On November 1, 2007, effective July 1, 2007, the Company issued an additional 10,000,000 shares of common stock, having a fair value of $20,000 ($0.002/share), based upon recent cash offerings, to extend the DA to December 31, 2008.

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

The Company is amortizing the $30,000 over a period of thirty months and the $20,000 over a period of eighteen months. For the nine months ended September 30, 2008 and 2007, and for the period from July 11, 2005 (inception) to September 30, 2008, respectively, the Company has amortized $19,001, $12,333 and $43,667 respectively. At September 30, 2008, the remaining $6,333 will be amortized through December 31, 2008.

Emy’s Salsa Aji Distribution Company, Inc.
(A Development Stage Company)
Financial Statements
September 30, 2008
(Unaudited)

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

In August 2008, a third party advanced $200 in exchange for a loan. The loan is unsecured, bears interest at 6% and is due on demand.

At September 30, 2008, these third party advances represented a 100% concentration in debt financing.

Note 7 Stockholders’ Equity (Deficit)

(A) For the Year Ended December 31, 2005

During July 2005, the Company issued 22,500,000 shares of common stock, having a fair value of $450 ($0.00002/share), to its founders for compensation.

During July and August 2005, the Company issued an aggregate 175,000 shares of common stock for compensation, having a fair value of $350 ($0.002/share), based upon the fair value of the services provided.

During December 2005, the Company issued 5,250,000 shares of common stock to third parties in exchange for a subscription receivable totaling $10,500 ($0.002/share). Payment on subscription was received in January 2006.

(B) For the Year Ended December 31, 2006

In January 2006, the Company issued 350,000 shares of common stock for $700 ($0.002/share). Of the total, 60,000 shares were issued to related parties.

In March 2006, the Company issued 250,000 shares of common stock for $500 ($0.002/share).

In April 2006, the Company issued 50,000 shares of common stock for $100 ($0.002/share). These shares were issued to a family member of our Chairman and CEO.

Emy’s Salsa Aji Distribution Company, Inc.
(A Development Stage Company)
Financial Statements
September 30, 2008
(Unaudited)

In May 2006, the Company issued 1,250,000 shares of common stock for $2,500 ($0.002/share).

On July 1, 2006, the Company issued 15,000,000 shares of common stock to a related party, having a fair value of $30,000. (See Note 4)

In July 2006, the Company issued 250,000 shares of common stock for $500 ($0.002/share).

In July 2006, the Company issued 62,500 shares of common stock for services having a fair value of $125 ($0.002/share), based upon recent cash offerings.

(C) For the Year Ended December 31, 2007

On November 1, 2007, effective July 1, 2007, the Company issued 10,000,000 shares of common stock to a related party, having a fair value of $20,000. (See Note 4)

During August 2007, the Company issued 1,800,000 shares of common stock for $3,600 ($0.002/share).

During November 2007, the Company issued 5,000,000 shares of common stock for services provided by a third party, having a fair value of $10,000 ($0.002/share), based upon the fair value of the services provided.

Note 8 Related Party

During April 2007, a board member was paid $1,000 for services rendered.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Company Overview

Emy’s Salsa Aji Distribution Company, Inc. was incorporated on July 11, 2005 under the laws of the State of Nevada under the name Certiorari Corp. On August 23, 2005 our name was changed to our present name and we entered into negotiations to act as regional distributor of salsa products for Orbital Group, LLC (“Orbital”), a Florida limited liability company. On July 11, 2005 our Board of Directors authorized negotiations with Orbital Group, LLC, and we entered into our initial Distribution Agreement (the “Distribution Agreement”) with Orbital. On July 1, 2006 we entered into a new agreement with Orbital under which we are a licensed distributor of products to be manufactured by Orbital and sold under the trade name of Emy’s Salsa Aji tm. Our Distribution Agreement provides us certain non-exclusive rights to distribute Emy’s Mild and Spicy Salsa in the New England states of New York, New Jersey, Connecticut, Vermont, Massachusetts, Maine and Rhode Island. On November 1, 2007, effective July 1, 2007, we formally approved and extended our agreement with Orbital for an additional period ending December 31, 2008.

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

We have been seeking to introduce Emy’s Salsa into new markets in the Northeast under a Distribution Agreement with Orbital. Orbital does not presently have adequate manufacturing, bottling, storage or transportation to satisfy any material demand we might generate for their products, and we do not possess nor do we intend on acquiring such resources. During 2008 Orbital leased and accepted delivery of a high volume automated packaging and bottling line, and leased warehouse refrigeration and office space. Orbital has defaulted on its lease payments under both its equipment and real estate leases and has relocated. Orbital has suspended plans to commence mass production of Emy’s Salsa due to limited funds. As a result, we are currently exploring alternatives for continuation of our business which could include a change of our purpose and business plans. We do not maintain any website, have no employees, and do not lease or own any property that is used in our business and have no immediate plans to acquire any property or produce a website.

Quarter Ended September 30, 2008 Compared to the Quarter Ended September 30, 2007.

Revenues, Operating Loss, General and Administrative Expenses, Net Loss

During the quarter ended September 30, 2008, we had no sales. During the quarter ended September 30, 2007 we also had no sales. We have been seeking to introduce Emy’s Salsa into new markets in the Northeast under a Distribution Agreement with Orbital. We have not made any sales of products and have received, through Orbital, non-binding letters expressing interest from several large and small food wholesalers and retailers.

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

We do not have any credit facilities or other commitments for debt or equity financing. No assurances can be given that advances when needed will be available. We do not believe that we need funding to continue our operations at our current level because we do not have a capital-intensive business plan, and our fixed cost level is low. However, we will need additional capital to maintain our status as a publicly reporting company, such as for audit, printing, legal and transfer agent fees. We would need some form of financing if Orbital increases its capacity significantly, and we decide to ramp up our activities in accordance with our business plan. If a market for our shares ever develops, of which there can be no assurances, we may use restricted shares or options to compensate employees, officers, directors, consultants and others wherever possible. If we are successful such steps may enable us to meet some or all of the obligations of being a public company without requiring additional sources of financing. We believe that we will not have sufficient cash on hand for 12 months of operations unless we commence activities related to our Distribution Agreement rights with Orbital or identify a different business opportunity to pursue and in such case will not generate sufficient cash to continue operations for the next 12 months from the date of this report without additional investment in our equity or we incur indebtedness.

Liquidity and Capital Resources

As of September 30, 2008, and December 31, 2007, we had cash and cash equivalents of $440 and $4,648, respectively. This reduction in cash and cash equivalents was primarily due to expenditures associated with bookkeeping and auditor fees associated with our filings and reports filed with the Securities and Exchange Commission.

    We recorded $16,970 of net cash used in operating activities during the nine months ended September 30, 2008, as compared to $11,546 during the nine months ended September 30, 2007. This increase in net cash used in operating activities was attributable to increasing cost from operations and net loss, primarily from increasing general and administrative expenses.

We have historically met our liquidity and capital requirements from a variety of sources, including short-term borrowings from related parties loans from shareholders and sales of common stock.

Loans From Related Parties

Since December 31, 2006 certain operating expenses have been advanced through short-term loans from a stockholder that are payable upon demand and which accrue interest at a rate of 6% per annum in the principal amount of $12,762 at September 30, 2008.  $305 of accrued interest was payable as of September 30, 2008 under the stockholder loans.  An additional $200 was received which is non-interest bearing, unsecured and due on demand.

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

Subsequent Events

On November 7, 2008 the Board of Directors approved a 5-1 forward split of our common stock, with a record date of November 10, 2008. As a result of the split, following the record date, the outstanding common stock of the Company will increase to 61,937,500 from 12,387,500.

Going Concern Consideration

The financial statements contained herein have been prepared on a "going concern" basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  For the reasons discussed herein and in the footnotes to the financial statements, there is a significant risk that we will be unable to continue as a going concern.  Our audited financial statements included in the Report of our independent registered public accounting firm for the year ended December 31, 2007 and the nine months ended September 30, 2008 contain additional note disclosures describing the circumstances that lead to this disclosure by our independent registered public accounting firm.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent’s ownership of a noncontrolling interest, calculation and disclosure of the consolidated net income attributable to the parent and the noncontrolling interest, changes in a parent’s ownership interest while the parent retains its controlling financial interest and fair value measurement of any retained noncontrolling equity investment. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The adoption of SFAS No. 160 is not expected to have a material effect on its financial position, results of operations or cash flows.

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

In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market For That Asset Is Not Active” (“FSP FAS 157-3”), with an immediate effective date, including prior periods for which financial statements have not been issued.  FSP FAS 157-3 amends FAS 157 to clarify the application of fair value in inactive markets and allows for the use of management’s internal assumptions about future cash flows with appropriately risk-adjusted discount rates when relevant observable market data does not exist.  The objective of FAS 157 has not changed and continues to be the determination of the price that would be received in an orderly transaction that is not a forced liquidation or distressed sale at the measurement date.  The adoption of FSP FAS 157-3 is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date and are not expected to have a material impact on the financial statements upon adoption.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company does maintain any market risk sensitive instruments

Item 4. Controls and Procedures.

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As noted below, we were unable to conclude that our disclosure controls and procedures are effective, as of the end of the period covered by this report (September 30, 2008), in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. We believe that we will have effective internal controls to meet this requirement prior to the filing of our annual report for the year ended December 31, 2008.

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

As a result of a our status as a “newly public company” we did not have a reasonable period of time to design, implement and test compliance of our internal control over financial reporting. As a result, this report does not include an assessment by our management of our internal control over financial reporting as of September 30, 2008, as noted above.

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

EMY’S SALSA AJI DISTRIBUTION COMPANY, INC.

Dated: November 14, 2008	By:	/s/ Andrew Uribe
Andrew Uribe President, Chief Financial Officer and Director

EXHIBIT INDEX

Exhibit Number	Description
31.1*	Section 302 Certification of Principal Executive Officer
31.2*	Section 302 Certification of Principal Financial Officer
32.1*	Section 906 Certification of Principal Executive Officer and Principal Financial Officer

*	Filed herewith.