Form 10-K
period 2008-12-31
INVO Bioscience, Inc.
filed 2009-04-15
CIK 1417926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2008

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

INVO BIOSCIENCE, INC.
(Exact name of registrant as specified in Charter)

Nevada	333-147330	20-4036208
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

100 Cummings Center, Suite 421E, Beverly, MA 01915
 (Address of Principal Executive Offices)

Registrant’s telephone number, including area code:   (978) 878-9505

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.0001 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES  ☐    NO  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES   ☒     NO   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed using the closing price as reported on the Over the Counter Bulletin Board for the Registrant’s Common Stock as of April 9, 2009, was $11,570,133.

The number of shares outstanding of the Registrant’s Common Stock, $.0001 par value, as of April 9, 2009 was 53,703,333.

 FORM 10-K

INVO BIOSCIENCE, INC.

EX- 31.01 Certification by Principal Executive Officer pursuant to Rule 13a-4(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
EX- 31.02 Certification by Chief Financial Officer pursuant to Rule 13a-4(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
EX- 32.00 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Part I
Item 1.  Business

In this Annual Report on Form 10-K, INVO Bioscience, Inc. (INVO Bioscience, Inc., together with its subsidiaries, is referred to in this document as “we”, “us”, “INVO Bioscience”, INVO, or the “Company”), incorporates by reference certain information from parts of other documents filed with the Securities and Exchange Commission.  The Securities and Exchange Commission allows us to disclose important information by referring to it in that manner.  Please refer to all such information when reading this Annual Report on Form 10-K.  All information is as of December 31, 2008 unless otherwise indicated.  For a description of the risk factors affecting or applicable to our business, see “Risk Factors,” below.

The Company

On December 5, 2008, INVO Bioscience completed a reverse merger in the form of a share exchange with Emy’s Salsa AJI Distribution Company, Inc. (“Emy’s”).  Emy’s was incorporated on July 11, 2005, under the laws of the State of Nevada under the name Certiorari Corp.  In connection with the reverse merger, INVO Bioscience became our wholly-owned subsidiary and the INVO Bioscience Shareholders acquired control of Emys as well as changed the name of the Company.

INVO Bioscience was formed in January 2007 under the laws of the Commonwealth of Massachusetts under the name “Bio X Cell, Inc.,” which was the business successor to Medelle Corporation (“Medelle”).  Dr. Claude Ranoux was the founder and vice president of Medelle and Kathleen Karloff was a vice president of Medelle.

Between 2001 and 2006, Medelle raised $8 million in venture capital, which was used to develop and validate a device called the “INVOcell.”  Medelle conducted pre-clinical safety testing and performed a human efficacy clinical study.  Due to a delay in obtaining U.S. Food and Drug Administration (“FDA”) clearance for the INVOcell, venture capital investments ceased and, by the end of 2006, Medelle ceased operations.  Medelle assigned all of its assets to a trustee who liquidated those assets and distributed the proceeds to creditors.  In that process, Dr. Ranoux purchased all of the assets of Medelle for $20,000 and contributed those assets to Bio X Cell, Inc. upon its formation in January 2007, including four patents related to the INVOcell technology.

INVO Bioscience’s principal business is providing its patented INVOcell technology to help infertile couples have a baby.  We have one principal product, the manufacturing and distribution of the INVOcell technology.  No sales of the INVO device occurred between the inception of INVO Bioscience through September 30, 2008.  INVO Bioscience invoiced its first sales of the INVOcell selling 215 units along with 16 INVO Blocks for total revenue of $38,000 in the fourth quarter of 2008.  Further, we currently have signed contracts for the purchase of INVOcell devices in the following countries: Turkey, Peru, Pakistan and Canada.

As with most start-up situations one of the biggest challenges that INVO Bioscience is facing is raising the appropriate capital to implement its business plan while opening markets across the globe.  The company is actively seeking funding and is currently in discussions with a couple of Investor Relations firms who will market the company and other Broker-Dealer firms who will act as the company’s investment bankers and placement agents in securing the necessary financing.

This discussion is qualified in its entirety by the more detailed discussion of our operations in the “Management’s Discussion and Analysis” section below.

The INVOcell Technology

Our sole line of business is the distribution of the INVOcell medical device designed to treat infertility at a far lower cost than in vitro fertilization (“IVF”).  The INVOcell technology is a fertility treatment where either mild ovarian stimulation or no ovarian stimulation is used.  Using a mild stimulation protocol, 1-10 follicles are retrieved in a physician’s office with the patient under light sedation with, or without, local anesthesia.  The follicle retrieval is performed using a vaginal probe under ultrasound guidance.  Eggs are identified immediately after retrieval in the follicular fluid.  During the INVO procedure, fertilization and embryo development occurs inside the woman’s vaginal cavity in a disposable single use device, the INVOcell that holds the eggs, sperm and culture medium.

Sperm collection and preparation generally occur before egg retrieval.  Nutrient medium (~1ml) is placed in the inner vessel of the INVOcell.  Eggs and a fraction of motile sperm are placed into the medium and the inner vessel is closed and secured in the protective outer vessel.  The INVOcell is placed in the patient’s vaginal cavity for an incubation period of 2-3 days.  A retention system can be used to maintain the INVOcell system in the vagina during the incubation period.  The retention system consists of a diaphragm with holes in the membrane to allow natural elimination of vaginal secretions.  The INVOcell is designed so that no vaginal fluids penetrate the outer vessel thus ensuring that the inner vessel is not contaminated.  The procedure of obtaining eggs, sperm and media then inserting them into the INVOcell and then placing it in the vagina takes approximately 90 minutes.

After 2-3 days, the patient returns to the physician’s office where the retention system and the INVOcell are removed.  The protective outer vessel is discarded and the inner vessel is placed in INVO Bioscience’s patented holding block in a vertical position for 15 minutes.  Embryos are collected in the INVOcell’s micro chamber located at the bottom of the inner vessel.  The embryos can be directly viewed in the micro chamber in the holding block by using a microscope.  Embryos can be loaded directly from the INVOcell device using a transfer catheter.  A trained operator can readily identify the best embryos for transfer.  The embryos to be transferred are aspirated into a standard catheter for transfer into the patient’s uterus.  This second visit should take approximately 45 minutes.  All INVO related medical procedures could be performed in a physician’s  practice with the proper equipment and staff thereby avoiding the requirement of going to an IVF facility.

Current Market Opportunity

According to the European Society for Human Reproduction (“ESHRE”) in 2007, there were more than 100 million infertile couples in the world.  While there have been large increases in the use of IVF, only about one million IVF cycles were performed in 2006, which amounts to a treatment of less than 1% of the infertile couples worldwide.  Knowing that an average of 2-3 cycles of IVF is performed per infertile couple, there are only 300,000-500,000 couples treated by IVF.  A survey by “Resolve: The National Infertility Association,” reveals that the top two reasons couples do not use IVF are cost and geographical availability.  INVO Bioscience can provide a locally available treatment option at less than half the cost of IVF that will help millions of infertile couples throughout the world where IVF is not currently available.

IVF is an effective treatment option for many infertile couples.  INVO Bioscience’s patented and proven INVO technology is a low cost, unique fertility treatment option that is much simpler to perform than IVF.  The procedure can be provided without an IVF center and therefore can be available in many more locations than IVF.  INVO is well positioned to capture a significant share of the unmet market need.  With INVO, fertilization and early embryo development is done within the vaginal cavity rather than an incubator.  Oocytes and sperm are fertilized and developed into embryos within the INVO device while contained by the woman’s vaginal cavity.

Currently, the 1% of infertile couples who receive infertility treatment, including IVF, intra uterine insemination (“IUI”) and other fertility treatment, represents a $6 billion worldwide market.  This leaves 99% of the infertile couples untreated with an estimated unmet market opportunity of $594 billion, a portion of which, we believe will be met by the INVO device.  Much of the unmet market is located in developing countries where many patients cannot afford, and have limited access to IVF.  We believe that developing countries offer a large and ready market for the INVOcell.

In May 2008, we received notice that the INVOcell device met all of the essential requirements of the relevant European Directive, and received CE marking.  The CE marking (also known as a CE Mark) is a mandatory conformity mark on many products placed on the single medical device market in the European Economic Area,  i.e., areas of the world that accept the CE Mark include Europe, Canada, Australia, New Zealand, and most parts of Latin America and the Middle East (“EEA”).  The CE marking (an acronym for the French “Conformité Européenne”) certifies that a product has met Europe’s health, safety and environmental requirements, which ensure consumer safety.  Manufacturers in Europe and abroad must meet CE marking requirements where applicable in order to market their products in Europe.  With CE marking, we now have the necessary regulatory authority to distribute our INVOcell device in the EEA.

Currently, we are establishing agreements with distributors and beginning to train physicians in the developing world including Latin America Europe, Africa and the Middle East.  While we penetrate the infertility markets in Europe and Canada along with the certain developing countries, we anticipate also pursuing the completion of the FDA's “510(k)” process.  We have completed the first step for medical device companies who manufacture Class 2 devices (and a small number of Class 1 and 3 devices)and the filing of a Premarket Notification with the FDA (i.e., an FDA 510(k) submission).  Technically, the FDA does not “approve” Class 1 and 2 medical devices for sale in the U.S.; rather, they give “clearance” for them to be sold.  We  are hoping to receive clearance to market in the U.S. by 2010 upon completion of our clinical trial.  However, there can be no assurance that we will receive such clearance by that date or ever.

Operations Strategy

INVO Bioscience operates by outsourcing many key operational functions in the development and manufacturing of the INVOcell device to keep fixed costs to a minimum.  Our most critical management and leadership functions are carried out by our core team.  We have contracted out the following functions: manufacturing, packaging/labeling and sterilization of the device.  This expedites production and eliminates the need for in-house capital equipment expenditures.

To date, we have completed a series of important steps in the development and manufacturing of the INVOcell:

▪	Development: The INVOcell design and development have been completed and released to manufacturing.

▪
Manufacturing:  All parts and processes have been validated.  Manufacturing of inventory is ongoing. As of April 13, 2009, we have 800 INVOcell devices ready for sale As well as an additional 10,000 devices molded and ready for sterilization and packaging.

▪	Clinical Trials: Safety and efficacy of the INVOcell device have been tested on 84 patients at six investigational sites. We are approximately 50 percent completed with our clinical trials.

▪
Support of Practitioners:  Clinicians and laboratory directors having used the INVO method are enthusiastic about the fact that it is a patient-friendly procedure, easy to perform, simple and efficacious.

▪	CE Mark: INVO Bioscience has obtained a CE Mark that will allow sales of INVO in Europe, Canada and many other countries.

▪
Initiate FDA Clearance: In parallel to the sale of products in Europe, Canada and Latin America, INVO Bioscience intends to complete all clinical and non-clinical studies in the late part of 2009 and thereafter intends to finalize its FDA 510(k) filing and hoping to receive FDA clearance by 2010.

Competition

The infertility industry is highly competitive and characterized by technological improvements.  New artificial reproductive technology (“ART”) services, devices and techniques may be developed that may render the INVOcell obsolete.  Competition in the areas of infertility and ART services is largely based on pregnancy rates and other patient outcomes.  Accordingly, the ability of our business to compete is largely dependent on our ability to achieve adequate pregnancy rates and patient satisfaction levels.  The INVO procedure will offer an alternative treatment to couples who currently do not have access to treatments because of cost or location.  Infertility clinics can expand their businesses by offering INVO in satellite centers that can be opened at a substantially lower cost than an IVF center.  We are not aware of any direct competitors to INVO Bioscience or the INVO process using the INVOcell device.  However, there are existing infertility treatment regimes that the INVOcell will compete with when the infertile couple, in conjunction with their physician, is choosing the treatment method for their infertility.  We believe that the menu of currently available clinical infertility treatment methods is limited to IUI and IVF.

Competing Treatments

Intra Uterine Insemination:   In IUI treatments, ovarian stimulation protocols with induction of ovulation are frequently used to recruit several follicles and improve clinical pregnancy rates.  When monitoring ovulation indicates that the female patient is ready to ovulate, the male patient will produce a sperm sample in the fertility doctor’s office.  The sperm is then prepared and delivered to the uterus through a catheter.  IUI can only treat approximately 40% of the causes of infertility.  For example, IUI does not address infertility causes such as tubal disease and other conditions that are treatable by IVF and INVO.  In addition, IUI does not produce the diagnostic information such as fertilization that an IVF or INVO   cycle produces.  Approximately 600,000 IUI cycles are performed annually by a subset of 5,000 of the 40,000 fertility doctors in the U.S. as well as by IVF providers.  In Europe, at least 550,000 IUI cycles are performed annually.  The cost of a single IUI treatment can range from $500 to $4,000 per cycle in the U.S. and $500 to $2,000 in Europe.  The intra-country differences in cost depend on the stimulation protocol and the accuracy of the ovulation monitoring used by physician.

In Vitro Fertilization:   IVF addresses tubal factor, ovulatory dysfunction, diminished ovarian reserve, endometriosis, uterine factor, male factor, unexplained infertility and other causes.  IVF bypasses the function of the fallopian tube by achieving fertilization within a laboratory environment.  Ovarian hyper-stimulation is common with IVF treatments to recruit numerous follicles and increase the chances for success.  Follicles are retrieved trans-vaginally using a vaginal probe and ultrasound guidance.  General anesthesia is frequently used due to the number of follicles retrieved and the resulting discomfort experienced by the patient.  The eggs are identified in the follicular fluid and combined with sperm and culture medium in culture dishes, which are placed in an incubator with a temperature and gas environment designed to mimic the condition of the fallopian tubes.  Once the embryos develop, they are transferred to the uterine cavity.  The transfer of several embryos allows an average success rate for IVF of 27%, but it is also responsible for a high multiple birth rate of approximately 40% of IVF pregnancies.  Multiple births bring risks to mother and babies and significant expenses for third party payers.  In addition, due to the high number of embryos produced in IVF, cryo-preservation of excess embryos occurs in more than 30% of the cycles.  In the U.S., there are approximately 1,000 reproductive endocrinologists who collectively perform more than 125,000 IVF cycles per year at 430 specialized facilities.  In Europe, nearly 300,000 IVF cycles are reportedly performed at more than 1,000 facilities.

The cost to the patient for a single IVF cycle (including drugs) averages $12,400 in the U.S. and can go as high as $20,000 depending on the IVF center.  The cost of drugs for an IVF cycle ranges from $2,500 to $3,500.  The average cost per live birth using IVF can exceed $50,000 since the successful patient generally requires more than one cycle.  Many patients who would be good candidates for IVF are unable to access it because of the high cost and lack of insurance reimbursement.  Additional obstacles to IVF often include significant distances to IVF clinics; travel costs; and time off from work.  In addition, some couples experience concerns regarding IVF such as the possibility of laboratory errors resulting in receiving another person’s embryo.

Competitors

We operate in a highly competitive industry, which is  subject to competitive pricing and rapid technological   change.  The market for fertility treatment and devices are highly competitive in terms of pricing, functionality and service quality, the timing of development and introduction   of new products and services and terms of financing.  We face competition from all ART practitioners and device manufacturers.  Our competitors may   implement new technologies before we do, allowing them to offer more attractively priced or enhanced products, services or solutions than we provide.  Some of our competitors may have greater resources in certain   business segments or geographic markets than we do.  We may also encounter increased competition from new market entrants or alternative ART technologies.  Our operating results significantly depend on our ability to compete in this market environment, in particular on our ability to adapt to economic   or regulatory changes, to introduce new products to the market and to enhance the functionality while reducing the cost of new and existing products.

Our principal ART medical-device competitor is Anecova, a Swiss start-up life sciences company with an intrauterine device under development for infertility treatment.  This device is a very small silicone tube with 360 micro perforations.  Oocytes are fertilized outside the device and then placed in the tube, which is placed inside the woman’s uterus for early embryo development.  After 1-5 days, the device is removed and the best embryo(s) are transferred back into the woman’s uterus.  We believe that the device is much more difficult to use than the INVOcell due to its size and the requirement to place the device in the uterus, a sterile environment.  The precision manufacturing of the Anecova device will drive its cost close to $1,500, which is higher than our price.  If the Anecova device is shown to be effective, it is likely that the device would only be available in hospitals and IVF Centers at a significantly higher cost than the INVOcell.  This procedure still needs the complex equipment of an IVF center.

Competitive Advantages

We believe that the INVOcell has the following competitive advantages:

•
Lower cost than IVF with similar efficacy:  INVO will be substantially less expensive than IVF due to the shorter time to execute the procedure, lower costs of supplies, labor, capital equipment and overhead.  An IVF center requires at least $500,000 of laboratory capital equipment and highly trained personnel.  In contrast, the cost of laboratory capital equipment to set-up an INVO procedure is approximately $30,000.  The global success rate for IVF varies dramatically from 13.6% to 40.5% with an average of 27% per cycle (ESHRE, ICMART Committee, June 21, 2006).  We foresee that INVO will be offered at approximately $5,000 per cycle with a pregnancy rate comparable to traditional IVF (20% versus 27%, INVO to IVF, respectively).  In Europe, IUI currently averages $1,000 per cycle and IVF averages $5,000.  INVO in Europe will be offered at approximately $2,500 per cycle.  In Europe, the average cost per pregnancy for IVF is $21,354.

•
Similar cost than IUI with greater efficacy: In the U.S. currently, IUI averages $1,500 per cycle with <10% pregnancy rate while IVF averages $12,400 per cycle with an average of 27% pregnancy rate.  With INVO, we believe that the Ob/Gyn or reproductive endocrinologist practitioners will benefit by providing a superior product than IUI with good financial margins, efficacy rates more than double IUI while treating the full range of infertility indications.  In Europe, the average cost per pregnancy using IUI is $12,000.  The average cost per pregnancy for IVF is $21,354 while for INVO it is expected to be only $13,888: a savings of more than $7,000 per pregnancy.  Using INVO could reduce annual infertility costs in Europe by more than $650 million.

•
Greater geographic availability: There are approximately 430 IVF centers in the U.S.  In Europe, there are more than 1,000 IVF centers.  In addition, by having INVO geographically available in satellite offices, couples will not have the travel costs and absence from work associated with IVF treatments.  The medical staff at these centers can be trained to do the INVO procedure and offer it as a lower cost treatment option for their patients through satellite centers.  There are also 5,000 Ob/Gyn physicians in the U.S. who offer infertility services (IUI).  Since INVO requires less  specialized lab equipment than a conventional IVF laboratory, it may be offered in a physician’s center or practice.  Therefore, in the U.S. alone, INVO could be 10 times more available than conventional IVF.  This also allows physician practices worldwide to offer INVO as an alternative or follow up treatment to IUI and generate a significant new revenue stream.

•
Greater patient involvement: With INVO, the patient uses her own body as the incubation environment.  This creates a greater sense of involvement, comfort and participation for patients who know that the fertilization is happening within their own bodies.  In some cases, this frees the couples from ethical or religious concerns, or fears of laboratory mix-ups that could result in a patient receiving another couple’s embryo(s).

Sales and Marketing

Product Pricing

We anticipate employing the following pricing system for the INVOcell technology.  These prices were determined through discussions with our informal advisory board of physicians and potential strategic partners and reflect the innovative features of the device, the savings in physician’s laboratory fixed costs and the amount that a physician will receive from patients to perform INVO.

INVOcell device:   Our   cost to manufacture, package, sterilize, test and label the INVOcell device is less than $50 per unit.  We expect to sell the INVOcell device and its retention system for between $75 and $450 per unit.  IVF centers or Ob/Gyn groups purchasing a large number of devices and promoting the INVO process will receive discounted prices and a limited amount of free advertising of their facility on our website.  It is expected that the INVOcell will sell for $450 in the U.S., which grants a single-use license under our patents.  When sold to infertility specialists located in Central and South America and Europe, the price of the device will be reduced to between $75-$300 to reflect a generally lower cost of infertility procedures in most of these countries and to make INVOcell available to populations with lower incomes.

Holding/Warming Blocks:   The holding blocks will be sold as a tool for viewing and retrieving the embryos from the inner chamber.  Each physician will need a minimum of two blocks depending on the number of cycles he/she performs.  The blocks cost $100 per block, will sell for $200-$400 and will constitute an additional revenue stream.

Physician Training:   The price of the training has been set at $1,000-$2,000 per physician practice /IVF center.

Fixed Laboratory Equipment:   The equipment used in the INVO procedure (microscope with video system, bench centrifuge, incubator without CO2, bench warmer and laminar flow hood) is readily available in the market.  INVO Bioscience has had initial discussions with an equipment supplier that has a mobile bench and hood with all the required equipment.  We intend to establish an agreement with this company to provide INVO Bioscience’s customers with a discount and financing to facilitate new customer entry into the INVO market in the future, however, there can be no assurance that we will be successful in this effort.  The complete set up for the INVO procedure is approximately $33,000 in Europe and $50,000 in the U.S.

Our Sales Team

We currently employ two Business Development Managers, who are charged with all of our sales efforts.  We anticipate growing our sales team to six in 2009, however, if we do not raise sufficient capital or generate sufficient revenue to do so we will not be successful in growing our sales team.  Our sales efforts follow two approaches:

a.
Direct Physician Sales through Distributors -- In many countries, we intend to establish local distributors to access the countries’ markets.  With the distributor-to-physician model, the distributors will be selling to IVF centers and physicians directly.  In Canada, we have a signed distribution agreement with the country’s largest infertility products distributor, Meditech 1st, who intends to conform to this model.  We have signed distribution agreements in the following countries: Turkey, Peru, Pakistan and Thailand.

b.
Direct Sales to Physicians -- We are also following a parallel path directly to leading infertility doctors in regions where there is demand but we have not yet signed distribution agreements.  Part of this path is the training of physicians on the use of the INVO.  To date, we have completed training infertility doctors in Austria, Germany, India, Togo, Colombia and the U.K.  We believe that the physicians in these countries are key opinion leaders who are influential in the fertility industry, which can assist us in launching the INVO procedure in those regions.

Target Markets

Currently and through 2009, we anticipate that we will launch the sale of the INVOcell device in Europe, Canada, Latin America and the Middle East.  During 2010, or at such time that we receive FDA approval, we anticipate launching the INVOcell in the U.S.    In 2011, we anticipate the launch of the INVOcell product in China, Russia and other countries where an alternative treatment is needed.

Worldwide -- According to the European Society for Human Reproduction (ESHRE, 2007) there are more than 100 million infertile couples in the world.  About one million IVF cycles were performed in 2006, which is less than 1% of the infertile couples worldwide.  More than 99 million infertile couples remain untreated due to cost, availability, awareness and other factors.

U.S. -- According to the Centers for Disease Control, 7.3 million people in the U.S. have difficulty conceiving.  With only 350,000 couples receiving fertility treatment, more than six million couples receive no treatment.  According to Integramed, Inc., a U.S. based network of fertility centers, 97% of the untreated infertile couples do not receive treatment due to cost.  Working with our advisory board, we estimate that an INVO procedure in the U.S. will cost approximately $5,000 dollars.

Europe -- Europe has approximately 10 million infertile couples of which 137,000 are estimated to have received IVF treatment and 183,000 received IUI (ESHRE) leaving 9.5 million infertile couples untreated.

Preliminary Sales Strategy

INVO Bioscience has received the CE Mark that allows us to sell product in Europe, Canada and other countries such as in Latin America, the Middle East, India and other parts of Asia.  Our strategy is to launch product in the developing world first because of the high demand and relatively low IVF infrastructure.

Franchising Model

We are presently establishing and implementing a franchising model in addition to the foregoing direct sales efforts.  We believe that a franchising model whereby we assist with the establishment of fertility centers offering the INVOcell technology could be the quickest manner to generate revenue from the INVOcell.  The franchising method offers control and influence over how our product is distributed, in contrast to a distribution sales force that sells the product alone.  Franchising allows the sale of a standard and proven business model that is complete with training and marketing material, equipment, site selection, brand name recognition and a business plan.  We believe that this model could generate greater revenue than that of the sale of INVOcell alone.

Current Franchising Agreements

We have a signed franchise agreement currently with a Turkish IVF product distributor to introduce the INVO procedure to IVF centers in its regions.  Two IVF centers in Turkey started performing INVO procedures in the first quarter of 2009.  We will use the franchising model primarily in the Middle East, Latin America and the developing nations that have limited access to infertility treatments.

We are currently in talks with many other physicians and distributors in many regions of the world developing this model.  Further, we entered into a written agreement on August 26, 2008, with Galaxy Pharma to set up INVO Centers in Pakistan.  In the first quarter 2009, 2 existing IVF Centers started using the INVOcell as well as 2 new INVO-based IVF centers opened, Karachi, Lahore, Sargodha and Islamabad.  We anticipate up to 20 new INVO Centers opening in Pakistan in 2009-2010, however, there is no assurance that we can achieve this many clinics in this period, if ever.

Other Models

Latin America:  INVO Bioscience has started to launch INVO in the Latin American market in the first quarter of  2009.  We believe that these countries have more than five million infertile couples who could benefit from our technology.  INVO Bioscience initially will target Colombia, Venezuela, Peru and Ecuador due to market demand in these countries.  In order to sell a class two device, such as the INVOcell, INVO Bioscience will establish a contract with local distributors who sell medical devices in these countries.  The distributor will complete the registration of the product, which process permits us to sell the INVOcell.  No clinical trials or FDA approvals are required.

United States:  Launching INVO in the U.S. market requires 510(k) clearance, which we hope to receiving in 2010 upon completion of our clinical trials estimated for 2009.  INVO Bioscience has completed the required human confirmatory study.  The births of normal babies have been confirmed in this study using the INVOcell.  It will take nine months and approximately $500,000 of funding to complete the data collection on all required subjects, analyze the data, have an independent audit and submit the full 510(k) to the FDA.  The FDA has 90 days to review the submission from INVO Bioscience.  All preclinical data and testing has been completed and reviewed by FDA.  We expect to receive approval to sell the INVO without further studies at that time.  However, there is no assurance that will be the case.  INVO Bioscience will launch INVO through key IVF centers in the U.S. once FDA clearance is achieved.  Our U.S.-based board of advisors and participants in our clinical trials has indicated a desire to be among the first to offer INVO to their patients.  The success of these IVF centers with INVO will assist in expanding INVO Bioscience’s share of the IVF center market in the U.S.  INVO Bioscience will also target the 5,000 Ob/Gyn doctors with experience in infertility treatment.

Insurance Reimbursement for Infertility Treatment

Most European countries have some level of coverage for infertility treatment, but the level of coverage varies from country to country and even within countries.  For example, the National Health Service in the UK covers 20% of most costs for infertility treatment.  However, that standard is not applied universally throughout the country and some counties provide almost none.  In the U.S., fifteen states mandate some form of insurance reimbursement for infertility treatment.  Three states mandate reimbursement for IVF, while other states cover some form of infertility treatment, they may specifically exclude IVF due to cost.  In addition, fifteen other states are considering mandating some form of coverage for infertility treatment.  Finally, there are bills under consideration in the U.S. Congress for a federal mandate to provide insurance coverage for infertility treatments universally across the nation.

We believe that the INVO treatment will be treated favorably by insurance companies because it lowers cost and has a high efficacy rate.  In Europe, the average cost per pregnancy using IUI is $12,000 and IUI is appropriate for only 40% of the infertile population.  However, for INVO, which is marginally more expensive at $13,888 per pregnancy, is a more effective treatment for a majority of infertile couples than IUI.  The average cost per pregnancy for IVF is $21,354.  Therefore, there is a savings of more than $7,000 (over 33%) per pregnancy by using INVO versus IVF.  Using INVO could reduce infertility costs in Europe by more than $650 million.

Currently, many third-party payers require that an infertile patient have at least three cycles of IUI before going on to IVF.  The aggregate success rate of three IUI’s is 25%.  Therefore, up to 75% of those patients are often referred to IVF.  In the future, third-party insurance payers could save more than $7,000 per pregnancy by requiring the patient to try INVO first.

Branding and Promotion

We have a new logo refined for the infertility market.  .  At the same time, we are developing a website that includes special pages for clinicians and patients.  The next generation website will include materials that medical professionals and patients can print, including status reports and news items.  It will include a training video for potential customers who want to learn exactly how INVO works.

Regulation

Domestic Regulations

The manufacture and sale of our products are subject to extensive regulation by numerous governmental authorities, principally by the FDA and corresponding foreign agencies.  The FDA administers the Federal Food, Drug and Cosmetic Act and the regulations promulgated there under.  We are subject to the standards and procedures with respect to the manufacture of medical devices and are subject to inspection by the FDA for compliance with such standards and procedures.  The FDA classifies medical devices into one of three classes depending on the degree of risk associated with each medical device and the extent of control needed to ensure safety and effectiveness.  The INVOcell device and process must secure a 510(k) pre-market notification clearance before it can be introduced into the United States market.  The process of obtaining 510(k) clearance typically takes several months and may involve the submission of limited clinical data supporting assertions that the product is substantially equivalent to an already approved device or to a device that was on the market before the enactment of the Medical Device Amendments of 1976.

Every company that manufactures or assembles medical devices is required to register with the FDA and adhere to certain “good manufacturing practices” in accordance with the FDA’s Quality System Regulation, which regulates the manufacture of medical devices, prescribes record-keeping procedures and provides for the routine inspection of facilities for compliance with such regulations.  The FDA also has broad regulatory powers in the areas of clinical testing, marketing and advertising of medical devices.

Medical device manufacturers are routinely subject to periodic inspections by the FDA.  If the FDA believes that a company may not be operating in compliance with applicable laws and regulations, it can:

●	place the company under observation and re-inspect the facilities;

●	issue a warning letter apprising of violating conduct;

●	detain or seize products;

●	mandate a recall;

●	enjoin future violations; and

●	assess civil and criminal penalties against the company, its officers or its employees.

International Regulations

We are also subject to regulation in each of the foreign countries where our products are sold.  Many of the regulations applicable to our products in such countries are similar to those of the FDA.  The national health or social security organizations of certain countries require that our products be qualified before they can be marketed in those countries.  Many of the Asian and Latin American countries we are targeting do not have a formal approval process.

CE Mark

INVO Bioscience’s activities during its development stage have included developing the business plan, seeking regulatory clearance in Europe and the United States and raising capital.  In May 2008, INVO Bioscience received notice that the INVOcell product met all the essential requirements of the relevant European Directive(s), and received CE marking.  The CE mark is a mandatory conformity mark on many products placed on the single market in the European Economic Area (EEA).  The CE mark (an acronym for the French "Conformité Européenne") certifies that a product has met EU health, safety and environmental requirements, which ensure consumer safety.

With CE marking, the Company now has the ability and necessary regulatory authority to distribute its product in the European Economic Area (i.e., Europe, Canada, Australia, New Zealand, most parts of the Middle East and Latin America).

Intellectual Property

More than 800 cases of an INVO procedure have been documented in peer-reviewed journals since the 1980s, using an incubation device not specifically designed for the process but functionally capable of demonstrating success rates equivalent to IVF at that time.  The INVOcell device was specially developed and manufactured to optimize the ease of use and effectiveness of the procedure at an affordable price.  This product development process has resulted in five active patents worldwide covering both the INVOcell device and the INVO process.  These patents were transferred to and are the property of Bio X Cell, Inc, a wholly own subsidiary of INVO Bioscience, Inc.

Patents

The Company has 4 active worldwide product and process patents that are constantly being reviewed and new works are in process.  We will continue to seek patents for certain products and technology.  Additionally we treat our products and technology as proprietary and rely on trade secret laws and internal non-disclosure safeguards.

Employees

As of December 31, 2008, we have seven full-time employees.  We consider our relationship with our employees to be good.

Available Information

We maintain an Internet website at www.invobioscience.com.  We make available, free of charge through our website, our annual report on Form 10-K, current reports on Form 8-K, future quarterly reports on Form 10-Q will be made available and each amendment to these reports.  Each such report is posted on our website as soon as reasonably practicable after such report is filed with the Securities and Exchange Commission, or SEC, via the EDGAR system.

The information on our website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered a part of this Annual Report.  Our website address is included in this Annual Report as an inactive textual reference only.

Item 1A.  Risk Factors

Investing in our Common Stock involves a high degree of risk.  Prospective investors should carefully consider the risks described below, together with all of the other information included or referred to in this Annual Report on Form 10-K, before purchasing our Common Stock.  There are numerous and varied risks, known and unknown, that may prevent us from achieving our goals.  The risks described below are not the only ones we will face.  If any of these risks actually occurs, our business, financial condition or results of operation may be materially adversely affected.  In such case, the trading price of our Common Stock could decline and investors could lose all or part of their investment.  The risks and uncertainties described below are not exclusive and are intended to reflect the material risks that are specific to us , material risks related to our industry and material risks related to companies that undertake a public offering or seek to maintain a class of securities that is registered or quoted on an over-the-counter market.

Except for historical matters, matters discussed in this Annual Report on Form 10-K contains forward looking statements that involve risks and uncertainties, principally in the sections entitled “Description of Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition or Plans of Operations.”  All statements other than statements of historical fact contained in this Annual Report on Form 10-K, including statements regarding future events, our future financial performance, business strategy and plans and objectives of management for future operations, are forward-looking statements.  We have attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should,” or “will” or the negative of these terms or other comparable terminology.  Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy.

These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks outlined under “Risk Factors” or elsewhere in this Current Report on Form 10-K, which may cause our or our industry’s actual results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.  Moreover, we operate in a very competitive and rapidly changing environment.  New risks emerge from time to time and it is not possible for us to predict all risk factors, nor can we address the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause our actual results to differ materially from those contained in any forward-looking statements.

We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short term and long-term business operations, and financial needs.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Annual Report on Form 10-K, and in particular, the risks discussed below and under the heading “Risk Factors” and those discussed in other documents we file with the Securities and Exchange Commission (“SEC”) that are incorporated into this Annual Report on Form 10-K by reference.

The following discussion should be read in conjunction with our consolidated financial statements and notes thereto.  We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements.  In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Annual Report on Form 10-K may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statement.

Our business has posted net operating losses, has limited operating history and will need capital to grow and finance its operations.

From the inception of our operating subsidiary, BioXcell Inc., until December 31, 2008, INVO Bioscience had a net loss of $2,087,000.  INVO Bioscience has a limited operating history and is essentially an early-stage operation.  We will continue to be dependent on having access to working capital that will allow us to finance operations during its growth period.  Continued net operating losses together with limited working capital make investing in our Common Stock a high-risk proposal.  The adverse effects of a limited operating history include reduced management visibility into forward sales, marketing costs, customer acquisition and retention, which could lead to missing targets for achievement of profitability.

We require substantial additional capital to continue as a going concern which if not obtained could result in a need to curtail or cease operations.

As reflected in the accompanying financial statements, the Company is in the development stage with minimal revenues, had a net loss of $1,873,000, a working capital deficiency of $690,000, a stockholder deficiency of $676,600, and cash used in operations of $1,066,000 for the year ended December 31, 2008. This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

We require substantial additional funding to meet our future operating and capital expenditure requirements.  To execute on our business plan successfully, we will need to raise additional money in the future.  The exact amount of funds raised, if any, will determine how aggressively we can grow and what additional projects we will be able to undertake.  No assurance can be given that we will be successful that we will be able to raise capital when needed or at all, or that such capital, if available, will be on terms acceptable to us.  If we are not able to raise additional capital, our business will likely suffer.

Our business is subject to significant competition.

The infertility industry is highly competitive and characterized by technological improvements.  New artificial reproductive technology (“ART”) services, devices and techniques may be developed that may render obsolete the INVOcell.  Competition in the areas of infertility and ART services is largely based on pregnancy rates and other patient outcomes.  Accordingly, the ability of our business to compete is largely dependent on our ability to achieve adequate pregnancy rates and patient satisfaction levels.  Our business operates in highly competitive areas that are subject to continual change.  New health care providers and medical technology companies entering the market may reduce our market share, patient volume and growth rates.  Additionally, increased competitive pressures may require us to commit more resources to our marketing efforts, thereby increasing our cost structure and affecting our profitability.  There can be no assurance that we will not be able to compete effectively nor can there be assurance that additional competitors will not enter the market, or that such competition will not make it more difficult for us to enter into additional contracts with fertility clinics or open profitable INVOcell clinics.

We need to manage growth in operations to maximize our potential growth.

In order to maximize potential growth in our current and potential markets, we believe that we must expand the scope of our services in the bioscience industry.  This expansion will place a significant strain on our management and our operational and sales systems.  We expect that we will need to continue to improve our INVO technology, operating procedures and management information systems.  We will also need to effectively train, motivate and manage our employees.  Our failure to manage our growth could disrupt our operations and ultimately prevent us from generating the revenues we expect.

Our internal growth strategy may not be successful which may result in a negative impact on our growth, financial condition, results of operations and cash flow.

One of our strategies is to grow internally through increasing the customers we target.  However, many obstacles to this expansion exist, including, but not limited to, increased competition from similar businesses, unexpected costs, costs associated with marketing efforts and maintaining a strong client base.  Therefore, we cannot assure you that we will be able to successfully overcome such obstacles and establish our services in any additional markets.  Our inability to implement this internal growth strategy successfully may have a negative impact on our growth, future financial condition, results of operations or cash flows.

We may be unable to implement our strategies in achieving our business objectives.

Our business plan is based on circumstances currently prevailing and the bases and assumptions that certain circumstances will or will not occur, as well as the inherent risks and uncertainties involved in various stages of development.  However, there is no assurance that we will be successful in implementing our strategies or that our strategies, even if implemented, will lead to the successful achievement of our objectives.  If we are not able to implement our strategies successfully, our business operations and financial performance may be adversely affected.

Our products incorporate intellectual property rights   developed by us that may be difficult to protect or   may be found to infringe on the rights of others.

While we currently own four patents, there can be no assurance that any of these patents will not be challenged, invalidated or circumvented, or that any rights granted under these patents will in fact provide competitive advantages to us.  The U.S. or Europe could place restrictions on the patentability of medical devices.  Any limitations on the patentability of medical devices may materially affect our business.  We utilize a combination of trade secrets, confidentiality policies, non-disclosure and other contractual arrangements in addition to relying on patent, copyright and trademark laws to protect our intellectual property rights.  However, these measures may not be adequate to prevent or deter infringement or other misappropriation.  Moreover, we may not be able to detect unauthorized use or take appropriate and timely steps to establish and enforce our proprietary rights.  In fact, existing laws of some countries in which we conduct business offer only limited protection of our intellectual property rights, if at all.  As the number of market entrants as well as the complexity of the technology increases, the possibility of functional   overlap and inadvertent infringement of intellectual property rights also increases.

We must defend our intellectual property rights from infringement through extensive legal action.

Third parties may assert in the future, claims against us alleging that we infringe their intellectual property rights.  Defending such claims may be expensive, time consuming and divert the efforts of our management and/or technical personnel.  Because of litigation, we could be required to pay damages and other compensation, develop non-infringing products or enter  into royalty or licensing agreements.  However, we cannot be certain   that any such licenses, if available at all, will be available to us on commercially reasonable terms.

We regard our trade secrets, patents and similar intellectual property as critical to our success.  We rely on patent and trade secret law, as well as confidentiality and license agreements with certain of our employees, customers and others to protect our proprietary rights.  No assurance can be given that our patents will not be challenged, invalidated, infringed or circumvented, or that our intellectual property rights will provide competitive advantages to us.  In addition, we intend to defend our intellectual property rights from infringement through legal action if needed, which could be very costly which would adversely affect our profitability.  Our limited capital resources could put us at a disadvantage if we are required to take legal action to enforce our intellectual property rights.

We face potential liability as a provider of a medical device.  These risks may be heightened in the area of artificial reproduction.

The provision of medical devices entails the substantial risk of potential claims of tort injury claims.  The Company does not engage in the practice of medicine or assume responsibility for compliance with regulatory requirements directly applicable to physicians.  Although we currently maintain product liability insurance that we believe is adequate as to risk and amount, successful claims could exceed the limits of our insurance and could have a material adverse effect on our business, financial condition or operating results.  Moreover, there can be no assurance that we will be able to obtain such insurance on commercially reasonable terms in the future or that any such insurance will provide adequate coverage against potential claims.  Further, a claim asserted against us could be costly to defend, could consume management resources and could adversely affect our reputation and business, regardless of the merit or eventual outcome of such claim.

There are inherent risks specific to the provision of infertility and ART services.  For example, the long-term effects on women of the administration of fertility medication, integral to most infertility and ART services,  are of concern to certain physicians and others who fear the medication may prove to be carcinogenic or cause other medical problems.  Currently, fertility medication is critical to most infertility and ART services and a ban by the FDA or foreign regulatory or other limitation on its use would have a material adverse effect on our business.

If we fail to maintain adequate quality standards for our products, our business may be adversely affected and our reputation harmed.

Our customers are expecting that our products will perform as we claim.  Our manufacturing companies and packaging processes will be relied up on heavily.  A failure to sustain the specified quality requirements could result in the loss of demand for our products.  Delays or quality lapses in our production lines could result in substantial economic losses to us.  Although we believe that our continued focus on quality throughout the Company adequately addresses these risks, there can be no assurance that we will not experience occasional or systemic quality lapses in our manufacturing and service operations.  We have limited manufacturing capabilities, and if our manufacturing capabilities are insufficient to produce an adequate supply of products at appropriate quality levels, our growth could be limited and our business could be harmed.  If we experience significant or prolonged quality problems, our business and reputation may be harmed, which may result in the loss of customers, our inability to participate in future customer product opportunities and reduced revenue and earnings.

We heavily rely on third party package delivery services, and a significant disruption in these services or significant increases in prices may disrupt our ability to import or export materials, increase our costs and lower our profitability.

We ship a significant portion of our products to our customers through independent package delivery companies.  If any of our key third party package delivery providers experience a significant disruption such that any of our products, components or raw materials cannot be delivered in a timely fashion or such that we incur additional shipping costs that we could not pass on to our customers, our costs may increase and our relationships with certain of our customers may be adversely affected.  In particular, if our third party package delivery providers increase prices and we are not able to find comparable alternatives or adjust our delivery network, our profitability could be adversely affected.

We depend on our key management personnel and the loss of their services could adversely affect our business.

We place substantial reliance upon the efforts and abilities of our executive officers, Kathleen Karloff and Claude Ranoux.  The loss of the services of our executive officers could have a material adverse effect on our business, operations, revenues or prospects.  We do not maintain key man life insurance on the lives of these individuals.

We will need additional, qualified personnel in order to expand our business.  Without additional personnel, we will not be able to expand our business.

Expanding our business entails increasing the number of persons engaged in activities for the sale and marketing of our products as well as clinical training personnel for the proper training of the INVO procedures.  Upon receiving funding, we are planning to hire employees in both of these areas.  However, we cannot be sure that we will able to find, attract and retain  potential employees with the proper background and training matching the skills required for the positions.

Our revenues and operating results could fluctuate significantly from quarter to quarter, which may cause our stock price to decline.

Since our inception, we have recognized minimal revenue.  Our results from year-to-year and from quarter-to-quarter are expected to vary significantly based on ordering cycles of distributors and physicians who we plan to pursue for sales, and the payment cycle of such organizations.  As a result of these and other factors, we believe that period-to-period comparisons of our operating results will not be meaningful and that you should not rely upon our performance in a particular historical period as an indication of our performance in any future period.

Currency exchange fluctuations may affect the results of our operations.

We intend to distribute our INVOcell product throughout the world.  We intend to transact our international sales in U.S. dollars, and European, Latin American and Asian currencies.  Our results of operations thus will be affected by fluctuations in currency exchange rates.  Although we may enter into foreign currency exchange forward contracts from time to time to reduce our risk related to currency exchange fluctuation, our results of operations might still be negatively affected by foreign currency exchange rates.  Because we do not anticipate that we will hedge against all of our foreign currency exposure, our business will continue to be susceptible to adverse foreign currency fluctuations.

We are subject to risks in connection with changes in international, national and local economic and market conditions because of global developments.

Our business is subject to risks in connection with changes in international, national and local economic and market conditions because of global developments.  Beyond the risks of doing business internationally, there is also the potential impact of changes in the international, national and local economic and market conditions as a result of global developments, including the effects of global financial crisis, effects of terrorist acts and war on terrorism, U.S. and Canadian presence in Iraq and Afghanistan, potential conflict or crisis in North Korea or Middle East and current global credit crisis, negatively affecting infertile couples’ ability to pay for fertility treatment around the world.

International sales will account for a significant part of our revenue especially in this period as we pursue FDA clearance.  We will experience additional risks associated with these sales, which include:

●	political and economic instability;
●	export controls;
●	changes in legal and regulatory requirements;
●	United States and foreign government policy changes affecting the markets for our products; and
●	changes in tax laws and tariffs.

Any of these factors could have a material adverse effect on our business, results of operations and financial condition.  We sell our products in certain international markets mainly through independent distributors.  If a distributor fails to meet annual sales goals, it may be difficult and costly to locate an acceptable substitute distributor.  If a change in our distributors becomes necessary, we may experience increased costs, as well as a substantial disruption in operations and a resulting loss of revenue.

We have only two directors, which limits our ability to establish effective independent corporate governance procedures and increases the control of our president.

We have only two directors, one of which is also our President and Treasurer and the other, the Chief Executive Officer (CEO).  Accordingly, we have not established board committees comprised of independent members to oversee functions like compensation or audit issues.

Until we have a larger board of directors, which would include some independent members, there will be limited oversight of our President and CEO ’s decisions and activities and little ability for minority shareholders to challenge or reverse those activities and decisions, even if they are not in the best interests of minority shareholders.

We are subject to significant regulation by the government and other regulatory authorities.

Our business is heavily regulated in the United States and internationally.  In addition to the FDA, various other federal, state and local regulations also apply.  If we fail to comply with FDA or other regulatory requirements, we could be subjected to civil and criminal penalties, or even required to suspend or cease operations.  Any such actions could severely curtail our sales.  In addition, more restrictive laws, regulations or interpretations could be adopted, which could make compliance more difficult or expensive or otherwise adversely affect our business.  We devote substantial resources to complying with laws and regulations; however, the possibility cannot be eliminated that interpretations of existing laws and regulations will result in findings that we have not complied with significant existing regulations.  Such a finding could materially harm the business.  Moreover, healthcare reform is continually under consideration by regulators, and the Company does not know how laws and regulations will change in the future.

We are conducting clinical trials related to newer technologies that may prove unsuccessful and have a negative impact on future sales.

We are conducting clinical trials related to the INVOcell.  While we are confident in the future outcomes of these trials, an unsuccessful trial could affect the marketability of this product in the future and to the receipt of FDA clearance in particular.

Changes in the healthcare industry may require us to decrease the selling price for our products or could result in a reduction in the size of the market for our products, each of which could have a negative impact on our financial performance.

Trends toward managed care, healthcare cost containment and other changes in government and private sector initiatives in the U.S. and other countries in which we do business could place increased emphasis on the delivery of more cost-effective medical therapies, which could work in our favor unless more cost-effective devices become available, which could adversely affect the sale and/or the prices of our products.  There are proposed and existing laws and regulations in domestic and international markets regulating pricing and profitability of companies in the healthcare industry.  There have been initiatives by third-party payers to challenge the prices charged for medical products, which could affect our ability to sell products on a competitive basis in the future.  There has been a consolidation among healthcare facilities and purchasers of medical devices in the U.S. who prefer to limit the number of suppliers from whom they purchase medical products, and these entities may decide to stop purchasing our products or demand discounts on our prices.  Both the pressure to reduce prices for our products in response to these trends and the decrease in the size of the market because of these trends could adversely affect our levels of revenues and profitability of sales, which could have a material adverse effect on our business.

Recent economic trends could adversely affect our financial performance.

Economic downturns and declines in consumption in our markets may affect the levels of both our sales and profitability.  As widely reported, the domestic and global financial markets have been experiencing extreme disruption in recent months, including severely diminished liquidity and credit availability.  Concurrently, economic weakness has begun to accelerate.  We could be negatively impacted if these conditions exist for a sustained period, or if there is further deterioration in financial markets and major economies.  The current tightening of credit in financial markets may adversely affect the ability of our customers and suppliers to obtain financing, which could result in a decrease in, or deferrals or cancellations of, the sale of our products and services.  In addition, weakening economic conditions and outlook may result in a decline in spending for ART and fertility assistance that could adversely affect our results of operations and liquidity.  We are unable to predict the likely duration and severity of the current disruption in the domestic and global financial markets and the related adverse economic conditions.

Risks Relating to the Share Exchange

Our Chief Executive Officer, Kathleen Karloff, beneficially owns 10.9% and our President , Dr. Claude Ranoux, owns 47.5% of our outstanding Common Stock, which gives them control over certain major decisions on which our stockholders may vote.

As a result of the Share Exchange, two of our officers and directors beneficially own 58.4% of our outstanding shares.  The interests of these two individuals may differ from the interests of other stockholders.  As a result, these officer s and director s will have the right and ability to control virtually all corporate actions requiring stockholder approval, irrespective of how our other stockholders may vote, including the following actions:

●	Electing or defeating the election of directors;
●	Amending or preventing amendment of our Articles of Incorporation or bylaws;
●	Effecting or preventing a merger, sale of assets or other corporate transaction; and
●	Controlling the outcome of any other matter submitted to the stockholders for vote.

The Company’s stock ownership profile may discourage a potential acquirer from seeking to acquire shares of our Common Stock or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

As a publicly traded company, INVO Bioscience is subject to the reporting requirements of U.S. federal securities laws, which can be expensive.

INVO Bioscience is a public reporting company and, accordingly, is subject to the information and reporting requirements of the Exchange Act and other federal securities laws, including compliance with the Sarbanes-Oxley Act.  The costs of preparing and filing annual and quarterly reports, proxy statements and other information with the SEC and furnishing audited reports to stockholders will cause our expenses to be higher than they would be if INVO Bioscience had remained privately-held and did not consummate the Share Exchange.  In addition, it may be time consuming, difficult and costly for us to develop and implement the internal controls and reporting procedures required by the Sarbanes-Oxley Act.  We may need to hire additional financial reporting, internal controls and other finance personnel in order to develop and implement appropriate internal controls and reporting procedures.  If we are unable to comply with the internal controls requirements of the Sarbanes-Oxley Act, we may not be able to obtain the independent accountant certifications required by the Sarbanes-Oxley Act.

Public company compliance may make it more difficult to attract and retain officers and directors.

The Sarbanes-Oxley Act and new rules subsequently implemented by the SEC have required changes in corporate governance practices of public companies.  As a public entity, we expect these rules and regulations to increase compliance costs and to make certain activities more time consuming and costly.  As a public entity, we also expect that these new rules and regulations may make it more difficult and expensive for us to obtain director and officer liability insurance in the future and it may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage.  As a result, it may be more difficult for us to attract and retain qualified persons to serve as directors or as executive officers.

Because INVO Bioscience became public by means of a share exchange, we may not be able to attract the attention of major brokerage firms.

There may be risks associated with INVO Bioscience becoming public through a share exchange.  Specifically, securities analysts of major brokerage firms may not provide coverage of our business since there is no incentive to brokerage firms to recommend the purchase of our Common Stock.  No assurance can be given that brokerage firms will, in the future, want to conduct any secondary offerings on our behalf.

Risks Related to Our Common Stock

Our Articles of Incorporation provide for indemnification of officers and directors at our expense and limit their liability, which may result in major costs to us.

Our Articles of Incorporation and applicable Nevada law provide for the indemnification of our directors, officers, employees and agents, under certain circumstances, against attorney's fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on our behalf.  We will also bear the expenses of such litigation for any of our directors, officers, employees, or agents, upon such person's written promise to repay us if it is ultimately determined that any such person shall not have been entitled to indemnification.  This indemnification policy could result in substantial expenditures by us, which we will be unable to recoup.

We have been advised that, in the opinion of the SEC, indemnification for liabilities arising under federal securities laws is against public policy as expressed in the Securities Act of 1933, as amended (the “Securities Act”) and is, therefore, unenforceable.  In the event that a claim for indemnification for liabilities arising under federal securities laws, other than the payment by us of expenses incurred or paid by a director, officer or controlling person in the successful defense of any action, suit or proceeding, is asserted by a director, officer or controlling person in connection with the securities being registered, we will (unless in the opinion of our counsel, the matter has been settled by controlling precedent) submit to a court of appropriate jurisdiction, the question whether indemnification by us is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue. The legal process relating to this matter if it were to occur is likely to be very costly and may result in us receiving negative publicity, either   of which factors is likely to materially reduce the market and price for our shares, if such a market ever develop.

Our shares of Common Stock are very thinly traded, and the price may not reflect our value; there can be no assurance that there will be an active market for our shares now or in the future.

We have a trading symbol for our Common Stock (“IVOB”), which permits our shares to be quoted on the Over-the-Counter Bulletin Board (“OTCBB”), which is a quotation medium for subscribing members, not an issuer listing service.  However, our shares of Common Stock are very thinly traded, and the price, if traded, may not reflect our value.  There can be no assurance that there will be an active market for our shares of Common Stock either now or in the future.  The market liquidity will be dependent on the perception of our operating business and any steps that our management might take to bring us to the awareness of investors.  There can be no assurance given that there will be any awareness generated.

Consequently, investors may not be able to liquidate their investment or liquidate it at a price that reflects the value of the business.  If a more active market should develop, the price may be highly volatile.  Because there may be a low price for our shares of Common Stock, many brokerage firms may not be willing to effect transactions in the securities.  Even if an investor finds a broker willing to effect a transaction in the shares of our Common Stock, the combination of brokerage commissions, transfer fees, taxes, if any, and any other selling costs may exceed the selling price.  Further, many lending institutions will not permit the use of such shares of Common Stock as collateral for any loans.

Shareholders may be diluted significantly through our efforts to obtain financing and from issuance of additional shares of our Common Stock for services.

We have no committed source of financing.  We may issue shares or incur debt, which may be convertible into shares of our Common Stock to satisfy our financial obligations.  In addition, if a trading market develops for our Common Stock, we may attempt to raise capital by selling shares of our Common Stock, possibly with warrants, which may be issued or exercised at a discount to the market price for our Common Stock.  These actions will result in dilution of the ownership interests of existing shareholders, and may further dilute the Common Stock book value, and that dilution may be material.  Such issuances may also serve to enhance existing management’s ability to control INVO because the shares may be issued to our officers, directors, new employees, or related parties and may be on a non-arms length basis.

We may be subject to the penny stock rules, which will make the shares of our Common Stock more difficult to sell.

We may be subject now and in the future to the SEC’s “penny stock” rules if our shares of Common Stock sell below $5.00 per share.  Penny stocks generally are equity securities with a price of less than $5.00.  The penny stock rules require broker-dealers to deliver a standardized risk disclosure document prepared by the SEC, which provides information about penny stocks and the nature and level of risks in the penny stock market.  The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson, and monthly account statements showing the market value of each penny stock held in the customer's account.  The bid and offer quotations, and the broker-dealer and salesperson compensation information must be given to the customer orally or in writing prior to completing the transaction and must be given to the customer in writing before or with the customer's confirmation.

In addition, the penny stock rules require that prior to a transaction the broker dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction.  The penny stock rules are burdensome and may reduce purchases of any offerings and reduce the trading activity for shares of our Common Stock.  As long as our shares of Common Stock are subject to the penny stock rules, the holders of such shares of Common Stock may find it more difficult to sell their securities.

Sales of our currently issued and outstanding Common Stock may become freely tradable pursuant to rule 144 and may dilute the market for your shares and have a depressive effect on the price of the shares.

A substantial majority of our outstanding shares of Common Stock are “restricted securities” within the meaning of Rule 144 under the Securities Act.  As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Securities Act and as required under applicable state securities laws.  A sale under Rule 144 or under any other exemption from the Securities Act, if available, or pursuant to subsequent registrations of our shares of Common Stock (which we tend to pursue), may have a depressive effect upon the price of our shares of Common Stock in any active market that may develop.

The market for penny stocks has experienced numerous frauds and abuses, which could adversely affect investors in our stock.

We believe that the market for penny stocks has suffered from patterns of fraud and abuse.  Such patterns include:

•	Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;
•	Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;
•	“Boiler room” practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;
•	Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and
•
Wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

We believe that many of these abuses have occurred with respect to the promotion of low price stock companies that lacked experienced management, adequate financial resources, an adequate business plan and/or marketable and successful business or product.

We may never pay any dividends to shareholders.

We have never paid any dividends and have not declared any dividends to date in 2008.  Our board of directors does not intend to distribute dividends in the near future.  The declaration, payment and amount of any future dividends will be made at the discretion of the board of directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors as the board of directors considers relevant.  There is no assurance that future dividends will be paid, and, if dividends are paid, there is no assurance with respect to the amount of any such dividend.

We may have difficulty raising necessary capital to fund operations because of market price volatility for our shares of Common Stock.

In recent years, and indeed in recent months in particular, the securities markets in the U.S. and around the world have experienced a high level of price and volume volatility, and the market price of securities of many companies have experienced wide fluctuations that have not necessarily been related to the operations, performances, underlying asset values or prospects of such companies.  For these reasons, our shares of Common Stock can also be expected to be subject to volatility resulting from purely market forces over which we will have no control.  If our business development plans are successful, we may require additional financing to continue to develop and exploit existing and new products and services related to our industries and to expand into new markets.  The exploitation of our services may be dependent therefore upon our ability to obtain financing through debt and equity or other means.

Failure to comply with internal control attestation requirements could lead to loss of public confidence in our financial statements and negatively impact our stock price.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to include in this annual report, management’s assessment of the effectiveness of our internal control over financial reporting.  Furthermore, beginning with the fiscal year ending on December 31, 2009, our independent registered public accounting firm will be required to attest to whether management’s assessment of the effectiveness of internal controls over financial reporting is fairly stated in all material respects and separately report on whether it believes we maintained, in all material respects, effective internal control over financial reporting.  If we fail to timely complete the development of our internal controls and management is unable to make this assessment, or, once required, if the independent registered public accounting firm cannot timely attest to this assessment, we could be subject to regulatory sanctions and a loss of public confidence in our internal control and the reliability of our financial statements, which ultimately could negatively impact our stock price.

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

Item 2.  Properties

We currently do not own any property.  Our principal executive office is located at 100 Cummings Center, Suite 421E, Beverly, Massachusetts 01915, pursuant to a lease entered into by INVO Bioscience in January 2007 (the “lease”) for 3,294 square feet of general office space.  The lessor is Cummings Properties, LLC and the lease commenced in January 2007 and has been renewed to December 31, 2010.  The Company paid a security deposit of $3,000, which was repaid to the Company in equal $500 installments over the first six months of the lease.  The Company received no rent incentives or improvement allowances under this agreement.  The lease requires the Company to pay minimum lease payments of $2,000 per month for the duration of the lease.  The lease is subject to a cost of living increase equal to the Boston, Massachusetts Consumer Price Index at the beginning of each calendar year.  As of January 1, 2009, the Company’s lease payments increased over the base year by 3.53% to $2,070.60.

Item 3.  Legal Proceedings

Neither we, nor BioXcell Inc, our wholly owned subsidiary, either direct or indirectly, including INVO Bioscience are involved in any lawsuit outside the ordinary course of business, the disposition of which would have a material effect upon either our results of operations, financial position or cash flows.

Item 4.  Submission of Matters to a Vote of Security Holders

During the fourth quarter of the fiscal year ended December 31, 2008, the shareholders of INVO Bioscience were requested to vote on the Share Exchange between Emy’s Salsa Aji Distribution Company, Inc. and BioXcell, Inc.  The shareholders of both companies approved the transaction.

Part II

Item 5.  Market for Registrant s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Common Stock is quoted on the Over the Counter Bulletin Board (OTCBB) under the symbol “IVOB.”  Before February 17, 2009, our symbol on the OTCBB was “EMYS.”  The table below sets forth the high and low sales prices for the periods shown.

	2008		2007
	Fiscal Year		Fiscal Year 2007
	High	Low	High	Low
First Quarter	$0.00	$0.00	$0.00	$0.00
Second Quarter	$0.00	$0.00	$0.00	$0.00
Third Quarter	$0.00	$0.00	$0.00	$0.00
Fourth Quarter	$5.50	$0.40	$0.00	$0.00

Our Common Stock was not eligible for trading in 2007, therefore we have no sales prices for 2007.  The EMYS Common Stock was first quoted on November 11, 2008 at a price of $0.40 per share for 10,000 Common Stock shares.  On December 5, 2008, the day of the closing of the Share Exchange, 1,000 shares of Common Stock were traded at $1.50 share.  For the quarter ending December 31, 2008, the high and low closing price per share of our Common Stock was $5.50 and $0.40 respectively.

Stockholders

On April 9, 2009, there were approximately 67 stockholders of record.

Dividend Policy

We have never declared or paid a dividend on our Common Stock.  We intend to retain future earnings to fund development and growth of our business.

Compensation Plan

We do not have any equity compensation plans in place at this time.  We intend to implement an equity compensation plan in 2009.  Both shares and options have been promised to employees as consideration for services but have not been granted nor approved by the Board of Directors.  These shares will be granted upon the approval and implementation of the equity compensation plan.

Item 6.  Selected Financial Data

We are not required to provide the information as to selected financial data as we are considered a smaller reporting company.

Item 7.  Management s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This discussion includes certain forward-looking statements about our business and our expectations, including statements relating to revenues, international revenues, revenue growth rates, gross margin, operating expenses, amortization expense, earnings per share, available cash and operating cash flow.  Any such statements are subject to risk that could cause the actual results to vary materially from expectations.  For a further discussion of the various risks that may affect our business and expectations, see the section titled “Risk Factors” contained in Item 1A of Part I of this Annual Report on Form 10-K.  The risks and uncertainties discussed therein do not reflect the potential future impact of any mergers, acquisitions or dispositions.  In addition, any forward-looking statements represent our estimates only as of the day this Annual Report was filed with the SEC and should not be relied upon as representing our estimates as of any subsequent date.  While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if our estimates change.

Background

The previous management of Emy’s (our predecessor) determined that it was in the best interests of Emy’s shareholders to agree to the Share Exchange and acquire Bio X Cell, Inc., a Commonwealth of Massachusetts company (d/b/a/ “INVO Bioscience”) that has developed its patented technology, the INVOcell and the INVO procedure, which are designed to be less expensive and an alternative to conventional in vitro fertilization.  As part of the Share Exchange, Emys ceased the salsa distribution business and INVO Bioscience became a wholly owned subsidiary of Emy’s.

The Share Exchange was accounted for as a “reverse merger” because the INVO Bioscience Shareholders now own a majority of the outstanding shares of Common Stock immediately following the Share Exchange.  INVO Bioscience is deemed the acquirer in the reverse merger.  Consequently, the assets and liabilities and the historical operations that are reflected in the financial statements prior to the Share Exchange are those of INVO Bioscience and are recorded at the historical cost basis of INVO Bioscience and the consolidated financial statements after completion of the Share Exchange include the assets and liabilities of INVO Bioscience, historical operations of INVO Bioscience.  The financial results summarized below are based on INVO Bioscience’s audited balance sheet as of December 31, 2008 and 2007 and related audited statements of operations and stockholders’ deficiency and statements of cash flows for the periods ended December 31, 2008 and 2007, respectively.

Overview

As INVO Bioscience, we operate in the medical device industry and developed the INVO technology to assist infertile couples in having a baby.  In-vitro fertilization (IVF) is an effective treatment option for most infertile couples.  Our patented and proven INVOcell technology is a low cost alternative to IVF that is much simpler to perform.  It can be provided in a physician’s office and, therefore, can be available in many more locations than IVF.  INVO uses a device, the INVOcell, which we currently intend to price between $75-$350 to distributors in the developing countries around the world and $200-$450 in Europe and the U.S.  We can manufacture, assemble, package, sterilize and ship an INVOcell for under $50.

Currently, we are establishing agreements with distributors and beginning to train physicians in the developing world including Latin America Europe, Africa and the Middle East.  While we penetrate the infertility markets in Europe and Canada along with the certain developing countries, we anticipate also pursuing the completion of the FDA's “510(k)” process.  We have completed the first step for medical device companies who manufacture Class 2 devices (and a small number of Class 1 and 3 devices) and the filing of a Premarket Notification with the FDA (i.e., an FDA 510(k) submission).  Technically, the FDA does not “approve” Class 1 and 2 medical devices for sale in the U.S. they give “clearance” for them to be sold.  We  are hoping to receive clearance to market in the U.S. by 2010 upon completion of our clinical trial.  However, there can be no assurance that we will receive such clearance by that date or ever.

On October 16, 2009, we entered into a signed an exclusive distributor agreement with a distributor in Turkey providing for distribution throughout Turkey and other countries in the region.  We also have signed distribution agreements with pharmaceutical distributors in Canada, Thailand, Peru and countries in the Middle East and are in negotiations with other distributors in Europe, India and Latin America.

INVO Bioscience was founded in January 2007.  We are a development stage company, as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7.  The Company’s primary activities during the development stage have included developing the business plan, seeking regulatory clearance in the European Union and the United States and raising capital. We started sales of our products in December 2008.  We have been focusing our efforts on introducing the INVOcell into new markets outside of the US as we work toward FDA approval in the U.S.  To that end, we have signed contracts for the purchase of the INVOcell device with distributors and doctors in Pakistan, Turkey Canada and Peru.  For the fourth quarter 2008, INVO Bioscience has revenues of approximately $38,000 for the sale of the INVOcell, selling 155 units along with INVO Blocks and associated accessories.

Operational, general and administrative expenses were $1,889,000 and $211,000 for the years ended December 31, 2008 and 2007, respectively.  During 2008, we started to hire staff, in the fourth quarter we hired resources in the following areas, clinical training, government regulations, sales and accounting.

We currently are incurring a net loss as we continue to market our product and proprietary process as we endeavor to increase our revenue base.  It is expected that we will continue to generate net losses into the first half of 2010.

We cannot predict what our level of activity will be over the next 12 months.  However, INVO Bioscience anticipates that it will launch the sale of the INVOcell device in Canada, Europe, Latin America, India and the Middle East through established distributors, IVF centers and physicians.  With the cost of the INVO procedure being less than half the cost of IVF, we believe we can penetrate 5% of the currently untreated infertility market, though there can be no assurance that we will be successful in doing so.

To achieve this plan, we require additional financing.  As we expand our distribution base, our costs and expenses will exceed the cash flow being generated and therefore we will require additional capital.

Due to our early stage of growth, each of the items from our Statement of Operations may not be indicative of future levels of activity.  As such, we expect our costs and losses to increase in future periods as we seek to ramp up sales and incur infrastructure costs.  As we move forward, the Company expects to expand its sales force and clinical trainers and continuing to travel to support our distributors and physicians.  Additionally, the Company expects to upgrade its computer software in 2009 in the areas of customer relationship management, material requirements planning/inventory tracking and financial reporting.

The amounts and timing of our actual expenditures may vary significantly from our expectations depending upon numerous factors, including our results of operation, financial condition and capital requirements. Accordingly, we will retain the discretion to allocate the available funds among the identified uses described above, and we reserve the right to change the allocation available funds among the uses described above.

We had a net loss of $1,873,000, a working capital deficiency of $690,000, a stockholder deficiency of $676,600, and cash used in operations of $1,067,000 for the year ended December 31, 2008.  This raises substantial doubt about our ability to continue as a going concern.  Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement our business plan.  Our financial statements attached do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Critical Accounting Policies and Estimates

The discussion and analysis of INVO Bioscience’s financial condition presented in this section are based upon the audited consolidated financial statements of INVO Bioscience, which have been prepared in accordance with the generally accepted accounting principles in the United States.  During the preparation of the financial statements, INVO Bioscience is required to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an ongoing basis, INVO Bioscience evaluates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  A summary of significant accounting policies are included below.  Management believes that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about our operating results and financial condition.

Stock Based Compensation

The Company accounts for stock-based compensation under the provisions of SFAS 123R, Share-Based Payment (“SFAS 123R”).  This statement requires the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.  That cost is recognized over the period in which the employee is required to provide service in exchange for the award, which is usually the vesting period.

Revenue Recognition

The Company will recognize revenue on arrangements in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” and No. 104, “Revenue Recognition”.  In all cases, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.

 Recent Accounting Pronouncements

For information regarding recent accounting pronouncements and their effect on the Company, see “Recent Accounting Pronouncements” in Note 1 of the Notes to Consolidated Financial Statements contained herein.

Results of Operations

Fiscal 2008 Compared to Fiscal 2007

Net Sales and Revenues

Net sales and revenues for 2008 increased 100% to $38,000 compared to no revenues in 2007.  The increase was due to starting international shipments of small orders to our newly signed distributors as well as direct shipments to physicians who wanted to use the INVOcell.

Cost of Sales and Revenues

Cost of sales as a percentage of revenues was 27% for 2008   This is slightly higher than we expect in the future as we are producing small lot quantities and have higher shipping cost per unit as a result of the small volume shipments.  There were no sales or costs in 2007 to compare to.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $1,837,600 in 2008 as compared to $177,200 in 2007.  We experienced higher general and administrative costs in 2008 due to hiring the Company’s first employees and all the associated expenses that relate to them, including benefits, a stock compensation charge for common stock grants and travel, these items totaled approximately $1,070,000.  During the year ended December 31, 2008, the Company incurred considerable travel costs as its employees started to go across the globe to introduce the INVOcell and the INVO process to physicians and distributors in Europe, the Mid-East, Asia and South America travel related expenses totaled $150,000.  The Company continued to protect its patent rights throughout the world, legal and filing fees associated with this were $54,000.  As stated previously, the Company completed a reverse merger during 2008 and the accounting and legal costs in preparing for and completing the merger were approximately $375,000.

 Research and Development Expenses

Research and development expenses increased to $51,800 in 2008 from $33,400 in 2007.  The increase in research and development expense was a result of the Company’s efforts to continually understand the regulations and guidelines for selling the INVOcell in foreign countries.

Interest Income and Expense, Net

We had net interest expense of $11,900 in 2008 as compared to $3,600 in 2007 as a result of having our loans for all of 2008 versus only part of 2007.

Income Taxes

The Company's aggregate unused net operating losses approximate $1,800,000, expire at various times through 2028, subject to limitations of Section 382 of the Internal Revenue Code, as amended.  The deferred tax asset related to the carry forward is approximately $540,000.  T he Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earning history of the Company, it is more likely than not that the benefits will not be realized.

Liquidity and Capital Resources

As of December 31, 2008, we had $15,716 in cash and no cash equivalents.

Net cash used by operating activities was $1,066,700 for the year ended December 31, 2008, compared to net cash used by operating activities was $116,000 for the year ended December 31, 2007. The increase in net cash used was due to the significant costs of hiring staff and starting to market our product in 2008.

Net cash used by investing activities was $73,900 for the year ended December 31, 2008, compared to cash used by investing activities of $46,000 for the year ended December 31, 2007  The increase in cash used during 2008 resulted primarily from the purchases of manufacturing molds for our product and continuing to protect our proprietary products through patent expansion.

Net cash provided by financing activities was $1,156,000 for the year ended December 31, 2008, through the sale of Common Stock.

The Company maintains a $50,000 working capital line of credit with Century Bank.  Interest is payable monthly at the rate of 0.24% above the bank’s prime lending rate.  As of December 31, 2008, the rate was 3.79%.  This line of credit matures May 31, 2010.  At December 31, 2008 and 2007, the balance outstanding on the line of credit was $50,000 and $49,221 respectively.

Our registered independent certified public accountants have stated in their report dated April 15, 2009, the Company has a generated negative cash outflows from operating activities, experienced recurring net operating losses, and is dependent on securing additional equity and debt financing to support its business efforts. These factors among others may raise substantial doubt about our ability to continue as a going concern.

Management believes that its existing cash resources, cash flow from operations and short-term borrowings on the existing credit line will not provide adequate resources for supporting operations during fiscal 2009. The Company is actively seeking the funding it needs to continue to execute its business plan,  Although there can be no assurance that we will find additional sources of funding, management believes that it will be able to find sources of funds on commercially acceptable terms.

Off Balance Sheet Arrangements

Under SEC regulations, we are required to disclose our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, such as changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.  An off-balance sheet arrangement means a transaction, agreement or contractual arrangement to which any entity that is not consolidated with us is a party, under which we have:

	Any obligation under certain guarantee contracts;
	Any retained or contingent interest in assets transferred to an unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to that entity for such assets;

Any obligation under a contract that would be accounted for as a derivative instrument, except that it is both indexed to our stock and classified in stockholder’s equity in our statement of financial position; and


Any obligation arising out of a material variable interest held by us in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to us, or engages in leasing, hedging or research and development services with us.

We do not have any off-balance sheet arrangements that we are required to disclose pursuant to these regulations.  In the ordinary course of business, we enter into operating lease commitments, purchase commitments and other contractual obligations.  These transactions are recognized in our financial statements in accordance with generally accepted accounting principles in the United States.

Inflation

We believe that inflation has not had a material effect on our operations to date.

Item 8. Financial Statements and Supplementary Data

The financial statements and supplementary data are included herein under Item 6 and in the Consolidated Financial Statements and related notes thereto.  See Item 15 of this Form 10-K.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Changes in Registrant’s Certifying Accountant.

Before December 5, 2008, the Company (formerly as Bio X Cell, Inc.) had no reporting obligations under the Securities Exchange Act of 1934, as amended (the “1934 Act”).  On December 5, 2008, Bio X Cell entered into a Share Exchange and reverse merger with Emy’s Salsa Aji Distribution Co. Inc. with reporting obligations under the 1934 Act, with the Company as the surviving entity.  Thereafter,  the Company assumed Emy's reporting obligations to the Securities and Exchange Commission under the 1934 Act.  On December 5, 2008, the Company dismissed Berman & Company, P.A. (“Berman & Co.”) as its independent auditor.  The decision to change independent accountants was approved by the Board of Directors of the Company.

In connection with the dismissal of Berman & Co., the Company engaged Webb & Company, P.A. (“Webb & Co.”), a Florida based accounting firm, as its independent registered public accounting firm on December 5, 2008.  On February 23, 2009, the Company terminated  Webb & Co. as the Company’s auditors, which dismissal was approved by the Board of Directors.  The Board of Directors also ratified the Company’s selection of RBSM, LLP (“RBSM”), a certified accounting firm, as the Company's new independent registered public accounting firm for the fiscal year ending December 31, 2008.  The Company formally retained RBSM pursuant to an engagement letter dated March 2, 2009.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “ SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

The Company’s management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2008.  Based upon that evaluation and the identification of the material weakness in the Company’s internal control over financial reporting as described below under “Management’s Report on Internal Control over Financial Reporting,” the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective as of the end of the period covered by this report.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company. Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2008 based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that, as of December 31, 2008, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

To mitigate the current limited resources and limited employees, we rely heavily on direct management oversight of transactions, along with the use of legal and accounting professionals. As we grow, we expect to increase our number of employees, which will enable us to implement adequate segregation of duties within the internal control framework.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the SEC that permit the company to provide only management's report in this annual report.

Limitations on Effectiveness of Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

Part III

Item 10.  Directors and Executive Officers of the Registrant

The Company’s Directors are elected annually by our stockholders at the annual meeting.  Each director holds his office until his successor is elected and qualified or his earlier resignation or removal.  INVO Bioscience's executive officers are elected annually by our Board of Directors.  Each executive officer holds his office until they resign, is removed by the Board, or their successor is elected and qualified.  Information regarding our executive officers is presented below.

NAME	AGE	POSITION
Ms. Kathleen Karloff	53	Director and Chief Executive Officer, Secretary

Dr. Claude Ranoux, MD	57	Director, President and Treasurer

Mr. Robert Bowdring	51	Chief Financial Officer

Kathleen Karloff, Chief Executive Officer, Secretary and Director

Ms. Karloff co-founded INVO Bioscience in January 2007.  Since this time, Kathleen has obtained ISO certification and the CE mark for the INVOcell device and has implemented manufacturing and distribution systems.  From 2000 through 2003, Kathleen was the Vice President of Operations for a start-up company Control Delivery Systems developing an intra-ocular drug therapy for Uveitus and Diabetic Macular Edema.  The Company was acquired by Psivida LTD.  From 2004 until September 2006, Kathleen was the Vice President of Operations for Medelle Corporation.  Prior to that, she has held various positions at Boston Scientific during 13 years of dynamic growth from 1983 to 1997 her last position being the Director of Manufacturing.  Since leaving Boston Scientific, she has been Vice President of Operations on start-up teams of three device/pharmaceutical companies.  Ms. Karloff earned her B.S. in microbiology from Montana State University and attended Northeastern University for MBA coursework.

Claude Ranoux, M.D., M.S., President, Treasurer and Director

Dr. Ranoux co-founded INVO Bioscience in January 2007.  He has more than 30 years of experience in the research and treatment of infertility; he is the inventor and developer of the INVO™ procedure and INVOcell device.  From 2000 through 2005, Dr. Ranoux was president of Medelle Corporation and worked on development of the INVOcell.  Dr. Ranoux has built and run 12 IVF centers worldwide and has established 12 reproductive centers worldwide.  Before founding INVO Bioscience and recruiting the highly experience management team, Dr. Ranoux had 6 years of experience in creating  and finding financing for a start-up company.  He has been scientific consultant for a new instrument (Immuno1) from Bayer Corporation.  During this collaboration, the North West area became the first area for the sales of the instrument 2 years in a row. Dr. Ranoux was the founder of several non-profit organizations and foreign trade advisor in the New England area.  Dr. Ranoux earned his M.D. and his M.S. in Reproductive Biology from the Medical University of Paris (V & XI) where he was an Associate Professor.  Dr. Ranoux has served as a scientific consultant for eight other centers and is   the author of numerous scientific publications as first author.  He has given numerous invited lectures, conferences and workshops and is the author of five medical and scientific theses and mentor for several others.  He is co-author of six scientific and medical films.  He received a prize for the one of the best scientific presentation at the Fifth World Congress in IVF, in Norfolk, VA, and is the recipient of several other awards.  Dr. Ranoux is the main inventor in six international patents.

Robert J. Bowdring, Chief Financial Officer

Mr. Bowdring joined the Company as its Corporate Controller in October 2008.  In January 2009, the Company appointed Mr. Bowdring as its Chief Financial Officer.  From April 2003 to August 2008, Mr. Bowdring served as Vice President of Finance and Administration for Cyphermint, Inc., a software development firm.  For the fourteen prior years, he was the Controller and Vice President of Lifeline Systems Inc., a public manufacturing and service company (NASDAQ: LIFE) in the personal emergency response market.  Mr. Bowdring has a strong history in senior financial management with more than 25 years experience serving in capacities such as chief financial officer, vice president of finance and controller.  Rob has been in both public and private manufacturing and service companies during his career.  Mr. Bowdring has a Bachelors degree in Accounting from the University of Massachusetts in Amherst.

Code of Ethics

We currently do not have a code of ethics that applies to our officers, employees and directors, including our Chief Executive Officer and senior executives, however, we intend to adopt one in the near future.

Cumulative voting is not provided for in our articles of incorporation or any amendments thereto, which means that the majority of the shares voted can elect all of the directors then standing for election.  The Common Stock is not entitled to preemptive rights and is not subject to conversion or redemption.  Upon the occurrence of a liquidation, dissolution or winding-up, the holders of shares of Common Stock are entitled to share ratably in all assets remaining after payment of liabilities and satisfaction of preferential rights of any outstanding preferred stock.  There are no sinking fund provisions applicable to the Common Stock.

Item 11.  Executive Compensation

Summary Compensation Table

The following Summary Compensation Table sets forth, for the years indicated, all cash compensation paid, distributed or accrued for services, including salary and bonus amounts, rendered in all capacities by the Company’s chief executive officer and president who received or was entitled to receive remuneration in excess of $100,000 during the stated periods.  As reflected below, none of our officers received cash compensation during fiscal 2007.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Award ($) (4)	Option Award ($)	Non-Equity Incentive Plan Compensation Earnings ($)	Non-Qualified Deferred Compensation Earnings ($)	All other Compensation ($)	Total ($)

Kathleen Karloff, CEO/Director (1)	2008	93,074	0	0	0	0	0	0	93,074
	2007	0	0	4,498	0	0	0	0	4,498

Claude Ranoux President/Director (2)	2008	91,974	0	0	0	0	0	0	91,974
	2007	0	0	19,731	0	0	0	0	19,731

Philip Warren (3) Former CEO	2008	43,980	0	0	0	0	0	0	43,980
	2007	0	0	2,761	0	0	0	0	2,761

(1)
Kathleen Karloff was elected as the chief executive officer, secretary and member of the Board of Directors of the Company effective upon the resignation of Andrew Uribe in connection with the acquisition of INVO Bioscience on December 5, 2008.  During 2007, Ms. Karloff received shares of Common Stock valued at $0.2857 per share for services rendered in 2007 and awarded in 2008.

(2)
Claude Ranoux was elected as the president, treasurer and member of the Board of Directors effective upon the resignation of Andrew Uribe, in connection with the acquisition of INVO Bioscience on December 5, 2008.  During 2007, Dr. Ranoux received shares of Common Stock valued at $0.2857 per share for services rendered in 2007 and awarded in 2008.

(3)
Philip Warren served as the Chief Executive Officer of INVO Bioscience from May 2007 to September 2008.  During 2007, Mr. Warren received shares of Common Stock valued at $0.2857 per share for services rendered in 2007 and awarded in 2008.

(4)
The dollar value reported was based upon a per share price of $0.2857.  The per share price was determined in accordance with the relevant facts of BioXcell in February 2008.  BioXcell was a start-up company, in a pre-revenue stage and without any third-party investment.

Compensation of Directors

None.

Stock Option Grants

Since January 1, 2008, the Company has signed agreements for officers, executives and service providers of the Company.   As of December 31, 2008, a total of 303,500 shares of Common Stock and three year vesting options to purchase an additional 500,000 (including 461,000 of employee incentive stock options) of the Company’s Common Stock were agreed to be issued, the price will be determined on date of grant.  As of December 31, 2008, the Company has not issued the committed shares and has recorded an accrued liability of $313,500.  As of December 31, 2008, the Company has not obtained shareholder approval for the equity compensation plan and has not deemed the 500,000 options as granted until the plan is approved.

Employment Contracts

Kathleen Karloff, chief executive officer, secretary and member of the Board of Directors, has executed an employment agreement with INVO Bioscience effective as of February 1, 2008.  The agreement provides for an annual salary of $175,000 and health and life insurance and retirement plan along with the reimbursement of expenses.  In the event that Ms. Karloff’s employment is terminated other than for good cause (as defined in the employment agreement), she will receive her salary and full medical benefits for twelve (12) months thereafter.  Kathleen Karloff voluntarily agreed to a salary reduction from February 1, 2008 through September 1, 2008 to $101,061 per year, however, that reduction is no longer in effect.

Dr. Claude Ranoux, president, Treasurer and member of the Board of Directors, has executed an employment agreement with INVO Bioscience effective as of February 1, 2008.  The agreement provides for an annual salary of $175,000 and health and life insurance and retirement plan along with the reimbursement of expenses.  In the event that Dr. Ranoux’s employment is terminated other than for good cause (as defined in the employment agreement), he will receive his salary and full medical benefits for twelve (12) months thereafter.  Claude Ranoux voluntarily agreed to a salary reduction from February 1, 2008 through September 1, 2008 to $86,478 per year, however, that reduction is no longer in effect.

Robert Bowdring, chief financial officer, has executed an employment agreement with INVO Bioscience effective as of October 27, 2008.  The agreement provides for an annual salary of $135,000 and health and life insurance and retirement plan along with the reimbursement of expenses.  In the event that Mr. Bowdring’s employment is terminated other than for cause (as defined in the employment agreement), he will receive a severance package of two months of salary and full medical benefits per service year.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the names and beneficial ownership of the 53,703,333 shares of our Common Stock as of April 13, 2009, by each of our directors, all of our directors and executives as a group, and to the best of our knowledge, all holders of 5% or more of the issued and outstanding shares of the Company’s voting stock.  Unless otherwise noted, the address of all of the individuals and entities named below is care of INVO Bioscience, Inc., 100 Cummings Center, Suite 421E, Beverly, Massachusetts 01915:

Name and Address of Beneficial Owner (1)	Nature of Security	Number of Shares	Percentage of Common Stock

Directors and Officers:

Kathleen Karloff	Common Stock	5,862,159	10.92%

Claude Ranoux	Common Stock	25,501,473	47.49%

All directors and executive officers as a group (2 persons)		31,363,632	58.40%

Other 5% or more Shareholders:

Phillip Warren	Common Stock	3,570,778	6.65%

Christopher Esposito (2)	Common Stock	6,896,200	12.84%

(1)
Beneficial ownership is determined in accordance with Rule 13d-3(a) of the Securities Exchange Act of 1934 and generally includes voting or investment power with respect to securities.  Except as indicated by footnotes and subject to community property laws, where applicable, the person named above has sole voting and investment power with respect to all shares of the Common Stock shown as beneficially owned by him or her.

(2)	Christopher Esposito has sole or shared decision-making power over the following: Christopher Esposito (4,796,200), Donna Esposito (100,000) and Lionshare Venture Holdings LLC (2,000,000)

Changes in Control

There are no present arrangements or pledges of the Company’s securities, which may result in a change in control of the Company.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Conflicts of Interest

Certain potential conflicts of interest are inherent in the relationships between our officers and directors, and us.  From time to time, one or more of our affiliates may form or hold an ownership interest in and/or manage other businesses both related and unrelated to the type of business that we own and operate.  These persons expect to continue to form, hold an ownership interest in and/or manage additional other businesses which may compete with ours with respect to operations, including financing and marketing, management time and services and potential customers.  These activities may give rise to conflicts between or among the interests of us and other businesses with which our affiliates are associated.  Our affiliates are in no way prohibited from undertaking such activities, and neither our shareholders nor we will have any right to require participation in such other activities.

Further, because we intend to transact business with some of our officers, directors and affiliates, as well as with firms in which some of our officers, directors or affiliates have a material interest, potential conflicts may arise between the respective interests of us and these related persons or entities.  We believe that such transactions will be effected on terms at least as favorable to us as those available from unrelated third parties.

With respect to transactions involving real or apparent conflicts of interest, we intend to require that: (i) the fact of the relationship or interest giving rise to the potential conflict be disclosed or known to the directors who authorize or approve the transaction prior to such authorization or approval, (ii) the transaction be approved by a majority of our disinterested outside directors, and (iii) the transaction be fair and reasonable to us at the time it is authorized or approved by our directors.

Directors’ and Officers’ Liability Insurance

We have an insurance policy to insure directors and officers against certain liabilities.

Item 14.  Principal Accountant Fees and Services

Effective March 2, 2009,  our independent registered public accounting firm is RBSM LLP.  Our independent registered public accounting firm was Webb & Company, P.A. for 2007.    Set forth below are the fees and expenses invoiced by Webb & Company, P.C. for the following services provided to us in 2008 and 2007, respectively. The following table summarizes the approximate aggregate fees billed to us or expected to be billed to us by our independent auditors for our 2008 and 2007 fiscal years:

	Fiscal Year Ended	Fiscal Year Ended
	December 31, 2008	December 31, 2007
Audit Fees	$25,000	$-
Audit Related fees	$-	$-
Tax Fees	$1,600	$-
All Other Fees	$-	$-

As of December 31, 2008, the Company did not have a formal documented pre-approval policy for the fees of the independent registered public accounting firm.  The percentage of hours expended on the independent registered public accounting firm engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the independent registered public accounting firm's full-time, permanent employees was approximately 0%.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Financial Statements

The following are filed as a part of this report:

1. Financial Statements

Page

Reports of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets as of December 31, 2008 and 2007	F-3

Consolidated Statements of Operations for the Years Ended December 31, 2008 and for the period January 5, 2007 (Inception) to December 31, 2007 and for the period from January 5, 2007 (Inception) through December 31, 2008
F-4

Consolidated Statement of Changes in Shareholders’ Deficit for the Period from January 5, 2007 (Inception) through December 31, 2008	F-5

Consolidated Statements of Cash Flows for the Years Ended December 31, 2008 and and for the period January 5, 2007 (Inception) to December 31, 2007 and for the period from January 5, 2007 (Inception) through December 31, 2008
F-6

Notes to Consolidated Financial Statements	F-7

2. Financial Statement Schedules

Information required by Schedule II is shown in the Notes to Consolidated Financial Statements.  All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(b)	Exhibits

The Exhibits filed as part of this Annual Report on Form 10-K are listed on the Exhibit Index following the audit report to this Annual Report on Form 10-K and are incorporated herein by reference.

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
INVO Bioscience, Inc.
Beverly, MA

We have audited the accompanying consolidated balance sheet of INVO Bioscience, Inc. (“the Company”) ,  a development stage company, as of December 31, 2008, and the related consolidated statements of losses,  stockholders' deficiency, and cash flows for the year ended December 31, 2008 and the period January 5, 2007 (date of inception) through December 31, 2008.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on the financial statements based upon our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States of America).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Invo Bioscience, Inc. a development stage company, at December 31, 2008 and the results of its operations and its cash flows for the year ended December 31, 2008 and for the period January 5, 2007 (date of inception) through December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2, the Company has a generated negative cash outflows from operating activities, experienced recurring net operating losses, and is dependent on securing additional equity and debt financing to support its business efforts.  These factors raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regards to this matter are described in Note 2.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ RBSM LLP
RBSM LLP
New York, New York April 15, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
BioXcell, Inc.

We have audited the accompanying balance sheet of BioXcell, Inc. (A Development Stage Company) as of December 31, 2007, and the related statements of operations, changes in stockholders’ equity and cash flows for the period January 5, 2007 (Inception) to December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of BioXcell, Inc. (A Development Stage Company) as of December 31, 2007 and the results of its operations and its cash flows for the period January 5, 2007 (Inception) to December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is in the development stage with no operations and has a net loss of $214,089, stockholders’ deficiency of $100,926, and cash used in operations of $116,041 for the period from January 5, 2007 (inception) to December 31, 2007.  This raises substantial doubt about its ability to continue as a going concern.  These factors raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WEBB & COMPANY, P.A.
Certified Public Accountants

Boynton Beach, Florida

November 6, 2008, except for Note 8, to which the date is December 10, 2008

INVO Bioscience, Inc.
(A DEVELOPMENT STAGE COMPANY)
Consolidated Balance Sheets

Assets
	December 31,	December 31,
	2008	2007

Current Assets:
Cash	$15,716	$-
Accounts receivable	34,195
Other receivable	7,500
Inventory	70,722	-
Prepaid expenses	73,785	3,349
Total current assets	201,918	3,349

Property and equipment, net	41,245	-

Other Assets:
Deferred financing costs, net	-	9,153
Capitalized patents, net	68,392	43,270
Total other assets	68,392	52,423

Total assets	$311,555	$55,772

Liabilities and Stockholders' Deficiency

Current Liabilities:
Accounts payable	$226,861	$10,351
Accrued expenses	614,799	3,581
Line of credit	50,000	49,221
Total current liabilities	891,660	63,153

Long Term Liabilities:
Note payable- related party	96,462	93,545
Total long term liabilities	96,462	93,545

Total liabilities	988,122	156,698

Commitments and Contingencies
Stockholders' Deficiency:
Preferred Stock, $.0001 par value; 100,000,000 shares authorized; No shares issued and outstanding as of December 31, 2008 and 2007	-	-
Common Stock, $.0001 par value; 200,000,000 shares authorized; 53,620,000 and 24,991,379 issued and outstanding as of December 31, 2008 and 2007, respectively.	5,362	2,499
Additional paid-in capital	1,855,565	110,664
Stock subscription receivable	(450,000)	-
Accumulated deficit during the development stage	(2,087,494)	(214,089)
Total stockholders' deficiency	(676,567)	(100,926)

Total liabilities and stockholders' deficiency	$311,555	$55,772

The accompanying notes are an integral part of these consolidated financial statements.

INVO Bioscience, Inc.
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statements of Losses

	Year	From January 5, 2007	From January 5, 2007
	Ended	(Inception) to	(Inception) to
	December 31, 2008	December 31, 2007	December 31, 2008

Revenue:
Product Revenue	$37,995	$-	$37,995
Cost of Goods Sold:
Product Costs	10,088		10,088

Gross Margin:	27,907		27,907

Operating Expenses:
Research and development	51,761	33,350	85,111
Selling, general and administrative	1,837,606	177,170	2,014,776
Total Operating Expenses	1,889,367	210,520	2,099,887

Loss from operations	(1,861,460)	(210,520)	(2,071,980)

Other Expenses:
Interest expense	11,945	3,569	15,514
Total other expenses	11,945	3,569	15,514

Loss before income taxes	(1,873,405)	(214,089)	(2,087,494)

Provisions for income taxes	-	-	-

Net Loss	$(1,873,405)	$(214,089)	$(2,087,494)

Basic and diluted net loss per weighted average shares of common stock	$(0.05)	$(0.01)	$(0.07)
Basic and diluted Weighted average number of shares of common stock	36,691,176	24,649,031	30,841,278

The accompanying notes are an integral part of these consolidated financial statements.

INVO Bioscience, Inc.
Consolidated Statement of Stockholders' Deficiency
For the Period January 5, 2007 (Date of Inception) to December 31, 2008

	Common Stock
	Shares	Amount	Additional Paid in Capital	Subscription Receivable	Accumulated Deficit during Development Stage	Total

Stock issuance to founder in January 2007	24,991,379	$2,499	$17,501		-	$20,000

In Kind contribution of services in December 2007	-	-	90,865		-	90,865

In Kind contribution of interest in December 2007	-	-	2,298		-	2,298

Net Loss for the period January 5, 2007 (Inception)to December 31, 2007	-	-	-		$(214,089)	(214,089)

Balance, December 31, 2007	24,991,379	$2,499	$110,664		$(214,089)	$(100,926)

Common stock issued for services in March 2008	10,728,442	1,073	11,978		-	13,051

Common stock issued for cash in April 2008	312,392	31	31,969		-	32,000

Common stock issued for cash in May 2008	365,588	37	54,963		-	55,000

Common stock issued for cash in June 2008	431,994	43	64,957		-	65,000

Common stock issued for cash in July 2008	399,148	40	59,960		-	60,000

Common stock issued for cash in August 2008	365,588	37	54,963		-	55,000

Common stock issued for cash in September 2008	1,136,751	114	174,886		-	175,000

In Kind Contribution of services in September 2008	-	-	160,821		-	160,821

In Kind Contribution of interest in September 2008	-	-	3,690		-	3,690

Common stock issued for cash in October 2008	1,118,186	112	199,826		-	199,938

Common stock issued for services in November 2008	265,623	27	40,029		-	40,056

Forfeited common stock for services not fully rendered during 2008	(2,239,585)	(224)	(1,568)		-	(1,792)

Common stock issued for cash in November 2008	431,994	43	64,957		-	65,000

Common stock issued to Registrant’s shareholders in December 2008	14,937,500	1,494	448,506	(450,000)	-	-

Common stock issued for Cash in December 2008	375,000	38	374,962		-	375,000

Net Loss, for the year ended December 31, 2008	-	-	-	-	$(1,873,405)	(1,873,405)

Balance, December 31, 2008	53,620,000	$5,362	$1,855,565	$(450,000)	$(2,087,494)	$(676,567)

The accompanying notes are an integral part of these consolidated financial statements.

INVO Bioscience, Inc
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statements of Cash Flows

	For the Year Ended	From January 5, 2007	From January 5, 2007
	December 31, 2008	(Inception) to December 31, 2007	(Inception) to December 31, 2008

Net Loss	$(1,873,405)	$(214,089)	$(2,087,494)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash stock compensation issued for services	51,585	-	51,585
In kind contribution to employees	160,821	90,865	251,686
In kind interest on loan payable- related party	3,690	2,298	5,988
Depreciation and amortization	7,509	6,152	13,661
Changes in operating assets and liabilities:
Receivables	(41,695)	-	(41,695)
Inventories	(70,721)	-	(70,721)
Prepaid expenses and other current assets	(70,436)	(15,199)	(85,635)
Accounts payable	216,240	10,351	226,591
Other accrued expenses	549,784	3,581	553,365
Net cash used in operating activities	(1,066,629)	(116,041)	(1,182,670)

Cash flows from investing activities:
Purchase of property and equipment	(42,858)	-	(42,858)
Purchase of intangible assets	(31,017)	(46,725)	(77,742)
Net cash used in investing activities	(73,875)	(46,725)	(120,600)

Cash flows from financing activities:
Proceeds from demand note payable	779	49,221	50,000
Proceeds from loan payable- insurance	70,587	-	70,587
Proceeds from loan payable- related party	9,344	93,545	102,889
Repayment of loan payable- related party	(6,428)	-	(6,248)
Proceeds from the issuance of common stock	1,081,938	20,000	1,101,938
Net cash provided by financing activities	1,156,221	162,766	1,318,986

Net increase in cash and cash equivalents	15,716	-	15,716

Cash and cash equivalents at beginning of period	-	-	-

Cash and cash equivalents at end of period	15,716	-	15,716

Supplemental disclosure of non-cash financing activity:
Cash paid for interest	8,255	1,243	9,498
Cash paid for taxes	-	-	-

The accompanying notes are an integral part of these consolidated financial statements.

INVO BIOSCIENCE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
as of DECEMBER 31, 2008 and DECEMBER 31, 2007

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) General

INVO Bioscience, Inc. (“the Company”) intends to commercialize its proven and patented technology that will revolutionize the treatment of infertility.  The Company’s device, the INVOcell and the INVO procedure are designed to be simple for the patient and the clinician, less expensive and simpler to perform than conventional in vitro fertilization.  The simplicity of INVO means that it may be performed in a physician’s practice and therefore it will be available in many more locations than conventional IVF.  INVO also allows conception and embryo development to take place inside the woman's body; an attractive feature for most women.

We are a development stage company, as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7.  The Company’s Activities during the development stage include developing the business plan, seeking regulatory clearance in the European Union and the United States and raising capital.

Through December 31, 2008, we have generated minimal sales revenues, have incurred significant expenses and have sustained losses.  Consequently, our operations are subject to all the risks inherent in the establishment of a new business enterprise.

In May 2008, the Company received notice that the INVOcell product meets all the essential requirements of the relevant European Directive(s), and received CE Marking.  The CE marking (also known as CE mark) is a mandatory conformity mark on many products placed on the single market in the European Economic Area (EEA).  The CE marking (an acronym for the French “Conformité Européenne”) certifies that a product has met EU health, safety and environmental requirements, which ensure consumer safety.

With CE Marking, the Company now has the ability and necessary regulatory authority to distribute its product in the European Economic Area (Includes: The European Union, Canada, Australia, New Zealand, and most parts of the Middle East).  The Company has sold 785 units of INVOcell to date.

(B) Basis of Presentation (Reverse Merger and Corporate Structure)

On December 5, 2008, the Company completed a merger transaction with Emy’s Salsa Aji Distribution Company, Inc. (“Emy’s”) an inactive publicly registered shell corporation with no significant assets or operations.  Emy’s was incorporated on July 11, 2005, under the laws of the State of Nevada under the name Certiorari Corp.  In connection with the reverse merger, INVO Bioscience became our wholly-owned subsidiary and the INVO Bioscience Shareholders acquired control of Emy’s.

For accounting purposes, the Company accounted for the transaction as a recapitalization and the Company is the surviving entity.  In connection with the reverse merger, 14,937,500 shares were retained by Emy’s shareholders.

Effective with the Agreement, all previously outstanding shares of common owned by the Company's shareholders were exchanged for an aggregate of 38,307,500 shares of Emy’s common stock.

Effective with the Agreement, Emys changed its name to INVO Bioscience Inc.

All references to Common Stock, share and per share amounts have been retroactively restated to reflect the exchange ratio of 357.0197 shares of INVO Bioscience Common Stock for 1 shares of the acquirer's Common Stock outstanding immediately prior to the merger as if the exchange had taken place as of the beginning of the earliest period presented.

The accompanying financial statements present the historical financial condition, results of operations and cash flows of the Company prior to the merger with Emys.

The accompanying consolidated financial statements present on a consolidated basis the accounts of the Company and its wholly owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.

INVO BIOSCIENCE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
as of DECEMBER 31, 2008 and DECEMBER 31, 2007

(C) Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period.  Actual results could differ from those estimates.

(D) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.  As of December 31, 2008 and 2007, the Company had $15,716 and $0 cash equivalents respectively.

(E) Inventory

Inventories consist of finished products and are stated at the lower of cost or market; using the first-in, first-out (FIFO) method as a cost flow convention.

(F) Property and Equipment

The Company records property and equipment at cost.  Depreciation and amortization are provided using the straight-line method over the estimated economic lives of the assets, which are from 3 to 7 years.  The Company capitalizes the expenditures for major renewals and improvements that extend the useful lives of property and equipment.  Expenditures for maintenance and repairs are charged to expense as incurred.  The Company reviews the carrying value of long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of long-lived assets is measured by a comparison of its carrying amount to the undiscounted cash flows that the asset or asset group is expected to generate.  If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the property, if any, exceeds its fair market value.

(G) Stock Based Compensation

The Company accounts for stock-based compensation under the provisions of SFAS 123R, Share-Based Payment (“SFAS 123R”).  This statement requires the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.  That cost is recognized over the period in which the employee is required to provide service in exchange for the award, which is usually the vesting period.

(H) Loss Per Share

We use SFAS No. 128, “Earnings Per Share” for calculating the basic and diluted loss per share.  We compute basic loss per share by dividing net loss and net loss attributable to common shareholders by the weighted average number of common shares outstanding.  Common equivalent shares are excluded from the computation of net loss per share if their effect is anti-dilutive.  There were 120,000 common share equivalents at December 31, 2008 and none at December 31, 2007.  For the year ended December 31, 2008, these potential shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

INVO BIOSCIENCE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
as of DECEMBER 31, 2008 and DECEMBER 31, 2007

(I) Identifiable Intangible Assets

Intangible assets are stated at cost net of accumulated amortization and impairment.  During the period December 31, 2008, the Company purchased $31,000 of additional patents that establish and protect its proprietary technology and product in several countries.  The Company intends to amortize these costs over the useful life of the patents.

(J) Fair Value of Financial Instruments

SFAS No. 107, “Disclosures About Fair Value of Financial Instruments,” requires disclosure of the fair value of certain financial instruments.  The carrying value of cash and cash equivalents, accounts payable and borrowings, as reflected in the balance sheets, approximate fair value because of the short-term maturity of these instruments.

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157), which provides a framework for measuring fair value under GAAP.  SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  SFAS 157 requires that valuation techniques maximize the use of observable inputs and minimize the use of unobservable inputs.

(K) Income Taxes

The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”).  Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

In July 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 clarifies the recognition threshold and measurement of a tax position taken on a tax return.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  FIN 48 also requires expanded disclosure with respect to the uncertainty in income taxes.

(L) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(M) Concentration of Credit Risk

The Company at times has cash in banks in excess of FDIC insurance limits.  The Company had no amounts in excess of FDIC insurance limits as of December 31, 2008 and December 31, 2007.

(N) Revenue Recognition

The Company will recognize revenue on arrangements in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” and No. 104, “Revenue Recognition”.  In all cases, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.

INVO BIOSCIENCE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
as of DECEMBER 31, 2008 and DECEMBER 31, 2007

(O) Long- Lived Assets

Long-lived assets and certain identifiable assets related to those assets are periodically reviewed for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable.  If the non-discounted future cash flows of the enterprise are less than their carrying amount, their carrying amounts are reduced to the fair value and an impairment loss recognized.  There was no impairment recorded from January 5, 2007 (inception) to December 31, 2008.

(P) Research and Development

The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 2 (“SFAS 2”), “Accounting for Research and Development Costs.”  Research and development costs include expenses incurred by the Company for research, design and development of our proprietary technology and are charged to operations as incurred.  Accordingly, internal research and development costs are expensed as incurred.  Total expenditures on research and product development for 2008 and 2007 were approximately $52,000 and $33,000 respectively.

 (Q) Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.”  This statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require; the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.   SFAS No. 160 affects those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary.  SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Early adoption is prohibited.  The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161).  This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance and cash flows.  SFAS 161 applies to all derivative instruments within the scope of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments.  Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures.  SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted.  We are currently evaluating the disclosure implications of this statement.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  SFAS No. 162 identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in preparation of financial statements that are presented in conformity with GAAP.  The current GAAP hierarchy has been criticized because it is directed to the auditor rather than the entity, it is complex, and it ranks FASB Statements of Financial Accounting Concepts, which are subject to the same level of due process as FASB Statements of Financial Accounting Standards, below industry practices that are widely recognized as generally accepted but that are not subject to due process.  The Board believes the GAAP hierarchy should be directed to entities because it is the entity (not its auditors) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.  SFAS 162 is effective 60 days following the SEC’s approval of PCAOB Auditing Standard No. 6, Evaluating Consistency of Financial Statements (AS/6).  The adoption of FASB 162 is not expected to have a material impact on the Company’s financial position.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60.”  Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises.  This results in inconsistencies in the recognition and measurement of claim liabilities.  This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation.  This Statement requires expanded disclosures about financial guarantee insurance contracts.  SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods for those fiscal years.  The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements.  The adoption of FASB 163 is not expected to have a material impact on the Company’s financial position.

INVO BIOSCIENCE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
as of DECEMBER 31, 2008 and DECEMBER 31, 2007

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.”  The Company is required to adopt FSP 142-3 on January 1, 2009.  The guidance in FSP 142-3 for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after adoption, and the disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, adoption.  The Company is currently evaluating the impact of FSP 142-3 on its consolidated financial position, results of operations or cash flows.

In May 2008, the FASB issued FSP Accounting Principles Board (“APB”) 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”).  FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer's non-convertible debt borrowing rate.  FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis.  The Company is currently evaluating the potential impact, if any, of the adoption of FSP APB 14-1 on its consolidated financial position, results of operations or cash flows.

In June 2008, the FASB issued Emerging Issues Task Force No. 07-5 (EITF 07-5), Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock.  EITF 07-5 requires entities to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock by assessing the instrument’s contingent exercise provisions and settlement provisions.  Instruments not indexed to their own stock fail to meet the scope exception of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, paragraph 11(a), and should be classified as a liability and marked-to-market.  The statement is effective for fiscal years beginning after December 15, 2008 and is to be applied to outstanding instruments upon adoption with the cumulative effect of the change in accounting principle recognized as an adjustment to the opening balance of retained earnings.  The Company is assessing the impact of this EITF for the year ended December 31, 2009.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company's present or future consolidated financial statements.

NOTE 2	GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company is in the development stage and has just commenced operations in December 2008, has a net loss of $1,873,000 a working capital deficiency of $690,000, a stockholder deficiency of $677,000 and cash used in operations of $1,067,000 for the year ended December 31, 2008.  This raises substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.

NOTE 3	INVENTORY

As of December 31, 2008 and 2007, the Company recorded the following inventory balances:

	December 31, 2008	December 31, 2007
Raw Materials	$-	$-
Work in Process	55,466	-
Finished Goods	15,257	-
Total Inventory	$70,722	$-

INVO BIOSCIENCE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
as of DECEMBER 31, 2008 and 2007

NOTE 4	PROPERTY AND EQUIPMENT

The estimated useful lives and accumulated depreciation for furniture, equipment and software are as follows:

Estimated Useful Life
Molds	3 to 7 years
Computers and Software	3 to 5 years

	December 31, 2008	December 31, 2007
Manufacturing Equipment- Molds	$35,263	$-
Less: Accumulated Depreciation	980
Network/IT Equipment	7,595	-
Less: Accumulated Depreciation	633
	$41,245	$-

During the periods December 31, 2008 and 2007, the Company recorded $1,613 and $0 in depreciation expense, respectively.

NOTE 5	PATENTS

As of December 31, 2008 and 2007, the Company recorded the following patent costs:

	December 31, 2008	December 31, 2007
Total Patents	$77,743	$46,725

ACCUMULATED AMORTIZATION	(9,351)	(3,455)

Patent costs, net	$68,392	$43,270

During the periods December 31, 2008 and 2007, the Company recorded $ 5,896 and $3,455, respectively in amortization expenses.

NOTE 6	WORKING LINE OF CREDIT

At December 31, 2008, the Company had a $50,000 working capital line of credit with Century Bank, interest payable monthly 0.24% above the bank’s prime lending rate on 12/31/08 the rate was 3.79%, maturing May 31, 2010.  At December 31, 2008 and 2007, the balance outstanding on the line of credit was $50,000 and $49,221, respectively.

NOTE 7	NOTE PAYABLE AND OTHER RELATED PARTY TRANSACTIONS

On September 18, 2008, the Company entered into a related party transaction with Dr. Claude Ranoux.  Dr. Ranoux is the President, Director and Chief Scientific Officer of the Company.  Dr. Ranoux had loaned funds to the Company to sustain its operations since January 5, 2007 (inception).  Ranoux’s total cumulative investment at December 31, 2008 is $96,462 (“the Principal Amount”) in INVO Bioscience.  On December 1, 2008, Dr. Ranoux executed a letter agreement with the Company to amend the Promissory Note to allow conversion into shares of Emy’s Common Stock following the Closing.  On March 26, 2009, the Company and Dr Ranoux agreed to re-write the agreement to a non-convertible note payable bearing interest at 5% per annum and extended the repayment date to March 31, 2010. The Company and Dr. Ranoux can jointly decide to repay the loan earlier without prepayment penalties.

For the years ended December 31, 2008 and 2007, the Company charged an in-kind contribution related to interest expense totaling $3,690 and $2,298, respectively.

INVO BIOSCIENCE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
as of DECEMBER 31, 2008 and 2007

NOTE 8	STOCKHOLDERS’ EQUITY

For the period from January 5, 2007 (inception) through December 31, 2007, BioXcell (INVO Bioscience) issued 70,000 shares of common stock for $20,000, at $.2857/share. This was retroactively restated to 24,991,379 shares due to the reverse merger on December 29, 2008.

On December 29, 2008, the Company filed an amended and restated articles of incorporation with the Secretary of State of Nevada.  The Company’s authorized capital stock was changed from 75,000,000 shares, all of which were shares of Common Stock, par value $.0001 per share, to authorized Common Stock of 200,000,000 shares, par value $.0001, and 100,000,000 newly created shares of undesignated preferred stock, par value $.0001.

On November 7, 2008, Emy’s Board of Directors approved a 5-1 forward stock split (the “Forward Split”) of our Common Stock with a record date of November 10, 2008 for the Company’s issued and outstanding shares and not its authorized shares.  The Forward Split was payable on November 12, 2008.  Emys had 12,387,500 shares outstanding prior to the Forward Split and 61,937,500 shares outstanding thereafter.

The Company had 61,937,500 shares issued and outstanding immediately prior to the Share Exchange.  Our charter does not authorize any shares of preferred stock.  Pursuant to the Share Exchange Agreement, certain shareholders of Emy’s agreed to cancel 47,000,000 shares of Emy’s Common Stock and Emys agreed to issue 38,307,500 newly-issued shares of Common Stock to INVO Bioscience shareholders.  As of December 5, 2008 and immediately after Closing, an aggregate of 53,245,000 shares of Common Stock were outstanding, including shares issued pursuant to the Closing.

After the consummation of the transaction contemplated by the Share Exchange Agreement, on the day of the Closing, we entered into the Securities Purchase Agreement with the investors pursuant to which, the investors contributed $375,000 in exchange for 375,000 shares of our Common Stock at a price of $1.00 per share.  The investors have piggyback registration rights that permit them to register their Common Stock on any registration statement filed by the Company.

During the period from January 1, 2008 through November 30, 2008, the Company issued an aggregate of 4,561,641 shares of Common Stock for cash totaling $706,938 for share prices ranging from $0.15 to $1.50.

In March 2008, the Company issued an aggregate of 8,488,857 shares of Common Stock (net of forfeitures) for services rendered totaling $11,259.  In November 2008, the Company issued an aggregate of 265,623 shares of Common Stock for services rendered totaling $40,056.

Since January 1, 2008, the Company has signed agreements for officers, executives and service providers of the Company.   As of December 31, 2008, a total of 303,500 shares of Common Stock and options to purchase an additional 500,000 (including 461,000 of employee incentive stock options) of the Company’s Common Stock were agreed to be issued.  As of December 31, 2008, the Company has not issued the committed shares and has recorded an accrued liability of $313,500.  As of December 31, 2008, the Company has not obtained shareholder approval for the employee incentive stock option plan and has not deemed the 500,000 options as granted until the plan is approved.

During the years ended December 31, 2008 and 2007, the Company recorded related party contributed services and interest of $164,511 and $93,163, respectively.

Non-Statutory Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s Common Stock issued.  These options were granted in lieu of cash compensation for services performed.

	Options Outstanding		Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Number Exercisable	Weighted Average Exercise Price
$1.00	140,000	2.9	$-	$-

INVO BIOSCIENCE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
as of DECEMBER 31, 2008 and 2007

Transactions involving warrants are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at January 5, 2007	-	$-
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding at December 31, 2007	-	$-
Granted	140,000	1.00
Exercised	-	-
Canceled or expired	-	-
Outstanding at December 31, 2008	140,000	$1.00

Aggregate intrinsic value of options outstanding and exercisable at December 31, 2008 was $630,000.  Aggregate intrinsic value represents the difference between the Company's closing stock price on the last trading day of the fiscal period, which was $5.50 as of December 31, 2008, and the exercise price multiplied by the number of options outstanding.  As of December 31, 2008, total unrecognized stock-based compensation expense related to stock options was $210,000.  During the year ended December 31, 2008, the Company did not charged to operations related to recognized stock-based compensation expense for the above stock options.

NOTE 9	INCOME TAXES

The Company has adopted Financial Accounting Standard number 109, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns.  Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant.

For income tax reporting purposes, the Company's aggregate unused net operating losses approximate $1,800,000, expire at various times through 2028, subject to limitations of Section 382 of the Internal Revenue Code, as amended.  The deferred tax asset related to the carry forward is approximately $540,000.  The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earning history of the Company, it is more likely than not that the benefits will not be realized.

NOTE 10	COMMITMENTS

A)	Operating Leases

On January 1, 2007, the Company entered into an operating lease (the “lease”) with Cummings Properties, LLC, to lease 3,294 square feet of general office space.  The lease commenced on January 1, 2007 and was automatically extended in October 2008 until December 31, 2010.  The Company agreed to pay a security deposit of $3,000 on January 1, 2007, which was repaid to the Company in equal $500 installments over the first six months of the lease.  The Company received no rent incentives or improvement allowances under this agreement.  The lease requires the Company to pay minimum lease payments of $2,000 per month for the duration of the lease.  The lease is subject to a cost of living increase equal to the Boston, MA Consumer Price Index at the beginning of each calendar year.  As of January 1, 2009, the Company’s lease payments under this agreement increased 3.53% to $2,070.60.

Fiscal Year                                           Minimum Future Lease Payments
    2009                                                                $24,847
    2010                                                                $24,847

INVO BIOSCIENCE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
as of DECEMBER 31, 2008 and 2007

B)	Consulting agreements

On October 22, 2007, the Company entered into a fee agreement with Business Growth Resources, LLC (“BGR”), 28 Aspenwood St., Suite 215, Simsbury, CT to assist the Company with raising operating capital.  The Company agreed to pay Business Growth Resources a retainer of $7,500 payable as follows: $2,500 upon execution of the agreement, and $2,500 every thirty days thereafter.  The Company also agreed to pay Business Growth Resources, LLC 5% of any investment proceeds that were introduced to the Company by BGR.  Because of BGR’s inability to introduce viable investment opportunities to the Company, the two parties separated the agreement on August 9, 2008.  The Company paid $5,000 for BGR’s efforts.

On December 5, 2008 in conjunction with the closing of the Securities Exchange Agreement the Company signed a term sheet with Lionshare Ventures LLC (“LSV”).  The terms of the agreement were such that LSV agreed to invest the balance of its original commitment to the Company dated May 19, 2008 in the amount of $450,000.  2,000,000 shares of Common Stock were escrowed until the money was funded to the Company.  As of today, LSV has delivered $200,000 and the Company released 1,000,000 of common shares from escrow.

C)	Anti-Dilution and Piggyback Registration Rights

On December 5, 2008, we entered into the Securities Purchase Agreement with the certain investors who have piggyback registration rights that permit them to register their Common Stock on any registration statement filed by the Company.  In addition, pursuant to certain anti-dilution rights granted under the Securities Purchase Agreement to the investors, the Company may be obligated to issue additional shares of its Common Stock to the investors in the event it issues Common Stock to future investors at a per share purchase price less than $1.00.  The number of additional shares to be issued in such event is equal to that number of shares that the investors would have acquired at such price had that price been offered at the time of their original investment, minus the number of shares acquired in their original investment.  Further, pursuant to the letter agreement, LSV and its managing member, Christopher Esposito, have agreed to forfeit to us, one share of our Common Stock for every two shares we would be required to issue up to the maximum of 562,5000 shares, which number of shares are being held in escrow by us until December 5, 2010.

D)	Employee Agreements

Since January 1, 2008, the Company has signed nine employee agreements for officers, executives and employees of the Company.  Three of these agreements were with the founders of the Company.

The remaining six of the agreements were executed with executives and staff of the Company.  These employees were issued common shares and options to purchase common shares of the Company.  Under the terms of these employee agreements, these shares only vest upon the completion of the Exchange Agreement and the implementation of the Company’s Employee Stock Plan.  The Exchange Agreement closed on December 5, 2008, the Company has yet to implement an Employee Stock Plan, it is planning to do so in the second quarter of 2009.  As of today, a total of 303,500 shares of Common Stock and options to purchase an additional 700,000 shares of the Company’s Common Stock have been promised but not issued.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 15, 2009.

INVO Bioscience, Inc.

Date: April 15, 2009	By:	/s/ Kathleen Karloff
Kathleen Karloff
Chief and Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 15, 2009

Signature	Capacity

/s/Kathleen Karloff Kathleen Karloff	Chief and Principal Executive Officer, Director

/s/ Dr. Claude Ranoux Dr. Claude Ranoux	President, Treasurer and Director

/s/Robert J. Bowdring Robert J. Bowdring	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/Dr. Claude Ranoux Dr. Claude Ranoux	Director

/s/Kathleen Karloff Kathleen Karloff	Director

EXHIBIT INDEX

Exhibit No.	Description
3.01	Articles of Incorporation(1) (3.1)
3.01	Restated Articles of Incorporation(2)
3.03	Bylaws(1) (3.2)
3.04	Share Exchange Agreement, dated December 5, 2008, by and among Emy’s, INVO Bioscience and INVO Bioscience Shareholders. (1) (2.1)
3.05	Securities Purchase Agreement dated December 5, 2008, between Emy’s and the investors named therein(1) (2.2)
10.01	Employment Agreement - President CR
10.02	Employment Agreement - Chief Executive Officer KK
10.03	Employment Agreement - Chief Financial Officer RB
10.04	Customer Distribution Agreement – Canada – MediTech First
10.05	Customer Distribution Agreement – Turkey – Gonagen
10.06	Customer Distribution Agreement – Peru – CRHL
31.01	Certification by Principal Executive Officer pursuant to Rule 13a-4(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.02	Certification by Chief Financial Officer pursuant to Rule 13a-4(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.00	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to our Form 8-K filed with the SEC on December 12, 2008.
(2)	Incorporated by reference to our Form 8-K filed with the SEC on December 29, 2008