Form 10-Q
period 2009-03-31
INVO Bioscience, Inc.
filed 2009-05-15
CIK 1417926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from                           to

Commission file number 333-147330

INVO Bioscience, Inc.
(Exact name of registrant as specified in its charter)

Nevada	20-4036208
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Cummings Center Suite 421E, Beverly, MA 01915
(Address of principal executive offices, including zip code)

 (978) 878-9505
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes  ❒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☒ Yes  ❒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ❒	Accelerated filer ❒
Non-accelerated filer ❒ (Do not check if a smaller reporting company)	Smaller reporting company ☒

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ❒ Yes  ☒ No

 Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
 Shares of common stock, par value $.0001 per share:  53,703,333 shares outstanding as of May 9, 2009.

INVO Bioscience, Inc.
FORM 10-Q
FOR THE QUARTER ENDED March 31, 2009

PART I.  FINANCIAL INFORMATION

ITEM I.  Financial Statements

INVO BIOSCIENCE, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2009 (unaudited)	December 31, 2008
Assets
Current Assets:
Cash	$9,751	$15,716
Accounts receivable	52,266	34,195
Other receivable	7,500	7,500
Inventory	74,749	70,722
Prepaid expenses	52,940	73,785
Total current assets	197,206	201,918

Property and equipment, net	39,143	41,245

Other Assets:
Capitalized patents, net	66,984	68,392
Total other assets	66,984	68,392

Total assets	$303,333	$311,555

Liabilities and Stockholders' Deficiency

Current Liabilities:
Accounts payable	$556,804	$226,861
Accrued expenses	615,188	614,799
Note payable- related party	75,000	-
Line of credit	50,000	50,000
Total current liabilities	1,296,992	891,660

Long Term Liabilities:
Note payable- related party	96,462	96,462
Total long term liabilities	96,462	96,462

Total liabilities	1,393,454	988,122

Commitments and Contingencies
Stockholders' Deficiency:
Preferred Stock, $.0001 par value; 100,000,000 shares authorized; No shares issued and outstanding as of March 31, 2009 and December 31, 2008	-	-
Common Stock, $.0001 par value; 200,000,000 shares authorized; 53,703,333 and 53,620,000issued and outstanding as of March 31, 2009 and December 31, 2008, respectively.	5,370	5,362
Additional paid-in capital	1,893,057	1,855,565
Stock subscription receivable	(250,000)	(450,000)
Accumulated deficit during the development stage	(2,738,548)	(2,087,494)
Total stockholders' deficiency	(1,090,121)	(676,567)

Total liabilities and stockholders' deficiency	$303,333	$311,555

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INVO BIOSCIENCE, INC.
(A DEVELOPMENT STAGE COMPANY)
 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited)

	For the three months ended March 31, 2009	For the three months ended March 31, 2008	From January 5, 2007 (Inception) to March 31, 2009
Revenue:
Product Revenue	$36,815	$-	$74,810
Cost of Goods Sold:
Product Costs	20,669	-	30,757

Gross Margin:	16,146	-	44,053

Operating Expenses:
Research and development	4,950		90,061
Selling, general and administrative	656,900	39,233	2,671,676
Total Operating Expenses	661,850	39,233	2,761,737

Loss from operations	(645,704)	(39,233)	(2,717,684)

Other Expenses:
Interest expense	5,350	2,079	20,864
Total other expenses	5,350	2,079	20,864

Loss before income taxes	(651,054)	(41,312)	(2,738,548)

Provisions for income taxes	-	-	-

Net Loss	$(651,054)	$(41,312)	$(2,738,548)

Basic and diluted net loss per weighted average shares of common stock	$(0.012)	$(0.001)	$-
Basic and diluted Weighted average number of shares of common stock	53,656,111	30,355,600	-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INVO BIOSCIENCE, INC
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the three months ended March 31, 2009	For the three months ended March 31 , 2008		From January 5, 2007 (Inception) to March 31, 2009
Net Loss	$(651,054)		$(41,312)	$(2,738,548)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash stock compensation issued for services	37,500		12,000	89,085
In kind contribution to employees			8,571	251,686
In kind interest on loan payable- related party			1,241	5,988
Depreciation and amortization	3,510		864	17,171
Changes in operating assets and liabilities:
Receivables	(18,071)		-	(59,766)
Inventories	(4,027)		-	(74,748)
Prepaid expenses and other current assets	20,845		3,349	(64,790)
Accounts payable	329,943		5,395	556,534
Other accrued expenses	389		2,666	553,753
Net cash used in operating activities	(280,965)		(7,226)	(1,463,636)

Cash flows from investing activities:
Purchase of equipment				(42,858)
Deferred Financing Costs	-		2,120	-
Purchase of intangible assets	-		(4,238)	(77,742)
Net cash used in investing activities	-		(2,118)	(120,600)

Cash flows from financing activities:
Proceeds from demand note payable			779	50,000
Proceeds from loan payable- insurance				70,587
Proceeds from loan payable- related party	75,000		8,565	177,889
Repayment of loan payable- related party				(6,247)
Proceeds from Equity Subscription Receivable	200,000			1,301,938
Net cash provided by financing activities	275,000		9,344	$1,594,167

Net increase in cash and cash equivalents	$(5,965)		$-	$9,751

Cash and cash equivalents at beginning of period	$15,716		$-	$-

Cash and cash equivalents at end of period	$9,751		$-	$9,751

Supplemental disclosure of non-cash financing activity:
Cash paid for interest	$5,350		$2,079	14,848
Cash paid for taxes	$456	$		456

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INVO BIOSCIENCE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 March 31, 2009

NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A)           Description of Business

INVO Bioscience, Inc. (“the Company”) intends to commercialize its proven and patented technology that will revolutionize the treatment of infertility.  The Company’s device, the INVOcell and the INVO procedure are designed to simplify the in vitro fertilization (IVF) treatment for the patient and the clinician, it is less expensive and simpler to perform than conventional in vitro fertilization.  The simplicity of the INVO procedure relates to the ability to potentially perform the infertility procedure in a physician’s practice rather than in a specialized facility at a much lower cost than traditional IVF.  Therefore, the Company believes that the INVO procedure will be available in many more locations than conventional IVF especially outside the US.  INVO also allows conception and embryo development to take place inside the woman's body; an attractive feature for most women.

We are a development stage company, as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7.  The Company’s activities during the development stage include developing the business plan, seeking regulatory clearance in the European Union and the United States and raising capital.

Through March 31, 2009, we have generated minimal sales revenues, have incurred significant expenses and have sustained losses.  Consequently, our operations are subject to all the risks inherent in the establishment of a new business enterprise.

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

With CE Marking, the Company now has the ability and necessary regulatory authority to distribute its product in the European Economic Area (i.e., the European Union, Canada, Australia, New Zealand, and most parts of the Middle East).  The Company has sold 785 units of the INVOcell to date since we commenced sales in the late fall 2008.

(B)            Basis of Presentation

On December 5, 2008, the Company completed a merger transaction with Emy’s Salsa Aji Distribution Company, Inc. (“Emy’s”) an inactive publicly registered shell corporation with no significant assets or operations.  Emy’s was incorporated on July 11, 2005, under the laws of the State of Nevada under the name Certiorari Corp.  In connection with the reverse merger, INVO Bioscience became Emy’s wholly-owned subsidiary and the INVO Bioscience Shareholders acquired control of Emy’s.

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

All references to Common Stock, share and per share amounts have been retroactively restated to reflect the exchange ratio of 357.0197 shares of INVO Bioscience common stock for one share of Emy’s common stock outstanding immediately prior to the merger as if the exchange had taken place as of the beginning of the earliest period presented.

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

(C)              Significant Accounting Policies

The financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and disclosures included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report filed on Form 10K for the year ended December 31, 2008.  The condensed consolidated balance sheet as of December 31, 2008 was derived from the audited financial statements for the year then ended.

In the opinion of the Company, all adjustments necessary to present fairly our financial position and the results of our operations and cash flows have been included in the accompanying financial statements.  The results of operations for interim periods are not necessarily indicative of the expected results for the full year.

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

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.  As of March 31, 2009, and December 31, 2008, the Company had $9,751 and $15,716 in cash equivalents respectively.

(D)             Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements-an amendment of ARB No. 51” (SFAS 160). SFAS 160 requires that non-controlling (or minority) interests in subsidiaries be reported in the equity section of the company’s balance sheet, rather than in a mezzanine section of the balance sheet between liabilities and equity. SFAS 160 also changes the manner in which the net income of the subsidiary is reported and disclosed in the controlling company’s income statement. SFAS 160 also establishes guidelines for accounting or changes in ownership percentages and for deconsolidation. SFAS 160 is effective for financial statements for fiscal years beginning on or after December 15, 2008 and interim periods within those years. The adoption of SFAS 160 did not have a material impact on our financial position, results of operations or cash flows.

 In April 2009, the FASB issued FSP FAS No. 115-2 and FAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS No. 115-2”). FSP FAS No. 115-2 provides guidance in determining whether impairments in debt securities are other than temporary, and modifies the presentation and disclosures surrounding such instruments. This FSP is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. The Company plans to adopt the provisions of this Staff Position during the second quarter of 2009, but does not believe this guidance will have a significant impact on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS No. 157-4”). FSP FAS No. 157-4 provides additional guidance in determining whether the market for a financial asset is not active and a transaction is not distressed for fair value measurement purposes as defined in SFAS No. 157, “Fair Value Measurements.” FSP FAS No. 157-4 is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. The Company will apply the provisions of this statement prospectively beginning with the second quarter 2009, and does not expect its adoption to have a material effect on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS No. 107-1 and APB 28-1”). This FSP amends FASB Statement No. 107, “Disclosures about Fair Values of Financial Instruments,” to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. APB 28-1 also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements. This standard is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. The Company plans to adopt FSP FAS No. 107-1 and APB 28-1 and provide the additional disclosure requirements beginning in second quarter 2009.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company's present or future consolidated financial statements.

NOTE 2  GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company is in the development stage and has just commenced operations in December 2008, has a net loss for the quarter of $651,000 and a cumulative net loss of $2,739,000 a working capital deficiency of $1,100,000, a stockholder deficiency of $1,090,000 and cash used in operations of $281,000 for the three months ended March 31, 2009.  This raises substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.

NOTE 3  INVENTORY

As of March 31, 2009 and December 31, 2008, the Company recorded the following inventory balances:

	March 31, 2009	December 31, 2008
Raw Materials	$-	$-
Work in Process	49,507	55,466
Finished Goods	25,242	15,257
Total Inventory	$74,749	$70,722

NOTE 4  PROPERTY AND EQUIPMENT

The estimated useful lives and accumulated depreciation for furniture, equipment and software are as follows:

Estimated Useful Life
Molds	3 to 7 years
Computers and Software	3 to 5 years

	March 31, 2009	December 31, 2008
Manufacturing Equipment- Molds	$35,263	$35,263
Less: Accumulated Depreciation	2,449	980
Network/IT Equipment	7,595	7,595
Less: Accumulated Depreciation	1,267	633
	$39,143	$41,245

During the quarters ended March 31, 2009, and 2008, the Company recorded $2,102 and $0 in depreciation expense, respectively.

NOTE 5.  PATENTS

As of March 31, 2009 and December 31, 2008, the Company recorded the following patent balances:

	March 31, 2009	December 31, 2008
Total Patents	$77,743	$77,743

ACCUMULATED AMORTIZATION	(10,759)	(9,351)

Patent costs, net	$66,984	$68,392

During the quarters ended March 31, 2009 and 2008, the Company recorded $ 1,408 and $864, respectively in amortization expenses.

NOTE 6  WORKING LINE OF CREDIT

At March 31, 2009, the Company had a $50,000 working capital line of credit with Century Bank with interest payable monthly at 0.24% above the bank’s prime lending rate.  On April 30, 2009 the rate was 3.74%, maturing May 31, 2010.  At March 31, 2009 and December 31, 2008, the balance outstanding on the line of credit was $50,000.

NOTE 7  NOTE PAYABLE AND OTHER RELATED PARTY TRANSACTIONS

On September 18, 2008, the Company entered into a related party transaction with Dr. Claude Ranoux.  Dr. Ranoux is the President, Director and Chief Scientific Officer of the Company.  Dr. Ranoux had loaned funds to the Company to sustain its operations since January 5, 2007 (inception).  Dr. Ranoux’s total cumulative investment at March 31, 2009 is $96,462 (“the Principal Amount”) in INVO Bioscience.  On March 26, 2009, the Company and Dr Ranoux agreed to amend the agreement to a non-convertible note payable bearing interest at 5% per annum and extended the repayment date to March 31, 2010.  The Company and Dr. Ranoux can jointly decide to repay the loan earlier without prepayment penalties.

For the quarters ended March 31, 2009 and 2008, the Company recorded $1,206 in interest expense both years, 2008 was charged as an in-kind contribution.

On March 5, 2009, the Company entered into a related party transaction with Kathleen Karloff the CEO and a Director of the Company.  Ms. Karloff provided a short-term loan in the amount of $75,000 to the Company to fund operations.  Ms. Karloff’s total cumulative investment at March 31, 2009 is $75,000 (“the Principal Amount”) in INVO Bioscience.

NOTE  8  STOCKHOLDERS’ EQUITY

For the period from January 5, 2007 (inception) through December 31, 2007, BioXcell (INVO Bioscience) issued 70,000 shares of common stock for $20,000, at $.2857/share.  This was retroactively restated to 24,991,379 shares due to the stock split on November 12, 2008 and the subsequent reverse merger on December 29, 2008.

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

After the consummation of the transaction contemplated by the Share Exchange Agreement, on the day of the Closing, we entered into the Securities Purchase Agreement with investors pursuant to which, the investors contributed $375,000 in exchange for 375,000 shares of our Common Stock at a price of $1.00 per share.  The investors have piggyback registration rights that permit them to register their Common Stock on any registration statement filed by the Company, as well as anti-dilution protection.

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

In March 2009, the Company issued an aggregate of 83,333 shares of Common Stock for services rendered totaling $37,500.

During the three months ended March 31, 2009, the Company received $200,000 against the outstanding stock subscription receivable.  As of March 31, 2009, $250,000 remains outstanding.

Since January 1, 2008, the Company has signed agreements in place for certain of its officers, executives and service providers of the Company.  As of December 31, 2008, a total of 303,500 shares of Common Stock and options to purchase an additional 636,000 (including 461,000 of employee incentive stock options) of the Company’s Common Stock were agreed to be issued.  As of March 31, 2009, the Company has not issued the committed shares but has recorded an accrued liability of $313,500.  As of March 31, 2009, the Company has not deemed the 636,000 options as granted until the plan is approved.

During the three months ended March 31, 2009 and March 31, 2008, the stock based compensation was$37,500 and $13,041, respectively.

Non-Statutory Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s Common Stock issued.  These options were agreed to be issued in lieu of cash compensation for services performed.

	Options Outstanding		Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Number Exercisable	Weighted Average Exercise Price
$1.00	70,000	2.9	$-	$-

Transactions involving warrants are summarized as follows:
	Number of Shares	Weighted Average Price Per Share
Outstanding at January 5, 2007	-	$-
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding at December 31, 2007	-	$-
Granted	140,000	1.00
Exercised	-	-
Canceled or expired	-	-
Outstanding at December 31, 2008	140,000	$1.00
Granted	-	-
Exercised	-	-
Canceled or expired	70,000	-
Outstanding at March 31, 2009	70,000	$1.00

Aggregate intrinsic value of options outstanding and exercisable at March 31, 2009 was $70,000.  Aggregate intrinsic value represents the difference between the Company's closing stock price on the last trading day of the fiscal period, which was $0.70 as of March 31, 2009, and the exercise price multiplied by the number of options outstanding.  As of March 31, 2009, total unrecognized stock-based compensation expense related to stock options was $218,750.  During the quarters ended March 31, 2009 and 2008, the Company did not charge to operations the related expense to recognized stock-based compensation for the above stock options.

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

For income tax reporting purposes, the Company's aggregate unused net operating losses approximate $2,400,000, expire at various times through 2029, subject to limitations of Section 382 of the Internal Revenue Code, as amended.  The deferred tax asset related to the carry forward is approximately $540,000.  The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earning history of the Company, it is more likely than not that the benefits will not be realized.

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

Fiscal Year                                  Minimum Future Lease Payments
    2009                                                                $24,847
    2010                                                                $24,847

B)	Consulting agreements

On December 5, 2008 in conjunction with the closing of the reverse merger, the Company signed a letter agreement with Lionshare Ventures LLC (“LSV”).  The terms of the letter agreement were such that LSV agreed to invest the balance of its original commitment to the Company dated May 19, 2008 for $450,000.  Thereafter, 2,000,000 shares of Common Stock were escrowed until the money was funded to the Company.  As of today, LSV has delivered $245,000 and the Company released 1,000,000 of the 2,000,000 common shares it held in escrow.

On March 10, 2009, the Company entered into an agreement with Wakabayashi Fund, LLC of Tokyo, Japan for investor relation services focused on the Asian financial markets.

On April 17, 2009 the Company entered into an agreement with Red Chip Securities, Inc. of Alpharetta, Georgia to act as the Company’s investment banker and placement agent in assisting the Company in securing a private placement equity financing.

C)	Anti-Dilution and Piggyback Registration Rights

On December 5, 2008, we entered into the Securities Purchase Agreement with the certain investors who have piggyback registration rights that permit them to register their Common Stock on certain registration statements filed by the Company.  In addition, pursuant to certain anti-dilution rights granted under the Securities Purchase Agreement to the investors, the Company may be obligated to issue additional shares of its Common Stock to the investors in the event it issues Common Stock to future investors at a per share purchase price less than $1.00.  The number of additional shares to be issued in such event is equal to that number of shares that the investors would have acquired at such price had that price been offered at the time of their original investment, minus the number of shares acquired in their original investment.  Further, pursuant to the letter agreement, LSV and its managing member, Christopher Esposito, have agreed to forfeit to us, one share of our Common Stock for every two shares we would be required to issue up to the maximum of 562,500 shares, which number of shares are being held in escrow by us until December 5, 2010.

D)	Employee Agreements

Since January 1, 2008, the Company has signed nine employee agreements for officers, executives and employees of the Company.  Three of these agreements were with the founders of the Company.  The remaining six of the agreements were executed with executives and staff of the Company.  The Company agreed to issue options and shares of common stock of the Company.  Under the terms of these agreements, the shares and options are only issued the completion of the reverse merger and the implementation of the Company’s employee stock plan.  The reverse merger closed on December 5, 2008, however, the Company has yet to implement an employee stock plan.  The Company intends to implement an employee stock plan in the second quarter of 2009.  As of today, a total of 303,500 shares of Common Stock and options to purchase an additional 635,000 shares of the Company’s Common Stock have been promised but not issued.

ITEM 2.   Management s Discussion and Analysis of Financial Condition and Results of Operations

Statements made in this Quarterly Report on Form 10-Q, including without limitation this Management's Discussion and Analysis of Financial Condition and Results of Operations, other than statements of historical information, are forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These forward-looking statements may sometimes be identified by such words as "may," "will," "expect," "anticipate," "believe," "estimate" and "continue" or similar words.  We believe that it is important to communicate our future expectations to investors.  However, these forward-looking statements involve many risks and uncertainties including those referred to herein and in our Annual Report on Form 10-K for the year ended December 31, 2008.  Our actual results could differ materially from those indicated in such forward-looking statements as a result of certain factors.  We are under no duty to update any of the forward-looking statements after the date of this Report on Quarterly Form 10-Q to conform these statements to actual results.

Overview

Our primary focus is the manufacture and sale of the INVO technology to assist infertile couples in having a baby.  In-vitro fertilization (IVF) is an effective treatment option for most infertile couples.  Our patented and proven INVOcell technology is a low cost alternative to IVF that is much simpler to perform.  It may be provided in a physician’s office and, therefore, can be offered by physicians around the U.S. and around the world who do not have access to an IVF laboratory.  INVO uses a device, the INVOcell, which we currently price between $75-$225 to distributors in the developing countries around the world and $125-$300 in Europe and the U.S.  We can manufacture, assemble, package, sterilize and ship an INVOcell for less than $50.

Currently, we are establishing agreements with distributors and beginning to train physicians around the world in places such as Latin America, Europe, Africa and the Middle East.  While we penetrate the infertility markets in Europe and Canada along with certain developing countries, additionally we anticipate pursuing the completion of the FDA's “510(k)” process.  We have completed the first step for medical device companies who manufacture Class 2 devices (and a small number of Class 1 and 3 devices) and the filing of a Premarket Notification with the FDA (i.e., an FDA 510(k) submission).  Technically, the FDA does not “approve” Class 1 and 2 medical devices for sale in the U.S. they give “clearance” for them to be sold.  We are hoping to receive clearance to market in the U.S. by 2010 upon completion of our clinical trial.  However, there can be no assurance that we will receive such clearance by that date or ever.

We anticipate that we will experience significant quarterly fluctuations in our sales and revenues as a result of the Company’s efforts to expand the sales of the INVO technology to new markets.  Operating results will depend upon and upon the timing of signing of new distributor contracts and the training of the physicians and their staffs in the INVO procedure.  International sales will continue to be our only source of revenue for the coming year.  We are aware of many significant international opportunities and we expect international revenues to continue to grow.  International sales are, however, difficult to forecast.  We are committed in our ongoing sales, marketing and development activities to sustain and grow our sales and revenues from our products and services.  We expect our sales and marketing, research and development and general and administrative expenses to increase in 2009 as compared to 2008.

As of March 31, 2009, we require approximately $200,000 per month to fund our operations.  This amount may increase as we expand our sales and marketing efforts and develop new products and services; however, if we do not raise additional capital in the near future we will have to curtail our spending and downsize our operations.  Our cash needs are primarily attributable to funding sales and marketing efforts, strengthening our training capabilities, satisfying existing obligations and building administrative infrastructure, including costs and professional fees associated with being a public company.

 We are currently seeking up to $5 million in capital through a private placement of our common stock.  The exact amount of funds raised, if any, will determine how aggressively we can grow and what additional projects we will be able to undertake.  No assurance can be given that we will be able to raise additional capital, when needed or at all, or that such capital, if available, will be on terms acceptable to us.  If we are unable to raise additional capital in the current private offering, we could be required to substantially reduce operations, terminate certain products or services or pursue exit strategies.

Our registered independent certified public accountants have stated in their report dated April 15, 2009, filed with the Company’s Annual report on form 10K that the Company has a generated negative cash outflows from operating activities, experienced recurring net operating losses, and is dependent on securing additional equity and debt financing to support its business efforts.  These factors among others may raise substantial doubt about our ability to continue as a going concern.

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and results of operations are based upon the condensed financial statements, which have been prepared in accordance with generally accepted accounting principles as recognized in the United States of America.  The preparation of these financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and disclosure of contingent assets and liabilities.  Our estimates include those related to revenue recognition, the valuation of inventory, and valuation of deferred tax assets and liabilities, useful lives of intangible assets, warranty obligations and accruals.  We base our estimates on historical experience and on various other assumptions that management believes to be reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions or conditions.  For a complete description of accounting policies, see Note 1 to our financial statements included in our Form 10K for the year ended December 31, 2008.  There were no significant changes in critical accounting estimates.

Results of Operations

Three months ended March 31, 2009, compared to the three months ended March 31, 2008

Net Sales and Revenues

Net sales and revenues for the first quarter of 2009 increased 100% to $36,800 compared to no revenues in the same period in 2007.  The increase was due to starting international shipments of small orders to our newly signed distributors as well as direct shipments to physicians who want to use the INVOcell. The Company has received positive feedback and acceptance of the INVO procedure and INVOCell device almost instantaneously following the completion of  the initial procedure.  The Company expects this trend to continue as we introduce the technology into our targeted countries over the next few months (i.e., Spain, Italy and Peru).  The Company expects revenues to grow slowly as we move into these new countries adding to our current customer base in Turkey, Pakistan and Colombia.

Cost of Sales and Revenues

Cost of sales as a percentage of revenues was 56% for three months ended March 31, 2009  This is significantly higher than we expect in the future as we are producing small lot quantities and have higher shipping costs per unit as a result of the small volume shipments.  Additionally, as we open new markets we are finding the need to provide samples of the INVOcell for demonstration and training, as markets mature this practice will not be necessary.  There were no sales or costs in the first three months of 2008 with which to compare our first quarter results.  As the Company’s products become an accepted method of assisting couples with infertility, we will be manufacturing larger quantities of our devices that will reduce our costs of sales.  Further, shipping larger quantities to distributors via common carriers will reduce our shipping costs.  Collectively, the Company anticipates that these volume discounts would reduce our cost of sales by 50% of the amount this quarter.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2009 were $657,000 as compared to $39,000 for the  three months ended March 31, 2008.  Our higher general and administrative expenses in 2009 were due starting to market our products and technology outside of the United States.  During the first three months of 2008, the Company had three employees, two of which   did not take a salary.  In 2009 the Company had grown to six employees all earning a salary as well as all the associated expenses that relate to them, including benefits and travel.  Salaries and benefits for the period were $248,000 compared to $10,000 for the same period last year.  The Company incurred considerable travel costs as its employees continued to go across the globe to introduce the INVOcell and the INVO process to physicians and distributors in Europe, the Middle East, Asia and South America, travel related expenses totaled $70,000.  The Company continued to protect its patent rights around the world with legal and filing fees totaling $18,600 for the three months ended March 31, 2009 compared to the $10,600 for the three months ended March 31, 2008.  Some of  the new expenses incurred by the Company during  the first three months of 2009 as compared to the first three months of 2008 relate to being a public entity, including investor relations, insurance, accounting and legal costs,  which together were $159,000.  Additionally during the three months ended March 31, 2009, the Company created a Scientific Advisory Board with some of the most reputable fertility doctors and specialists in the United States to assist INVO Bioscience with strategic planning, regulatory guidance and protocol development.  The advisory board members are provided a small stipend and an option grant as consideration for preparing for and attending Company meetings in addition to a reimbursement of travel expenses.  Additionally we have a few consultants conducting research and gathering scientific and market data contributing to the project.  The 2009 costs associated with these items were approximately $85,000.

Research and Development Expenses

Research and development expenses increased to $5,000 for the three months ended March 31, 2009, as compared to $0 for the three months ended March 31, 2008.  The increase in research and development expense was due to the Company looking at improving the design of one of its products.

Interest Income and Expense, Net

We had net interest expense of $5,400 for the three months ended March 31, 2009, as compared to $2,100 for the three months ended March 31, 2008 as a result of having higher loans in 2009 versus 2008.

Income Taxes

The Company's aggregate unused net operating losses approximate $1,800,000, which expire at various times through 2029, subject to limitations of Section 382 of the Internal Revenue Code of 1986, as amended.  The deferred tax asset related to the carry forward is approximately $540,000.  The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earning history of the Company, it is more likely than not that the benefits will not be realized.

Liquidity and Capital Resources

As of March 31, 2009, we had $9,700 in cash and no cash equivalents.

Net cash used by operating activities was $281,000 for the three months ended March 31, 2009, compared to net cash used by operating activities was $7,200 for the three months ended March 31, 2008.  The increase in net cash used was due to the significant costs of staffing, compliance and introducing our products into new markets in 2009 as well as the establishment of an Advisory Board in preparation of our FDA submission.  In addition, all of the current employees have assisted INVO Bioscience in its funding requirements for the three months ended March 31, 2009 by deferring their salaries for the month of March 2009.

No cash was used during the first three months of 2009 in investing activities, compared to $2,100 cash used by investing activities for the same three months ended March 31, 2008.  The increase in cash used during 2008 resulted from the purchase of patents to protect our proprietary products.

Net cash provided by financing activities was $275,000 for the three months ended March 31, 2009, $75,000 was provided by a short term loan by Kathleen Karloff, the Company’s CEO.  The remaining $200,000 was from Lionshare Ventures LLC per their subscription receivable agreement date December 5, 2008 for the previous sale of Common Stock.  As of May 9, 2009, $205,000 is still due to the Company from Lionshare.

The Company maintains a $50,000 working capital line of credit with Century Bank.  Interest is payable monthly at the rate of 0.24% above the bank’s prime lending rate.  As of April 30, 2009, the rate was 3.74%.  This line of credit matures May 31, 2010.  At March 31, 2009 and December 31, 2008 the balance outstanding on the line of credit was $50,000.

Our registered independent certified public accountants have stated in their report dated April 15, 2009, filed with the Company’s Annual report on form 10K that the Company has a generated negative cash outflows from operating activities, experienced recurring net operating losses, and is dependent on securing additional equity and debt financing to support its business efforts.  These factors among others may raise substantial doubt about our ability to continue as a going concern.

Management believes that its existing cash resources, cash flow from operations and short-term borrowings on the existing credit line will not provide adequate resources for supporting operations during fiscal 2009.  The Company is actively seeking the funding it needs to continue to execute its business plan,  Although there can be no assurance that we will find additional sources of funding, management believes that it will be able to find sources of funds on commercially acceptable terms.  However, if we do not raise additional capital in the near future we will have to curtail our spending and downsize our operations.

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements and their effect on the Company, see “Recent Accounting Pronouncements” in Note 1 of the Unaudited Notes to Condensed Consolidated Financial Statements contained herein.

Item 3.  Quantitative and Qualitative Disclosures about Market Risks

Not Applicable

Item 4.  Controls and Procedures

4a.   Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2009, the end of the fiscal period covered by this Form 10Q.  We maintain disclosure controls and procedures that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.   Based upon that evaluation and the identification of the material weakness in the Company’s internal control over financial reporting as of December 31, 2008 (described below) which has not been remediated as of of the end of the period covered by this Quarterly Report, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were ineffective as of the end of the period covered by this Quarterly Report.

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

To mitigate the current limited resources and limited employees, we rely heavily on direct management oversight of transactions, along with the use of legal and accounting professionals. The Company is taking steps to create effective procedures and controls throughout the organization.  The Company is in the process of establishing procedures and segregating duties where it can.  Over the past six months, it has implemented a new accounting system and has outsourced its accounts payable function.  It has implemented an approval processes, created a number of policies, reporting processes, a standard customer contract and has introduced an employee manual.  We will continue to monitor our disclosure controls and procedures and will address areas of potential concern.  As we grow, we expect to increase our number of employees, which will enable us to implement adequate segregation of duties within the internal control framework.

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

4b.  Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.      Legal Proceedings

 From time to time we may be a party to various legal proceedings arising in the ordinary course of our business.  We are not currently subject to any material legal proceedings.

ITEM 1A.    Risk Factors

You should carefully review and consider the information regarding certain factors that could materially affect our business, financial condition or future results set forth under “Item 1A.  Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.  There have been no material changes from the factors disclosed in our 2008 Annual Report on Form 10-K, although we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the Securities and Exchange Commission.

ITEM 2.       Unregistered Issuance of Equity Securities and Use of Proceeds

During the period covered by this Report, the Company issued 83,333 shares of restricted Common Stock for investor relation services in Asia to Wakabayashi Fund, LLC.  We claimed the exemption from registration set forth in Section 4(2) of the Securities Act and the rules there under, as private transactions not involving a public distribution.  The facts we relied upon to claim the exemption include: (i) Wakabayashi Fund, LLC represented that it acquired the shares from the Company for investment and not with a view to distribution to the public; (ii) each certificate issued for unregistered securities contains a legend stating that the securities have not been registered under the Securities Act and setting forth the restrictions on the transferability and the sale of the securities; (iii) Wakabayashi Fund, LLC represented that it is an accredited investor and familiar with our business activities; and (iv) Wakabayashi Fund, LLC was given full and complete access to any corporate information it requested.

During the period covered by this Report, the Company entered into an agreement for the future issuance of common stock with Red Chip Securities, Inc.  During the second quarter 2009, the Company intends to issue 75,000 restricted common shares to Red Chip Securities, Inc. as compensation for investment banking and placement agent assistance.

Additionally, the Company entered into an agreement for the future issuance of common stock with Investor Awareness, Inc. for investor relation services in the United States.  This Agreement is between Lionshare Ventures LLC and Investor Awareness as part of Lionshare’s $1,000,000 commitment and letter agreement with the Company dated December 5, 2008 to fund investor relations services for 24 months.  INVO Bioscience has final signoff on all promotional material and decided to support the agreement by intending to issue 50,000 restricted shares of common stock.

ITEM 3.      Defaults Upon Senior Securities

None.

ITEM 4.      Submission of Matters to a Vote of Security Holders

None.

ITEM 5.       Other Information

None.

ITEM 6.     Exhibits

10.1	Claude Ranoux Loan Agreement
10.2	Claude Ranoux Loan Amendment
10.3	Wakabayashi Fund, LLC Agreement
10.4	Red Chip Securities, Inc. Agreement
10.5	Kathleen Karloff Loan Agreement
31.1	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32.0	Certifications of Principal Executive Officer and Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 15, 2009.

INVO Bioscience, Inc.

Date: May 15, 2009	By:	/s/ Kathleen Karloff
Kathleen Karloff
Chief Executive Officer (Principal Executive Officer)
Date: May 15, 2009	By:	/s/ Robert J. Bowdring
Robert J. Bowdring
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

10.1	Claude Ranoux Loan Agreement
10.2	Claude Ranoux Loan Amendment
10.3	Wakabayashi Fund, LLC Agreement
10.4	Red Chip Securities, Inc. Agreement
10.5	Kathleen Karloff Loan Agreement
31.1	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32.0	Certifications of Principal Executive Officer and Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.