Form 10-Q
period 2009-06-30
INVO Bioscience, Inc.
filed 2009-08-14
CIK 1417926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☒ Yes  ☐ No

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

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Shares of common stock, par value $.0001 per share:  53,828,333 shares outstanding as of August 11, 2009.

INVO Bioscience, Inc.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2009

PART I.  FINANCIAL INFORMATION

ITEM I.  Financial Statements
 INVO BIOSCIENCE, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2009 (unaudited)	December 31, 2008
Assets
Current Assets:
Cash	$82	$15,716
Accounts receivable, net	65,546	34,195
Other receivable	-	7,500
Inventory	68,515	70,722
Prepaid expenses	32,095	73,785
Total current assets	166,238	201,918

Property and equipment, net	37,041	41,245

Other Assets:
Capitalized patents, net	65,576	68,392
Total other assets	65,576	68,392

Total assets	$268,855	$311,555

Liabilities and Stockholders' Deficiency

Current Liabilities:
Accounts payable	$778,827	$226,861
Accrued expenses and salaries	723,917	614,799
Note payable- related party	88,000	-
Line of credit	50,000	50,000
Total current liabilities	1,640,744	891,660

Long Term Liabilities:
Note payable- related party	96,462	96,462
Total long term liabilities	96,462	96,462

Total liabilities	1,737,206	988,122

Commitments and Contingencies
Stockholders' Deficiency:
Preferred Stock, $.0001 par value; 100,000,000 shares authorized; No shares issued and outstanding as of June 30, 2009 and December 31, 2008	-	-
Common Stock, $.0001 par value; 200,000,000 shares authorized; 53,828,333 and 53,620,000 issued and outstanding as of June 30, 2009 and December 31, 2008, respectively.	5,383	5,362
Additional paid-in capital	1,908,545	1,855,565
Stock subscription receivable	(205,000)	(450,000)
Accumulated deficit during the development stage	(3,177,279)	(2,087,494)
Total stockholders' deficiency	(1,468,351)	(676,567)

Total liabilities and stockholders' deficiency	$268,855	$311,555

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INVO BIOSCIENCE, INC.
(A DEVELOPMENT STAGE COMPANY)
 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited)

	For the three months ended June 30, 2009	For the three months ended June 30, 2008	From January 5, 2007 (Inception) to June 30, 2009
Revenue:
Product Revenue	$16,630	$-	$91,440
Cost of Goods Sold:
Product Costs	6,177	-	36,934

Gross Margin:	10,453	-	54,506

Operating Expenses:
Research and development		17,500	90,061
Selling, general and administrative	444,103	256,522	3,115,779
Total Operating Expenses	444,103	274,022	3,205,840

Loss from operations	(433,650)	(274,022)	(3,151,334)

Other Expenses:
Interest expense	5,081	1,947	25,945
Total other expenses	5,081	1,947	25,945

Loss before income taxes	(438,731)	(275,969)	(3,177,279)

Provisions for income taxes	-	-	-

Net Loss	$(438,731)	$(275,969)	(3,177,279)

Basic and diluted net loss per weighted average shares of common stock	$(0.008)	$(0.008)
Basic and diluted Weighted average number of shares of common stock	53,786,667	36,419,937

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INVO BIOSCIENCE, INC.
(A DEVELOPMENT STAGE COMPANY)
 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited)

	For the six months ended June 30, 2009	For the six months ended June 30, 2008	From January 5, 2007 (Inception) to June 30, 2009
Revenue:
Product Revenue	$53,445	$-	$91,440
Cost of Goods Sold:
Product Costs	26,846	-	36,934

Gross Margin:	26,599	-	54,506

Operating Expenses:
Research and development	4,950	17,500	90,061
Selling, general and administrative	1,101,003	295,754	3,115,779
Total Operating Expenses	1,105,953	313,254	3,205,840

Loss from operations	(1,079,354)	(313,254)	(3,151,334)

Other Expenses:
Interest expense	10,431	4,026	25,945
Total other expenses	10,431	4,026	25,945

Loss before income taxes	(1,089,785)	(317,280)	(3,177,279)

Provisions for income taxes	-	-	-

Net Loss	$(1,089,785)	$(317,280)	$(3,177,279)

Basic and diluted net loss per weighted average shares of common stock	$(0.020)	$(0.010)
Basic and diluted Weighted average number of shares of common stock	53,717,222	32,493,732

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INVO BIOSCIENCE, INC
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the six months ended June 30, 2009	For the six months ended June 30, 2008	From January 5, 2007 (Inception) to June 30, 2009

Net Loss	$(1,089,785)	$(317,280)	$(3,177,279)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash stock compensation issued for services	53,000	-	104,585
In kind contribution to employees	-	-	251,686
Bad debt expense	2,600	-	6,400
Interest expense - related party	1,850		7,838
Depreciation and amortization	7,020	5,968	20,681
Changes in operating assets and liabilities:
Receivables	(33,951)	-	(79,446)
Inventories	2,207	(4,150)	(68,515)
Prepaid expenses and other current assets	49,190	(29,395)	(36,445)
Accounts payable	551,967	32,045	778,558
Accrued salaries	256,555	-	256,555
Other accrued expense	(149,287)	153,382	404,078
Net cash used in operating activities	(348,634)	(159,430)	(1,531,304)

Cash flows from investing activities:
Purchase of equipment	-	-	(42,858)
Purchase of intangible assets	-	(7,320)	(77,742)
Net cash used in investing activities	-	(7,320)	(120,600)

Cash flows from financing activities:
Proceeds from demand note payable	-	779	50,000
Proceeds from loan payable- insurance	-		70,587
Proceeds from loan payable- related party	88,000	2,916	190,889
Repayment of loan payable- related party	-	-	(6,428)
Proceeds from issuance of common stock	-	163,055	1,101,938
Proceeds from subscription receivable	245,000	-	245,000
Net cash provided by financing activities	333,000	166,750	1,651,986

Net increase in cash and cash equivalents	$(15,634)	$-	$82

Cash and cash equivalents at beginning of period	$15,716	$-	$-

Cash and cash equivalents at end of period	$82	$-	$82

Supplemental disclosure of non-cash financing activity:
Cash paid for interest	$10,431	$4,026	$25,945
Cash paid for taxes	$456	$-	$456

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INVO BIOSCIENCE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 June 30, 2009

NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A)              Description of Business

INVO Bioscience, Inc. (“the Company”) intends to commercialize its proven and patented technology that will revolutionize the treatment of infertility.  The Company’s device, the INVOcell and the INVO procedure are designed to provide an alternative infertility treatment for the patient and the clinician; it is less expensive and simpler to perform than current infertility treatments.  The simplicity of the INVO procedure relates to the ability to potentially perform the infertility procedure in a physician’s practice rather than in a specialized facility at a much lower cost overall than current infertility treatments.  Therefore, the Company believes that the INVO procedure will be available in many more locations than conventional IVF especially outside the US.  INVO also allows conception and embryo development to take place inside the woman's body; an attractive feature for most couples.

We are a development stage company, as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7.  The Company’s activities during the development stage include developing the business plan, seeking regulatory clearance in the European Union and the United States and raising capital.

Through June 30, 2009, we have generated minimal sales revenues, have incurred significant expenses and have sustained losses.  Consequently, our operations are subject to all the risks inherent in the establishment of a new business enterprise.

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

With CE Marking, the Company now has the ability and necessary regulatory authority to distribute its product in the European Economic Area (i.e., the European Union, Canada, Australia, New Zealand, and most parts of the Middle East).  The Company has sold approximately 900 INVOcell units to date since we commenced sales in the late fall 2008.

(B)              Basis of Presentation

On December 5, 2008, the Company completed a share exchange with Emy’s Salsa Aji Distribution Company, Inc. (“Emy’s”) a publicly registered shell corporation with no significant assets or operations.  Emy’s was incorporated on July 11, 2005, under the laws of the State of Nevada under the name Certiorari Corp.  In connection with the share exchange, INVO Bioscience became Emy’s wholly-owned subsidiary and the INVO Bioscience Shareholders acquired control of Emy’s.

For accounting purposes, the Company accounted for the transaction as a recapitalization and the Company is the surviving entity.  In connection with the share exchange, 14,937,500 shares were retained by Emy’s shareholders.  Effective with the Agreement, all previously outstanding shares of common owned by the Company's shareholders were exchanged for an aggregate of 38,307,500 shares of Emy’s common stock.  Effective with the Agreement, Emy’s changed its name to INVO Bioscience Inc.

All references to Common Stock, share and per share amounts have been retroactively restated to reflect the exchange ratio of 357.0197 shares of INVO Bioscience common stock for one share of Emy’s common stock outstanding immediately prior to the merger as if the exchange had taken place as of the beginning of the earliest period presented.

The accompanying unaudited condensed consolidated financial statements present the historical financial condition, results of operations and cash flows of the Company prior to the merger with Emys.  The accompanying unaudited condensed consolidated financial statements present on a consolidated basis the accounts of the Company and its wholly owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.

INVO BIOSCIENCE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 June 30, 2009

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

In the opinion of the Company, all adjustments necessary to present fairly our financial position and the results of our operations and cash flows have been included in the accompanying unaudited condensed consolidated financial statements.  The results of operations for interim periods are not necessarily indicative of the expected results for the full year.

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

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.  As of June 30, 2009, and December 31, 2008, the Company had $100 and $15,700 in cash equivalents, respectively.

(D)             Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting. SFAS 168 represents the last numbered standard to be issued by FASB under the old (pre-Codification) numbering system, and amends the GAAP hierarchy. On July 1, FASB will launch new FASB’s Codification (full name: the FASB Accounting Standards Codification TM.) The Codification will supersede existing GAAP for nongovernmental entities; governmental entities will continue to follow standards issued by FASB's sister organization, the Governmental Accounting Standards Board (GASB). This pronouncement has no effect on the Company’s financial statements.

In June 2009, the FASB issued SFAS No. 167, a revision to FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, and will change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. Under SFAS No. 167, determining whether a company is required to consolidate an entity will be based on, among other things, an entity's purpose and design and a company's ability to direct the activities of the entity that most significantly impact the entity's economic performance. SFAS 167 is effective at the start of a company’s first fiscal year beginning after November 15, 2009, or January 1, 2010 for companies reporting earnings on a calendar-year basis.  The Company does not expect the adoption of SFAS No. 167 will have a material effect on its  financial position, results of operations or cash flows.

In June 2009, the FASB issued SFAS No. 166, a revision to SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and will require more information about transferred of financial assets and where companies have continuing exposure to the risks related to transferred financial assets. SFAS 166 is effective at the start of a company’s first fiscal year beginning after November 15, 2009, or January 1, 2010 for companies reporting earnings on a calendar-year basis. The Company does not expect the adoption of SFAS No. 140 will have a material effect on its  financial position, results of operations or cash flows.

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events" ("SFAS 165"). SFAS 165 is intended to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. The Company does not expect the adoption of SFAS No. 165 will have a material effect on its  financial position, results of operations or cash flows.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company's present or future consolidated financial statements.

INVO BIOSCIENCE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 June 30, 2009

NOTE 2  GOING CONCERN

As reflected in the accompanying unaudited condensed consolidated financial statements, the Company is in the development stage and has just commenced operations in December 2008, has a net loss for the quarter of $439,000 and a cumulative net loss of $3,177,000, a working capital deficiency of $1,474,000, a stockholder deficiency of $1,468,000 and cash used in operations of $349,000 for the six months ended June 30, 2009.  This raises substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.

NOTE 3  INVENTORY

As of June 30, 2009 and December 31, 2008, the Company recorded the following inventory balances:

	June 30, 2009	December 31, 2008
Raw Materials	$-	$-
Work in Process	49,507	55,465
Finished Goods	19,008	15,257
Total Inventory	$68,515	$70,722

NOTE 4  PROPERTY AND EQUIPMENT

The estimated useful lives and accumulated depreciation for furniture, equipment and software are as follows:

Estimated Useful Life
Molds	3 to 7 years
Computers and Software	3 to 5 years

	June 30, 2009	December 31, 2008
Manufacturing Equipment- Molds	$35,263	$35,263
Accumulated Depreciation	(3,918)	(980)
Network/IT Equipment	7,595	7,595
Accumulated Depreciation	(1,899)	(633)
	$37,041	$41,245

During the six months ended June 30, 2009 the Company recorded $4,204 and $0 in depreciation expense respectively.

INVO BIOSCIENCE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 June 30, 2009
NOTE 5.  PATENTS

As of June 30, 2009 and December 31, 2008, the Company recorded the following patent balances:

	June 30, 2009	December 31, 2008
Total Patents	$77,743	$77,743
Accumulated Amortization	(12,167)	(9,351)
Patent costs, net	$65,576	$68,392

During the six months ended June 30, 2009 and 2008, the Company recorded $ 2,816 and $1,728, respectively in amortization expenses

NOTE 6  WORKING LINE OF CREDIT

At June 30, 2009, the Company had a $50,000 working capital line of credit with Century Bank with interest payable monthly at 0.24% above the bank’s prime lending rate.  On July 1, 2009 the rate was 3.74%, maturing May 31, 2010.  At June 30, 2009 and December 31, 2008, the balance outstanding on the line of credit was $50,000.

NOTE 7  NOTE PAYABLE AND OTHER RELATED PARTY TRANSACTIONS

On September 18, 2008, the Company entered into a related party transaction with Dr. Claude Ranoux.  Dr. Ranoux is the President, Director and Chief Scientific Officer of the Company.  Dr. Ranoux had loaned funds to the Company to sustain its operations since January 5, 2007 (inception).  Dr. Ranoux’s total cumulative investment at June 30, 2009 is $96,462 in INVO Bioscience.  On March 26, 2009, the Company and Dr Ranoux agreed to amend the agreement to a non-convertible note payable bearing interest at 5% per annum and extended the repayment date to March 31, 2010.  The Company and Dr. Ranoux can jointly decide to repay the loan earlier without prepayment penalties.

On March 5, 2009, the Company entered into a related party transaction with Kathleen Karloff the CEO and a Director of the Company.  Ms. Karloff provided a short-term loan in the amount of $75,000 at a 5% interest rate to the Company to fund operations. In May, Ms. Karloff  loaned the Company an additional $13,000 making her total cumulative investment at June 30, 2009,  $88,000  in INVO Bioscience, the note is due on September 15, 2009.

For the three months ended June 30, 2009 and 2008, the Company recorded $5,081 and $1,947 in interest expense respectively, 2008 was charged as an in-kind contribution.  Additionally for the six months ended June 30, 2009 and 2008, the Company recorded $10,431 and $4,026 in interest expense respectively, again with 2008 being charged as an in-kind contribution.

NOTE  8  STOCKHOLDERS’ EQUITY

For the period from January 5, 2007 (inception) through December 31, 2007, BioXcell (INVO Bioscience) issued 70,000 shares of common stock for $20,000, at $.2857/share.  This was retroactively restated to 24,991,379 shares due to the stock split on November 12, 2008 and the subsequent share exchange  on December 5, 2008.

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

On November 7, 2008, Our predecessor’s Board of Directors approved a 5-1 forward stock split (the “Forward Split”) of our Common Stock with a record date of November 10, 2008 for the Company’s issued and outstanding shares and not its authorized shares.  The Forward Split was payable on November 12, 2008.  Emy’s had 12,387,500 shares outstanding prior to the Forward Split and 61,937,500 shares outstanding thereafter.

INVO BIOSCIENCE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 June 30, 2009

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

In April, 2009, the Company received $45,000 against the outstanding stock subscription receivable.  As of June 30, 2009, $205,000 remains outstanding.

In May 2009, the Company issued an aggregate of 125,000 shares of Common Stock for services rendered totaling $15,500.

Since January 1, 2008, the Company has signed agreements in place for certain of its officers, executives and service providers of the Company.  As of December 31, 2008, a total of 303,500 shares of Common Stock and options to purchase an additional 637,000 (including 461,000 of employee incentive stock options) of the Company’s Common Stock were agreed to be issued.  As of June 30, 2009, the Company has not issued the committed shares but has recorded an accrued liability of $313,500.  As of June 30, 2009, the Company has not deemed the 637,000 options as granted until the plan is approved.

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

INVO BIOSCIENCE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 June 30, 2009

Transactions involving warrants are summarized as follows:
	Number of Shares	Weighted Average Price Per Share
Outstanding at January 5, 2007	-	$-
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding at December 31, 2007	-	$-
Granted	140,000	1.00
Exercised	-	-
Canceled or expired	-	-
Outstanding at December 31, 2008	140,000	$1.00
Granted	-	-
Exercised	-	-
Canceled or expired	70,000	1.00
Outstanding at June 30, 2009	70,000	$1.00

Aggregate intrinsic value of options outstanding and exercisable at June 30, 2009 was $0.  Aggregate intrinsic value represents the difference between the Company's closing stock price on the last trading day of the fiscal period, which was $0.11 as of June 30, 2009, and the exercise price multiplied by the number of options outstanding.  As of June 30, 2009, total unrecognized stock-based compensation expense related to stock options was $105,000.  During the quarters ended June 30, 2009 and 2008, the Company did not charge to operations the related expense to recognized stock-based compensation for the above stock options.

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

For income tax reporting purposes, the Company's aggregate unused net operating losses approximate $3,200,000, expire at various times through 2029, subject to limitations of Section 382 of the Internal Revenue Code, as amended.  The deferred tax asset related to the carry forward is approximately $540,000.  The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earning history of the Company, it is more likely than not that the benefits will not be realized.

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

On December 5, 2008 in conjunction with the closing of the share exchange, the Company signed a letter agreement with Lionshare Ventures LLC (“LSV”).  The terms of the letter agreement were such that LSV agreed to invest the balance of its original commitment to the Company dated May 19, 2008 for $450,000.  Thereafter, 2,000,000 shares of Common Stock were escrowed until the money was funded to the Company.  As of today, LSV has delivered $245,000 and the Company released 1,225,000 of the 2,000,000 common shares it held in escrow. On June 10, 2009 the Company and LSV agreed to extend the time period until December 5, 2009 in which LSV has to deliver the outstanding balance of $205,000.

INVO BIOSCIENCE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 June 30, 2009

On March 10, 2009, the Company entered into an agreement with Wakabayashi Fund, LLC of Tokyo, Japan for investor relation services focused on the Asian financial markets.

On April 17, 2009 the Company entered into an agreement with Red Chip Securities, Inc. of Alpharetta, Georgia to act as the Company’s investment banker and placement agent in assisting the Company in securing a private placement equity financing.  In May Red Chip changed its name to Moody Capital, Inc.

On June 5, 2009, the Company engaged Hallmark Investments, Inc. to act as its placement agent on an exclusive basis in connection a private placement bridge offering of convertible promissory notes for an aggregate principal amount of up to $500,000.  On July 15, 2009, the Company consummated the initial closing in the total principal amount of $100,000 to one accredited investor.  The Company expects to consummate additional closings for the bridge offering over the next 60 to 90 days, although no assurances can be made that the remaining amount of the bridge offering will be consummated.

C)	Anti-Dilution and Piggyback Registration Rights

On December 5, 2008, we entered into the Securities Purchase Agreement with the certain investors who have piggyback registration rights that permit them to register their Common Stock on certain registration statements filed by the Company.  In addition, pursuant to certain anti-dilution rights granted under the Securities Purchase Agreement to the investors, the Company may be obligated to issue additional shares of its Common Stock to the investors in the event it issues Common Stock to future investors at a per share purchase price less than $1.00.  The number of additional shares to be issued in such event is equal to that number of shares that the investors would have acquired at such price had that price been offered at the time of their original investment, minus the number of shares acquired in their original investment.  Further, pursuant to the letter agreement, Lionshare Ventures (LSV) and its managing member, Christopher Esposito, have agreed to forfeit to us, one share of our Common Stock for every two shares we would be required to issue up to the maximum of 562,500 shares, which number of shares are being held in escrow by us until December 5, 2010.

In July 2009, the Company executed a $100,000 convertible note in connection with the bridge offering discussed above which has a conversion price of $0.10,  in doing so the transition triggered the anti-dilution clause outlined above. The Company will be issuing 1,125,000 restricted shares of common stock to the investors that are parties to the Securities Purchase Agreement.  In addition the Company will take possession of  the 562,500 shares pledged by LSV to meet this obligation.

D)	Employee Agreements

Since January 1, 2008, the Company has signed nine employee agreements for officers, executives and employees of the Company.  Three of these agreements were with the founders of the Company.  The remaining six of the agreements were executed with executives and staff of the Company.  The Company agreed to issue options and shares of common stock of the Company.  Under the terms of these agreements, the shares and options are only issued the completion of the share exchange and the implementation of the Company’s employee stock plan.  The share exchange closed on December 5, 2008, however, the Company has yet to implement an employee stock plan.  The Company intends to implement an employee stock plan in the third quarter of 2009.  As of June 30, 2009, a total of 336,560 shares of Common Stock and options to purchase an additional 637,000 shares of the Company’s Common Stock have been promised but not issued.

NOTE 11  SUBSEQUENT EVENT

The Company commenced a private placement offering of convertible promissory notes for an aggregate principal amount of up to $500,000 (the “Bridge Offering”).  On July 15, 2009, the Company consummated the initial closing of the Bridge Offering in the total principal amount of $100,000 to one accredited investor. The Company expects to consummate additional closings for the Bridge Offering over the next 60 to 90 days, although no assurances can be made that the remaining amount of the Bridge Offering will be consummated.

Each Note bears interest, payable in shares of common stock, at a rate equal to 9-12% per annum from the date of issuance of each note until paid in full on the Maturity Date. The Initial Investor’s Note has a 12% interest rate. All outstanding principal and accrued interest under each note is payable on the first to occur of (i) one year following the original issue date or (ii) the follow-on financing of at least $2,500,000 (the “Maturity Date”). The Company can pre-pay the Note at any time without penalty or premium. The Notes are secured and carry detachable Common Stock purchase warrants.  The notes rank junior to the Company’s SBA $50,000 Century Bank Line of Credit Loan and shall rank senior in all respects to all other existing and future indebtedness of the Company.

The Notes are convertible into common stock  at a conversion price of $0.10 per common stock share. The Investor has the option to convert all or any portion of the principal amount of the note outstanding at any time, together with any accrued and unpaid interest hereunder into shares of common stock at the conversion price. Additionally under the Purchase Agreement (the “Purchase Agreement”), effective as of July 15, 2009, by and among the Company and the Initial Investor, as additional consideration for the investment in the Notes, The Company issued a warrant to  purchase the number of shares of Common Stock equal to 100% of the quotient of the principal amount of the note issued to such Investor divided by the Conversion Price, Price initially shall equal $0.10 per share and the exercise price of the Warrants shall equal $0.20 per share.  The Purchase Agreement also includes certain negative covenants of the Company, including, without limitation, limitations on:  incurring additional indebtedness and liens, transactions with affiliates and payment of dividends.

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

Overview

Our primary focus is the manufacture and sale of the INVO technology to assist infertile couples in having a baby.  In-vitro fertilization (IVF) is an effective treatment option for most infertile couples.  Our patented and proven INVOcell technology is an effective low cost alternative to current treatments.  It may be provided in a physician’s office and, therefore, may be offered by physicians around the world who do not have access to IVF facilities.  INVO uses a device, the INVOcell, which we currently price between $75-$225 to distributors in the developing countries around the world and $125-$300 in Europe and the U.S.  We can manufacture, assemble, package, sterilize and ship an INVOcell for less than $50.

Currently, we are establishing agreements with distributors and beginning to train physicians around the world in places such as Latin America, Europe, Africa and the Middle East.  While we penetrate the infertility markets in Europe and Canada along with certain developing countries, additionally we anticipate pursuing the completion of the FDA's “510(k)” process.  We have completed the first step for medical device companies who manufacture Class 2 devices and the filing of a Premarket Notification with the FDA (i.e., an FDA 510(k) submission).  Technically, the FDA does not “approve” Class 1 and 2 medical devices for sale in the U.S. they give “clearance” for them to be sold.  We are hoping to receive clearance to market in the U.S. by 2010 upon completion of our clinical trial.  However, there can be no assurance that we will receive such clearance by that date or ever.

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

During the three months ended June 30, 2009 the company continued to market its products in strategic markets utilizing its limited resources in the most economical fashion possible. We focused our efforts on South America and Europe as we see these as our best opportunities to quickly introduce the INVO procedure to many willing physicians requesting the product be brought into their area. During the period travel was reduced and planned in advance taking advantage of discounts reducing travel expenses considerably.  The Company actively participated in the 25th annual meeting of The European Society of Human Reproduction and Embryology (ESHRE) in June, setting the stage for introducing the INVOcell across Europe.  This annual meeting is the largest infertility conference of physicians in Europe and was felt to be a key component in gaining name recognition and viewed a success. During the period two employees left the organization and the Company is holding off hiring replacements until additional financial capital is raised. As a result revenues were slightly less than anticipated as we could not be in as many places as originally planned. The Company is continuing to actively take and plan sales and training trips it believes necessary to achieve its goals with the resources it has.

As of June 30, 2009, we require approximately $175,000 per month to fund our operations.  This amount may increase as we expand our sales and marketing efforts and develop new products and services; however, if we do not raise additional capital in the near future we will have to curtail our spending and downsize our operations.  Our cash needs are primarily attributable to funding sales and marketing efforts, strengthening our training capabilities, satisfying existing obligations and building an administrative infrastructure, including costs and professional fees associated with being a public company.

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

To support ongoing operations while seeking the above mentioned $5 million dollar capital raise the Company has also initiated a $500,000 convertible bridge loan agreement as identified in our Current Report on Form 8-K filed with the SEC on July 15, 2009.  The Company engaged Hallmark Investments, Inc. (“Hallmark”) to act as its placement agent on an exclusive basis in connection with this private placement. The Company expects this financing will meet its short term cash requirements while securing its larger private placement.

Our registered independent certified public accountants have stated in their report dated April 15, 2009, filed with the Company’s Annual report on form 10-K that the Company has a generated negative cash outflows from operating activities, experienced recurring net operating losses, and is dependent on securing additional equity and debt financing to support its business efforts.  These factors among others may raise substantial doubt about our ability to continue as a going concern.

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and results of operations are based upon the condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles as recognized in the United States of America.  The preparation of these financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and disclosure of contingent assets and liabilities.  Our estimates include those related to revenue recognition, the valuation of inventory, and valuation of deferred tax assets and liabilities, useful lives of intangible assets, warranty obligations and accruals.  We base our estimates on historical experience and on various other assumptions that management believes to be reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions or conditions.  For a complete description of accounting policies, see Note 1 to our financial statements included in our Form 10K for the year ended December 31, 2008.  There were no significant changes in critical accounting estimates.

Results of Operations

Three months ended June 30, 2009, compared to the three months ended June 30, 2008

Net Sales and Revenues

Net sales and revenue for the second quarter of 2009 increased 100% to $16,600 compared to no revenue for the same period in 2008.  The increase was due to starting international shipments of small orders to our newly signed distributors as well as direct shipments to physicians who want to use the INVOcell. The Company has received positive feedback and acceptance of the INVO procedure and INVOCell device almost instantaneously following the completion of an initial procedure.  The Company expects this trend to continue as we introduce the technology into our newly targeted countries over the next few months (i.e., Spain, Italy and Peru).  The Company expects revenues to grow slowly as we move into these new countries adding to our current customer base in Turkey, the Mid-East and Colombia.

Cost of Sales and Revenues

Cost of sales as a percentage of revenues for three months ended June 30, 2009 was 37%, there were no sales or corresponding cost of sales for the same period in 2008.  This is higher than we expect in the future as we are producing small lot quantities and have higher shipping costs per unit as a result of the small volume shipments.  Additionally, as we open new markets we are finding the need to provide samples of the INVOcell for demonstration and training, as markets mature this practice will not be necessary.    As the Company’s products become an accepted method of assisting couples with infertility, we expect to be manufacturing larger quantities of our devices that is expected to reduce our costs of sales.  .

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2009 were $444,000 as compared to $257,000 for the three months ended June 30, 2008.  Our higher general and administrative expenses in 2009 were due to starting to market our products and technology outside of the United States.  During the three months of 2008 the Company had three employees, just starting to take a salary in the third month of the quarter.  In 2009, the Company had grown to six employees all earning a salary as well as all the associated expenses that relates to them, including benefits and travel.  Salaries and benefits for the period were $211,000 compared to $39,000 for the same three months ending June 30 last year.  The Company incurred considerable travel costs as its employees continued to go across the globe to introduce the INVOcell and the INVO process to physicians and distributors in Europe and South America, travel related expenses for the three months ending June 30, 2009 were $48,000 compared to no expense in the same period during 2008.  The Company continued to protect its patent rights around the world with legal and filing fees totaling $11,600 for the three months ended June 30, 2009 compared to the $7,400 for the three months ended June 30, 2008.  Some of  the new expenses incurred by the Company during  the three months ended June 30, 2009 relate to being a public entity, including investor relations, insurance, accounting and legal costs,  which together were $55,000. For the three months ended June 30, 2008, $156,000 was spent on accounting services in preparing the Company’s books and records for its first external independent audit.  In the second quarter for the three months ended June 30, 2009 the Company started to invest some monies in marketing related activities in the amount of $27,000 for items such as making changes to its corporate website while developing a new design with an outside firm along with creating and printing brochures.

Research and Development Expenses

Research and development expenses were decreased to $0 for the three months ended June 30, 2009, as compared to $17,500 spent in the three months ended June 30, 2008.  The decrease in research and development expense was due to the Company’s belief that the product was fully ready for market as it is, and its limited resources were devoted to sales, marketing and training new distributors and customers

Interest Income and Expense, Net

The Company had net interest expense of $5,100 for the three months ended June 30, 2009, as compared to $1,900 for the three months ended June 30, 2008 as a result of having higher loans in 2009 versus 2008.

Six months ended June 30, 2009, compared to the six months ended June 30, 2008

Net Sales and Revenues

Net sales and revenue for the six months ending June 30, 2009 was $53,400 compared to no revenue for the same period in 2008. The increase was due to starting international shipments of small orders to our newly signed distributors as well as direct shipments to physicians who want to use the INVOcell.  The Company expects this trend to continue as we introduce the INVO technology into our targeted countries over the next few months including, Spain, Italy and Peru while continuing to nurture our current customer base in  the Mid-East and South America

Cost of Sales and Revenues

Cost of sales as a percentage of revenues for the six months ended June 30, 2009 was 50%.  This is significantly higher than we expect in the future as we are producing small lot quantities and have higher shipping costs per unit as a result of the small volume shipments.  There were no sales or costs for the comparative period of 2008 with which to compare our results.  As the Company’s products become an accepted method of assisting couples with infertility, we expect to  be manufacturing larger quantities of our devices that we expect will reduce our cost of sales.  Further, shipping larger quantities to distributors via common carriers will reduce our shipping costs.  Collectively, the Company anticipates that these volume discounts would reduce our cost of sales by approximately 50% down to 25%  compared to the 50% shown for the six months ended June 30, 2009.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended June 30, 2009 and 2008 were $1,101,000 and $296,000 respectively.  Our higher general and administrative expenses in 2009 were due to starting to market our products and technology outside of the United States.  During the six months of 2008, the Company had three employees, during which most of the period they did not take a salary.  In 2009 the Company had grown to six employees all earning a salary as well as all the associated expenses that relate to them, including benefits and travel.  Salaries and benefits for the period were $484,000 compared to $49,000 for the same period ending June 30 last year.  The Company incurred considerable travel costs as its employees continued to go across the globe to introduce the INVOcell and the INVO process to physicians and distributors in Europe and South America, travel related expenses for the six months ending June 30, 2009 $119,000 compared to nothing in the same period in 2008.  The Company continued to protect its patent rights around the world with legal and filing fees totaling $30,000 for the six months ended June 30, 2009 compared to the $18,000 for the six months ended June 30, 2008. . Some of  the new expenses incurred by the Company during  the six months ended June 30, 2009 relate to being a public entity, including investor relations, insurance, accounting and legal costs,  which together were $181,000. For the six months ended June 30, 2008, $156,000 was spent on accounting services in preparing the Company’s books and records for its first external independent audit.

Research and Development Expenses

Research and development expenses were decreased to $5,000 for the six months ended June 30, 2009, as compared to $17,500 spent in the six months ended June 30, 2008.  The decrease in research and development expense was due to the Company’s belief that the product was fully ready for market as it is, and its limited resources were devoted to sales, marketing and training new distributors and customers.

Interest Income and Expense, Net

The Company had net interest expense of $10,400 for the six months ended June 30, 2009, as compared to $4,000 for the six months ended June 30, 2008 as a result of having higher loans in 2009 versus 2008.

Income Taxes

The Company's aggregate unused net operating losses approximate $3,200,000, which expire at various times through 2029, subject to limitations of Section 382 of the Internal Revenue Code of 1986, as amended.  The deferred tax asset related to the carry forward is approximately $540,000.  The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earning history of the Company, it is more likely than not that the benefits will not be realized.

Liquidity and Capital Resources

As of June 30, 2009, we had $100 in cash and no cash equivalents.

Net cash used by operating activities was $349,000 for the six months ended June 30, 2009, compared to net cash used by operating activities of $159,000 for the six months ended June 30, 2008.  The increase in net cash used was due to the significant costs of staffing, compliance, introducing our products into new markets and the establishment of an Advisory Board and consulting in preparation of our FDA 510k submission.  In addition, all of the current employees have assisted INVO Bioscience in its funding requirements by deferring their salaries for the last four months ending June 30, 2009.

No cash was used during the first six months of 2009 in investing activities, compared to $7,300 cash used by investing activities for the same six months ended June 30, 2008.  The cash used during 2008 was for the purchase of patents to protect our proprietary products. During 2009 the Company is maintaining its current patents across the globe and currently does not believe it is necessary to expand any of them at this time.

Net cash provided by financing activities was $333,000 for the six months ended June 30, 2009, of that amount $88,000 was provided by a four month 5% loan by Kathleen Karloff, the Company’s CEO.  The remaining $245,000 was from Lionshare Ventures LLC per their subscription receivable agreement dated December 5, 2008 and revised on June 10, 2009 for the previous sale of Common Stock.  As of August 11, 2009, $205,000 is still due to the Company from Lionshare.

The Company maintains a $50,000 working capital line of credit with Century Bank.  Interest is payable monthly at the rate of 0.24% above the bank’s prime lending rate.  As of June 30, 2009, the rate was 3.74%.  This line of credit matures May 31, 2010.  At June 30, 2009 and December 31, 2008 the balance outstanding on the line of credit was $50,000.

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

 The Company’s existing cash resources, cash flow from operations and short-term borrowings on the existing credit line or from management will not provide adequate resources for supporting operations during fiscal 2009.  The Company is actively seeking the funding it needs to continue to execute its business plan.  It is doing so in two steps, first with a $500,000 10% convertible note bridge offering while it lines up a $5 million dollar Private Investment in a Public Entity (PIPE) Common Stock offering.   On July 15, 2009, the Company consummated the initial closing of the bridge offering in the total principal amount of $100,000 to one accredited investor. Although there can be no assurance that we will find additional sources of funding, management believes that it will be able to find sources of funds on commercially acceptable terms.  However, if we do not raise additional capital in the near future we will have to further curtail our spending and downsize our operations.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risks

Not Applicable

Item 4.  Controls and Procedures

4a.   Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2009, the end of the fiscal period covered by this Form 10Q.  We maintain disclosure controls and procedures that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.   Based upon that evaluation and the identification of the material weakness in the Company’s internal control over financial reporting as of December 31, 2008 (described below) which has not been remediated as of of the end of the period covered by this Quarterly Report, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were ineffective as of the end of the period covered by this Quarterly Report.

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

ITEM 2.       Unregistered Issuance of Equity Securities and Use of Proceeds

During the period covered by this Report, the Company issued 83,333 shares of restricted Common Stock for investor relations services in Asia to Wakabayashi Fund, LLC, 75,000 shares of restricted Common Stock to Moody Capital (formerly Red Chip Securities) for acting as a non-exclusive agent for the Company in securing future capital for INVO Bioscience and 50,000 shares of restricted Common Stock were issued to Investor Awareness, Inc. for investor relations services in the United States.  We claimed the exemption from registration set forth in Section 4(2) of the Securities Act and the rules there under, as private transactions not involving a public distribution.  The facts we relied upon to claim the exemption include: (i) Wakabayashi Fund, LLC, Moody Capital and Investor Awareness all represented that they acquired the shares from the Company for investment and not with a view to distribution to the public; (ii) each certificate issued for unregistered securities contains a legend stating that the securities have not been registered under the Securities Act and setting forth the restrictions on the transferability and the sale of the securities; (iii) Wakabayashi Fund, LLC , Moody Capital and Investor Awareness all represented that they are accredited investors and familiar with our business activities; and (iv) Wakabayashi Fund, LLC, Moody Capital and Investor Awareness were all given full and complete access to any corporate information they requested.

ITEM 3.      Defaults Upon Senior Securities

None.

ITEM 4.      Submission of Matters to a Vote of Security Holders

None.

ITEM 5.      Other Information

None.

ITEM 6.      Exhibits

10.1	Form of Senior Secured Convertible Promissory Note(1)
10.2	Form of Purchase Agreement(1)
10.3	Form of Warrant Purchase Agreement(1)
10.4	Hallmark Investments, Inc. Agreement(1)

10.5	Kathleen Karloff Revised Loan Agreement
10.6	Lionshare Ventures Revised Agreement

31.1	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32.0	Certifications of Principal Executive Officer and Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Incorporated by reference to our Current Report Form 8-K filed with the SEC on July 15, 2009

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 14, 2009.

INVO Bioscience, Inc.

Date: August 14, 2009	By:	/s/Kathleen Karloff
Kathleen Karloff
Chief Executive Officer (Principal Executive Officer)
Date: August 14, 2009	By:	/s/ Robert J. Bowdring
Robert J. Bowdring
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

10.1	Form of Senior Secured Convertible Promissory Note(1)
10.2	Form of Purchase Agreement(1)
10.3	Form of Warrant Purchase Agreement(1)
10.4	Hallmark Investments, Inc. Agreement(1)

10.5	Kathleen Karloff Revised Loan Agreement
10.6	Lionshare Ventures Revised Agreement

31.1	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32.0	Certifications of Principal Executive Officer and Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Incorporated by reference to our Current Report Form 8-K filed with the SEC on July 15, 2009