Form 10-Q
period 2009-09-30
INVO Bioscience, Inc.
filed 2009-11-16
CIK 1417926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Shares of Common Stock, par value $.0001 per share:  55,959,833 shares outstanding as of November 13, 2009.

INVO Bioscience, Inc.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2009

PART I.  FINANCIAL INFORMATION

ITEM I.  Financial Statements

INVO BIOSCIENCE, INC.
(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of September 30, 2009	As of December 31, 2008
	(unaudited)
Assets
Current Assets:
Cash	$194,405	$15,716
Accounts receivable, net	66,889	34,195
Other receivable	-	7,500
Inventory	66,545	70,722
Prepaid expenses	11,250	73,785
Total current assets	339,089	201,918
Property and equipment, net	34,939	41,245
Other Assets:
Capitalized patents, net	64,167	68,392
Total other assets	64,167	68,392
Total assets	$438,195	$311,555

Liabilities and Stockholders' Deficiency
Current Liabilities:
Accounts payable	$650,193	$226,861
Accrued expenses and salaries	561,583	614,799
Notes payable- related party	158,462	-
Line of credit	50,000	50,000
Convertible notes, net of debt discount of $543,023 and $0, respectively	1,977	-
Derivative liabilities	3,593,414	-
Total current liabilities	5,015,629	891,660

Long Term Liabilities:
Note payable - related party	-	96,462
Total long term liabilities	-	96,462
Total liabilities	5,015,629	988,122

Commitments and Contingencies
Stockholders' Deficiency:
Preferred Stock, $.0001 par value; 100,000,000 shares authorized; no shares issued and outstanding	-	-
Common Stock, $.0001 par value; 200,000,000 shares authorized; 55,247,833 and 53,620,000 issued and outstanding as of September 30, 2009 and December 31, 2008, respectively.	5,525	5,362
Additional paid-in capital	2,208,353	1,855,565
Stock subscription receivable	(205,000)	(450,000)
Accumulated deficit during the development stage	(6,586,312)	(2,087,494)
Total stockholders' deficiency	(4,577,434)	(676,567)
Total liabilities and stockholders' deficiency	$438,195	$311,555

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INVO BIOSCIENCE, INC.
(A DEVELOPMENT STAGE COMPANY)

 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited)

	Three months ended September 30, 2009	Three months ended September 30, 2008	From January 5, 2007 (Inception) to September 30, 2009
Revenue:
Product Revenue	$2,852	$-	$94,292
Cost of Goods Sold:
Product Costs	3,682	1,765	40,616
Gross Margin:	(830)	(1,765)	53,676
Operating Expenses:
Research and development		(17,500)	90,061
Selling, general and administrative	293,588	365,121	3,409,367
Total Operating Expenses	293,588	347,621	3,499,428
Loss from operations	(294,418)	(349,386)	(3,445,752)
Other Expenses:

Change in fair value of derivative liability	380,036		380,036

Interest and financing expenses	2,734,579	1,907	2,760,524

Total other expenses	3,114,615	1,907	3,140,560
Loss before income taxes	(3,409,033)	(351,293)	(6,586,312)
Provisions for income taxes	-	-	-
Net Loss	$(3,409,033)	$(351,293)	$(6,586,312)
Basic and diluted net loss per weighted average shares of Common Stock	$(0.06)	$(0.01)
Basic and diluted Weighted average number of shares of Common Stock	54,114,000	36,419,937	-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INVO BIOSCIENCE, INC.
(A DEVELOPMENT STAGE COMPANY)

 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited)

	Nine months ended September 30, 2009	Nine months ended September 30, 2008	From January 5, 2007 (Inception) to September 30, 2009
Revenue:
Product Revenue	$56,298	$-	$94,292
Cost of Goods Sold:
Product Costs	30,528	1,765	40,616

Gross Margin:	25,770	(1,765)	53,676
Operating Expenses:
Research and development	4,950	-	90,061
Selling, general and administrative	1,394,592	660,875	3,409,367
Total Operating Expenses	1,399,542	660,875	3,499,428
Loss from operations	(1,373,772)	(662,640)	(3,445,752)

Other Expenses:
Change in fair value of derivative liability	380,036		380,036
Interest and financing expenses	2,745,010	5,933	2,760,524
Total other expenses	3,125,046	5,933	3,140,560

Loss before income taxes	(4,498,818)	(668,573)	(6,586,312)

Provisions for income taxes	-	-	-

Net Loss	$(4,498,818)	$(668,573)	$(6,586,312)

Basic and diluted net loss per weighted average shares of Common Stock	$(0.08)	$(0.02)
Basic and diluted Weighted average number of shares of Common Stock	53,849,481	32,493,732

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INVO BIOSCIENCE, INC
(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the nine months ended September 30, 2009	For the nine months ended September 30, 2008	From January 5, 2007 (Inception) to September 30, 2009

Net Loss	$(4,498,818)	$(668,573)	$(6,586,312)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash stock compensation issued for services	352,950	13,051	404,535
In kind contribution to employees	-	160,821	251,686
Bad debt expense	2,600	-	6,400
Interest expense - related party	4,168	3,690	10,156
Depreciation and amortization	10,531	8,952	24,192
Derivative liabilities	3,050,391	-	3,050,391

Changes in operating assets and liabilities:
Receivables	(35,294)	-	(73,289)
Inventories	4,177	(22,340)	(66,545)
Prepaid expenses and other current assets	70,035	(15,486)	(23,100)
Accounts payable	423,332	112,705	649,922
Accrued salaries	407,355	-	407,355
Other accrued expense	(464,738)	32,123	88,626
Net cash used in operating activities	(673,311)	(375,057)	(1,855,982)

Cash flows from investing activities:
Purchase of equipment	-	(23,801)	(42,858)
Purchase of intangible assets	-	(20,384)	(77,742)
Net cash used in investing activities	-	(44,185)	(120,600)

Cash flows from financing activities:
Proceeds from demand note payable	-	779	50,000
Proceeds from convertible loan	545,000	-	545,000
Proceeds from loan payable- insurance	-	-	70,587
Proceeds from loan payable- related party	88,000	2,916	190,889
Repayment of loan payable- related party	(26,000)	-	(32,427)
Proceeds from issuance of Common Stock	-	442,000	1,101,938
Proceeds from subscription receivable	245,000	-	245,000
Net cash provided by financing activities	852,000	445,695	2,170,987

Net increase in cash and cash equivalents	$178,689	$26,453	$194,405

Cash and cash equivalents at beginning of period	$15,716	$-	$-

Cash and cash equivalents at end of period	$194,405	$26,453	$194,405

Supplemental disclosure of non-cash financing activity:
Cash paid for interest	$18,538	$5,933	$25,945
Cash paid for taxes	$456	$-	$456

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

 INVO BIOSCIENCE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 September 30, 2009
(unaudited)

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A)              Description of Business

INVO Bioscience, Inc. (“the Company”) offers novel solutions in assisted reproductive technologies while expanding geographic and affordable access to the global reproductive health care community.  Our primary focus is the manufacture and sale of the INVOcell device and the INVO technology to assist infertile couples in having a baby.    We designed our INVOcell device and our INVO procedure to provide an alternative infertility treatment for the patient and the clinician.  The INVO procedure is less expensive and simpler to perform than most comparable infertility treatments currently.  The simplicity of the INVO procedure relates to the ability to potentially perform the INVO procedure in a physician’s practice rather than in a specialized facility at a much lower cost overall than current infertility treatments.

We believe that the INVO procedure will make infertility treatment more readily available throughout the world.  The INVO procedure is significantly less costly than conventional IVF.  The INVOcell device and INVO procedure facilitates conception and embryo development inside the woman's body, rather than in a dish in a laboratory, which is an attractive feature for most couples.

We are a development stage company, as defined by Accounting Standards Codification (“ASC”) Topic 915, “Accounting and Reporting by Development Stage Enterprise” formerly (“SFAS”) No. 7.  The Company’s activities during our development stage to date has included developing the business plan, seeking regulatory clearance in the European Union and the United States, raising capital, conducting beta tests, sales and marketing of the INVOcell device and offering instructions in the INVO technique to doctors in numerous foreign countries.

Through September 30, 2009, we have generated minimal sales revenues, have incurred significant expenses and have sustained losses.  Consequently, our operations are subject to all of the risks inherent in the establishment of a new business enterprise.

In May 2008, the Company received notice that the INVOcell product meets all the essential requirements of the relevant European Directive(s), and received CE Marking.  The CE marking (also known as CE mark) is a mandatory conformity mark on many products placed on the single market in the European Economic Area (EEA).  The CE marking (an acronym for the French “Conformité Européenne”) certifies that a product has met EU health, safety and environmental requirements, which ensure consumer safety.  With CE marking, the Company possesses the regulatory authority to distribute its product in the European Economic Area, provided we comply with local registration requirements as discussed herein (i.e., the European Union, Canada, Australia, New Zealand and most parts of the Middle East).  The Company has sold approximately 900 INVOcell units through September 30, 2009.

(B)              Basis of Presentation

On December 5, 2008, the Company completed a share exchange with Emy’s Salsa Aji Distribution Company, Inc. (“Emy’s”), a publicly registered shell corporation with no significant assets or operations.  Emy’s was incorporated on July 11, 2005, under the laws of the State of Nevada under the name Certiorari Corp.  In connection with the share exchange, INVO Bioscience became Emy’s wholly-owned subsidiary and the INVO Bioscience Shareholders acquired control of Emy’s.

The Company accounted for the transaction as a recapitalization and the Company is the surviving entity.  In connection with the share exchange, Emy’s shareholders retained 14,937,500 shares.  Effective with the Agreement, all previously outstanding shares of common stock owned by the Company's shareholders were exchanged for an aggregate of 38,307,500 shares of Emy’s common stock.  Effective with the Agreement, Emy’s changed its name to INVO Bioscience, Inc.

All references to “Common Stock,” “share” and “per share” amounts have been retroactively restated to reflect the exchange ratio of 357.0197 shares of INVO Bioscience common stock for one share of Emy’s common stock outstanding immediately prior to the merger as if the exchange had taken place as of the beginning of the earliest period presented.

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

INVO BIOSCIENCE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 September 30, 2009
(unaudited)

(C)              Significant Accounting Policies

The financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and disclosures included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our 2008 Annual Report filed on Form 10-K on April 15, 2009.  The condensed consolidated balance sheet as of December 31, 2008 was derived from the audited financial statements for the year then ended.

In the opinion of the Company, all adjustments necessary to present fairly our financial position and the results of our operations and cash flows have been included in the accompanying unaudited condensed consolidated financial statements.  The results of operations for interim periods are not necessarily indicative of the expected results for the year ended December 31, 2009.

Use of Estimates

The preparation of interim Consolidated Financial Statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and the accompanying notes.  Actual results could differ materially from these estimates.  On an ongoing basis, we evaluate our estimates, including those related to accounts receivable, fair values of financial instruments, fair values of intangible assets and goodwill, useful lives of intangible assets, property, and equipment, fair values of stock-based awards, and income taxes, among others.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.  As of September 30, 2009, and December 31, 2008, the Company had $194,400 and $15,700 in cash equivalents, respectively.

(D)             Effect of Recent Accounting Pronouncements

With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the three and nine months ended September 30, 2009, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, that are of significance, or potential significance to the Company.

On July 1, 2009, the Financial Accounting Standards Board (“FASB”) launched the FASB Accounting Standards Codification (“ASC”) 105, Generally Accepted Accounting Principles (“ASC 105” and formerly referred to as FAS 168). ASC 105, establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.

GAAP is not intended to be changed as a result of the FASB’s Codification project, but it will change the way the guidance is organized and presented. As a result, these changes will have a significant impact on how companies reference GAAP in their financial statements and in their accounting policies for financial statements issued for interim and annual periods ending after September 15, 2009.

In June 2008, the FASB ratified EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (EITF 07-5, included in ASC 815-40). EITF 07-5 mandates a two-step process for evaluating whether an equity-linked financial instrument or embedded feature is indexed to the entity’s own stock. It is effective for fiscal years beginning on or after December 15, 2008. The adoption of EITF 07-5 had a significant effect on our consolidated condensed financial statements (see Note 10).

 INVO BIOSCIENCE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 September 30, 2009
(unaudited)

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”).  SFAS 167, which amends ASC 810-10,  Consolidation  (“ASC 810-10”), prescribes a qualitative model for identifying whether a company has a controlling financial interest in a variable interest entity (“VIE”) and eliminates the quantitative model prescribed by ASC 810-10.  The new model identifies two primary characteristics of a controlling financial interest: (1) provides a company with the power to direct significant activities of the VIE, and (2) obligates a company to absorb losses of and/or provides rights to receive benefits from the VIE.  SFAS 167 requires a company to reassess on an ongoing basis whether it holds a controlling financial interest in a VIE.  A company that holds a controlling financial interest is deemed to be the primary beneficiary of the VIE and is required to consolidate the VIE.  SFAS 167, which is referenced in ASC 105-10-65, has not yet been adopted into the Codification and remains authoritative.  This statement is effective for fiscal years beginning after November 15, 2009.  The Company plans to adopt SFAS 167 effective January 1, 2010.  The adoption of SFAS 167 is not expected to have a material impact on the Company’s financial position and results of operations.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets (“SFAS 166”).  SFAS 166 removes the concept of a qualifying special-purpose entity from ASC 860-10,  Transfers and Servicing (“ASC 860-10”), and removes the exception from applying ASC 810-10.  This statement also clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting.  SFAS 166, which is referenced in ASC 105-10-65, has not yet been adopted into the Codification and remains authoritative.  This statement is effective for fiscal years beginning after November 15, 2009.  The Company plans to adopt SFAS 166 effective January 1, 2010.  The adoption of SFAS 166 is not expected to have a material impact on the Company’s financial position and results of operations.

NOTE 2.  GOING CONCERN

As reflected in the accompanying unaudited condensed consolidated financial statements, the Company is in the development stage and commenced operations December 2008.  The Company had a net operating loss for the quarter of $294,000  and a net loss of $3,409,000 and has a cumulative net operating loss of $3,446,000 and a net loss of $6,586,000, a working capital deficiency of $4,677,000, a stockholder deficiency of $4,577,000 and cash used in operations of $673,000 for the nine months ended September 30, 2009.  This raises substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.

The Company’s development activities since inception have been financially sustained through stockholder loans and contributions to the Company and issuance of our Common Stock and convertible notes in private placements. The Company expects to raise additional funding to continue its operations through additional loans and issuances of additional shares of Common Stock and other securities.

NOTE 3.  INVENTORY

As of September 30, 2009 and December 31, 2008, the Company recorded the following inventory balances:

	September 30, 2009	December 31, 2008
Raw Materials	$-	$-
Work in Process	49,507	55,465
Finished Goods	17,038	15,257
Total Inventory	$66,545	$70,722

INVO BIOSCIENCE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 September 30, 2009
(unaudited)

NOTE 4.  PROPERTY AND EQUIPMENT

The estimated useful lives and accumulated depreciation for furniture, equipment and software are as follows:

Estimated Useful Life
Molds	3 to 7 years
Computers and Software	3 to 5 years

	September 30, 2009	December 31, 2008
Manufacturing Equipment- Molds	$35,263	$35,263
Accumulated Depreciation	(5,387)	(980)
Network/IT Equipment	7,595	7,595
Accumulated Depreciation	(2,532)	(633)
	$34,939	$41,245

During the nine months ended September 30, 2009 and 2008, the Company recorded $6,307 and $0 in depreciation expense respectively.

NOTE 5.  PATENTS

As of September 30, 2009 and December 31, 2008, the Company recorded the following patent balances:

	September 30, 2009	December 31, 2008
Total Patents	$77,743	$77,743
Accumulated Amortization	(13,576)	(9,351)
Patent costs, net	$64,167	$68,392

During the nine months ended September 30, 2009 and 2008, the Company recorded $4,225 and $2,591, respectively in amortization expenses

NOTE 6.  WORKING LINE OF CREDIT

At September 30, 2009, the Company had a $50,000 working capital line of credit with Century Bank with interest payable monthly at 0.24% above the bank’s prime lending rate.  On September 30, 2009, the interest rate was 3.74%.  The line of credit is set to mature on May 31, 2010.  At September 30, 2009 and December 31, 2008, the balance outstanding on the line of credit was $50,000.

NOTE 7.  CONVERTIBLE NOTES

During the three months ended September 30, 2009, the Company issued convertible notes payable (“Bridge Notes”) to investors in the aggregate amount of $545,000.  The Bridge Notes carry interest rates ranging from 10-12% and are due in full in one year from the date of issuance.  The Bridge Notes and accrued interest are convertible into Common Stock of the Company at a conversion price of $0.10 per share, subject to adjustments. In addition to the Bridge Notes, the Company issued warrants to purchase 5,750,000 shares of the Company’s Common Stock at a price of $0.20 per share (see Note 9).  Pursuant to the guidance of ASC 470-20-30 (formerly referred to as EITF 00-27), the Company valued the conversion  feature of the Bridge Notes and the warrants issued as consideration for the notes payable via the Black-Scholes valuation method.  The total fair value calculated for the conversion feature was $1,493,710, which is recorded as a derivative liability on the Company’s balance sheet (see note 10). Of this amount, $152,370 was allocated to the discount on the Bridge Notes and $1,341,340 was charged to operations.  The total fair value calculated for the warrants was $1,614,948, which is recorded as a derivative liability on the Company’s balance sheet (see note 10).  Of this amount, $392,630 was allocated to the discount on the Bridge Notes, and $1,222,318 was charged to operations.  The aggregate discount on the Bridge Notes was $545,000, and the aggregate amount charged to operations was $2,563,658.

The discount of $545,000 will be amortized to interest expense over the one year term of the Bridge Notes using the effective interest method. During the three and nine months ended September 30, 2009, the Company recorded $1,977 amortization expense of the discount on the Bridge Notes.  Interest in the aggregate amount of $6,117 was accrued on the Bridge Notes during the three and nine months ended September 30, 2009.

INVO BIOSCIENCE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 September 30, 2009
(unaudited)

NOTE 8.  NOTE PAYABLE AND OTHER RELATED PARTY TRANSACTIONS

On September 18, 2008, the Company entered into a related party transaction with Dr. Claude Ranoux, the President, Director and Chief Scientific Officer of the Company.  Dr. Ranoux had loaned funds to the Company to sustain its operations since January 5, 2007 (inception).  Dr. Ranoux’s total cumulative loans at September 30, 2009 were $70,462.  On March 26, 2009, the Company and Dr. Ranoux agreed to amend the agreement to a non-convertible note payable bearing interest at 5% per annum and extended the repayment date to March 31, 2010.  The Company and Dr. Ranoux can jointly decide to repay the loan earlier without prepayment penalties.  During the three months and nine months ended September 30, 2009, $26,000 was repaid on the principal of the loan.

On March 5, 2009, the Company entered into a related party transaction with Kathleen Karloff, the Chief Executive Officer and a Director of the Company.  Ms. Karloff provided a short-term loan in the amount of $75,000 bearing interest at 5% per annum to the Company to fund operations.  In May 2009, Ms. Karloff loaned to the Company an additional $13,000, making her total cumulative loan $88,000 as of September 30, 2009.  This note was due on September 15, 2009, which has since been extended to March 4, 2010.

For the three months ended September 30, 2009 and 2008, the Company recorded $14,224 and $1,907 in interest expense respectively.  Additionally, for the nine months ended September 30, 2009 and 2008, the Company recorded $24,655 and $5,933 in interest expense respectively, with $3,690 of the 2008 expense being charged as an in-kind contribution.

NOTE 9.  STOCKHOLDERS’ EQUITY

Common Stock

For the period from January 5, 2007 (inception) through December 31, 2007, Bio X Cell, Inc., formerly a Commonwealth of Massachusetts corporation doing business as INVO Bioscience before the merger with Emy’s, issued 70,000 shares of Common Stock for $20,000, at $.2857/share.  The 70,000 shares were retroactively restated to 24,991,379 shares following the stock split on November 12, 2008 and the subsequent share exchange on December 5, 2008.

On December 29, 2008, the Company filed amended and restated articles of incorporation with the Secretary of State of Nevada.  The Company’s authorized capital stock was changed from 75,000,000 shares, all of which were shares of Common Stock, par value $.0001 per share, to authorized Common Stock of 200,000,000 shares, par value $.0001, and 100,000,000 newly created shares of undesignated preferred stock, par value $.0001.

On November 7, 2008, Emy’s Board of Directors approved a 5-1 forward stock split (the “Forward Split”) of Common Stock with a record date of November 10, 2008 for the Company’s issued and outstanding shares.  The Forward Split was effective on November 12, 2008.  Emy’s had 12,387,500 shares of Common Stock outstanding before the Forward Split and 61,937,500 shares outstanding thereafter.

The Company had 61,937,500 shares issued and outstanding immediately before the Share Exchange.  Pursuant to the Share Exchange Agreement, certain shareholders of Emy’s agreed to cancel 47,000,000 shares of Emy’s Common Stock and Emys agreed to issue 38,307,500 newly-issued shares of Common Stock to INVO Bioscience shareholders.  As of December 5, 2008, and immediately after Closing, an aggregate of 53,245,000 shares of Common Stock were outstanding, including shares issued pursuant to the Closing.

Directly following the consummation of the Share Exchange Agreement transaction, on the day of the Closing, we entered into the Securities Purchase Agreement with investors pursuant to which, the investors contributed $375,000 in exchange for 375,000 shares of our Common Stock at a price of $1.00 per share.  The investors have piggyback registration rights that permit them to register their Common Stock on any registration statement filed by the Company, as well as anti-dilution protection per section 7.5.

As of the Closing, Lionshare Ventures, Inc.(LSV), a shareholder in INVO Bioscience  and  the Company executed a pledge agreement between the two parties reaffirming LSV‘s original agreement dated May 18, 2008, the outstanding balance as of the original agreement was $450,000 for shares of Common Stock previously issued but not paid for noted in the Company’s financial statements as a subscription receivable in its equity section of the balance sheet.  On June 10, 2009, the two parties executed an extension of the time in which the balance outstanding of $205,000 was to be paid, the date is now December 5, 2009, 775,000 shares of Common Stock are being held in escrow until the balance is paid.

In the same pledge agreement between the Company and LSV dated December 5, 2008, LSV committed to forfeiting a maximum of 562,500 Common Stock shares if the Company is required to issue additional shares of Common Stock per the anti-dilution clause (section 7.5) of the Securities Purchase Agreement mentioned previously.

INVO BIOSCIENCE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 September 30, 2009
(unaudited)

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

During the 3 months ended March 30, 2009,  the Company received $200,000 against the outstanding stock subscription receivable.

In April 2009, the Company received $45,000 against the outstanding stock subscription receivable.  As of September 30, 2009, $205,000 remains outstanding.

In May 2009, the Company issued an aggregate of 125,000 shares of Common Stock for services rendered totaling $15,500.

In September 2009, the Company issued an aggregate of 1,125,000 shares of Common Stock in connection with the execution by the Company of a $100,000 convertible note as part of a bridge offering, as discussed on the Company’s  Current Reports on Form 8-K filed July 17, 2009 and September 17, 2009.  The convertible notes have a conversion price of $0.10.  This transaction triggered the anti-dilution clause of the Securities Purchase Agreement executed on December 5, 2008 with the certain investors.  In addition, the Company took possession of the 562,500 shares pledged by Lionshare Ventures to meet this obligation, resulting in a net issuance of 562,500 shares of Common Stock.

In September 2009, the Company issued an aggregate of 857,000 shares of Common Stock for services rendered totaling $299,950.

Since January 1, 2008, the Company has signed agreements to compensate certain of its officers, employees and service providers with Common Stock or options to acquire Common Stock.  As of December 31, 2008, a total of 857,000 shares of Common Stock and options to purchase an additional 440,000 shares of Common Stock were agreed to be issued.  As of September 30, 2009, the Company has issued the 857,000 shares of Common Stock against its previously recorded accrued liability.  However, as of September 30, 2009, the Company has terminated 70,000 of the options and promised an additional 300,000 to  two employees hired during 2009 bringing the total  to 670,000 as of this date.   The Company has not yet adopted a formal stock option plan and, consequently, the options to purchase 670,000 shares of Common Stock are deemed not yet issued.

Non-Statutory Stock Options

The following table summarizes the changes in stock options outstanding and the related prices for the shares of the Company’s Common Stock issued.  These options were agreed to be issued in lieu of cash compensation for services performed.

	Options Outstanding		Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Number Exercisable	Weighted Average Exercise Price
$1.00	70,000	2.9	$-	$-

Transactions involving options are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2007	-	$-
Granted	140,000	1.00
Exercised	-	-
Canceled or expired	-	-
Outstanding at December 31, 2008	140,000	$1.00
Granted	-	-
Exercised	-	-
Canceled or expired	70,000	1.00
Outstanding at September 30, 2009	70,000	$1.00

INVO BIOSCIENCE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 September 30, 2009
(unaudited)

Aggregate intrinsic value of options outstanding and exercisable at September 30, 2009 was $23,800.  Aggregate intrinsic value represents the difference between the Company's closing stock price on the last trading day of the fiscal period, which was $0.34 as of September 30, 2009, and the exercise price multiplied by the number of options outstanding.  As of September 30, 2009, total unrecognized stock-based compensation expense related to stock options was $105,000.  During the quarters ended September 30, 2009 and 2008, the Company did not charge to operations the related expense to recognized stock-based compensation for the above stock options.

Warrants
During the three months ended September 30, 2009, the Company issued warrants to purchase 5,750,000 shares of Common Stock pursuant to the Bridge Notes (see note 7) agreement. The warrants have an exercise price, of $0.20 per share.  The warrants are exercisable any time after the issue date, and have a term ranging from 3 to 5 years from the date of issuance.  These warrants were valued using the guidance of ASC 470-20-30 (formerly referred to as EITF 00-27), via the Black-Scholes valuation method resulting in a value of $1,614,948 and were recorded as a derivative liability on the Company’s balance sheet (see note 10).

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's Common Stock issued to non-employees of the Company. These warrants were granted in lieu of cash compensation for services performed or financing expenses and in connection with placement of convertible debentures.

Warrants Outstanding			Warrants Exercisable
		Weighted			Weighted
		Average	Weighted		Average
		Remaining	Average		Remaining
Exercise	Number	Contractual	Exercise	Number	Contractual
Prices	Outstanding	Life (years)	Price	Exercisable	Life (years)
$0.20	5,750,000	4.09	$0.20	5,750,000	4.09
	5,750,000	4.09		5.750,000	4.09

 Transactions involving warrants are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2008	-	$-
Granted	5,750,000	0.20
Exercised	-	-
Cancelled or expired	-	-
Outstanding at September 30, 2009	5,750,000	$0.20

INVO BIOSCIENCE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 September 30, 2009
(unaudited)

The estimated value of the compensatory warrants granted to non-employees in exchange for financing expenses was determined using the Black-Scholes pricing model and the following assumptions:

September 30,
2009
Expected volatility	309-275%
Expected life (years)	3-5
Risk free interest rate	0.18-0.26%
Forfeiture rate	-
Dividend rate	-

NOTE 10.  Derivative Liability

In June 2008, the Financial Accounting Standards Board (“FASB”) ratified Emerging Issues Task Force (“EITF”) Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to Entity’s Own Stock (“EITF 07-5, included in ASC 815-40”).  ASC 815-40 mandates a two-step process for evaluating whether an equity-linked financial instrument or embedded feature is indexed to the entity’s own stock.  As disclosed in Note 7, during the nine months ended September 30, 2009, the Company entered into short term convertible loans with attached warrants which contain a strike price adjustment feature.  Upon the Company’s adoption of ASC 815-40, this resulted in the instruments no longer being considered indexed to the Company’s own stock.  Accordingly, adoption of ASC 815-40 changed the current classification (from equity to liability) and the related accounting for these warrants outstanding as of September 30, 2009.   During the third quarter of 2009, the liability was adjusted for warrants exercised and the change in fair value of the warrants.  In accordance with ASC 815-40, a derivative liability of $3,593,414 related to the loan conversion feature and warrants is included in our unaudited condensed consolidated balance sheet as of September 30, 2009.  During the three and nine months ended September 30, 2009, we recorded an expense of $380,000 related to the change in fair value of the loan conversion feature and warrants.  During the three and nine months ended September 30, 2009, we recorded an expense of  $2,563,658 related to the expense in excess of the discount on loan conversion feature and warrants.

As a result of the adoption of ASC 815-40, the Company is required to disclose the fair value measurements required by ASC 820 (formerly SFAS No. 157), “Fair Value Measurements and Disclosures.” The other liabilities recorded at fair value in the balance sheet as of September 30, 2009 are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels, defined by ASC 820 are directly related to the amount of subjectivity associated with the inputs to fair valuations of these liabilities are as follows:

Level 1 —	Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date;

Level 2 —	Inputs other than Level 1 inputs that are either directly or indirectly observable; and

Level 3 —	Unobservable inputs, for which little or no market data exist, therefore requiring an entity to develop its own assumptions.

The following table summarizes the financial liabilities measured at fair value on a recurring basis as of September 30, 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

				Liabilities
	Level 1	Level 2	Level 3	at fair value
Line of credit and Notes payable – related party Convertible notes	$208,500	$-	$545,000	$753,500
Derivative liability	-	-	3,593,400	3,593,400
Total	$208,500	$-	$4,138,400	$4,346,900

INVO BIOSCIENCE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 September 30, 2009
(unaudited)

In accordance with EITF 07-5, we calculated the fair value of the loan conversion features and warrants using the Black–Scholes–Merton valuation model.  The assumptions used in the Black-Scholes-Merton valuation model were as follows:

September 30,
2009
Expected volatility	309-275%
Expected life (years)	3-5
Risk free interest rate	0.18-0.26%
Forfeiture rate	-
Dividend rate	-

Expected volatility is based primarily on historical volatility. Historical volatility was computed using daily pricing observations for the recent two years.  The Company believes this method produces an estimate that is representative of the Company’s expectations of future volatility over the expected term of the notes and warrants. The Company currently has no reason to believe future volatility over the expected remaining life of the notes and warrants is likely to differ materially from historical volatility. The expected life is based on the remaining term of the notes and warrants. The risk-free interest rate is based on U.S. Treasury securities according to the remaining term of the notes and warrants. The Company has not, and does not intend to, issue dividends; therefore, the dividend yield assumption is 0.

NOTE 11.  INCOME TAXES

The Company has adopted Accounting Standard Codification (“ASC”) Topic 740, formerly Financial Accounting Standard (“FAS”) 109 that requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns.  Topic 740 determines deferred tax liabilities and assets based on the difference between financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant.

For income tax reporting purposes, the Company's aggregate unused net operating losses (“NOL”) of approximately $3,400,000, expire at various times through 2029, subject to limitations of Section 382 of the Internal Revenue Code of 1986, as amended.  The deferred tax asset related to the NOL carryforward is approximately $540,000.  The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earning history of the Company, it is more likely than not that the benefits will not be realized.

NOTE 12.  COMMITMENTS

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

On December 5, 2008 in conjunction with the closing of the Share Exchange Agreement, the Company signed a letter agreement with Lionshare Ventures LLC (“LSV”).  As part of the letter agreement, LSV agreed to invest the balance of its original commitment to the Company effective as of May 19, 2008 for $450,000.  Thereafter, 2,000,000 shares of Common Stock were escrowed pending LSV’s tendering of this amount to the Company.  As of September 30, 2009, LSV has delivered $245,000 to the Company and the Company has released 1,225,000 of the 2,000,000 common shares it held in escrow.  On June 10, 2009, the Company and LSV agreed to extend the time period until December 5, 2009 in which LSV has to deliver the outstanding balance of $205,000.

 INVO BIOSCIENCE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 September 30, 2009
(unaudited)

On March 10, 2009, the Company entered into an agreement with Wakabayashi Fund, LLC of Tokyo, Japan for investor relation services focused on the Asian financial markets. This agreement has expired as of September 30, 2009.

On April 17, 2009, the Company entered into an agreement with Red Chip Securities, Inc. of Alpharetta, Georgia to act as the Company’s investment banker and placement agent in assisting the Company in securing a private placement equity financing.  In May 2009, Red Chip Securities ceased operations and its members joined Moody Capital, Inc.  This agreement has expired as of September 30, 2009.

On June 5, 2009, the Company engaged Hallmark Investments, Inc. for 90 days to act as its placement agent on an exclusive basis in connection a private placement bridge offering of convertible promissory notes for an aggregate principal amount of up to $500,000.  On July 15, 2009, the Company consummated the initial closing in the total principal amount of $100,000 to one accredited investor.  The Company continued to consummate additional closings for the bridge offering over the next 60 days as reported in its Current Report 8-K filed September 17, 2009.  This agreement has expired as of September 30, 2009.

On September 1, 2009, the Company entered into a written agreement with CollegeStock, Inc. (“CollegeStock”) for certain investor relations services.    The Company’s one-year agreement with CollegeStock entitles the Company, in part, to: a detailed profile of the Company on the CollegeStock website, a minimum of one 60 second placement featuring client on the Wide World of Stocks television show, a detailed “Stock Wiki” featured on www.Wikinvest.com for the duration of the agreement, management of the Company’s twitter feed and other social networking outlets, and branding and advertising of the Company on the homepage of CollegeStock.com, for the duration of the agreement.  As compensation for the services, the Company has agreed to pay a retainer of 1,000,000 shares of Common Stock, 50% of which was due upon the signing of the agreement and the remainder is due by March 1, 2010.

On September 24, 2009, the Company engaged Gilford Securities, Inc. for a period of 60 days to act as its placement agent on a non-exclusive basis in connection with a proposed Reserve Equity Financing of securities by AGS Capital Group, LLC of up to $10,000,000.  The Company reported this agreement in its Current Report on Form 8-K filed November 2, 2009.

C)	Anti-Dilution and Piggyback Registration Rights

The Securities Purchase Agreement we entered into on December 5, 2008, granted certain investors piggyback registration rights that permit them to register their Common Stock on certain registration statements filed by the Company.  In addition, pursuant to certain anti-dilution rights granted under the Securities Purchase Agreement to the investors, the Company may be obligated to issue additional shares of its Common Stock to the investors in the event it issues Common Stock to future investors at a per share purchase price less than $1.00.  The number of additional shares to be issued in such event is equal to that number of shares that the investors would have acquired at such price had that price been offered at the time of their original investment, minus the number of shares acquired in their original investment.  Further, pursuant to the letter agreement, LSV and its managing member, Christopher Esposito, have agreed to forfeit to us, one share of our Common Stock for every two shares we would be required to issue up to the maximum of 562,500 shares, which are being held in escrow by the Company until December 5, 2010.

As discussed above, in July 2009, the Company executed a $100,000 convertible note in connection with the initial closing of its bridge offering (discussed in Note 7), which has a conversion price of $0.10.  The conversion price triggered the anti-dilution clause contained in the Securities Purchase Agreement entered into with previous investors.  In September 2009, the Company issued 1,125,000  shares of Common Stock to the  investors that were parties to the Securities Purchase Agreement.  In addition, the Company took possession and cancelled the 562,500 shares pledged by LSV.

D)	Employee Agreements

Since January 1, 2008, the Company has signed nine employee agreements for officers, executives and employees of the Company.  Three of these agreements were with the founders of the Company.  The remaining six of the agreements were executed with executives and staff of the Company.  The Company agreed to issue options and shares of Common Stock of the Company.  Under the terms of these agreements, the shares and options are only issued the completion of the share exchange and the implementation of the Company’s employee stock plan.  The share exchange closed on December 5, 2008, however, the Company has not yet implemented an employee stock plan.  The Company intends to implement an employee stock plan within the next 9 months.  As of September 30, 2009, options to purchase an additional 670,000 shares of the Company’s Common Stock have been promised but not issued.  In addition, in view of the fact that the Company has not yet adopted a formal stock option plan, these options to purchase shares of Common Stock are deemed not yet issued.

INVO BIOSCIENCE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 September 30, 2009
(unaudited)

NOTE 13.  SUBSEQUENT EVENT

Management has reviewed and evaluated material subsequent events from the balance sheet date of September 30, 2009 through the financial statements issue date of November 16, 2009. All appropriate subsequent event disclosures, if any, have been made in notes to our Unaudited Condensed Consolidated Financial Statements.

On October 28, 2009, the Company entered into a Reserve Equity Financing Agreement (“REF”) with AGS Capital Group, LLC (“AGS”), pursuant to which AGS committed to purchase, from time-to-time over a period of two years, shares of our Common Stock for cash consideration up to $10,000,000, subject to certain conditions and limitations.  In connection with the REF, we also entered into a registration rights agreement with AGS, dated October 28, 2009.

The following is a summary of the REF and the registration rights agreement, is not complete, and is qualified in its entirety by reference to the full text of those agreements, each of which are incorporated by reference into this Quarterly Report on Form 10-Q from the Current Report on Form 8-K filed on November 2, 2009. Readers should review those agreements for a complete understanding of the terms and conditions associated with this financing.

Reserve Equity Financing Agreement

For a period of 24 months from the effectiveness of a registration statement filed pursuant to the registration rights agreement (the “Registration Statement”), we may, from time to time, at our discretion, and subject to certain conditions that we must satisfy, draw down funds under the REF by selling shares of our common stock to AGS. The purchase price of these shares will be 92% of the “VWAP” of the common stock during the five consecutive trading days after we give AGS a notice of an advance of funds (an “Advance”) under the REF (the “Pricing Period”). “VWAP” generally means, as of any date, the daily dollar volume weighted average price of our common stock as reported by Bloomberg, L.P. or comparable financial news service.  The amount of an Advance will automatically be reduced by 50% if on any day during the Pricing Period, the VWAP for that day does not meet or exceed 85% of the VWAP for the five trading days prior to the notice of Advance (the “Floor Price”). The REF does not prohibit the Company from raising additional debt or equity financings, other than financings similar to the REF.

Our ability to require AGS to purchase our common stock is subject to various limitations. The maximum amount of each Advance is 100% of the average daily trading volume for the five days immediately preceding the notice of Advance, as reported by Bloomberg or comparable financial news service (the “Maximum Advance Amount”).  In addition, unless AGS agrees otherwise, a minimum of five calendar days must elapse between each notice of Advance.

In addition, before AGS is obligated to buy any shares of our common stock pursuant to a notice of Advance, the following conditions, none of which is in AGS’s control, must be met:

•
The Company shall have filed with the SEC a Registration Statement with respect to the resale of the shares of common stock issued to AGS in accordance with and subject to the terms of the registration rights agreement.

•
The Company shall have obtained all permits and qualifications required by any applicable state in accordance with the registration rights agreement for the offer and sale of the shares of common stock, or shall have the availability of exemptions therefrom. The sale and issuance of the shares of common stock shall be legally permitted by all laws and regulations to which the Company is subject.

•	There shall not be any fundamental changes to the information set forth in the Registration Statement which are not already reflected in a post-effective amendment to the Registration Statement.

•
The Company shall have performed, satisfied and complied in all material respects with all covenants, agreements and conditions required by the REF agreement and the registration rights agreement to be performed, satisfied or complied with by the Company.

•
No statute, rule, regulation, executive order, decree, ruling or injunction shall have been enacted, entered, promulgated or endorsed by any court or governmental authority of competent jurisdiction that prohibits the consummation of or which would materially modify or delay any of the transactions contemplated by the REF agreement, and no proceeding shall have been commenced that may have the effect of prohibiting the consummation of or materially modify or delay any of the transactions contemplated by the REF Agreement.

INVO BIOSCIENCE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 September 30, 2009
(unaudited)

•
The common stock is trading on a principal market (as defined in the REF, and including the OTC Bulletin Board). The trading of the common stock is not suspended by the SEC or the principal market. The issuance of shares of common stock with respect to the applicable closing will not violate the shareholder approval requirements of the principal market. The Company shall not have received any notice threatening the continued quotation of the common stock on the principal market and the Company shall have no knowledge of any event which would be more likely than not to have the effect of causing the common stock to not be trading or quoted on a principal market.

•
The amount of an Advance shall not exceed the Maximum Advance Amount. In no event shall the number of shares issuable to AGS pursuant to an Advance cause the aggregate number of shares of common stock beneficially owned by AGS and its affiliates to exceed 4.99% of the then outstanding shares of common stock of the Company (“Ownership Limitation”). Any portion of an Advance that would cause AGS exceed the Ownership Limitation shall automatically be withdrawn. For the purposes of this provision, beneficial ownership is calculated in accordance with Section 13(d) of the Exchange Act.

•	The Company has no knowledge of any event which would be more likely than not to have the effect of causing such Registration Statement to be suspended or otherwise ineffective at Closing.

•	AGS shall have received an Advance notice executed by an officer of the Company and the representations contained in such Advance notice shall be true and correct.

There is no guarantee that we will be able to meet the foregoing conditions or any other conditions under the REF agreement or that we will be able to draw down any portion of the amounts available under the REF.

There is no contractual limit to the number of shares that we may be required to issue to obtain funds from the REF as it is dependent upon our share price, which varies from day to day. If we draw down amounts under the REF when our share price is decreasing, we will need to issue more shares to raise the same amount than if our stock price was higher. This could cause downward pressure on the price of our common stock.

The Company currently intends to issue and register approximately 8,100,000 shares of common stock under the REF.  The entire share requirement for the full $10,000,000 would be approximately 21,505,000 based on current market prices.  However, the Company has decided to limit itself to 8,100,000 shares available, or $3,756,500, based on current market prices.  If the Company’s share price rises, the Company will be able to draw down in excess of $3,800,000. If the Company decides to issue more than 8,100,000 shares, we will need to file an additional registration statement with the SEC covering those additional shares.

The REF contains representations and warranties of the Company and AGS which are typical for transactions of this type. AGS agreed that during the term of the REF, neither AGS nor any of its affiliates, nor any entity managed or controlled by it, will, or cause or assist any person to, enter into or execute any short sale of any shares of our common stock as defined in Regulation SHO promulgated under the Exchange Act.  The representations and warranties made by the Company in the REF are qualified by reference to certain exceptions contained in disclosure schedules delivered to AGS. The REF also contains a variety of covenants on the part of the Company which are typical for transactions of this type, as well as the obligation, without the prior written consent of AGS, not to enter into any other equity line of credit agreement with a third party during the term of the REF.

The REF obligates the Company to indemnify AGS for certain losses resulting from a misrepresentation or breach of any representation or warranty made by the Company or breach of any obligation of the Company. AGS also indemnifies the Company for similar matters.

The Company paid no fees, and is not obligated to pay any fees in the future, in connection with the REF, other than a due diligence fee of $10,000, all of which has been paid as of the date hereof.

The Company may terminate the REF effective upon fifteen trading days’ prior written notice to AGS; provided that (i) there are no Advances outstanding, and (ii) the Company has paid all amounts owed to AGS pursuant to the REF. The obligation of AGS to make an Advance to the Company pursuant to the REF shall terminate permanently if (i) there shall occur any stop order or suspension of the effectiveness of the Registration Statement for an aggregate of fifty (50) trading days or (ii) the Company shall at any time fail materially to comply with certain covenants specified in the REF and such failure is not cured within thirty (30) days after receipt of written notice from AGS, subject to exceptions.

INVO BIOSCIENCE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 September 30, 2009
(unaudited)

Registration Rights Agreement

The shares of common stock that may be issued to AGS under the REF will be issued pursuant to an exemption from registration under the Securities Act of 1933, as amended, or the Securities Act of 1933, as amended (the “Securities Act”). Pursuant to the registration rights agreement, we will file a registration statement, covering the possible resale by AGS of the shares that we may issue to AGS under the REF (the “Registration Statement”). The Registration Statement may cover only a portion of the total shares of our common stock issuable pursuant to the REF with AGS. We may file subsequent Registration Statements covering the resale of additional shares of our common stock issuable pursuant to the REF.  As described above, the effectiveness of this Registration Statement is a condition precedent to our ability to sell common stock to AGS under the REF. We intend to file the Registration Statement within 30-45 days from the date hereof.

Placement Agent

The Company engaged Gilford Securities, Inc. (“Gilford”) to act as its placement agent on a nonexclusive basis in connection with the REF.  Gilford will receive a cash commission equaling six percent (6%) of the total proceeds received by the Company from the sale of securities sold to AGS.  In addition, the Company is to issue and sell to Gilford and/or its designees, for a total cost of one dollar ($1.00), 600,000 shares of common stock of the Company.  If the Company elects to have a closing under the REF on more than $6,000,000, then the Company shall issue and sell to Gilford and/or its designees, for a total cost of one dollar ($1), an additional 400,000 shares of common stock of the Company.

The Company will pay all reasonable expenses, not to exceed $10,000, incurred by Gilford in connection with the negotiation, preparation and execution of the definitive documents, including but not limited to attorneys’ fees and consulting expenses in two installments.  The first installment of $5,000 was paid upon execution of the definitive documents and the balance will be due upon the first funding under the REF based on actual expenses.   The placement agent agreement also contains customary mutual indemnification provisions.

ITEM 2.   Management s Discussion and Analysis of Financial Condition and Results of Operations

Statements made in this Quarterly Report on Form 10-Q, including without limitation this Management's Discussion and Analysis of Financial Condition and Results of Operations, other than statements of historical information, are forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These forward-looking statements may sometimes be identified by such words as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate” and “continue” or similar words.  We believe that it is important to communicate our future expectations to investors.  However, these forward-looking statements involve many risks and uncertainties including those referred to herein and in our Annual Report on Form 10-K for the year ended December 31, 2008.  Our actual results could differ materially from those indicated in such forward-looking statements as a result of certain factors.  We are under no duty to update any of the forward-looking statements after the date of this Report on Quarterly Form 10-Q to conform these statements to actual results.

Overview

Our primary focus is the manufacture and sale of the INVOcell device and the INVO technology to assist infertile couples in having a baby.  In-vitro fertilization (“IVF”) is an effective treatment option for most infertile couples.  Our patented and proven INVOcell technology is an effective low cost alternative to current treatments.  Along with being offered as an option in traditional IVF clinics, the INVO technique may be provided in a physician’s office or a small lab and, therefore, may be offered by physicians around the world to couples who do not have access to IVF facilities.  INVO uses a device, the INVOcell, which we currently price between $75-$400 to distributors around the world outside of the U.S.  We can manufacture, assemble, package, sterilize and ship an INVOcell for less than $50.

Currently, we are establishing agreements with distributors and beginning to train physicians around the world in places such as South and Latin America, Europe, Africa and the Middle East.  While we penetrate the infertility markets in Europe and Canada along with certain developing countries, additionally we anticipate pursuing the completion of the U.S. Federal Food and Drug Administration’s (“FDA”) “510(k)” process.  We have completed the first step for medical device companies who manufacture Class 2 devices and the filing of a Premarket Notification with the FDA (i.e., an FDA 510(k) submission).  Technically, the FDA does not “approve” Class 1 and 2 medical devices for sale in the U.S. they give “clearance” for them to be sold.  We are hoping to receive clearance to market in the U.S. by the end of 2010 upon completion of our clinical trial, which we will commence sometime after the start of funding from our Equity Financing Agreement with AGS Capital Group, LLC.  However, there can be no assurance that we will receive such clearance by that date or ever.

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

During the three months ended September 30, 2009, the Company continued to market its products in strategic markets utilizing its limited resources in the most economical fashion possible. We focused our efforts on South America and parts of Europe as we see these as our best opportunities to introduce the INVO procedure to many willing physicians quickly. During this period, we reduced our travel and planned trips further in advance to benefit from travel discounts, which reduced our travel expenses considerably.  The Company had a presence at the World Congress of Gynecology and Obstetrics held in Cairo, Egypt in October 2009, as we continued to introduce the INVOcell across new regions of the Middle East and Africa.  This annual meeting is the largest infertility conference of physicians in Northern Africa and was felt to be an essential component in gaining name recognition and traction in this part of the world.

The INVOcell cleared for use within a particular country by its CE mark still must undergo a registration process because it is a class II medical device.  In some countries, the process is relatively quick, approximately three to six weeks while we have discovered in other countries it may take months.  While we are continuing to tend to the needs of the regional health organizations for registering the INVOcell, INVO Bioscience has continued to actively train physicians and teach distributors in the INVOcell technology.  Physicians have demonstrated that their patients would like to see current success rates within their own geographic and cultural areas and therefore we are assisting them in sponsoring clinical marketing trials.

Because of the registration process and delays to wait for “local results” in certain geographic and cultural areas, along with limited resources to assist in moving things forward in some countries, revenues were significantly less than anticipated for the quarter.  However, we are starting to receive registration notifications as well as receiving favorable initial local results that will be used for regional marketing campaigns.   In addition to these developments, we are continuing to plan sales and training trips actively.  We believe that we will begin increasing revenues in the future; however, we anticipate that revenues will continue to be lower than originally anticipated for the next few quarters.  The registration process differs from a clinical approval, which the INVOcell has in the form of the CE mark; instead, the process is more akin to a governmental tracking to monitor what products are sold and used within its borders.

As of September 30, 2009, we require approximately $175,000 per month to fund our operations.  This amount may increase as we expand our sales and marketing efforts and develop new products and services; however, if we do not raise additional capital in the near future we will have to curtail our spending and downsize our operations.  Our cash needs are primarily attributable to funding sales and marketing efforts, strengthening our training capabilities, satisfying existing obligations and building an administrative infrastructure, including costs and professional fees associated with being a public company.

The Company believes it is taking the necessary steps to provide the capital resources it needs to execute it business plan and grow the business as expected.  INVO Bioscience reported that is has secured a financing arrangement in its Current Report on Form 8-K filed November 2, 2009 see Note 13 to the financial statements included herein.  The new capital will be provided through a Reserve Equity Financing of its Common Stock by AGS Capital Group, LLC.  The gross proceeds from the proposed offering are to be up to $10,000,000 over a two-year period.  The Company is in the process of preparing a Form S-1 registration statement to fulfill one of the conditions to initiate funding.

The exact amount of funds raised, if any, will determine how aggressively we can grow and what additional projects we will be able to undertake, such as initiating the final required FDA clinical trial.  No assurance can be given that we will be able to raise additional capital when needed.  If we are unable to raise additional capital, we could be required to substantially reduce operations, terminate certain products or services or pursue exit strategies.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and results of operations are based upon the condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles as recognized in the United States of America.  The preparation of these financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and disclosure of contingent assets and liabilities.  Our estimates include those related to revenue recognition, the valuation of inventory, and valuation of deferred tax assets and liabilities, useful lives of intangible assets, warranty obligations and accruals.  We base our estimates on historical experience and on various other assumptions that management believes to be reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions or conditions.  For a complete description of accounting policies, see Note 1 to our financial statements included in our Form 10-K for the year ended December 31, 2008.  There were no significant changes in critical accounting estimates.

Results of Operations

Three months ended September 30, 2009, compared to the three months ended September 30, 2008

Net Sales and Revenues

Net sales and revenue for the three months ended September 30, 2009, increased 100% to $2,900 compared to no revenue for the same period in 2008.  The increase was due to starting international shipments of small orders to our newly signed distributors as well as direct shipments to physicians who want to use the INVOcell. The Company has received positive feedback and acceptance of the INVO procedure and INVOcell almost instantaneously following the completion of an initial procedure.  At the same time, even though the INVOcell device is approved for sale within a country by its CE mark, often it must be registered with the local government or reigning health organization before commencing with sales or use of the device with the country.  This unanticipated additional compliance step has slowed the distribution of our device to the doctors who have been trained and requested the INVOcell.  The Company expects both of these trends to continue as we introduce the technology into our newly targeted countries over the next few months (i.e., Greece, Cyprus and Argentina).  The Company expects revenues to grow slowly as we move into these new countries adding to our current customer base in the Mid-East and South America.

Cost of Sales and Revenues

Cost of sales of $3,700 were higher than revenues for three months ended September 30, 2009 due to the very low volume of sales not providing for the fixed costs as well as small shipments at very high shipping costs.  There were no sales for the same period in 2008 and there were corresponding cost of sales in the amount of $1,800 for expensed items in 2008. This is significantly higher than we expect in the future as we are producing small lot quantities and have higher shipping costs per unit as a result of the small volume shipments.  Additionally, as we open new markets we are finding the need to provide samples of the INVOcell for demonstration and training, as markets mature this practice will not be necessary.  As the Company’s products become an accepted method of assisting couples with infertility, we expect to be manufacturing larger quantities of our devices that is expected to reduce our costs of sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2009 were $293,600 as compared to $365,100 for the three months ended September 30, 2008.  Our lower general and administrative expenses in 2009 were due to the delay in securing financing and slowing down the marketing of our products and technology outside of the United States.  During the same three months of 2008, the Company had just started to hire employees and market the product in Europe.  Major items include the following: Salaries and benefits for the period were $180,000 compared to $255,000 for the same three months ending September 30 last year.  The Company incurred considerable travel costs last year as its employees went across the globe introducing the INVOcell and the INVO process to physicians and distributors in Europe, Mid-East and South Asia, compared to a lighter and more focused travel plan.  Travel related expenses for the three months ending September 30, 2009 were $10,000 compared to $30,000 in expense for the same period during 2008.   In the third quarter of last year, for the three months ended September 30, 2008, the Company started to develop a marketing plan and a brand for a total in the quarter of $50,000 versus $16,000 in the third quarter of 2009.

Research and Development Expenses

Research and development expenses were $0 for the three months ended September 30, 2009, as compared to a reported  negative -$17,500 spent in the three months ended June 30, 2008 but reversed in the third quarter ended September 30, 2008.  The Company believes that the product  is fully ready for market as it is, and its limited resources were devoted to sales and training new distributors and physicians not for research and development.

Interest Income and Expense and Financing Fees

During the three-month period ended September 30, 2009 the Company incurred significant non-cash financing liability expense related to the convertible loans with detachable warrants it issued to raise capital within the quarter. See Note 10 to the financial statements included herein. The Company incurred $3,100,000 in expense primarily from the Common Stock market price appreciation compared to the conversion feature of $0.10 per share and warrant price per share of $0.20.  The Company had net interest expense of $14,200 for the three months ended September 30, 2009, as compared to $1,900 for the three months ended September 30, 2008 as a result of having higher loans including the convertible loans in 2009 versus 2008.

Nine months ended September 30, 2009, compared to the nine months ended September 30, 2008

Net Sales and Revenues

Net sales and revenue for the nine months ending September 30, 2009 was $56,300 compared to no revenue for the same period in 2008.  The increase was due to starting international shipments of small orders to our newly signed distributors as well as direct shipments to physicians who want to use the INVOcell.  The Company expects this trend to continue as we introduce the INVO technology into our targeted countries over the next few months while continuing to assist our current customer base in the Mid-East and South America

Cost of Sales and Revenues

Cost of sales as a percentage of revenues for the nine months ended September 30, 2009 was 54%.  This is significantly higher than we expect in the future as we are producing small lot quantities and have higher shipping costs per unit as a result of the small volume shipments.  There were no sales or costs for the comparative period of 2008 with which to compare our results, in 2008 there were some small inventory items expensed for $1,800.  As the Company’s products become an accepted method of assisting couples with infertility, we expect to be manufacturing larger quantities of our devices that we expect will reduce our cost of sales.  Further, shipping larger quantities to distributors via common carriers will reduce our shipping costs.  Collectively, the Company anticipates that eventually these volume discounts would reduce our cost of sales by approximately 50% down to around 25% cost of sales percentage.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended September 30, 2009 and 2008 were $1,395,000 and $661,000 respectively.  Our higher general and administrative expenses in 2009 were due to expanding the marketing of our products and technology across the world outside of the United States.  During the initial six months of 2008, the Company had three senior employees who did not take a salary.  In 2009, the Company had grown to six employees all earning a salary as well as all the associated expenses that relates to them, including benefits and travel.  Salaries and benefits for the period were $680,000 compared to $375,000 for the same period ending September 30, 2008.  The Company incurred considerable travel costs as its employees continued to go across the globe to introduce the INVOcell and the INVO process to physicians and distributors in Europe, Mid-East, Asia and South America. Travel related expenses for the nine months ending September 30, 2009 were $131,000 compared to $32,000 in the same period in 2008.  The Company continued to protect its patent rights around the world with legal and filing fees totaling $31,000 for the nine months ended September 30, 2009 compared to the $23,000 for the nine months ended September 30, 2008.  Some of  the new expenses incurred by the Company during  the nine months ended September 30, 2009 relate to being a public entity, including investor relations, insurance, accounting and legal costs,  which together were $242,000 versus $77,000 for the nine months ended September 30, 2008 for preparing the Company’s books and records for its first external independent audit.

Research and Development Expenses

Research and development expenses were increased to $5,000 for the nine months ended September 30, 2009, as compared to $0 spent in the nine months ended September 30, 2008.  The increase in research and development expense was for a new product model.

Interest Income and Expense and Financing Fees

During the nine-month period ended September 30, 2009 the Company incurred significant non-cash financing liability expense related to the convertible loans with detachable warrants it issued to raise capital within the quarter.  The Company incurred $3,100,000 in expense primarily from the Common Stock market price appreciation compared to the conversion feature of $0.10 per share and warrant price per share of $0.20.  The Company had net interest expense of $24,600 for the nine months ended September 30, 2009, as compared to $5,900 for the nine months ended September 30, 2008 as a result of having higher loans including the convertible loans in 2009 versus 2008.

Income Taxes

The Company's aggregate unused net operating losses approximate $3,400,000, which expire at various times through 2029, subject to limitations of Section 382 of the Internal Revenue Code of 1986, as amended.  The deferred tax asset related to the carry forward is approximately $540,000.  The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company, it is more likely than not that it will not realize the net operating loss benefits.

Liquidity and Capital Resources

As of September 30, 2009, we had $194,400 in cash and no cash equivalents.

Net cash used by operating activities was $673,000 for the nine months ended September 30, 2009, compared to net cash used by operating activities of $375,000 for the nine months ended September 30, 2008.  The increase in net cash used was due to the significant costs of staffing, compliance and introducing our products into new markets.  In addition, all of the current employees have assisted INVO Bioscience in its funding requirements by deferring their salaries for the last seven months ending September 30, 2009.

No cash was used during the first nine months of 2009 in investing activities, compared to $44,000 cash used by investing activities for the same nine months ended September 30, 2008.  The cash used during 2008 was for the purchase of patents to protect our proprietary products.  During 2009, the Company has maintained its current patents across the globe and currently does not believe it is necessary to expand any of them at this time.  Also during 2008, the Company purchased manufacturing molds and a telephone system.

Net cash provided by financing activities was $852,000 for the nine months ended September 30, 2009. Of that amount, $88,000 was provided by a short term 5% loan by Kathleen Karloff, the Company’s CEO.

On September 15, 2009, the Company closed a bridge offering of $545,000 principal amount of 10% convertible notes (the “Notes”).  Each Note bears interest, payable in shares of common stock, at a rate equal to 9-12% per annum from the date of issuance of the Note until paid in full on the Maturity Date (defined below). The initial investor’s Notes has a 12% interest rate. All outstanding principal and accrued interest under each Note is payable on the first to occur of (i) one year following the original issue date (as defined below), or (ii) the follow-on financing of at least $2,500,000 (the “Maturity Date”).  The Company can pre-pay the Notes at any time without penalty or premium. The Notes are secured and carry detachable Common Stock purchase warrants.  The Notes rank junior to the Company’s SBA $50,000 Century Bank Line of Credit Loan and shall rank senior in all respects to all other existing and future indebtedness of the Company. The Notes are convertible into our Common Stock at a conversion price of $0.10 per share. The investors have the option to convert all or any portion of the principal amount of the Notes outstanding at any time, together with any accrued and unpaid interest hereunder into shares of Common Stock at the conversion price. Additionally under the Purchase Agreement for the Notes, effective as of July 15, 2009, by and among the Company and the initial Investor, as additional consideration for the investment in the Notes, the Company issued a warrant to  purchase the number of shares of Common Stock equal to 100% of the quotient of the principal amount of the Note issued to such Investor divided by the Conversion Price, as set forth in such Note, which the Conversion (of the note) Price initially shall equal $0.10 per share and the exercise price of the Warrants shall equal $0.20 per share.  The Purchase Agreement also includes certain negative covenants of the Company, including, without limitation, limitations on:  incurring additional indebtedness and liens, transactions with affiliates and payment of dividends.

The remaining $245,000 was from LSV, per their subscription receivable agreement dated December 5, 2008, and revised on June 10, 2009, for the previous sale of Common Stock.  As of September 30, 2009, $205,000 is still due to the Company from LSV.

The Company maintains a $50,000 working capital line of credit with Century Bank.  Interest is payable monthly at the rate of 0.24% above the bank’s prime lending rate.  As of September 30, 2009, the rate was 3.74%.  This line of credit matures on May 31, 2010.  At September 30, 2009 and December 31, 2008, the balance outstanding on the line of credit was $50,000.

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

The Company’s existing cash resources, cash flow from operations and short-term borrowings on the existing credit line or from management will not provide adequate resources for supporting operations during fiscal 2009 and 2010.  The Company is actively seeking the funding it needs to continue to execute its business plan.  We intend to achieve additional funding through additional sales of our securities, including in connection with the $10 million Reserve Equity Financing Agreement described in Note 13 to the financial statements.    Although there can be no assurance that the additional source of funding will materialize to its full extent, management believes that it will be able to get the funding it needs to continue to grow the business on commercially acceptable terms.  However, if we do not raise additional capital in the near future we will have to further curtail our spending and downsize our operations.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risks

Not Applicable

Item 4.  Controls and Procedures

4a.   Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2009, the end of the fiscal period covered by this Form 10-Q.  We maintain disclosure controls and procedures that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.   Based upon that evaluation and the identification of the material weakness in the Company’s internal control over financial reporting as of December 31, 2008 (described below) which has not been remediated as of of the end of the period covered by this Quarterly Report, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were ineffective as of the end of the period covered by this Quarterly Report.

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

PART II.  OTHER INFORMATION

ITEM 1.      Legal Proceedings

 From time-to-time, we may be a party to various legal proceedings arising in the ordinary course of our business.  We are not currently subject to any material legal proceedings.

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

ITEM 2.       Unregistered Issuance of Equity Securities and Use of Proceeds

During the period covered by this Report, the Company issued 83,333 shares of restricted Common Stock for investor relations services in Asia to Wakabayashi Fund, LLC, 75,000 shares of restricted Common Stock to Moody Capital (formerly Red Chip Securities) for acting as a non-exclusive agent for the Company in securing future capital for INVO Bioscience, 50,000 shares of restricted Common Stock were issued to Investor Awareness, Inc. for investor relations services in the United States, 500,000 shares of restricted Common Stock were issued to College Stock Inc, for consulting services and promotional material creation and 217,000 shares of restricted Common Stock were issued to 7 vendors for miscellaneous consulting service.  We claimed the exemption from registration set forth in Section 4(2) of the Securities Act and the rules there under, as private transactions not involving a public distribution.  The facts we relied upon to claim the exemption include: (i) all represented that they acquired the shares from the Company for investment and not with a view to distribution to the public; (ii) each certificate issued for unregistered securities contains a legend stating that the securities have not been registered under the Securities Act and setting forth the restrictions on the transferability and the sale of the securities; (iii) most represented that they are accredited investors and all are familiar with our business activities; and (iv) all given full and complete access to any corporate information they requested.

ITEM 3.      Defaults Upon Senior Securities

None.

ITEM 4.      Submission of Matters to a Vote of Security Holders

None.

ITEM 5.      Other Information

None.

ITEM 6.      Exhibits

10.1	Reserve Equity Financing Agreement, between AGS Capital Group, LLC and Invo Bioscience, Inc.(1)
10.2	Registration Rights Agreement, between AGS Capital Group, LLC and Invo Bioscience, Inc.(1)
10.3	Placement Agent Agreement, between Gilford Securities, Inc. and Invo Bioscience, Inc (1)
10.4	College Stock, Inc. Agreement
31.1	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications of Principal Executive Officer and Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Incorporated by reference to our Current Report Form 8-K filed with the SEC on November  2, 2009

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 16, 2009.

INVO Bioscience, Inc.

Date: November 16, 2009	By:	/s/Kathleen Karloff
Kathleen Karloff
Chief Executive Officer (Principal Executive Officer)
Date: November 16, 2009	By:	/s/ Robert J. Bowdring
Robert J. Bowdring
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

10.1	Reserve Equity Financing Agreement, between AGS Capital Group, LLC and Invo Bioscience, Inc.(1)
10.2	Registration Rights Agreement, between AGS Capital Group, LLC and Invo Bioscience, Inc.(1)
10.3	Placement Agent Agreement, between Gilford Securities, Inc. and Invo Bioscience, Inc (1)
10.4	College Stock, Inc. Agreement
31.1	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications of Principal Executive Officer and Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

        (1) Incorporated by reference to our Current Report Form 8-K filed with the SEC on November 2, 2009