Form 10-K
period 2009-12-31
INVO Bioscience, Inc.
filed 2010-04-06
CIK 1417926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2009

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

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed using the closing price as reported on the Over the Counter Bulletin Board for the Registrant’s Common Stock as of June 30, 2009, was $5,921,117

The number of shares outstanding of the Registrant’s Common Stock, $.0001 par value, as of April 5, 2010 was 60,870,822.

 FORM 10-K

INVO BIOSCIENCE, INC.

Part I
Item 1.Business

In this Annual Report on Form 10-K, INVO Bioscience, Inc. (INVO Bioscience, Inc., together with its subsidiaries, is referred to in this document as “we”, “us”, “INVO Bioscience”, INVO, or the “Company”), incorporates by reference certain information from parts of other documents filed with the Securities and Exchange Commission.  The Securities and Exchange Commission allows us to disclose important information by referring to it in that manner.  Please refer to all such information when reading this Annual Report on Form 10-K.  All information is as of December 31, 2009 unless otherwise indicated.  For a description of the risk factors affecting or applicable to our business, see “Risk Factors,” below.

The Company

INVO Bioscience was formed in January 2007 under the laws of the Commonwealth of Massachusetts under the name “Bio X Cell, Inc.,” which was the business successor to Medelle Corporation (“Medelle”).  Dr. Claude Ranoux was the founder and vice president of Medelle and Kathleen Karloff was a vice president of Medelle.  Between 2001 and 2006, Medelle raised $8 million in venture capital, which was used to develop and validate a device called the “INVOcell.”  Medelle conducted pre-clinical safety testing and performed a human efficacy clinical study.  Due to a delay in obtaining U.S. Food and Drug Administration (“FDA”) clearance for the INVOcell, venture capital investments ceased and, by the end of 2006, Medelle ceased operations.  Medelle assigned all of its assets to a trustee who liquidated those assets and distributed the proceeds to creditors.  In that process, Dr. Ranoux purchased all of the assets of Medelle for $20,000 and contributed those assets to Bio X Cell, Inc. including four patents related to the INVOcell technology, upon its formation in January 2007.

On December 5, 2008, Bio X Cell, Inc., doing business as INVO Bioscience, and each of the shareholders of INVO Bioscience (the “INVO Bioscience Shareholders”) entered into a share exchange agreement (the “Share Exchange Agreement”) and consummated a share exchange (the “Share Exchange”) with Emy’s Salsa Aji Distribution Company, Inc. (“Emy’s”). Upon the closing of the Share Exchange on December 5, 2008 (the “Closing”), the INVO Bioscience Shareholders transferred all of their shares of Common Stock in INVO Bioscience to Emy’s.  In exchange, Emy’s issued to the INVO Bioscience Shareholders an aggregate of 38,307,500 shares of Emy’s common stock, representing 71.9% of the shares issued and outstanding immediately after the Closing.  As a result of the Share Exchange, INVO Bioscience became a wholly-owned subsidiary of Emy’s.

At Closing, Emy’s officers and directors resigned from their positions.  Kathleen Karloff was appointed as Chief Executive Officer, Secretary and Director and Dr. Claude Ranoux was appointed as President, Treasurer and Director.

Immediately following the Closing, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with GRQ Consulting, LLC and Whalehaven Capital Fund Limited.  Pursuant to the Securities Purchase Agreement, the investors invested $375,000 in exchange for 375,000 shares of our Common Stock at a price of $1.00 per share, subject to anti-dilution protection.  After the Closing, the Company had 53,245,000 shares of Common Stock outstanding.

We are a development stage company that has recently begun to commercialize our proven and patented technology that we believe will revolutionize the treatment of infertility.  Our device, the INVOcell, and the INVO procedure are designed to provide an alternative infertility treatment for the patient and the clinician; it is less expensive and simpler to perform than current infertility treatments.  The simplicity of the INVO procedure relates to the ability to potentially perform the infertility procedure in a physician’s practice rather than in a specialized facility at a much lower cost overall than current infertility treatments, including in-vitro fertilization (“IVF”).  Therefore, we believe that the INVO procedure will be available in many more locations than conventional IVF especially outside the United States.  INVO also allows conception and embryo development to take place inside the woman's body; an attractive feature for most couples.

In May 2008, we received notice that the INVOcell product meets all the essential requirements of the relevant European Directive(s), and received CE Marking.  The CE marking (also known as CE mark) is a mandatory conformity mark on many products placed on the single market in the European Economic Area (EEA).  The CE marking (an acronym for the French “Conformité Européenne”) certifies that a product has met EU health, safety and environmental requirements, which ensure consumer safety.  With CE marking, we possess the regulatory authority to distribute product in the European Economic Area, provided we comply with local registration requirements as discussed herein (i.e., the European Union, Canada, Australia, New Zealand, Africa and most parts of the Middle East and South America).

As with most start-up situations, one of the biggest challenges that INVO Bioscience is facing is raising the appropriate capital to implement its business plan while opening markets across the globe.  To help with this situation, on October 20, 2009, the Company entered into a Reserve Equity Financing Agreement (“REF”) with AGS Capital Group, LLC pursuant to which AGS committed to purchase, from time to time over a period of two years, shares of our Common Stock for cash consideration of up to $10 million, subject to certain conditions and limitations.  In connection with the REF, we also entered into a registration rights agreement with AGS.  The shares of Common Stock that may be issued to AGS under the REF will be issued pursuant to an exemption from registration under the Securities Act.  Pursuant to the registration rights agreement, we filed a registration statement on Form S-1 that became effective on December 30, 2009 by the Securities and Exchange Commission (the “Registration Statement”).  The Registration Statement covers the possible resale of a portion of our shares of Common Stock to the public by AGS that we may issue to AGS under the REF.  As of April 5, 2010, we have sold 914,500 shares to AGS under the REF.

The REF does not prohibit us from raising additional debt or equity financings, other than financings similar to the REF.  We intend to continue to explore other funding opportunities, as they arise, to provide the funds we need to execute our business plans.

This discussion is qualified in its entirety by the more detailed discussion of our operations in the “Management’s Discussion and Analysis” section below.

The INVOcell Technology

Our product, the INVOcell medical device, is designed to treat infertility at a far lower cost than other treatments available in today’s marketplace, including IVF.  The INVOcell technology is a fertility treatment where either mild ovarian stimulation or no ovarian stimulation is used.  Using a mild stimulation protocol, 1-10 follicles are retrieved in a physician’s office with the patient under light sedation with or without local anesthesia.  The follicle retrieval is performed using a vaginal probe under ultrasound guidance.  Eggs are identified immediately after retrieval in the follicular fluid.  During the INVO procedure, fertilization and embryo development occurs inside the woman’s vaginal cavity in a disposable single use device -- the INVOcell -- that holds the eggs, sperm and culture medium.

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

After 2-3 days, the patient returns to the physician’s office where the retention system and the INVOcell are removed.  The protective outer vessel is discarded and the inner vessel is placed in INVO Bioscience’s patented holding block in a vertical position for 15 minutes.  Embryos are collected in the micro chamber located at the bottom of the inner vessel.  The embryos can be directly viewed in the micro chamber in the holding block by using a microscope.  Embryos can be loaded directly from the device in a transfer catheter from the INVOcell device.  A trained clinician can readily identify the best embryos for transfer.  The embryos to be transferred are aspirated into a standard catheter for transfer into the patient’s uterus.  This second visit should take approximately 45 minutes.  All INVO related medical procedures can be performed in a physician’s office thereby avoiding the requirement of an IVF facility and the associated costs to build and maintain such a facility.

Operations Strategy

INVO Bioscience operates by outsourcing many key operational functions in the development and manufacturing of the INVOcell device to keep fixed costs to a minimum.  Our most critical management and leadership functions are carried out by our core team.  We have contracted out manufacturing, packaging/labeling and sterilization of the device to a certified manufacturer; to a medical manufacturing company to assemble packages and label the product; and to a sterilization specialist to perform the gamma sterilization process.  Our operations model expedites production and eliminates the need for in-house capital equipment expenditures.

To date, we have achieved a series of important steps in the development and manufacturing of the INVOcell including, in part:

•
Manufacturing:  Our parts and manufacturing processes have been validated.  Manufacturing of inventory is ongoing.  To date, we have 300 INVOcell devices ready for sale.  We have an additional 9,000 devices molded and ready for assembly, sterilization and packaging.

•	CE Mark: INVO Bioscience has obtained a CE Mark that permits the sale of devices in Europe, Canada and other countries that recognize the CE Mark, subject to local registration requirements.
•	Clinical Trials: Safety and efficacy of the INVOcell device has been demonstrated and accepted by the European Union which has granted a CE Mark and ISO registration.
•
Support of Practitioners:  Clinicians and laboratory directors have used the INVO method and the feedback has been positive; practitioners appreciate the fact that it is a patient-friendly procedure, easy to perform and effective.

•
Finalize FDA Clearance: INVO Bioscience has completed all developmental testing and pre-trial testing for the 510(k) submission.  We intend to complete what we believe to be the final clinical study required under the investigational device exemption (IDE) by the FDA, subject to receipt of additional funding, in 2011.

•
Marketing Trials/Studies: A fertility clinic recently completed a clinical study   in Colombia, South America, showing a 35% efficacy rate. Other studies are in the works in the Middle East currently and soon to commence in India by doctors using the INVOcell device.  These trials will yield “local” data on patient efficacy and experience for marketing collateral and advertising.

Current Market Opportunity

According to the European Society for Human Reproduction (“ESHRE”) in 2007, there are more than 100 million infertile couples in the world.  While there have been large increases in the use of IVF, only about one million IVF cycles were performed in 2006, which amounts to a treatment of less than 1% of the infertile couples worldwide.  Knowing that an average of 2-3 cycles of IVF is performed per infertile couple, there are only 300,000-500,000 couples treated by IVF.  A survey by “Resolve: The National Infertility Association,” the number one reason couples do not use IVF is cost and geographical availability.  We can provide a locally available treatment option at less than half of the cost of IVF that will help millions of infertile couples throughout the world where IVF is not currently available.

IVF is an effective treatment option for many infertile couples.  Our patented and proven INVO technology is a low cost, unique fertility treatment option that is much simpler to perform than IVF.  The procedure can be provided without an IVF center and therefore can be available in many more locations than IVF.  We believe we are well positioned to capture a significant share of this unmet market.  With our INVOcell device and technique, fertilization and early embryo development is done within the vaginal cavity rather than an incubator.  Oocytes and sperm are fertilized and developed into embryos within the INVO device while contained by the woman’s vaginal cavity.

Currently, according to ESHRE (2007) less than 1% of infertile couples who receive infertility treatment, including IVF, intra uterine insemination (“IUI”) and other fertility treatment, represents a $6 billion worldwide market annually.  This leaves 99% of the infertile couples untreated with an estimated unmet market opportunity of $594 billion, a portion of which, we believe will be met by the INVO device.  Much of the unmet market is located in developing countries where many patients cannot afford, and have limited access to, IVF.  We believe that developing countries offer a large and ready market for the INVOcell.

In May 2008, we received notice that the INVOcell device meets all of the essential requirements of the relevant European Directive, and received CE marking.   The CE marking certifies that a product has met European health, safety and environmental requirements, which ensure consumer safety.  Manufacturers in Europe and abroad must meet CE marking requirements where applicable in order to market their products in Europe.  With CE marking, we now have the necessary regulatory authority to distribute our INVOcell device in the European Union, subject to local registration regulations.

Currently, we are continuing to establish agreements with distributors and train physicians outside of the U.S. including in Canada, South America, Latin America, Europe, the Middle East, India and Africa.  While we penetrate the infertility markets in Europe and Latin America, along with the other countries, we anticipate also pursuing the completion of the FDA’s “510(k)” process.  We have completed the first step for medical device companies who manufacture Class 2 devices (and a small number of Class 1 and 3 devices) by filing a Premarket Notification with the FDA (i.e., an FDA 510(k) submission).  The FDA does not "approve" Class 1 and 2 medical devices for sale in the U.S. they give "clearance" for them to be sold.  We believe that we are presently halfway completed with our clinical trial and anticipate its completion by the end of 2011, subject to funding through the AGS REF or other sources.  However, there can be no assurance that we will be able to fund our clinical trial to completion, that our trial will be successful and that we will receive FDA clearance thereafter.

Competition

The infertility industry is highly competitive and characterized by technological improvements.  New artificial reproductive technology (“ART”) services, devices and techniques may be developed that may render the INVOcell obsolete.  Competition in the areas of infertility and ART services is largely based on pregnancy rates and other patient outcomes.  Accordingly, the ability of our business to compete is largely dependent on our ability to achieve adequate pregnancy rates and patient satisfaction levels.  The INVO procedure will offer an alternative treatment to couples who currently do not have access to treatments because of cost or location.  Infertility clinics can expand their businesses by offering INVO in satellite centers that can be opened at a substantially lower cost than an IVF center.  We are not aware of any direct competitors to INVO Bioscience or the INVO process using the INVOcell device.  However, there are existing infertility treatment regimes that the INVOcell will compete with when the infertile couple, in conjunction with their physician, is choosing the treatment method for their infertility.  We believe that the menu of currently available clinical infertility treatment methods generally is limited to IUI and IVF.

Competing Treatments

Intra Uterine Insemination (IUI):   In IUI treatments, ovarian stimulation protocols with induction of ovulation are frequently used to recruit several follicles and improve clinical pregnancy rates.  When monitoring ovulation indicates that the female patient is ready to ovulate, the male patient will produce a sperm sample in the fertility doctor’s office.  The sperm is then prepared and delivered to the uterus through a catheter.  IUI can only treat approximately 40% of the causes of infertility.  For example, IUI does not address infertility causes such as tubal disease and other conditions that are treatable by IVF and the INVOcell device and process.  In addition, IUI does not produce the diagnostic information such as fertilization that an IVF or INVO cycle produces.  Approximately 600,000 IUI cycles are performed annually by a subset of 5,000 of the 40,000 fertility doctors in the U.S. as well as by IVF providers.  In Europe, at least 550,000 IUI cycles are performed annually.  The cost of a single IUI treatment can range from $500 to $4,000 per cycle in the U.S. and $500 to $2,000 in Europe.  The intra-country differences in cost depend on the stimulation protocol and the ovulation monitoring used by the physician.

In Vitro Fertilization (IVF):   IVF addresses tubal factor, ovulatory dysfunction, diminished ovarian reserve, endometriosis, uterine factor, male factor, unexplained infertility and other causes.  IVF bypasses the function of the fallopian tube by achieving fertilization within a laboratory environment.  Ovarian hyper-stimulation is common with IVF treatments to recruit numerous follicles and increase the chances for success.  Follicles are retrieved trans-vaginally using a vaginal probe and ultrasound guidance.  General anesthesia is frequently used due to the number of follicles retrieved and the resulting discomfort experienced by the patient.  The eggs are identified in the follicular fluid and combined with sperm and culture medium in culture dishes, which are placed in an incubator with a temperature and gas environment designed to mimic the condition of the fallopian tubes.  Once the embryos develop, they are transferred to the uterine cavity.  The transfer of several embryos allows an average success rate for IVF of 27%, but it is also responsible for a high multiple birth rate of approximately 40% of IVF pregnancies.  Multiple births bring risks to mother and babies and significant expenses for third party payers.  In addition, due to the high number of embryos produced in IVF, cryo-preservation of excess embryos occurs in more than 30% of the cycles.  In the U.S., there are approximately 1,000 reproductive endocrinologists who collectively perform more than 125,000 IVF cycles per year at 430 specialized facilities.  In Europe, nearly 300,000 IVF cycles are reportedly performed at more than 1,000 facilities.

The cost to the patient for a single IVF cycle (including drugs) averages $12,400 in the U.S. and can go as high as $20,000 depending on the IVF center.  The cost of drugs for an IVF cycle ranges from $2,500 to $3,500.  The average cost per live birth using IVF can exceed $50,000 since the successful patient generally requires more than one cycle depending on the age of the patient.  Many patients who would be good candidates for IVF are unable to access it because of the high cost and lack of insurance reimbursement.  Additional obstacles to IVF often include significant distances to IVF clinics; travel costs; and time off from work.  In addition, some couples experience concerns regarding IVF such as the possibility of laboratory errors resulting in receiving another person’s embryo.

Competitors

We operate in a highly competitive industry, which is subject to competitive pricing and rapid technological change.  The market for fertility treatment and devices are highly competitive in terms of pricing, functionality and service quality, the timing of development and introduction of new products and services and terms of financing.  We face competition from all ART practitioners and device manufacturers.  Our competitors may implement new technologies before we do, allowing them to offer more attractively priced or enhanced products, services or solutions.  Our competitors may have greater resources in certain business segments or geographic markets than we have.  We may also encounter increased competition from new market entrants or alternative ART technologies.  Our ability to compete in this market successfully will require us to adapt to economic or regulatory changes, to introduce new products to the market and to enhance the functionality while reducing the cost of new and existing products.

Our principal ART medical-device competitor is Anecova, a Swiss start-up life sciences company with an intrauterine device under development for infertility treatment.  This device is a very small silicone tube with 360 micro perforations.  Oocytes are fertilized outside the device and then placed in the tube, which is placed inside the woman’s uterus for early embryo development.  After 1-5 days, the device is removed and the best embryo(s) are transferred back into the woman’s uterus.  We believe that the device is much more difficult to use than the INVOcell due to its size and the requirement to place the device in the uterus, a sterile environment.  The precision manufacturing of the Anecova device will drive its cost close to $1,500, which is higher than our price.  The Anecova device would only be available in hospitals and IVF Centers at a significantly higher cost than the INVOcell.

Competitive Advantages

We believe that the INVOcell has the following competitive advantages:

Lower cost than IVF with similar efficacy:  The INVOcell is substantially less expensive than IVF due to a lower cost of supplies, labor, capital equipment and overhead.  An IVF center requires at least $500,000 of laboratory capital equipment and highly trained personnel.  In contrast, the cost of laboratory capital equipment to set-up an INVOcell procedure is approximately $30,000 and does not require highly trained specialists beyond the traditional obstetrician and gynecological practice.  The global success rate for IVF varies dramatically from 13.6% to 40.5% with an average of 27% per cycle (ESHRE, ICMART Committee, June 21, 2006).  We foresee that the INVO device will be offered at approximately $5,000 per cycle with a pregnancy rate comparable to traditional IVF.  In Europe, IUI currently averages $1,000 per cycle.  In Europe, the average cost per pregnancy for IVF is $21,354.  INVO in Europe will be offered at approximately $2,500 per cycle.

Similar cost than IUI with greater efficacy:  In the U.S. currently, IUI averages $1,500 per cycle with <10% pregnancy rate while IVF averages $12,400 per cycle with an average of 27% pregnancy rate.  With INVO, we believe that the Ob/Gyn or reproductive endocrinologist practitioners will benefit by providing a superior product than IUI with good financial margins, efficacy rates more than double IUI while treating the full range of infertility indications.  In Europe, the average cost per pregnancy using IUI is $12,000.  The average cost per pregnancy for IVF is $21,354 while for INVO it is only $13,888: a savings of more than $7,000 per pregnancy.  Using INVO could reduce annual infertility costs in Europe by more than $650 million.

Greater geographic availability:   In Europe, there are more than 1,000 IVF centers, and there are approximately 430 IVF centers in the U.S.  In addition, by having INVO geographically available in Ob/Gyn offices, couples will avoid the travel costs and absence from work associated with long-distance IVF treatments.  The medical staff at these centers could easily learn the INVO technique and offer it as a lower cost treatment option for their patients through satellite centers.  There are also 5,000 Ob/Gyn physicians in the U.S. who offer infertility services such as the IUI treatment but lack the facilities to offer the IVF treatment.  Since INVO does not require a specialized lab facility, large costly equipment or highly specialized staff, the INVO treatment may be offered in a doctors’ office.  Therefore, in the U.S. alone, INVO could be 10 times more available than conventional IVF.  Ob/Gyn offices worldwide could offer INVO as an alternative or follow up treatment to IUI and generate a significant new revenue stream.

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

SALES AND MARKETING

Product Pricing

We anticipate employing the following pricing system for the INVOcell technology.  These prices were determined through discussions with our advisory board of physicians and potential strategic partners and reflect the innovative features of the device, the savings in physician’s laboratory fixed costs and the amount that a physician will receive from patients to perform INVO.  Our goal is to have the INVO procedure offered to infertile couples as a lower cost alternative with comparable success rates to IVF.

INVOcell device:    We expect to sell the INVOcell device and its retention system for between $75 and $400 per unit.  IVF centers or Ob/Gyn groups purchasing a large number of devices and promoting the INVO process will receive discounted prices and a limited amount of free advertising of their facility on our website.  It is expected that the INVOcell will sell for $400 in the U.S., which grants a single-use license under our patents.  In Central and South America and Europe, the price of the device will be reduced to between $100-$300 to reflect a generally lower cost of infertility procedures in most of these countries and to make INVOcell available to populations with lower incomes.

Holding/Warming Blocks:  The holding blocks will be sold as a tool for viewing and retrieving the embryos from the inner chamber.  Each physician will need a minimum of two blocks depending on the number of cycles he/she performs.  The blocks cost $100 per block and will sell for $200 each.  These blocks may provide an additional revenue stream.

Fixed Laboratory Equipment:  The equipment used in the INVO procedure (microscope with video system, bench centrifuge, incubator without CO2, bench warmer and laminar flow hood) is readily available in the market.  We have had initial discussions with an international equipment supplier that has a mobile bench and hood with all the required equipment.  We intend to establish an agreement with this company to provide our customers with a discount and financing to facilitate new customer entry into the INVO market in the future, however, there can be no assurance that we will be successful in this effort.  The complete set up for the INVO procedure is approximately $18,000 in Europe and $30,000 in the U.S.

Our Sales Team

As of December 31, 2009, we employ two sales and marketing individuals who are charged with all of our sales efforts.  We anticipate growing our sales team to six in 2010, subject to raising additional capital.  Our sales efforts follow two approaches:

             Direct Physician Sales through Distributors -- In foreign countries, we intend to establish local distributors to access the countries’ markets.  With the distributor-to-physician model, the distributors will be selling to IVF centers, medical practices and physicians directly.  We will support the distributors’ efforts with training, both to the distributors’ trainers as well as to the physicians directly.  We currently maintain written distribution agreements in the following countries: Canada, Colombia, Venezuela, Ecuador, Panama, Argentina, Peru, Pakistan, Turkey, Bulgaria, South Africa and Taiwan.  Additionally we are in discussions with potential distributors for Spain, Greece, Cyprus, Poland, Russia, Egypt and India.

              Direct Sales to Physicians -- We are also following a parallel path directly to leading infertility doctors in regions where there is demand but either distributors do not exist such as in Western Africa or we have not yet signed distribution agreements.

Target Markets

Currently and through 2010, we anticipate that we will continue to launch the sale of the INVOcell device in Europe, Canada, South America and the Middle East.  During 2011, or at such time that we receive FDA approval, we anticipate launching the INVOcell in the U.S.  In 2010, we also anticipate the launch of the INVOcell device in South Africa, India and Russia.  In 2011, we anticipate the launch of the INVOcell device in China and other countries that are currently under the registration process and where alternative treatment is needed.  With the cost of the INVO procedure being less than half the cost of IVF, we expect to penetrate 5% of the currently untreated infertility market, although no assurances can be made in this regard or that will achieve our goals in our target markets on schedule, or at all.

            Worldwide -- According to ESHRE, there are more than 100 million infertile couples in the world as of 2007.  About one million IVF cycles were performed in 2006, which is less than 1% of the infertile couples worldwide.  More than 99 million infertile couples remain untreated due to cost, availability, awareness and other factors.

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

            Europe -- Europe has approximately 10 million infertile couples, of which 137,000 are estimated to have received IVF treatment and 183,000 received IUI (ESHRE) leaving 9.5 million infertile couples untreated.

Preliminary Sales Strategy

The CE Mark allows us to sell our INVO device in Europe, Canada and certain countries in South America, the Middle East and Africa along with Russia, and India, subject to local registration requirements.  Our strategy is to launch the product in the developing world first because of the high demand and relatively low availability of IVF procedures.

Launching INVO in the U.S. market requires 510(k) clearance, which we anticipate receiving in early 2011 upon completion of our clinical trials estimated for 2010-2011, provided that we receive additional funding.   We have completed the required human confirmatory study.  The births of normal babies have been confirmed in this study using the INVOcell.  It will take one year and approximately $1,000,000 of funding to complete the clinical study including data collection on all required subjects, analysis of the data, have an independent audit and submit the full 510(k) report to the FDA.  The FDA has 90 days to review the submission from INVO Bioscience.  All preclinical data and testing has been completed and reviewed by FDA.  We expect to receive approval to sell the INVOcell after completion of the clinical study and 510(k) submission.  However, there is no assurance that will be the case.  We intend to launch INVOcell through key IVF centers in the U.S. once FDA clearance is achieved, if at all.

Insurance Reimbursement for Infertility Treatment

Most European countries have some level of coverage for infertility treatment, but the level of coverage varies from country to country and even within countries.  For example, the National Health Service in the UK covers 20% of most costs for infertility treatment.  However, that standard is not applied universally throughout the country and some counties provide almost no coverage.  In the U.S., fifteen states mandate some form of insurance reimbursement for infertility treatment.  Three states mandate reimbursement for IVF, while other states cover some form of infertility treatment, but they may also specifically exclude IVF due to cost.  In addition, fifteen other states are considering mandating some form of coverage for infertility treatment.

We believe that the INVOcell process will be treated favorably by insurance companies because it lowers cost and has a high efficacy rate.  In Europe, the average cost per pregnancy using IUI is $12,000 and IUI is appropriate for only 40% of the infertile population.  However, the INVO device, which is marginally more expensive at $13,888 per pregnancy, is a more effective treatment for a majority of infertile couples.  The average cost per pregnancy for IVF is $21,354.  Therefore, there is a savings of more than $7,000 (more than 33% of the cost) per pregnancy by using INVO versus IVF.

Currently, many third-party payers require that an infertile patient have at least three cycles of IUI before going on to IVF.  The aggregate success rate of three IUI’s is 25%.  Therefore, up to 75% of those patients are often referred to IVF.  In the future, third-party insurance payers could save more than $7,000 per pregnancy by requiring the patient to try INVOcell first.

Branding and Promotion

We have a new logo associated with the INVO device that is refined for the infertility market.  We have trademarked the logo, device and technology.  At the same time, we are developing a website that includes special pages for clinicians and patients.  Subject to available capital, the next generation website will include materials that medical professionals and patients can print, including status reports and news items.  It will include training videos for potential customers both physician and patients who want to learn exactly how the INVOcell works.

REGULATION

Domestic Regulations

The manufacture and sale of our products are subject to extensive regulation by numerous governmental authorities, principally by the FDA in the U.S. and corresponding foreign agencies.  The FDA administers the Federal Food, Drug and Cosmetic Act and the regulations promulgated there under.  We are subject to the standards and procedures with respect to the manufacture of medical devices and are subject to inspection by the FDA for compliance with such standards and procedures.  The FDA classifies medical devices into one of three classes depending on the degree of risk associated with each medical device and the extent of control needed to ensure safety and effectiveness.  The INVOcell device and process must secure a 510(k) pre-market notification clearance before it can be introduced into the U.S. market.  The process of obtaining 510(k) clearance typically takes several months and may involve the submission of limited clinical data to support our assertions that the product is substantially equivalent to an already approved device or to a device that was on the market before the enactment of the Medical Device Amendments of 1976.

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

Medical device manufacturers are routinely subject to periodic inspections by the FDA.  If the FDA believes that a company may not be operating in compliance with applicable laws and regulations, it can:

•	place the company under observation and re-inspect the facilities;
•	issue a warning letter apprising of violating conduct;
•	detain or seize products;
•	mandate a recall;
•	enjoin future violations; and
•	assess civil and criminal penalties against the company, its officers or its employees.

At present, we believe are more than halfway completed with the clinical trials requested by the FDA based on the work previously completed by Medelle.  Subject to available capital, we anticipate completing those clinical trials by the end of 2010.  Thus, we believe that we will receive FDA clearance by 2011, though there can be no assurance that we will be successful in doing so on a timely basis, if at all.

International Regulations

We are also subject to regulation in each of the foreign countries where our products are sold.  Many of the regulations applicable to our products in such countries are similar to those of the FDA.  The national health or social security organizations of certain countries require that our products be qualified before they can be marketed in those countries.  Many of the countries we are targeting do not have a formal approval process of their own but rely on either FDA clearance or the European approval, the CE mark.  Some countries require a registration process of listing the INVOcell with the governing body in addition to the CE mark.

Our activities during our development stage have included developing our business plan, seeking regulatory clearance in Europe and the United States and raising capital.  In May 2008, we received the CE mark.

With CE marking, we have the necessary regulatory authority to distribute our product after registration in the European Economic Area (i.e., Europe, Canada, Australia, New Zealand, along with most parts of the Middle East and South America).  Every country is different; we have completed registrations in some, are in process with others.  Upon funding from the REF, which is subject to certain limitations as discussed in the “Managements Discussion and Analysis” section, we will be submitting additional registrations.  Certain other countries require that we first receive FDA clearance.  We are registering the product based on the size of the market and our ability to service it given our resources.

Intellectual Property

More than 800 cases of an INVO-type procedure have been documented in peer-reviewed journals since the 1980s, using an incubation device not specifically designed for the process but functionally capable of demonstrating success rates equivalent to IVF at that time.  The INVOcell device was specially developed to optimize the ease of use and effectiveness of the procedure at an affordable price.  This product development process has resulted in five active patents worldwide covering both the INVOcell device and the INVO process.

Employees

As of December 31, 2009, we have five full-time employees.  We consider our relationship with our employees to be good.

Available Information

We maintain an Internet website at www.invobioscience.com.  We make available, free of charge through our website, our annual report on Form 10-K, current reports on Form 8-K, quarterly reports on Form 10-Q and each amendment to these reports.  Each such report is posted on our website as soon as reasonably practicable after such report is filed with the SEC via the EDGAR system.

The information on our website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered a part of this Annual Report.  Our website address is included in this Annual Report as an inactive textual reference only.

Item 1A.Risk Factors

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

These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks outlined here under “Risk Factors” or elsewhere in this Form 10-K, which may cause our, or our industry’s, actual results, levels of activity, performance or achievements expressed or implied by these forward-looking statements to differ.  Moreover, we operate in a very competitive and rapidly changing environment.  New risks emerge from time to time and it is not possible for us to predict all risk factors, nor can we address the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause our actual results to differ materially from those contained in any forward-looking statements.

We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short term and long-term business operations, and financial needs.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Form 10-K, and in particular, the risks discussed below and under the heading “Risk Factors” and those discussed in other documents we file with the SEC that are incorporated into this Form 10-K by reference.

The following discussion should be read in conjunction with our consolidated financial statements and notes thereto.  We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements.  In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Form 10-K may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statement.

Our business has posted net operating losses, has limited operating history and needs capital to grow and finance its operations.

From the inception of our operating subsidiary, BioXcell Inc., until December 31, 2009, INVO Bioscience had a net loss of $6,749,000.  INVO Bioscience has a limited operating history and is essentially an early-stage operation.  We will continue to be dependent on having access to working capital that will allow us to finance operations during all growth period.  Continued net operating losses together with limited working capital make investing in our Common Stock a high-risk proposal.  The adverse effects of a limited operating history include reduced management visibility into forward sales, marketing costs, customer acquisition and retention, which could lead to missing targets for achievement of profitability.

We require substantial additional capital to continue as a going concern which if not obtained could result in a need to curtail or cease operations.

As reflected in the accompanying financial statements, the Company is in the development stage with minimal revenues, had a net loss of $4,661,000, a working capital deficiency of $3,333,000, a stockholder deficiency of $3,237,000, and cash used in operations of $927,000 for the year ended December 31, 2009.  These amounts raise substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Our internal growth strategy may not be successful which may negatively impact our growth, financial condition, results of operations and cash flow.

One of our strategies is to grow internally through increasing the customers we target.  However, many obstacles to this expansion exist, including, but not limited to, increased competition from similar businesses, unexpected costs, costs associated with marketing efforts and maintaining a strong client base.  Therefore, we cannot assure you that we will be able to overcome such obstacles successfully and establish our services in any additional markets.  Our inability to implement this internal growth strategy successfully may have a negative impact on our growth, future financial condition, results of operations or cash flows.

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

Our customers are expecting that our products will perform as we claim.  Our manufacturing companies and packaging processes will be relied up on heavily.  A failure to sustain the specified quality requirements could result in the loss of demand for our products.  Delays or quality lapses in our production lines could result in substantial economic losses to us.  Although we believe that our continued focus on quality throughout the Company adequately addresses these risks, there can be no assurance that we will not experience occasional or systemic quality lapses in our manufacturing and service operations.  We have limited manufacturing capabilities, and maybe  insufficient to produce an adequate supply of products at appropriate quality levels, our growth could be limited and our business could be harmed.  If we experience significant or prolonged quality problems, our business and reputation may be harmed, which may result in the loss of customers, our inability to participate in future customer product opportunities and reduced revenue and earnings.

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

We place substantial reliance upon the efforts and abilities of our executive officers, Kathleen Karloff and Dr. Claude Ranoux.  The loss of the services of our executive officers could have a material adverse effect on our business, operations, revenues or prospects.  We do not maintain key man life insurance on the lives of these individuals.

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

We have only two directors, one of which is also our President and Treasurer and the other is our Chief Executive Officer (CEO).  Accordingly, we have not established board committees comprised of independent members to oversee functions like compensation or audit issues.

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

We are conducting clinical trials related to the INVOcell.  While we are confident in the future outcomes of these trials, an unsuccessful trial could adversely affect the marketability of this product and the receipt of FDA clearance in particular.

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

Economic downturns and declines in consumption in our markets may affect the levels of both our sales and profitability.  As widely reported, the domestic and global financial markets have been experiencing extreme disruption in recent months, including severely diminished liquidity and credit availability.  Concurrently, economic weakness has begun to accelerate.  If these conditions exist for a sustained period, or if there is further deterioration in financial markets and major economies, our financial performance could be adversely affected.  The current tightening of credit in financial markets may adversely affect the ability of our customers and suppliers to obtain financing, which could result in a decrease in, or deferrals or cancellations of, the sale of our products and services.  In addition, weakening economic conditions and outlook may result in a decline in spending for ART and fertility assistance that could adversely affect our results of operations and liquidity.  We are unable to predict the likely duration and severity of the current disruption in the domestic and global financial markets and the related adverse economic conditions.

Risks Relating to the Share Exchange

Our Chief Executive Officer, Kathleen Karloff, beneficially owns 9.8% and our President , Dr. Claude Ranoux, owns 41.9% of our outstanding Common Stock, which gives them control over certain major decisions on which our stockholders may vote.

As a result of the Share Exchange, two of our officers and directors beneficially own 51.7% of our outstanding shares.  The interests of these two individuals may differ from the interests of other stockholders.  As a result, these officers and directors will have the right and ability to control virtually all corporate actions requiring stockholder approval, irrespective of how our other stockholders may vote, including the following actions:

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

INVO Bioscience is a public reporting company and, accordingly, is subject to the information and reporting requirements of the Exchange Act and other federal securities laws, including compliance with the Sarbanes-Oxley Act.  Preparing and filing annual and quarterly reports, proxy statements and other information with the SEC and furnishing audited reports to stockholders is costly.  In addition, the Company may face time consuming and costly effects to develop and implement internal controls and reporting procedures required by the Sarbanes-Oxley Act.  We may need to hire additional financial reporting, internal controls and other finance personnel in order to develop and implement appropriate internal controls and reporting procedures.  If we are unable to comply with the internal controls requirements of the Sarbanes-Oxley Act, we may not be able to obtain the independent accountant certifications required by the Sarbanes-Oxley Act.

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

Apart from the REF entered into with AGS Capital Group, LLC on October 28, 2009, we have no committed source of financing.  We cannot draw against the REF until we update our Form S-1, as filed with the SEC.  Even after we update our Form S-1, we will have some limitations on our ability to draw against the REF.  In addition, we may issue shares or incur debt, which may be convertible into shares of our Common Stock to satisfy our financial obligations.  If a trading market develops for our Common Stock, we may attempt to raise capital by selling shares of our Common Stock, possibly with warrants, which may be issued or exercised at a discount to the market price for our Common Stock.  These actions will result in dilution of the ownership interests of existing shareholders, and may further dilute the Common Stock book value, and that dilution may be material.  Such issuances may also serve to enhance existing management’s ability to control INVO because the shares may be issued to our officers, directors, new employees, or related parties and may be on a non-arms length basis.

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

A substantial majority of our outstanding shares of Common Stock are “restricted securities” within the meaning of Rule 144 under the Securities Act.  As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Securities Act and as required under applicable state securities laws.  A sale under Rule 144 or under any other exemption from the Securities Act, if available, or pursuant to subsequent registrations of our shares of Common Stock (which we filed pursuant to the REF and which we tend to pursue), may have a depressive effect upon the price of our shares of Common Stock in any active market that may develop.

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

We have never paid any dividends and have not declared any dividends to date in 2009.  Our board of directors does not intend to distribute dividends in the near future.  The declaration, payment and amount of any future dividends will be made at the discretion of the board of directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors as the board of directors considers relevant.  There is no assurance that future dividends will be paid, and, if dividends are paid, there is no assurance with respect to the amount of any such dividend.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to include in this annual report, management’s assessment of the effectiveness of our internal control over financial reporting.  Furthermore, beginning with the fiscal year ending on December 31, 2010, our independent registered public accounting firm will be required to attest to whether management’s assessment of the effectiveness of internal controls over financial reporting is fairly stated in all material respects and separately report on whether it believes we maintained, in all material respects, effective internal control over financial reporting.  If we fail to timely complete the development of our internal controls and management is unable to make this assessment, or, once required, if the independent registered public accounting firm cannot timely attest to this assessment, we could be subject to regulatory sanctions and a loss of public confidence in our internal control and the reliability of our financial statements, which ultimately could negatively impact our stock price.

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

Item 2. Properties

We currently do not own any property.  Our principal executive office is located at 100 Cummings Center, Suite 421E, Beverly, Massachusetts 01915, pursuant to a lease entered into by INVO Bioscience in January 2007 (the “lease”) for 3,294 square feet of general office space.  The lessor is Cummings Properties, LLC and the lease commenced in January 2007 and has been renewed to December 31, 2010.  The Company paid a security deposit of $3,000, which was repaid to the Company in equal $500 installments over the first six months of the lease.  The Company received no rent incentives or improvement allowances under this agreement.  The lease requires the Company to pay minimum lease payments of $2,000 per month for the duration of the lease.  The lease is subject to a cost of living increase equal to the Boston, Massachusetts Consumer Price Index at the beginning of each calendar year.  As of January 1, 2010, the Company’s lease payments increased over the base year by 5.42% to $2,108.39.

Item 3. Legal Proceedings

On March 24, 2010, we were served a complaint on an action that was filed on December 31, 2009 with the Suffolk Superior Court Business Litigation Session by two former employees and a former creditor of Medelle Corporation.  The former employees allege various claims relating to the sale and transfer of the assets from Medelle to Dr. Ranoux was wrongful at least in their eyes.  In various counts, the former Medelle employees claim that Dr. Ranoux and Kathleen Karloff and therefore INVO Bioscience violated alleged duties owed to them in connection with the transfer.

We intend to challenge these allegations, as they are all false.  The sale and transfer of the assets of Medelle was professionally handled by an independent third party after approval by the Board of Directors representing a majority its shareholders.  Medelle’ s  shareholders through its Board  voted to have an assignment to the benefit of creditors and gave complete authority to the President & CEO at that time (neither Dr. Ranoux or Ms. Karloff)  to work with the third party and get the best possible price through a sealed bid auction.  The third party notified all of the appropriate parties as required by law as well as filed notices in various professional publications and newspapers of its intention to sell the assets of Medelle.  Additionally the third party also contacted numerous large medical device and bio-Pharma companies to see if they would be interested in acquiring the assets.  On the day of the auction Dr. Ranoux submitted the winning bid and was awarded the assets upon full payment.  We believe this complaint is base-less and will be dismissed once the facts are brought to light and will not have a material effect upon our results of operations.

Outside of the above mentioned item neither we, nor BioXcell Inc, our wholly owned subsidiary, either directly or indirectly, including INVO Bioscience are involved in any lawsuit outside the ordinary course of business, the disposition of which would have a material effect upon either our results of operations, financial position or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders

In 2009, the shareholders were not asked to vote on any matters.  During the fourth quarter of the fiscal year ended December 31, 2008, the shareholders of INVO Bioscience were requested to vote on the Share Exchange between Emy’s Salsa Aji Distribution Company, Inc. and BioXcell, Inc.  The shareholders of both companies approved the transaction.

Part II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Common Stock is quoted on the Over the Counter Bulletin Board (OTCBB) under the symbol “IVOB.”  Before February 17, 2009, our symbol on the OTCBB was “EMYS.”  The table below sets forth the high and low sales prices for the periods shown.

	2009		2008
	Fiscal Year		Fiscal Year
	High	Low	High	Low
First Quarter	$5.50	$0.40	$0.00	$0.00
Second Quarter	$1.01	$0.05	$0.00	$0.00
Third Quarter	$0.46	$0.08	$0.00	$0.00
Fourth Quarter	$0.60	$0.17	$5.50	$0.40

During 2009, the high and low closing price per share of our Common Stock was $5.50 and $0.05 respectively.

Our Common Stock originally traded under our predecessor company’s name and symbol, EMYS, which was first quoted on November 11, 2008 at a price of $0.40 per share for 10,000 common stock shares.  On December 5, 2008, the day of the closing of the Share Exchange, 1,000 shares of Common Stock were traded at $1.50 share.

Stockholders

On April 5, 2010, there were approximately 95 stockholders of record.

Dividend Policy

We have never declared or paid a dividend on our Common Stock.  We intend to retain future earnings to fund development and growth of our business.

Compensation Plan

We do not have any equity compensation plans in place at this time.  We intend to implement an equity compensation plan in 2010.  Options have been promised to employees as consideration for services but have not been granted or approved by the Board of Directors.  These shares will be granted upon the approval and implementation of the equity compensation plan.

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

Background

The previous management of Emy’s (our predecessor) determined that it was in the best interests of Emy’s shareholders to agree to the Share Exchange and acquire Bio X Cell, Inc., a Commonwealth of Massachusetts company (d/b/a/ “INVO Bioscience”) that has developed its patented technology, the INVOcell and the INVO procedure, which are designed to be less expensive and an alternative to conventional IVF.  As part of the Share Exchange, Emys ceased the salsa distribution business and INVO Bioscience became a wholly-owned subsidiary of Emy’s.

The Share Exchange was accounted for as a “reverse merger” because the INVO Bioscience Shareholders now own a majority of the outstanding shares of Common Stock immediately following the Share Exchange.  INVO Bioscience is deemed the acquirer in the reverse merger.  Consequently, the assets and liabilities and the historical operations that are reflected in the financial statements prior to the Share Exchange are those of INVO Bioscience and are recorded at the historical cost basis of INVO Bioscience and the consolidated financial statements after completion of the Share Exchange include the assets and liabilities of INVO Bioscience, historical operations of INVO Bioscience.  The financial results summarized below are based on INVO Bioscience’s audited balance sheet as of December 31, 2009 and 2008 and related audited statements of operations and stockholders’ deficiency and statements of cash flows for the periods ended December 31, 2009 and 2008, respectively.

Overview

We are a development stage company that has recently begun to commercialize our proven and patented technology that we believe will revolutionize the treatment of infertility.  Our device, the INVOcell, and the INVO procedure are designed to provide an alternative infertility treatment for the patient and the clinician; it is less expensive and simpler to perform than current infertility treatments.  The simplicity of the INVO procedure relates to the ability to potentially perform the infertility procedure in a physician’s practice rather than in a specialized facility at a much lower cost overall than current infertility treatments, including in vitro fertilization (“IVF”).  Therefore, we believe that the INVO procedure will be available in many more locations than conventional IVF especially outside the United States.  INVO also allows conception and embryo development to take place inside the woman's body; an attractive feature for most couples.

Our primary focus is the sale of the INVOcell device and the INVO technology to assist infertile couples in having a baby.  We believe that our patented and proven INVOcell technology is an effective low cost alternative to current treatments.  Along with being offered as an option in traditional IVF clinics, the INVO technique may be provided in a physician’s office or a small lab.  Therefore, the INVO device and technique may be offered by physicians around the world to couples who do not have access to IVF facilities.  INVO uses a device, the INVOcell, which we currently sell to distributors around the world (outside of the U.S.) at prices ranging from $75 to $400.  Currently, we are only authorized to sell the INVOcell device in certain international markets.  We do not expect to be able to sell the device in the United States until at least the third quarter of 2011, assuming we receive the necessary capital to complete our clinical trial and receive FDA clearance by such date.  We are establishing agreements with distributors and beginning to train physicians around the world in places such as South America, Europe, Africa and the Middle East.  While we penetrate the infertility markets in Europe and South America along with other countries, we anticipate pursuing the completion of the FDA “510(k)” process.  We have completed the first step for medical device companies who manufacture Class 2 devices and the filing of a Premarket Notification with the FDA (i.e., an FDA 510(k) submission).  Technically, the FDA does not “approve” Class 1 and 2 medical devices for sale in the U.S. they give “clearance” for them to be sold.  We are hoping to receive clearance to market in the U.S. by the end of 2011 upon completion of our clinical trial, which we will commence upon achieving appropriate funding.  However, there can be no assurance that we will receive such clearance by that date or ever.

We operate by outsourcing many key operational functions in the development and manufacturing of the INVOcell device to keep fixed costs to a minimum.  Our most critical management and leadership functions are carried out by our core team.  We have contracted out the following functions: manufacturing, packaging/labeling and sterilization of the device to a certified manufacturer to mold the parts; to a medical manufacturing company to assemble packages and label the product and to a sterilization specialist to perform the gamma sterilization process.  This expedites production and eliminates the need for in-house capital equipment expenditures.

We anticipate that we will experience significant quarterly fluctuations in our sales and revenues as a result of our efforts to expand the sales of the INVO technology to new markets.  Operating results will depend upon and upon the timing of signing of new distributor contracts and the training of physicians and their staffs in the INVO procedure.  International sales will continue to be our only source of revenue for the coming year.  We are aware of many significant international opportunities, and we expect international revenues to continue to grow.  International sales are, however, difficult to forecast.  Subject to having available financial resources, we are committed in our ongoing sales, marketing and development activities to sustain and grow our sales and revenues from our products and services.  However, there can be no assurance that we will be successful in doing so.

During the last year, we continued to market our products in strategic markets utilizing our limited resources in the most economical fashion possible.  We focused our efforts on South America and parts of Europe as we see these as our best opportunities to introduce the INVO procedure to many willing physicians quickly.  During this period, we reduced our travel and planned trips further in advance to benefit from travel discounts, which reduced our travel expenses considerably.  We had a presence at a few Gynecology and Obstetrics Conferences held in the Netherlands, Togo, San Salvador, Egypt and Peru during 2009, as we continued to introduce the INVOcell across new regions of the globe.  These were the largest infertility conferences of physicians in the particular areas of the world and we felt participation in them to be essential components in gaining name recognition and traction.

The INVOcell is cleared for use within countries that require a CE mark.  We must undergo a registration process in certain countries in addition to having the CE mark, because it is a Class II medical device.  In some countries, the process is relatively quick - approximately three to six weeks - while we have discovered in other countries it may take months.  While we are continuing to tend to the needs of the regional health organizations for registering the INVOcell, INVO Bioscience has continued to train physicians actively and teach distributors in the INVOcell technology.  Physicians have demonstrated that their patients would like to see current success rates within their own geographic and cultural areas and therefore we are assisting them in sponsoring clinical marketing trials.  As of December 31, 2009, we have the necessary approvals to sell the INVOcell device in the following countries: Colombia, Guatemala, Belgium, Greece, Bulgaria, Turkey, Poland, Spain, Switzerland, Cyprus, Pakistan, Cameroon, Nigeria, South Africa and India.  We have started the registration process in the following countries as well: Peru, Argentina, Venezuela, Egypt, Russia and Taiwan.

Because of the registration process and delays to wait for “local results” in certain geographic and cultural areas, along with limited resources to assist in moving things forward in some countries, revenues were significantly less than anticipated for the year.  However, we are continuing to receive registration notifications as well as receiving favorable initial local results that will be used for regional marketing campaigns.  In addition to these developments, we are continuing to plan sales and training trips actively.  We believe that we will begin increasing revenues in the future; however, our growth is limited by both the registration processes that we must undertake as well as our limited capital resources, and therefore we anticipate that revenues will continue to be lower than originally anticipated for the next few quarters.  The registration process differs from a clinical approval, which the INVOcell has in the form of the CE mark; instead, the process is more akin to a governmental tracking to monitor what products are sold and used within its borders.

Our most significant challenge in growing our business has been our limited resources.  As of December 31, 2009, we generally require approximately $175,000 per month to fund our planned operations.  This amount may increase as we expand our sales and marketing efforts and develop new products and services; however, if we do not raise additional capital in the near future we will have to curtail our spending and downsize our operations.  Our cash needs are primarily attributable to funding our clinical trial, sales and marketing efforts, strengthening our training capabilities, satisfying existing obligations and building an administrative infrastructure, including costs and professional fees associated with being a public company.

We believe we are taking the necessary steps to provide the capital resources we need to execute our business plan and grow the business as expected, including through the REF with AGS Capital Group, LLC, although no assurances can be made that we will be able to draw down on the REF.  At present, we are unable to draw-down on the REF equity line until we update our Form S-1 filed with the SEC with the update financials contained in this Form 10-K.  Even with an update Form S-1 in place, our ability to draw against this equity line is subject to conditions and limitations.  We also seek other sources of capital through private placements of our securities.  The exact amount of funds raised, if any, will determine how aggressively we can grow and what additional projects we will be able to undertake, such as initiating the final required FDA clinical trial.  No assurance can be given that we will be able to raise additional capital when needed.  If we are unable to raise additional capital, we will be required to substantially curtail or cease operations.

Selling, general and administrative expenses were $1,857,000 and $1,838,000 for the years ended December 31, 2009 and 2008, respectively.  In 2008, we started to hire resources in the following areas, clinical training, sales and accounting.

We currently are incurring a net loss as we continue to market our product and proprietary process as we endeavor to increase our revenue base.  It is expected that we will continue to generate net losses through 2010.

We cannot predict what our level of activity will be over the next 12 months.  However, INVO Bioscience anticipates that it will continue to launch the sale of the INVOcell device in Canada, Europe, Latin America, India and the Middle East through established distributors, IVF centers and physicians.  With the cost of the INVO procedure being less than half the cost of IVF, we believe we can penetrate 5% of the currently untreated infertility market, though there can be no assurance that we will be successful in doing so.

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

We had a net loss of $4,661,000, a working capital deficiency of $3,333,000, a stockholder deficiency of $3,237,000, and cash used in operations of $927,000 for the year ended December 31, 2009.  This raises substantial doubt about our ability to continue as a going concern.  Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement our business plan.  Our financial statements attached do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Stock Based Compensation

The Company accounts for stock-based compensation under the provisions of, ASC 718-10 Share-Based Payment (formerly SFAS 123R).  This statement requires the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.  That cost is recognized over the period in which the employee is required to provide service in exchange for the award, which is usually the vesting period.

Revenue Recognition

The Company will recognize revenue on arrangements in accordance with Accounting Standards Codification  605-10  formerly Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” and No. 104, “Revenue Recognition.”  In all cases, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.

Fair Value of Financial Instruments

ASC 825-10-50, “Disclosures about Fair Value of Financial Instruments” (SFAS No. 107) requires disclosure of the fair value of certain financial instruments.  The carrying value of cash and cash equivalents, accounts payable and borrowings, as reflected in the balance sheets, approximate fair value because of the short-term maturity of these instruments.

Effective January 1, 2008, the Company adopted ASC 820-10, “Fair Value Measurements” (SFAS 157), which provides a framework for measuring fair value under GAAP.   ASC 820-10 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  ASC 820-10 requires that valuation techniques maximize the use of observable inputs and minimize the use of unobservable inputs.

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements and their effect on the Company, see “Recent Accounting Pronouncements” in Note 1 of the Notes to Consolidated Financial Statements contained herein.

Results of Operations

Fiscal 2009 Compared to Fiscal 2008

Net Sales and Revenues

Net sales and revenues for 2009 increased 66% to $63,200 compared to $38,000 in 2008.  The increase was due to the launch of international shipments of small orders to our newly signed distributors as well as direct shipments to physicians internationally.  We expect this trend to continue as we introduce the INVO technology into our targeted countries over the next few months while continuing to assist our current customer base in the Middle East and South America.

Cost of Sales and Revenues

Cost of sales as a percentage of revenues were 65% or $41,300 in 2009 compared to 27% or $10,100 in 2008.  Our 2009 product cost of sales is significantly higher compared to 2008, which is a trend we expect to continue in the future for a few reasons.  In 2009, we reduced our average selling price in a number of markets to gain initial entry and to allow for marketing trials.  Additionally, we are producing small lot quantities and have higher shipping costs per unit as a result of the small volume shipments.

Selling, General and Administrative Expenses

Selling, general and administrative expenses grew by 1% to $1,856,900 in 2009, as compared to $1,837,600.  Our slightly higher general and administrative expenses in 2009 were due to focusing our limited resources in a couple of areas.  First, we continued to expand training related to the use of our products and technology outside of the United States and, second, we established a scientific advisory board.  The advisory board members assisted us in reviewing our product registrations and clinical protocols for international marketing trials and eventually our FDA clinical trial.  During the initial six months of 2008, we had three senior employees who did not take a salary.  In the second half of 2008, we grew to seven employees, all earning a salary as well as all the associated expenses that relate to them, including benefits and taxes.  Salaries and benefits in 2009 were $836,400 compared to $989,100 during 2008.  We were able to maintain the travel costs of our employees as they continued to travel internationally to introduce and train physicians and distributors on the INVO technology in Europe, Mid-East, Africa and South America by carefully planning all travel.  Travel related expenses for the comparable years ending December 31, 2009 and 2008 were $149,700 and $152,000 respectively.  We continued to protect our patent rights around the world with legal and filing fees totaling $59,100 for 2009 compared to $53,700 during 2008.  Some of the new expenses incurred by us during 2009 relate to being a public entity, including investor relations, shareholder services, filing fees, accounting and legal costs, which together were $380,200 versus $375,300 in 2008 for similar expenses related to the share exchange.

Research and Development Expenses

Research and development expenses decreased to $7,700 in 2009 from $51,800 in 2008.  Minimal resources were spent on R&D in 2009 as we felt the products were ready for the market as they were.  We do not anticipate much spending in R&D in the next 6-12 months as we focus our resources on launching and training doctors on our current products.

Interest Income and Expense and Financing Fees

In 2009, we incurred significant non-cash financing liability expense related to the convertible loans with detachable warrants that we issued to raise capital during the summer of 2009.  We incurred $2,925,500 in non-cash expense primarily from the common stock market price appreciation compared to the conversion feature of $0.10 per share and warrant price per share of $0.20.  Additionally we incurred broker’s fees for both the convertible loan as well as the REF we executed, effective as of October 28, 2009, these fees totaled $361,000 in 2009 compared to $0 in 2008.  We had net interest expense of $39,700 in 2009, as compared to $11,900 for 2008 as a result of having higher loans including the convertible loans in 2009 versus 2008.

Income Taxes

Our aggregate unused net operating losses approximate $6,700,000, which expire at various times through 2029, subject to limitations of Section 382 of the Internal Revenue Code of 1986, as amended.  The deferred tax asset related to the carry forward is approximately $2,715,000.  We have provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon our earnings history, it is more likely than not that we will not realize the net operating loss benefits.

Liquidity and Capital Resources

Our lack of financial resources continues to be our major challenge.  As of December 31, 2009, we had $79,000 in cash and no cash equivalents.  Net cash used by operating activities in 2009 was $927,000, compared to net cash used by operating activities of $1,067,000 for 2008.  The major reason for the decrease in net cash used was due to the current employees assisting INVO Bioscience in its funding requirements by deferring their salaries ($508,000) for the last ten months of 2009.

No cash was used in 2009 in investing activities, compared to $74,000 cash used by investing activities for the same period of 2008.  The cash used during 2008 was for the expansion of our patents to protect our proprietary products.  During 2009, we maintained our current patents across the globe and currently do not believe it is necessary to expand any of them at this time.  Also during 2008, we purchased manufacturing molds for our products, laptop computers for our employees and a telephone system.

Net cash provided by financing activities was $990,000 during 2009.  Of that amount, $88,000 was provided by a short term 5% loan by Kathleen Karloff, our CEO.  In addition, on September 15, 2009, we completed a 10% convertible notes bridge offering (the “Notes”) with a principal amount of $545,000 .  Each Note bears interest, payable in shares of our Common Stock, at a rate equal to 10-12% per annum from the date of issuance of the Note until paid in full on the Maturity Date (defined below).  The initial investor’s Notes bear interest at 12% per annum.  All outstanding principal and accrued interest under each Note is payable on the first to occur of (i) one year following the original issue date (as defined below), or (ii) a follow-on financing of at least $2,500,000 (the “Maturity Date”).  We can prepay the Notes at any time without penalty or premium.  The Notes are secured by all of our assets and carry detachable Common Stock purchase warrants.  The Notes rank junior to our SBA $50,000 Century Bank Line of Credit Loan and rank senior in all respects to all other existing and future indebtedness.  The Notes are convertible into our Common Stock at a conversion price of $0.10 per share.  The investors have the option to convert all or any portion of the principal amount of the Notes outstanding at any time, together with any accrued and unpaid interest hereunder into shares of Common Stock at the conversion price.  In addition, as additional consideration for the investment in the Notes, we issued a warrant to purchase the number of shares of Common Stock equal to 100% of the quotient of the principal amount of the Note issued to such investor divided by the Conversion Price, as set forth in such Note, the Conversion Price equals $0.10 per share and the exercise price of the Warrants equals $0.20 per share.  The purchase agreement for the Notes also includes certain negative covenants of the Company, including, without limitation, limitations on:  incurring additional indebtedness and liens, transactions with affiliates and payment of dividends.  Additionally $100,000 from financing activities came from a single investor who purchased 66,667 shares of our Common Stock for $0.15 per share, along with the investment they were also granted a warrant to purchase another 66,667 shares at $0.30, similar to the convertible note arrangement mentioned above.

The remaining $295,000 of net cash provided by financing activities was from Lionshare Ventures (LSV), per a subscription receivable agreement dated December 5, 2008, and revised on June 10, 2009, for the previous sale of Common Stock to LSV.  As of December 31, 2009, LSV defaulted on their agreement for a second time leaving $155,000 still due to us from LSV.

We maintain a $50,000 working capital line of credit with Century Bank.  Interest is payable monthly at the rate of 0.24% above the bank’s prime lending rate.  As of December 31, 2009, the rate was 3.74%.  This line of credit matures on May 31, 2010.  At December 31, 2009 and December 31, 2008, the balance outstanding on the line of credit was $50,000.

Our registered independent certified public accountants have stated in their report dated April 6, 2010, that we have generated negative cash outflows from operating activities, experienced recurring net operating losses, and are dependent on securing additional equity and debt financing to support our business efforts.  These factors among others may raise substantial doubt about our ability to continue as a going concern.

Our existing cash resources, cash flow from operations and short-term borrowings on the existing credit line or from management will not provide adequate resources for supporting operations during fiscal 2010.  We intend to achieve additional funding through additional sales of our securities, including in connection with the $10 million REF from AGS Capital Group, LLC described elsewhere in this Annual Report on Form 10-K subject to certain conditions and limitations.  Additionally we continue to seek alternative funding to compliment the REF to execute our business plan.  Although there can be no assurance that an additional source of funding will materialize, we currently believe that we will be able to obtain the funding we need to continue to grow our business.  However, if we do not raise additional capital in the near future we will have to further curtail our spending and downsize or cease our operations.

Off Balance Sheet Arrangements

Under SEC regulations, we are required to disclose our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, such as changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.  An off-balance sheet arrangement means a transaction, agreement or contractual arrangement to which any entity that is not consolidated with us is a party, under which we have:

-	Any obligation under certain guarantee contracts;
-	Any retained or contingent interest in assets transferred to an unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to that entity for such assets;
-
Any obligation under a contract that would be accounted for as a derivative instrument, except that it is both indexed to our stock and classified in stockholder’s equity in our statement of financial position; and

-
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

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

The Company’s management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2009.  Based upon that evaluation and the identification of the material weakness in the Company’s internal control over financial reporting as described below under “Management’s Report on Internal Control over Financial Reporting,” the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective as of the end of the period covered by this report.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company.  Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2009 based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2009, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles because of the Company’s limited resources and limited number of employees.

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

NAME	AGE	POSITION
Ms. Kathleen Karloff	54	Director and Chief Executive Officer, Secretary

Dr. Claude Ranoux, MD	58	Director, President and Treasurer

Mr. Robert Bowdring	52	Chief Financial Officer

Kathleen Karloff, Chief Executive Officer, Secretary and Director

Ms. Karloff co-founded INVO Bioscience in January 2007.  Since this time, Kathleen has obtained ISO certification and the CE mark for the INVOcell device and has implemented manufacturing and distribution systems.  From 2004 until September 2006, Kathleen was the Vice President of Operations for Medelle Corporation.  From 2000 through 2003, Kathleen was the Vice President of Operations for a start-up company Control Delivery Systems developing an intra-ocular drug therapy for Uveitis and Diabetic Macular Edema.  The Company was acquired by Psivida LTD.  Prior to that, she has held various positions at Boston Scientific during 13 years of dynamic growth from 1983 to 1997 her last position being the Director of Manufacturing.  Since leaving Boston Scientific, she has been Vice President of Operations on start-up teams of three device/pharmaceutical companies.  Ms. Karloff earned her B.S. in microbiology from Montana State University and attended Northeastern University for MBA coursework.

Claude Ranoux, M.D., M.S., President, Treasurer and Director

Dr. Ranoux co-founded INVO Bioscience in January 2007.  He has more than 30 years of experience in the research and treatment of infertility; he is the inventor and developer of the INVO™ procedure and INVOcell device.  From 2000 through 2005, Dr. Ranoux was president of Medelle Corporation and worked on development of the INVOcell.  Dr. Ranoux has built and run 12 IVF centers worldwide and has established 12 reproductive centers worldwide.  Before founding INVO Bioscience and recruiting the highly experience management team, Dr. Ranoux had 6 years of experience in creating  and finding financing for a start-up company.  He has been scientific consultant for a new instrument (Immuno1) from Bayer Corporation.  During this collaboration, the North West area became the first area for the sales of the instrument two years in a row.  Dr. Ranoux was the founder of several non-profit organizations and foreign trade advisor in the New England area.  Dr. Ranoux earned his M.D. and his M.S. in Reproductive Biology from the Medical University of Paris (V & XI) where he was an Associate Professor.  Dr. Ranoux has served as a scientific consultant for eight other centers and is the author of numerous scientific publications as first author.  He has given numerous invited lectures, conferences and workshops and is the author of five medical and scientific theses and mentor for several others.  He is co-author of six scientific and medical films.  He received a prize for the one of the best scientific presentation at the Fifth World Congress in IVF, in Norfolk, VA, and is the recipient of several other awards.  Dr. Ranoux is the main inventor in six international patents.

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

Code of Ethics

We currently have a code of ethics that applies to our officers, employees and directors, including our Chief Executive Officer and senior executives, it may be found on the Company’s website.

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

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Paid Salary ($)	Accrued Salary ($)	Stock Award ($) (5)	Option Award ($)	Non-Equity Incentive Plan Compensation Earnings ($)	Non-Qualified Deferred Compensation Earnings ($)	All other Compensation ($)	Total ($)

Kathleen Karloff, CEO/Director	2009	29,167	145,833	0	0	0	0	0	175,000
(1,5 & 6)	2008	93,074	0	0	0	0	0	0	93,074
	2007	0	0	4,498	0	0	0	0	4,498

Claude Ranoux President/Director	2009	29,167	145,833	0	0	0	0	0	175,00
(2, 5 & 6)	2008	91,974	0	0	0	0	0	0	91,974
	2007	0	0	19,731	0	0	0	0	19,731

Robert Bowdring	2009	22,500	123,750	0	0	0	0	0	146,250
CFO (4 & 6)	2008	25,312	0	0	0	0	0	0	25,312

Philip Warren (3 & 5)	2009	0	0	0	0	0	0	0	0
Former CEO	2008	43,980	0	0	0	0	0	0	43,980
	2007	0	0	2,761	0	0	0	0	2,761

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

(4)	Robert Bowdring was elected as the Chief Financial Officer on January 2, 2009 after joining the Company in October 2008 as Controller.
(5)
The dollar value reported in 1, 2, & 3 was based upon a per share price of $0.2857.  The per share price was determined in accordance with the relevant facts of BioXcell in February 2008.  BioXcell was a start-up company, in a pre-revenue stage and without any third-party investment.

(6)	During 2009, the named Officers received only 17% of their 2009 salaries in order to assist the Company’s cash flow during the year.

Compensation of Directors

None.

Stock Option Grants

Since January 1, 2008, the Company has signed agreements for officers, executives and service providers of the Company.  As of December 31, 2008, a total of 303,500 shares of Common Stock and three-year vesting options to purchase an additional 500,000 of the Company’s Common Stock were agreed to be issued, the price will be determined on date of grant.  As of December 31, 2009, the Company has issued the committed shares against the 2008 recorded accrued liability of $313,500.  As of December 31, 2008, the Company has not obtained shareholder approval for the equity compensation plan and has not deemed the 500,000 options as granted until the plan is approved.

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

Robert Bowdring, chief financial officer, has executed an employment agreement with INVO Bioscience effective as of October 27, 2008.  His current agreement provides for an annual salary of $150,000 and health and life insurance and retirement plan along with the reimbursement of expenses.  In the event that Mr. Bowdring’s employment is terminated other than for cause (as defined in the employment agreement), he will receive a severance package of  12 months of salary and full medical benefits.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the names and beneficial ownership of the 60,870,822 shares of our Common Stock as of  March 23, 2010, by each of our directors, all of our directors and executives as a group, and to the best of our knowledge, all holders of 5% or more of the issued and outstanding shares of the Company’s voting stock.  Unless otherwise noted, the address of all of the individuals and entities named below is care of INVO Bioscience, Inc., 100 Cummings Center, Suite 421E, Beverly, Massachusetts 01915:

Name and Address of Beneficial Owner (1)	Nature of Security	Number of Shares	Percentage of Common Stock

Directors and Officers:

Kathleen Karloff	Common Stock	5,947,159	9.77%

Claude Ranoux	Common Stock	25,490,473	41.87%

All directors and executive officers as a group (2 persons)		31,437,632	51.64%

Other 5% or more Shareholders:

Phillip Warren	Common Stock	3,450,778	5.66%

Christopher Esposito (2)	Common Stock	3,222,363	5.29%

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

(2)
Christopher Esposito has sole or shared decision-making power over the following: Christopher Esposito’s 2,447,363 shares of which 1,786,563 shares were recently issued for his personal participation in the Company’s Convertible “Bridge” loans in the fall of 2009 and through Lionshare Venture Holdings LLC for 775,000 currently held in escrow until his original investment commitment is fulfilled. Mr. Esposito has informed the Company that, at this time, he does not intend to fulfill his investment commitment.  The Company still deems Mr. Esposito to have beneficial ownership over such shares; the percentage change of his ownership of our Common Stock reflects a reduction of approximately 5 million shares over the last 15 months.

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

Item 14.  Principal Accountant Fees and Services

Effective March 2, 2009, our independent registered public accounting firm is RBSM LLP.  Our independent registered public accounting firm was Webb & Company, P.A. prior to March 2, 2009.  Set forth below are the fees and expenses invoiced by RBSM LLP and Webb & Company, P.A. for audit services and tax services provided to us in 2009 and 2008.  The following table summarizes the approximate aggregate fees billed to us or expected to be billed to us by our independent registered accounting firms for our 2009 and 2008 fiscal years:

	Fiscal Year Ended	Fiscal Year Ended
	December 31, 2009	December 31, 2008
Audit Fees	$67,400	$25,000-
Audit Related fees	$13,000	$-
Tax Fees	$-	$1,600--
All Other Fees	$-	$-

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent auditors.  Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services.  Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board.  Any such approval by the designated member is disclosed to the entire Board at the next meeting.  The audit and tax fees paid to the auditors with respect to fiscal year 2009 and 2008 were pre-approved by the entire Board of Directors.

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

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
INVO Bioscience, Inc.
Beverly, MA

We have audited the accompanying consolidated balance sheets of INVO Bioscience, Inc. (“the Company”), a development stage company, as of December 31, 2009 and 2008, and the related consolidated statements of losses, stockholders' deficiency, and cash flows for each of the two years in the period ended December 31, 2009  and the period January 5, 2007 (date of inception) through December 31, 2009.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on the financial statements based upon our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States of America).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatements.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Invo Bioscience, Inc. a development stage company, at December 31, 2009 and 2008 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2009  and for the period January 5, 2007 (date of inception) through December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2, the Company has a generated negative cash flows from operating activities, experienced recurring net operating losses, and is dependent on securing additional equity and debt financing to support its business efforts.  These factors raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regards to this matter are described in Note 2.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ RBSM LLP

New York, New York April 6, 2010

INVO Bioscience, Inc.
(A DEVELOPMENT STAGE COMPANY)
Consolidated Balance Sheets

Assets
	December 31,	December 31,
	2009	2008

Current Assets:
Cash	$79,052	$15,716
Accounts receivable, net	3,064	34,195
Other receivable	-	7,500
Inventory	63,134	70,722
Prepaid expenses	46,991	73,785
Total current assets	192,241	201,918

Property and equipment, net	32,836	41,245

Other Assets:
Capitalized patents, net	62,759	68,392
Total other assets	62,759	68,392

Total assets	$287,836	$311,555

Liabilities and Stockholders' Deficiency

Current Liabilities:
Accounts payable	$683,816	$226,861
Accrued expenses and salaries	727,483	614,799
Note payable- related party	146,462	38,000
Line of credit	50,000	50,000
Convertible notes, net of debt discount of $297,897 and $0, respectively	12,103	-
Derivative liabilities	1,905,109	-
Total current liabilities	3,524,973	929,660

Long Term Liabilities:
Note payable- related party	-	58,462
Total long term liabilities	-	58,462

Total liabilities	3,524,973	988,122

Commitments and Contingencies
Stockholders' Deficiency:
Preferred Stock, $.0001 par value; 100,000,000 shares authorized; No shares issued and outstanding as of December 31, 2009 and 2008	-	-
Common Stock, $.0001 par value; 200,000,000 shares authorized; 58,926,322 and 53,620,000 issued and outstanding as of December 31, 2009 and 2008, respectively.	5,893	5,362
Additional paid-in capital	3,660,933	1,855,565
Stock subscription receivable	(155,000)	(450,000)
Accumulated deficit during the development stage	(6,748,963)	(2,087,494)
Total stockholders' deficiency	(3,237,137)	(676,567)

Total liabilities and stockholders' deficiency	$287,836	$311,555

The accompanying notes are an integral part of these consolidated financial statements.

INVO Bioscience, Inc.
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statements of Losses

			From January 5, 2007
	Year Ended	Year Ended	(Inception) to
	December 31, 2009	December 31, 2008	December 31, 2009

Revenue:
Product Revenue	$63,204	$37,995	$101,199
Cost of Goods Sold:
Product Costs	41,391	10,088	51,479

Gross Margin:	21,813	27,907	49,720

Operating Expenses:

Research and development	7,650	51,761	92,761
Selling, general and administrative	1,856,904	1,837,606	3,871,680
Total Operating Expenses	1,864,554	1,889,367	3,964,441

Loss from operations	(1,842,741)	(1,861,460)	(3,914,721)

Other Expenses:
Change in fair value of derivative liability	(507,424)	-	(507,424)
Interest & financing fees	3,326,152	11,945	3,341,666
Total other expenses	2,818,728	11,945	2,834,242

Loss before income taxes	(4,661,469)	(1,873,405)	(6,748,963)

Provisions for income taxes	-	-	-

Net Loss	$(4,661,469)	$(1,873,405)	$(6,748,963)

Basic and diluted net loss per weighted average shares of common stock	$(0.09)	$(0.05)	$(0.17)
Basic and diluted weighted average number of shares of common stock	54,736,168	36,691,176	38,806,248

The accompanying notes are an integral part of these consolidated financial statements.

INVO Bioscience, Inc. (A DEVELOPMENT STAGE COMPANY)
Consolidated Statement of Stockholders' Deficiency
For the Period January 5, 2007 (Date of Inception) to December 31, 2009

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

INVO Bioscience, Inc. (A DEVELOPMENT STAGE COMPANY)
Consolidated Statement of Stockholders' Deficiency (Continued)
For the Period January 5, 2007 (Date of Inception) to December 31, 2009

Common Stock
Shares	Amount	Additional Paid in Capital	Subscription Receivable	Accumulated Deficit during Development Stage	Total

Balance, December 31, 2008	53,620,000	$5,362	$1,855,565	$(450,000)	$(2,087,494)	$(676,567)

Cash received for Subscription Receivable in January 2009				100,000		100,000

Cash received for Subscription Receivable in February 2009				60,000		60,000

Common stock issued for services in March 2009	83,333	8	37,492			37,500

Cash received for Subscription Receivable in March 2009				40,000		40,000

Cash received for Subscription Receivable in April 2009				45,000		45,000

Common stock issued for services in May 2009	125,000	13	15,487			15,500

Common stock issued per favored nation agreement dated 12/5/08 in Sept. 09	1,125,000	113	(113)			-

Common stock issued for services in Sept. 2009	857,000	86	299,864			299,950

Forfeited common stock per 12/5/08 Purchase Agreement in August 09	(562,500)	(56)	56			-

Common stock issued for services in November 09	12,000	1	6,121			6,122

Common stock issued for Notes Payable (N.P.) Conversion in November 2009	2,100,000	210	209,790			210,000

Common stock issued for the interest related to N.P. Conversion in November 2009	42,930	4	4,289			4,293

Common stock issued for financing fees for broker services in November 2009	600,000	60	305,940			306,000

Cash received for Subscription Receivable in December 2009				50,000		50,000

Common stock issued for N.P. Conversion in December 2009	250,000	25	24,975			25,000

Common stock issued for the interest related to N.P. Conversion in December 2009	6,892	1	688			689

Common stock issued to a related party for cash in December 2009	666,667	67	99,933			100,000

Convertible Option Liability Conversion in December 2009			800,845			800,845

Net Loss, for the year ended December 31, 2009					$(4,661,469)	(4,661,469)

Balance, December 31, 2009	58,926,322	$5,893	$3,660,933	$(155,000)	$(6,748,963)	$(3,237,137)

The accompanying notes are an integral part of these consolidated financial statements.

INVO Bioscience, Inc
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statements of Cash Flows

	For the Year	For the Year	From January 5, 2007
	Ended December 31, 2009	Ended December 31, 2008	(Inception) to December 31, 2009

Net Loss	$(4,661,469)	$(1,873,405)	$(6,748,963)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash stock compensation issued for services	665,072	51,585	716,657
In kind contribution to employees	-	160,821	251,686
Reserve for allowance for doubtful accounts	39,505	-	43,305
Accretion of convertible debt discount	247,104		247,104
Depreciation and amortization	14,042	7,509	27,703
Non-cash derivative charges	2,160,952	-	2,160,952
Changes in operating assets and liabilities:
Receivables	(874)	(41,695)	(46,369)
Inventories	7,588	(70,721)	(63,133)
Prepaid expenses and other current assets	26,794	(70,436)	(58,841)
Accounts payable	456,955	216,240	683,544
Accrued compensation	508,855	-	508,855
Other accrued expenses	(391,188)	533,474	168,165
Net cash used in operating activities	(926,664)	(1,066,629)	(2,109,335)

Cash flows from investing activities:
Purchase of property and equipment	-	(42,858)	(42,858)
Purchase of intangible assets	-	(31,017)	(77,742)
Net cash used in investing activities	-	(73,875)	(120,600)

Cash flows from financing activities:
Proceeds from demand note payable	-	779	50,000
Proceeds from loan payable- insurance	-	70,587	70,587
Proceeds from loan payable- related party	88,000	9,344	190,889
Repayment of loan payable- related party	(38,000)	(6,428)	(44,428)
Proceeds from convertible note payable	545,000	-	545,000
Proceeds from the issuance of common stock	395,000	1,081,938	1,496,938
Net cash provided by financing activities	990,000	1,156,221	2,308,987

Net increase in cash and cash equivalents	63,336	15,716	79,052

Cash and cash equivalents at beginning of period	15,716	-	-

Cash and cash equivalents at end of period	$79,052	$15,716	$79,052

Supplemental disclosure of non-cash financing activity:
Cash paid for interest	$6,494	$8,255	$15,992
Cash paid for taxes	$1,084	-	$1,084
Common stock issued upon note payable and accrued interest conversion	$239,982	-	$239,982

The accompanying notes are an integral part of these consolidated financial statements.

INVO BIOSCIENCE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
as of DECEMBER 31, 2009 and DECEMBER 31, 2008

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

Through December 31, 2009, we have generated minimal revenues, have incurred significant expenses and have sustained losses.  Consequently, our operations are subject to all the risks inherent in the establishment of a new business enterprise.

In May 2008, the Company received notice that the INVOcell product meets all of the essential requirements of the relevant European Directive(s), and received CE marking.  The CE marking (also known as CE mark) is a mandatory conformity mark on many products placed on the single market in the European Economic Area (EEA).  The CE marking (an acronym for the French “Conformité Européenne”) certifies that a product has met EU health, safety and environmental requirements, which ensure consumer safety.

With CE Marking, the Company possess the necessary regulatory authority to distribute its product in the European Economic Area (Includes: The European Union, Canada, Australia, New Zealand, India, Africa and most parts of South America and the Middle East).

(B) Basis of Presentation (Share Exchange and Corporate Structure)

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
as of DECEMBER 31, 2009 and DECEMBER 31, 2008

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

(D) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.  As of December 31, 2009 and 2008, the Company had $79,000 and $16,000 cash equivalents, respectively.

(E) Inventory

Inventories consist of finished products and are stated at the lower of cost or market; using the first-in, first-out (FIFO) method as a cost flow convention.

INVO BIOSCIENCE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
as of DECEMBER 31, 2009 and DECEMBER 31, 2008

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

(G) Stock Based Compensation

The Company accounts for stock-based compensation under the provisions of Accounting Standards Codification subtopic 718-10, Compensation (“ASC 718-10”).  This statement requires the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.  That cost is recognized over the period in which the employee is required to provide service in exchange for the award, which is usually the vesting period.

(H) Loss Per Share

We use ASC 260-10, “Earnings Per Share” for calculating the basic and diluted loss per share.  We compute basic loss per share by dividing net loss and net loss attributable to common shareholders by the weighted average number of common shares outstanding.  Common equivalent shares, including warrants and convertible securities, are excluded from the computation of net loss per share if their effect is anti-dilutive.  For the year ended December 31, 2009 and  2008, these potential shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

(I) Identifiable Intangible Assets

Intangible assets are stated at cost net of accumulated amortization and impairment.  During the periods ended December 31, 2009 and 2008, the Company purchased $0 and $31,000 respectively of additional patents that establish and protect its proprietary technology and product in several countries.  The Company intends to amortize these costs over the useful life of the patents.

(J) Fair Value of Financial Instruments

ASC 825-10-50, “Disclosures about Fair Value of Financial Instruments,” (SFAS No. 107) requires disclosure of the fair value of certain financial instruments.  The carrying value of cash and cash equivalents, accounts payable and borrowings, as reflected in the balance sheets, approximate fair value because of the short-term maturity of these instruments.

Effective January 1, 2008, the Company adopted ASC 820-10, “Fair Value Measurements” (SFAS 157), which provides a framework for measuring fair value under GAAP.  ASC 820-10 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  ASC 820-10 requires that valuation techniques maximize the use of observable inputs and minimize the use of unobservable inputs.

INVO BIOSCIENCE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
as of DECEMBER 31, 2009 and DECEMBER 31, 2008
(K) Income Taxes

The Company accounts for income taxes under the ASC 740-10-05, “Accounting for Income Taxes” (SFAS 109).  Under ASC 740-10, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under ASC 740-10, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

In July 2006, the FASB issued ASC 740-10, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (FIN 48).  ASC 740-10 clarifies the recognition threshold and measurement of a tax position taken on a tax return.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  ASC 740-10 also requires expanded disclosure with respect to the uncertainty in income taxes.

(L) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(M) Concentration of Credit Risk

The Company at times has cash in banks in excess of FDIC insurance limits.  The Company had no amounts in excess of FDIC insurance limits as of December 31, 2009 and December 31, 2008.

(N) Revenue Recognition

The Company will recognize revenue on arrangements in accordance with ASC 605-10 formerly Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” and No. 104, “Revenue Recognition.”  In all cases, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.

(O) Long- Lived Assets

Long-lived assets and certain identifiable assets related to those assets are periodically reviewed for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable.  If the non-discounted future cash flows of the enterprise are less than their carrying amount, their carrying amounts are reduced to the fair value and an impairment loss recognized.  There was no impairment recorded from January 5, 2007 (inception) to December 31, 2009.

(P) Research and Development

The Company accounts for research and development costs in accordance with the ASC 730-10 “Accounting for Research and Development Costs” (SFAS 2).  Research and development costs include expenses incurred by the Company for research, design and development of our proprietary technology and are charged to operations as incurred.  Accordingly, internal research and development costs are expensed as incurred.  Total expenditures on research and product development for 2009 and 2008 were approximately $7,600 and $52,000 respectively.

INVO BIOSCIENCE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
as of DECEMBER 31, 2009 and DECEMBER 31, 2008

(Q) Reclassifications

Certain reclassifications have been made in prior year's financial statements to conform to classifications used in the current year.

(R) Recent Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06, “Improving Disclosures about Fair Value Measurements,” which clarifies certain existing disclosure requirements in ASC 820 “Fair Value Measurements and Disclosures,” and requires disclosures related to significant transfers between each level and additional information about Level 3 activity.  FASB ASU 2010-06 begins phasing in the first fiscal period after December 15, 2009.  The Company is currently assessing the impact on its consolidated results of operations and financial condition.

In June 2009, the FASB issued guidance which amends certain FASB ASC concepts related to consolidation of variable interest entities (“VIE”).  Among other accounting and disclosure requirements, this guidance replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity.  The primary beneficiary assessment must be performed on a continuous basis.  It also requires additional disclosures about an entity’s involvement with a VIE, restrictions on the VIE’s assets and liabilities that are included in the reporting entity’s consolidated balance sheet, significant risk exposures due to the entity’s involvement with the VIE, and how its involvement with a VIE impacts the reporting entity’s consolidated financial statements.  The Company adopted this guidance on January 1, 2010 and does not expect it to have an effect on its consolidated results of operations and financial condition.

In June 2009, the FASB issued additional guidance under ASC 860 "Accounting for Transfer of Financial Assets and Extinguishment of Liabilities” which improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement, if any, in transferred financial assets. This additional guidance requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor's beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale.  Enhanced disclosures are required to provide financial statement users with greater transparency about transfers of financial assets and a transferor's continuing involvement with transferred financial assets.  This additional guidance must be applied as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter.  Earlier application is prohibited.  This additional guidance must be applied to transfers occurring on or after the effective date.  The adoption of this ASC 860 is not expected to have a material impact on the Company's financial statements and disclosures.

In October 2009, the FASB issued guidance on “Multiple Deliverable Revenue Arrangements,” updating ASC 605 “Revenue Recognition.”  This standard provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting.  This update establishes a selling price hierarchy for determining the selling price of a deliverable.  The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available.  The Company is currently evaluating the requirements of this guidance and has not yet determined the impact of its adoption on the Company’s consolidated financial statements.

INVO BIOSCIENCE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
as of DECEMBER 31, 2009 and DECEMBER 31, 2008

In February 2010, the FASB issued FASB ASU 2010-09, “Subsequent Events, Amendments to Certain Recognition and Disclosure Requirements,” which clarifies certain existing evaluation and disclosure requirements in ASC 855 “Subsequent Events” related to subsequent events.  FASB ASU 2010-09 requires SEC filers to evaluate subsequent events through the date in which the financial statements are issued and is effectively immediately.  The new guidance does not have an effect on its consolidated results of operations and financial condition.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

NOTE 2	GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company is in the development stage and commenced operations in December 2008, has a net loss of $4,661,000 a working capital deficiency of $3,333,000, a stockholder deficiency of $3,237,000 and cash used in operations of $927,000 for the year ended December 31, 2009.  This raises substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.

NOTE 3	INVENTORY

As of December 31, 2009 and 2008, the Company recorded the following inventory balances:

	December 31, 2009	December 31, 2008
Raw Materials	$-	$-
Work in Process	49,507	55,466
Finished Goods	13,627	15,257
Total Inventory	$63,134	$70,722

NOTE 4	PROPERTY AND EQUIPMENT

The estimated useful lives and accumulated depreciation for furniture, equipment and software are as follows:

Estimated Useful Life
Molds	3 to 7 years
Computers and Software	3 to 5 years

INVO BIOSCIENCE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
as of DECEMBER 31, 2009 and DECEMBER 31, 2008

	December 31, 2009	December 31, 2008
Manufacturing Equipment- Molds	$35,263	$35,263
Less: Accumulated Depreciation	6,857	980
Network/IT Equipment	7,595	7,595
Less: Accumulated Depreciation	3,165	633
	$32,836	$41,245

During the periods December 31, 2009 and 2008, the Company recorded $8,409 and $1,613 in depreciation expense, respectively.

NOTE 5	PATENTS

As of December 31, 2009 and 2008, the Company recorded the following patent costs:

	December 31, 2009	December 31, 2008
Total Patents	$77,743	$77,743

Less: Accumulated Amortization	14,984	9,351

Patent costs, net	$62,759	$68,392

During the periods December 31, 2009 and 2008, the Company recorded $5,633 and $5,896, respectively in amortization expenses.

Estimated amortization expense as of December 31, 2009 is as follows:

Years ended December 31,

2010	$5,633
2011	5,633
2012	5,633
2013	5,633
2014 and thereafter	40,227
Total	$62,759

INVO BIOSCIENCE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
as of DECEMBER 31, 2009 and DECEMBER 31, 2008

NOTE 6	WORKING LINE OF CREDIT

At December 31, 2009, the Company had a $50,000 working capital line of credit with Century Bank, interest payable monthly 0.24% above the bank’s prime lending rate on 12/31/09 the rate was 3.74%, maturing May 31, 2010.  At December 31, 2009 and 2008, the balance outstanding on the line of credit was $50,000.

NOTE 7	CONVERTIBLE NOTES

During the three months ended September 30, 2009, the Company issued convertible notes payable (“Bridge Notes”) to investors in the aggregate amount of $545,000.  The Bridge Notes carry interest rates ranging from 10-12% and are due in full in one year from the date of issuance.  The Bridge Notes and accrued interest are convertible into Common Stock of the Company at a conversion price of $0.10 per share, subject to adjustments.  In addition to the Bridge Notes, the Company issued warrants to purchase 5,750,000 shares of the Company’s Common Stock at a price of $0.20 per share.  The Company valued the conversion feature of the Bridge Notes and the warrants issued as consideration for the notes payable via the Black-Scholes valuation method.  The total fair value calculated for the conversion was $1,493,710, which is recorded as a derivative liability on the Company’s balance sheet.  Of this amount, $151,826 was allocated to the discount on the Bridge Notes and $1,341,884 was charged to operations.  The total fair value calculated for the warrants was $1,719,666, which is recorded as a derivative liability on the Company’s balance sheet.  Of this amount, $393,174 was allocated to the discount on the Bridge Notes, and $1,326,492 was charged to operations.  The aggregate discount on the Bridge Notes was $545,000, and the aggregate amount initially charged to operations was $2,668,376.  For the year ended December 31, 2009, we recorded an expense of $2,160,652, net of a reduction in fair value of $507,424, related to the fair value of the derivative liability.

As of December 31, 2009, $235,000 of the Bridge Notes were converted into shares of Common Stock and the fair value of the derivative liability was recalculated and reduced to $593,997 with adjustments to revaluation expense of $248,997 and $800,845 to additional paid in capital.  The discount of $545,000 will be amortized to interest expense over the one year term of the Bridge Notes using the effective interest method.  As of December 31, 2009, the Company recorded $247,104 in amortization expense of the discount on the Bridge Notes.  Interest in the aggregate amount of $18,329 was accrued on the Bridge Notes during 2009.

NOTE 8	NOTE PAYABLE AND OTHER RELATED PARTY TRANSACTIONS

On September 18, 2008, the Company entered into a related party transaction with Dr. Claude Ranoux.  Dr. Ranoux is the President, Director and Chief Scientific Officer of the Company.  Dr. Ranoux had loaned funds to the Company to sustain its operations since January 5, 2007 (inception).  Dr. Ranoux’s total cumulative investment as of December 31, 2008 was $96,462, as of December 31, 2009 it is $58,462 (“the Principal Amount”) in INVO Bioscience.  On March 26, 2009, the Company and Dr. Ranoux agreed to re-write the agreement to a non-convertible note payable bearing interest at 5% per annum and extended the repayment date to March 31, 2010.  The Company and Dr. Ranoux can jointly decide to repay the loan earlier without prepayment penalties.  During 2009, $38,000 was repaid on the principal of the loan.

On March 5, 2009, the Company entered into a related party transaction with Kathleen Karloff, the Chief Executive Officer and a Director of the Company.  Ms. Karloff provided a short-term loan in the amount of $75,000 bearing interest at 5% per annum to the Company to fund operations.  In May 2009, Ms. Karloff loaned to the Company an additional $13,000, making her total cumulative loan $88,000 as of December 31, 2009.  This note was due on September 15, 2009, which has since been extended to September 4, 2010.

For the years ended December 31, 2009 and 2008, the Company charged interest expense totaling $5,496 and $3,690, respectively.

INVO BIOSCIENCE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
as of DECEMBER 31, 2009 and 2008

NOTE 9	STOCKHOLDERS’ EQUITY

For the period from January 5, 2007 (inception) through December 31, 2007, Bio X Cell, Inc., formerly a Commonwealth of Massachusetts corporation doing business as INVO Bioscience and before the merger on December 5, 2008 with Emy’s Salsa Distribution Company, Inc. (Emy’s) a State of Nevada corporation issued 70,000 shares of Common Stock for $20,000, at $.2857/share.  The 70,000 shares were retroactively restated to 24,991,379 shares following the stock split on November 12, 2008 and the subsequent share exchange on December 5, 2008.

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

Directly following the consummation of the Share Exchange Agreement, on the day of the Closing, we entered into the Securities Purchase Agreement with investors pursuant to which, the investors contributed $375,000 in exchange for 375,000 shares of our Common Stock at a price of $1.00 per share.  The investors have piggyback registration rights that permit them to register their Common Stock on any registration statement filed by the Company, as well as anti-dilution protection per section 7.5.

As of the Closing of the Share Exchange, Lionshare Ventures, Inc. (LSV), a shareholder in INVO Bioscience and the Company, executed a pledge agreement between the two parties reaffirming LSV‘s original agreement dated May 18, 2008, the outstanding balance as of the original agreement was $450,000 for shares of Common Stock previously issued but not paid for noted in the Company’s financial statements as a subscription receivable in its equity section of the balance sheet.  The agreement called for two million shares to be held in escrow by the Company until the $450,000 balance was paid in full by the due date.  On June 10, 2009, the two parties executed an extension of the time in which the balance outstanding of $205,000 was to be paid to December 5, 2009.  Currently, 775,000 shares of Common Stock are being held in escrow until LSV pays the balance.  As of December 31, 2009, LSV had delivered $295,000 and the Company released 1,000,000 of shares of Common Stock from escrow.  LSV then took an additional 225,000 shares without authorization.

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
as of DECEMBER 31, 2009 and 2008

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

On October 28, 2009, we entered into a Reserve Equity Financing Agreement, or REF, with AGS Capital Group LLC, pursuant to which AGS committed to purchase, from time to time over a period of two years, shares of our Common Stock for cash consideration of up to $10 million, subject to certain conditions and limitations.  In connection with the REF, we also entered into a registration rights agreement with AGS, dated October 28, 2009.  For a period of 24 months from the effectiveness of the registration statement we may, from time to time, at our discretion, and subject to certain conditions that we must satisfy, draw down funds under the REF by selling shares of our Common Stock to AGS up to an aggregate of $10 million.  The purchase price of these shares will be 92% of the “VWAP” of the Common Stock during the five consecutive trading days after we give AGS a notice of an advance of funds (an “Advance”) under the REF (the “Pricing Period”).  “VWAP” generally means, as of any date, the daily dollar volume weighted average price of our Common Stock as reported by Bloomberg, L.P. or comparable financial news service.  The amount of an Advance will automatically be reduced by 50% if on any day during the Pricing Period, the VWAP for that day does not meet or exceed 85% of the VWAP for the five trading days prior to the notice of Advance (the “Floor Price”).

We have not engaged in prior securities transactions with AGS or any affiliates of AGS.  The REF does not prohibit us from raising additional debt or equity financings, other than financings similar to the REF.

Our ability to require AGS to purchase our Common Stock is subject to various conditions and limitations even after we updated our S-1 registration statement.  The maximum amount of each Advance is 100% of the average daily trading volume for the five days immediately preceding the notice of Advance, as reported by Bloomberg or comparable financial news service (the “Maximum Advance Amount”).  In addition, unless AGS agrees otherwise, a minimum of five calendar days must elapse between each notice of Advance.

INVO BIOSCIENCE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
as of DECEMBER 31, 2009 and 2008

On December 21, 2009, we submitted a Registration Statement on Form S-1 to the Securities and Exchange Commission for the sale of up to 8,790,000 shares of our Common Stock to AGS.  The shares of Common Stock that may be issued to AGS under the REF will be issued pursuant to an exemption from registration under the Securities Act.  The registration statement will provide for the possible resale by AGS of a portion of the shares that we may issue to AGS under the REF.  Upon the Registration statement being declared effective by the SEC, the selling shareholder may offer to the public for resale shares of our Common Stock that we may issue to AGS pursuant to the REF.

The registration statement covers only a portion of the shares of our Common Stock issuable pursuant to the REF with AGS.  We may file subsequent registration statements covering the resale of additional shares of our Common Stock issuable pursuant to the REF with AGS beginning approximately 60 days after we have substantially completed the sale to AGS under the REF of the shares subject to this registration statement.

On December 30, 2009, the SEC declared the Registration Statement filed on Form S-1 effective.

In November 2009, the Company issued an aggregate of 612,000 shares of Common Stock for brokers fees associated with the REF and accounting services rendered totaling $312,122.

In November 2009, the Company issued 2,142,930 shares of Common Stock for the conversion and interest of $214,293 of the Convertible Notes Payable it issued in its bridge financing offering earlier in the year.

In December 2009, the Company received $50,000 against the outstanding stock subscription receivable.  As of December 31, 2009, $155,000 remains outstanding.

In December 2009, the Company issued an aggregate of 666,667 shares of Common Stock to a related party for cash totaling $100,000.

In December 2009, the Company issued 256,892 shares of Common Stock for the conversion and interest of $25,689 of the Convertible Notes Payable it issued in its bridge financing offering earlier in the year.

NOTE 10	STOCK OPTIONS AND WARRANTS

Stock Options

Since January 1, 2008, the Company has signed agreements for officers, executives and service providers of the Company.  As of December 31, 2008, a total of 303,500 shares of Common Stock and options to purchase an additional 500,000 of the Company’s Common Stock were agreed to be issued and the Company recorded an accrued liability of $313,500.  During 2009, the Company made commitments to grant another 107,000 options to a new employee and consultants.  In September 2009, the Company issued or canceled all of its committed stock options and as of December 31, 2009, the Company does not have any committed and unissued shares.  As of December 31, 2009, the Company has not yet adopted a formal stock option plan and, consequently, the options to purchase 607,000 shares of Common Stock are deemed not yet issued.

INVO BIOSCIENCE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
as of DECEMBER 31, 2009 and 2008
Warrants

The following table, as of December 31, 2009, summarizes the changes in warrants outstanding and the related prices for the shares of the Company's Common Stock issued to non-employees of the Company.  These warrants were granted in lieu of cash compensation for services performed or financing expenses in connection with placement of convertible debentures and sale of Common Stock shares.

Warrants Outstanding			Warrants Exercisable
		Weighted			Weighted
		Average	Weighted		Average
		Remaining	Average		Remaining
Exercise	Number	Contractual	Exercise	Number	Contractual
Prices	Outstanding	Life (years)	Price	Exercisable	Life (years)
$0.20	5,750,000	3.83	$0.20	5,750,000	3.83
$0.30	666,667	3.00	$0.30	666,667	3.00
	6,416,667	3.74	0.21	6,416,667	3.74

Transactions involving warrants are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2008	-	$-
Granted	6,416,667	0.21
Exercised	-	-
Cancelled or expired	-	-
Outstanding at December 31, 2009	6,416,667	$0.21

The estimated value of the compensatory warrants granted to non-employees in exchange for financing expenses was determined using the Black-Scholes pricing model and the following assumptions:

December 31,
2009
Expected volatility	334-275%
Expected life (years)	3-5
Risk free interest rate	0.18-0.26%
Forfeiture rate	-
Dividend rate	-

INVO BIOSCIENCE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
as of DECEMBER 31, 2009 and 2008

NOTE 11	DERIVATIVE LIABILITY

In June 2008, the FASB issued new accounting guidance, which requires entities to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock by assessing the instrument’s contingent exercise provisions and settlement provisions.  Instruments not indexed to their own stock fail to meet the scope exception of ASC 815 “Derivative and Hedging” and should be classified as a liability and marked-to-market.  The statement is effective for fiscal years beginning after December 15, 2008 and is to be applied to outstanding instruments upon adoption with the cumulative effect of the change in accounting principle recognized as an adjustment to the opening balance of retained earnings.

ASC 815-40 mandates a two-step process for evaluating whether an equity-linked financial instrument or embedded feature is indexed to the entity’s own stock.  As disclosed in Note 7, during the three months ended September 30, 2009, the Company entered into short term convertible loans with attached warrants, which contain a strike price adjustment feature.  The anti-dilution provisions in the convertible notes and warrants trigger liability treatment.  During the third and fourths quarters of 2009, the liability was adjusted for the change in fair value of the warrants.  In accordance with ASC 815-40, a derivative liability of $1,905,109 related to the loan conversion feature and warrants is included in our consolidated balance sheet as of December 31, 2009.  During 2009, we recorded an expense of $2,668,376 related to the expense in excess of the discount on the loan conversion feature and warrants and a decrease in that expense of $507,424 related to the change in fair value of the loan conversion feature and warrants as of December 31, 2009.

NOTE 12	FAIR VALUE MEASUREMENTS

Our short-term financial instruments, including cash, accounts payable and other liabilities, consist primarily of instruments without extended maturities, the fair value of which, based on management’s estimates, reasonably approximate their book value.  The fair value of long term convertible notes is based on management estimates and reasonably approximates their book value after comparison to obligations with similar interest rates and maturities.  The fair value of the Company’s derivative instruments is determined using option pricing models.

As a result of the adoption of ASC 815-40, the Company is required to disclose the fair value measurements required by ASC 820, “Fair Value Measurements and Disclosures.”  The other liabilities recorded at fair value in the balance sheet as of December 31, 2009 are categorized based upon the level of judgment associated with the inputs used to measure their fair value.  Hierarchical levels, defined by ASC 820 are directly related to the amount of subjectivity associated with the inputs to fair valuations of these liabilities are as follows:

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

INVO BIOSCIENCE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
as of DECEMBER 31, 2009 and 2008

The following table summarizes the financial liabilities measured at fair value on a recurring basis as of December 31, 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

				Liabilities
	Level 1	Level 2	Level 3	at fair value
Derivative liability	-	-	1,905,109	1,905,109

Warrant derivative liability — these instruments consist of certain of our warrants with anti-dilution provisions.  These instruments were valued using pricing models, which incorporate the Company’s stock price, volatility, U.S. risk free rate, dividend rate and estimated life.

NOTE 13	INCOME TAXES

The Company has adopted ASC 740-10, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant.

The Company’s total deferred tax liabilities, deferred tax assets, and deferred tax asset valuation allowances at December 31 are as follows:

	2009	2008
Total deferred tax assets	$2,715,000	$835,000
Less valuation allowance	2,715,000	835,000
Total deferred tax liabilities	-	-
Net deferred tax asset (liability)	$-	$-

Those amounts have been presented in the company’s financial statements as follows:

Noncurrent deferred tax asset	$-	$-
Current deferred tax liability	-	-
Net deferred tax asset (liability)	$-	$-

The company has a loss carry forward of $6,749,000 that may be offset against future taxable income.  Substantially all of the carry forwards expire in 2029.

INVO BIOSCIENCE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
as of DECEMBER 31, 2009 and 2008

Income tax provision (benefit) consists of the following components:

	2009	2008
Current	$-	$-
Deferred	-	-
Tax benefit of net operating loss carry forward	-	-
Total tax expense (benefit)	$-	$-

Realization of deferred tax assets is dependent on future earnings, if any, the timing and amount of which is uncertain.  Those amounts are therefore presented on the Company's balance sheets as a non-current asset.  Utilization of the net operating loss carry forwards may be subject to substantial annual limitations, which may result in the expiration of net operating loss carry forwards before utilization.

NOTE 14	COMMITMENTS AND CONTINGENCIES

A)	Operating Leases

On January 1, 2007, the Company entered into an operating lease (the “lease”) with Cummings Properties, LLC, to lease 3,294 square feet of general office space.  The lease commenced on January 1, 2007 and was automatically extended in October 2008 until December 31, 2010.  The Company agreed to pay a security deposit of $3,000 on January 1, 2007, which was repaid to the Company in equal $500 installments over the first six months of the lease.  The Company received no rent incentives or improvement allowances under this agreement.  The lease requires the Company to pay minimum lease payments of $2,000 per month for the duration of the lease.  The lease is subject to a cost of living increase equal to the Boston, MA Consumer Price Index at the beginning of each calendar year.  As of January 1, 2009, the Company’s monthly lease payments under this agreement increased 5.42% from inception to $2,108.

Fiscal Year	Minimum Future Lease Payments

2010	$25,300

B)	Litigation

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business.  Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.

INVO BIOSCIENCE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
as of DECEMBER 31, 2009 and 2008

C)	Consulting agreements

 On September 1, 2009, the Company entered into a written agreement with CollegeStock, Inc. (“CollegeStock”) for certain investor relations services.  The Company’s one-year agreement with CollegeStock entitles the Company, in part, to: a detailed profile of the Company on the CollegeStock website, a minimum of one 60 second placement featuring client on the Wide World of Stocks television show, a detailed “Stock Wiki” featured on www.Wikinvest.com for the duration of the agreement, management of the Company’s twitter feed and other social networking outlets, and branding and advertising of the Company on the homepage of CollegeStock.com, for the duration of the agreement.  As compensation for the services, the Company has agreed to pay a retainer of 1,000,000 shares of Common Stock, 50% of which was due upon the signing of the agreement and issued, the remainder is due by March 1, 2010.

On September 24, 2009, the Company engaged Gilford Securities, Inc. (Gilford) for a period of 60 days to act as its placement agent on a non-exclusive basis in connection with a proposed Reserve Equity Financing (REF) of securities by AGS Capital Group, LLC of up to $10,000,000.

Gilford will receive a cash commission equaling six percent (6%) of the total proceeds received by the Company from the sale of securities sold to AGS.  In addition, the Company sold Gilford, for a total cost of one dollar ($1.00), 600,000 shares of Common Stock of the Company.  If the Company elects to have a closing under the REF on more than $6,000,000, then the Company shall issue and sell to Gilford and/or its designees, for a total cost of one dollar ($1), an additional 400,000 shares of Common Stock of the Company.  As a result of the execution of the REF and the effectiveness of Company’s Registration Statement filed on Form S-1, the agreement will expire twenty-four (24) months after the date of the last funding by AGS.

D)	Anti-Dilution and Piggyback Registration Rights

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

As discussed above, in July 2009, the Company executed a $100,000 convertible note in connection with the initial closing of its bridge offering (discussed in Note 7), which has a conversion price of $0.10.  The conversion price triggered the anti-dilution clause contained in the Securities Purchase Agreement entered into with previous investors.  In September 2009, the Company issued 1,125,000 shares of Common Stock to the investors that were parties to the Securities Purchase Agreement.  In addition, the Company took possession and cancelled the 562,500 shares pledged by LSV as noted previously.

INVO BIOSCIENCE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
as of DECEMBER 31, 2009 and 2008

E)	Employee Agreements

Since January 1, 2008, the Company has signed nine employee agreements for officers, executives and employees of the Company.  Three of these agreements were with the founders of the Company.

The remaining six of the agreements were executed with executives and staff of the Company.  These employees were issued common shares and options to purchase common shares of the Company.  Under the terms of these employee agreements, these shares only vest upon the completion of the Exchange Agreement and the implementation of the Company’s Employee Stock Plan.  The Exchange Agreement closed on December 5, 2008, the Company has yet to implement an Employee Stock Plan and intends to do so in 2010 if resources permit.  As of today, options to purchase an additional 600,000 shares of the Company’s Common Stock have been promised but not issued.

NOTE 15	SUBSEQUENT EVENT

In January and February 2010, we issued 914,500 shares to AGS Capital Group LLC  for shares they purchased under our Reserve Equity Financing Agreement with them, The share prices ranged from $0.168 to $0.086.

In February 2010, the Company issued an aggregate of 220,000 shares of Common Stock for consulting, legal and accounting services rendered totaling $22,000. Also in February the Company issued an aggregate of 810,000 shares of Common Stock to some of its employees for their perseverance during their tenure with the Company.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 6, 2010.

INVO Bioscience, Inc.

Date April 6, 2010	By:	Kathleen Karloff
Kathleen Karloff
Chief and Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 6, 2010.

Signature	Capacity

Kathleen Karloff Kathleen Karloff	Chief and Principal Executive Officer, Director

Dr. Claude Ranoux Dr. Claude Ranoux	President, Treasurer and Director

Robert J. Bowdring Robert J. Bowdring	Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
2. 1	Share Exchange Agreement, dated December 5, 2008, by and amongst INVO Bioscience and INVO Bioscience Shareholders(3)
2. 2	Securities Purchase Agreement dated December 5, 2008, between INVO Bioscience and the investors named therein(3)
3. 1	Articles of Incorporation (1)
3. 2	Certificate of Amendment to Articles of Incorporation of INVO Bioscience(1)
3. 3	By-Laws of INVO Bioscience (2)
3. 4	Certificate of Amendment to Articles of Incorporation of INVO Bioscience dated December 22, 2008(4)
4. 1	Form of Senior Secured Convertible Promissory Note(9)
4. 2	Form of Purchase Agreement(9)
4. 3	Form of Warrant Purchase Agreement(9)
4. 4	Reserve Equity Financing Agreement, dated October 28, 2009, by and between AGS Capital Group, LLC and Invo Bioscience, Inc(11)
4. 5	Registration Rights Agreement, dated October 28, 2009, by and between AGS Capital Group, LLC and Invo Bioscience, Inc.(11)
4. 6	Registration Statement for the prospectus to sell shares of INVO Bioscience’s Common Stock to AGS Capital Group, LLC dated December 21, 2009 (13)
4. 7	Amended Registration Statement for the prospectus to sell shares of INVO Bioscience’s Common Stock to AGS Capital Group, LLC dated December 29, 2009 (14)

10. 1	Distribution Agreement between the company and Orbital Group, LLC.(2)
10. 2	Employment Agreement for the Registrant’s President(7)
10. 3	Employment Agreement for the Registrant’s Chief Executive Officer(7)
10. 4	Employment Agreement for the Registrant’s Chief Financial Officer(7)
10. 5	Customer Distribution Agreement – Canada – MediTech First(7)
10. 6	Customer Distribution Agreement – Turkey – Gonagen(7)
10. 7	Customer Distribution Agreement – Peru – CRHL(7)
10. 8	Claude Ranoux Loan Agreement(8)
10. 9	Claude Ranoux Revised Loan Amendment(8)
10.10	Wakabayashi Fund, LLC Agreement(8)
10.11	Red Chip Securities, Inc. Agreement(8)
10.12	Kathleen Karloff Loan Agreement(8)
10.13	Hallmark Investments, Inc. Agreement(9)
10.14	Kathleen Karloff Revised Loan Agreement(10)
10.15	Lionshare Ventures Revised Agreement(10)
10.16	Placement Agent Agreement, dated September 22, 2009, by and between Gilford Securities, Inc. and Invo Bioscience, Inc.(11)
10.17	College Stock, Inc. Agreement(12)
21.01	Subsidiaries of the Registrant

31.01	Certification by Chief Executive Officer pursuant to Rule 13a-4(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.02	Certification by Chief Financial Officer pursuant to Rule 13a-4(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.00	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)   Incorporated by reference to INVO Bioscience’s predecessor EMY’S Registration Statement on Form SB-2/A filed with the Securities and Exchange Commission on January 25, 2008
(2)   Incorporated by reference to the INVO Bioscience’s predecessor EMY’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on November 13, 2007
(3)   Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 2008
(4)   Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2009
(5)   Incorporated by reference to the Registrant’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on February 17, 2009
(6)   Incorporated by reference to the Registrant’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on March 19, 2009
(7)   Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and filed with the Securities and Exchange Commission on April 15, 2009
(8)   Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the three months ended March 31, 2009 filed with the Securities and Exchange Commission on May 15, 2009
(9)   Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 17, 2009
(10) Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the three months ended June 30, 2009 filed with the Securities and Exchange Commission on August 15, 2009
(11)  Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 3, 2009
(12)  Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the three months ended September 30, 2009 filed with the Securities and Exchange Commission on November 16, 2009
(13)  Incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 333-163882, as filed on December 21, 2009.
(14) Incorporated by reference to the Company’s amended Registration Statement on Form S-1/A, File No. 333-163882, as filed on December 29, 2009.