Form 10-Q
period 2010-03-31
INVO Bioscience, Inc.
filed 2010-05-17
CIK 1417926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Shares of Common Stock, par value $.0001 per share:  61,324,322 shares outstanding as of May 12, 2010.

INVO Bioscience, Inc.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2010

PART I.  FINANCIAL INFORMATION

ITEM 1. Financial Statements

INVO Bioscience, Inc.
(A DEVELOPMENT STAGE COMPANY)
Condensed Consolidated Balance Sheets

Assets
	March 31,
	2010 (unaudited)	December 31, 2009

Current Assets:
Cash	$3,661	$79,052
Accounts receivable, net	25,892	3,064
Inventory	57,538	63,134
Prepaid expenses	18,037	46,991
Total current assets	105,128	192,241

Property and equipment, net	30,734	32,836

Other Assets:
Capitalized patents, net	61,351	62,759
Total other assets	61,351	62,759

Total assets	$197,213	$287,836

Liabilities and Stockholders' Deficiency

Current Liabilities:
Accounts payable	$676,497	$683,816
Accrued expenses and salaries	883,586	727,483
Notes payable- related party	144,962	146,462
Line of credit	50,000	50,000
Convertible notes, net of debt discount of $ 264,902 and $297,897, respectively	45,098	12,103
Derivative liabilities	552,138	1,905,109
Total current liabilities	2,352,281	3,524,973

Total liabilities	2,352,281	3,524,973

Commitments and Contingencies
Stockholders' Deficiency:
Preferred Stock, $.0001 par value; 100,000,000 shares authorized; No shares issued and outstanding as of March 31, 2010 and December 31, 2009	-	-
Common Stock, $.0001 par value; 200,000,000 shares authorized; 60,870,822 and 58,926,322 issued and outstanding as of March 31, 2010 and December 31, 2009, respectively.	6,088	5,893
Additional paid-in capital	3,872,239	3,660,933
Stock subscription receivable	(155,000)	(155,000)
Accumulated deficit during the development stage	(5,878,395)	(6,748,963)
Total stockholders' deficiency	(2,155,068)	(3,237,137)

Total liabilities and stockholders' deficiency	$197,213	$287,836

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INVO Bioscience, Inc.
(A DEVELOPMENT STAGE COMPANY)
Condensed Consolidated Statements of Operations
(unaudited)

	For the three months ended	For the three months ended	From January 5, 2007 (Inception) to
	March 31, 2010	March 31, 2009	March 31, 2010

Revenue:
Product Revenue	$26,820	$36,815	$128,019
Cost of Goods Sold
Product Costs	8,322	20,669	59,801

Gross Margin	18,498	16,146	68,218

Operating Expenses:

Research and development	-	4,950	92,761
Selling, general and administrative	446,627	656,900	4,318,307
Total Operating Expenses	446,627	661,850	4,411,068

Loss from operations	(428,129)	(645,704)	(4,342,850)

Other Expenses:
Gain in fair value of derivative liability	(1,352,971)	-	(1,860,395)
Interest and financing fees	54,274	5,350	3,395,940
Total other expenses	(1,298,697)	5,350	1,535,545

Income (loss) before income taxes	870,568	(651,054)	(5,878,395)

Provisions for income taxes	-	-	-

Net income(loss)	$870,568	$(651,054)	$(5,878,395)

Basic and diluted net loss per weighted average shares of common stock	$0.014	$(0.012)
Basic and diluted weighted average number of shares of common stock	60,186,156	53,656,111

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INVO Bioscience, Inc
(A DEVELOPMENT STAGE COMPANY)
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the three months ended March 31, 2010	For the three months ended March 31, 2009	From January 5, 2007 (Inception) to March 31, 2010

Net income (loss)	$870,568	$(651,054)	$(5,878,395)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Non-cash stock compensation issued for services	22,000	37,500	738,657
In kind contribution to employees	81,000	-	332,686
Reserve for allowance for doubtful accounts	2,692	-	45,997
Accretion of convertible debt discount	32,995	-	280,099
Depreciation and amortization	3,510	3,510	31,213
Non-cash financing and derivative (gains) losses	(1,352,971)	-	807,981
Changes in operating assets and liabilities:
Receivables	(25,520)	(18,071)	(71,889)
Inventories	5,596	(4,027)	(57,537)
Prepaid expenses and other current assets	28,954	20,845	(29,887)
Accounts payable	(7,319)	329,943	676,225
Accrued compensation	148,800	-	657,655
Other accrued expenses	7,304	389	175,469
Net cash used in operating activities	(182,391)	(280,965)	(2,291,726)

Cash flows from investing activities:
Purchase of property and equipment	-	-	(42,858)
Purchase of intangible assets	-	-	(77,742)
Net cash used in investing activities	-	-	(120,600)

Cash flows from financing activities:
Proceeds from demand note payable	-	-	50,000
Proceeds from loan payable- insurance	-	-	70,587
Proceeds from loan payable- related party	-	75,000	190,889
Repayment of loan payable- related party	(1,500)	-	(45,928)
Proceeds from convertible note payable	-	-	545,000
Proceeds from the issuance of common stock	108,500	200,000	1,605,438
Net cash provided by financing activities	107,000	275,000	2,415,987

Net (decrease) increase in cash and cash equivalents	(75,391)	(5,965)	3,661

Cash and cash equivalents at beginning of period	79,052	15,716	-

Cash and cash equivalents at end of period	$3,661	$9,751	$3,661

Supplemental disclosure:
Cash paid for interest	$7,771	$5,350	$15,992
Cash paid for taxes	$456	456	$1,084
Common stock issued upon note payable and accrued interest conversion	$-	-	$239,982

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INVO BIOSCIENCE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(unaudited)

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

We believe that the INVO procedure will make infertility treatment more readily available throughout the world.  The INVO procedure is significantly less costly than conventional in vitro fertilization (“IVF”).  The INVOcell device and INVO procedure facilitates conception and embryo development inside the woman's body, rather than in a dish in a laboratory, which is an attractive feature for most couples.

We are a development stage company, as defined by Accounting Standards Codification (“ASC”) Topic 915, “Accounting and Reporting by Development Stage Enterprise”.  Our activities during our development stage to date have included developing the business plan, seeking regulatory clearance in the European Union and many countries outside of the United States while taking preliminary steps within the United States, raising capital, conducting beta tests, sales and marketing of the INVOcell device and offering instructions in the INVO technique to doctors in numerous foreign countries.

From inception through the three-month period ending o March 31, 2010, we have generated minimal revenues, have incurred significant expenses and have sustained losses.  Consequently, our operations are subject to all of the risks inherent in the establishment of a new business enterprise.

In May 2008, the Company received notice that the INVOcell device meets all of the essential requirements of the relevant European Directives in order to receive CE marking.  The CE marking (also known as CE mark) is a mandatory conformity mark on many products placed on the single market in the European Economic Area (EEA).  The CE marking (an acronym for the French “Conformité Européenne”) certifies that a product has met EU health, safety and environmental requirements, which ensure consumer safety.

With CE marking, we possess the necessary regulatory authority to distribute our product in the European Economic Area, which includes The European Union, Canada, Australia, New Zealand, India, Africa and most parts of South America and the Middle East.

(B) Basis of Presentation (Share Exchange and Corporate Structure)

On December 5, 2008, we completed a share exchange with Emy’s Salsa Aji Distribution Company, Inc. (“Emy’s”), a publicly registered shell corporation with no significant assets or operations.  Emy’s was incorporated on July 11, 2005, under the laws of the State of Nevada under the name Certiorari Corp.  In connection with the share exchange, INVO Bioscience became Emy’s wholly-owned subsidiary and the INVO Bioscience Shareholders acquired control of Emy’s.

INVO BIOSCIENCE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(unaudited)

The Company accounted for the transaction as a recapitalization and we are the surviving entity.  In connection with the share exchange, Emy’s shareholders retained 14,937,500 shares.  Effective with the Agreement, all previously outstanding shares of Common Stock owned by the Company's shareholders were exchanged for an aggregate of 38,307,500 shares of Emy’s common stock.  Effective with the Agreement, Emy’s changed its name to INVO Bioscience, Inc.

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

(C)              Significant Accounting Policies

The financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and disclosures included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our 2009 Annual Report filed on Form 10-K on April 6, 2010.  The condensed consolidated balance sheet as of December 31, 2009 was derived from the audited financial statements for the year then ended.

In the opinion of the Company, all adjustments necessary to present fairly our financial position and the results of our operations and cash flows have been included in the accompanying unaudited condensed consolidated financial statements.  The results of operations for interim periods are not necessarily indicative of the expected results for the year ended December 31, 2010.

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

 Cash and Cash Equivalents

We consider all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.  As of March 31, 2010 and December 31, 2009, the Company had approximately $4,000 and $79,000 cash equivalents, respectively.

INVO BIOSCIENCE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
 (unaudited)

Net income (loss) per share

Dilutive common stock equivalents consist of shares issuable upon conversion of warrants and the exercise of the Company’s stock options and warrants.  In accordance with ASC 260-45 20, common stock equivalents derived from shares issuable in conversion of the warrants are not considered in the calculation of the weighted average number of common shares outstanding because the adjustments in computing income available to common stockholders would result in a loss.  Accordingly, the diluted EPS would be computed in the same manner as basic earnings per share.

(D) Recent Accounting Pronouncements

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

In June 2009, the FASB issued guidance that amends certain FASB ASC concepts related to consolidation of variable interest entities (“VIE”).  Among other accounting and disclosure requirements, this guidance replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity.  The primary beneficiary assessment must be performed on a continuous basis.  It also requires additional disclosures about an entity’s involvement with a VIE, restrictions on the VIE’s assets and liabilities that are included in the reporting entity’s consolidated balance sheet, significant risk exposures due to the entity’s involvement with the VIE, and how its involvement with a VIE impacts the reporting entity’s consolidated financial statements.  The Company adopted this guidance on January 1, 2010 and does not expect it to affect its consolidated results of operations and financial condition.

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
March 31, 2010
(unaudited)

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

As reflected in the accompanying unaudited condensed consolidated financial statements, the Company is in the development stage and commenced operations in December 2008.  The Company has a net profit of $871,000, a working capital deficiency of $2,247,000, a stockholder deficiency of $2,155,000 and cash used in operations of $182,000 for the three months ended March 31, 2010.  This raises substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.

NOTE 3	INVENTORY

As of March 31, 2010 and December 31, 2009, the Company recorded the following inventory balances:

	March 31, 2010	December 31, 2009
Raw Materials	$-	$-
Work in Process	49,507	49,507
Finished Goods	8,032	13,627
Total Inventory	$57,538	$63,134

NOTE 4	PROPERTY AND EQUIPMENT

The estimated useful lives and accumulated depreciation for furniture, equipment and software are as follows:

Estimated Useful Life
Molds	3 to 7 years
Computers and Software	3 to 5 years

INVO BIOSCIENCE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
 (unaudited)

	March 31, 2010	December 31, 2009
Manufacturing Equipment- Molds	$35,263	$35,263
Less: Accumulated Depreciation	8,326	6,857
Network/IT Equipment	7,595	7,595
Less: Accumulated Depreciation	3,798	3,165
	$30,734	$32,836

During the three-months ended March 31, 2010 and 2009, the Company recorded $2,102 in depreciation expense during both periods.

NOTE 5	PATENTS

As of March 31, 2010 and December 31, 2009, the Company recorded the following patent costs:

	March 31, 2010	December 31, 2009
Total Patents	$77,743	$77,743

Less: Accumulated Amortization	16,392	14,984

Patent costs, net	$61,351	$62,759

During the three months ended March 31, 2010 and 2009, the Company recorded $1,408 and $1,408, respectively in amortization expenses.

INVO BIOSCIENCE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(unaudited)

NOTE 6	WORKING LINE OF CREDIT

At March 31, 2010, the Company had a $50,000 working capital line of credit with Century Bank with an interest payable monthly 0.24% above the bank’s prime lending rate.  On March 31, 2010, the rate was 3.74%.  The working line matures on May 31, 2010, we have filed an application with the bank to renew and extend this SBA backed loan.  At March 31, 2010, the balance outstanding on the line of credit was $50,000.

NOTE 7	CONVERTIBLE NOTES

During 2009, the Company issued convertible notes (“Bridge Notes”) payable to investors in the aggregate amount of $545,000.  The Bridge Notes carry interest rates ranging between 10-12% and are due in full one year from the date of issuance.  Both the Bridge Notes and the accrued interest thereon are convertible into Common Stock of the Company at a conversion price of $0.10 per share, subject to adjustments.  In addition to the Bridge Notes, the Company issued warrants to purchase 5,750,000 shares of the Company’s Common Stock at a price of $0.20 per share.  The Company valued the conversion feature of the Bridge Notes and the warrants issued as consideration for the notes payable via the Black-Scholes valuation method.  The total fair value calculated for the conversion was $1,493,700, which is recorded as a derivative liability on the Company’s balance sheet.  Of this amount, $151,800 was allocated to the discount on the Bridge Notes and $1,341,900 was charged to operations.  The total fair value calculated for the warrants was $1,719,700, which is recorded as a derivative liability on the Company’s balance sheet.  Of this amount, $393,200 was allocated to the discount on the Bridge Notes, and $1,326,500 was charged to operations.  The aggregate discount on the Bridge Notes was $545,000, and the aggregate amount initially charged to operations was $2,668,400.  For the three months ended March 31, 2010, the Company recorded a reduction of $1,353,000 related to the fair value of the derivative liability.

As of March 31, 2010, $235,000 of the Bridge Notes were converted into shares of Common Stock and the fair value of the derivative liability was recalculated and reduced to $108,000 with adjustments to revaluation expense of $486,000.  The discount of $545,000 will be amortized to interest expense over the one-year term of the Bridge Notes using the effective interest method.  As of March 31, 2010, the Company recorded $264,900 in amortization expense of the discount on the Bridge Notes.  Interest in the aggregate amount of $9,200 was accrued on the Bridge Notes during the three months ended March 31, 2010.

NOTE 8	NOTE PAYABLE AND OTHER RELATED PARTY TRANSACTIONS

On September 18, 2008, the Company entered into a related party transaction with Dr. Claude Ranoux, the President, Director and Chief Scientific Officer of the Company.  Dr. Ranoux had loaned funds to the Company to sustain its operations since January 5, 2007 (inception).  Dr. Ranoux’s total cumulative investment in the Company as of December 31, 2009 was $58,462, as of March 31, 2010 it is $56,962 (“the Principal Amount”).  On March 26, 2009, the Company and Dr. Ranoux agreed to re-write the agreement to a non-convertible note payable bearing interest at 5% per annum and extended the repayment date to March 31, 2010.  On April 8, 2010, both parties agreed to extend the terms of the note until March 15, 2011.  The Company and Dr. Ranoux can jointly decide to repay the loan earlier without prepayment penalties.  During the three months ended March 31, 2010, $1,500 was repaid on the principal of the loan.

On March 5, 2009, the Company entered into a related party transaction with Kathleen Karloff, the Chief Executive Officer and a Director of the Company.  Ms. Karloff provided a short-term loan in the amount of $75,000 bearing interest at 5% per annum to the Company to fund operations.  In May 2009, Ms. Karloff loaned to the Company an additional $13,000, making her total cumulative loan $88,000 as of March 31, 2010.  This note was due on September 15, 2009, which has since been extended to September 4, 2010.

For the quarters ended March 31, 2010 and 2009, the Company charged interest expense totaling $1,800 and $1,200, respectively.

INVO BIOSCIENCE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
 (unaudited)

NOTE 9	STOCKHOLDERS’ EQUITY

For the period from January 5, 2007 (inception) through December 31, 2007, Bio X Cell, Inc., formerly a Commonwealth of Massachusetts corporation, currently doing business as INVO Bioscience (and preceding the merger on December 5, 2008 with Emy’s Salsa Distribution Company, Inc. (Emy’s), a State of Nevada corporation), issued 70,000 shares of Common Stock for $20,000, at $.2857 per share.  The 70,000 shares were retroactively restated to 24,991,379 shares following a 5-1 forward stock split (the “Forward Split”) and the subsequent share exchange in the fourth quarter 2008.

On November 7, 2008, Emy’s Board of Directors approved the Forward Split of Common Stock with a record date of November 10, 2008 for the Company’s issued and outstanding shares.  The Forward Split was effective on November 12, 2008.  Emy’s had 12,387,500 shares of Common Stock outstanding before the Forward Split and 61,937,500 shares outstanding thereafter.

The Company had 61,937,500 shares issued and outstanding immediately before the Share Exchange.  Pursuant to a Share Exchange Agreement, certain shareholders of Emy’s agreed to cancel 47,000,000 shares of Emy’s Common Stock and Emys agreed to issue 38,307,500 newly-issued shares of Common Stock to INVO Bioscience shareholders.  As of December 5, 2008, and immediately after the closing of the Share Exchange Agreement, 53,245,000 shares of Common Stock were outstanding, including shares issued pursuant to the closing.

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

Directly following the consummation of the Share Exchange Agreement, on the day of the closing, we entered into the Securities Purchase Agreement with investors pursuant to which, the investors contributed $375,000 in exchange for 375,000 shares of our Common Stock at a price of $1.00 per share.  The Securities Purchase Agreement provided the investors with piggyback registration rights that permit them to register their Common Stock on any registration statement filed by the Company, as well as anti-dilution protection.

As of the closing of the Share Exchange, Lionshare Ventures, Inc. (LSV), a shareholder in INVO Bioscience before the Closing, executed a pledge agreement between the two parties reaffirming LSV‘s original agreement dated May 18, 2008, the outstanding balance as of the original agreement was $450,000 for shares of Common Stock previously issued but not paid for noted in the Company’s financial statements as a subscription receivable in its equity section of the balance sheet.  The agreement called for two million shares to be held in escrow by the Company until the $450,000 balance was paid in full by the due date.  On June 10, 2009, the two parties executed an extension of the time in which the balance outstanding of $205,000 was to be paid to December 5, 2009.  Currently, 775,000 shares of Common Stock are being held in escrow until LSV pays the balance.  As of March 31, 2010, LSV has delivered $295,000 out of the $450,000 pledge and the Company has released 1,000,000 of shares of Common Stock from the escrow.  LSV has removed an additional 225,000 shares from the escrow without authorization.

In the same pledge agreement between the Company and LSV dated December 5, 2008, LSV committed to forfeiting a maximum of 562,500 Common Stock shares if the Company is required to issue additional shares of Common Stock per the anti-dilution clause of the Securities Purchase Agreement.

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
March 31, 2010
 (unaudited)

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

In September 2009, the Company issued an aggregate of 1,125,000 shares of Common Stock in connection with the execution by the Company of a $100,000 convertible note (the “Convertible Notes”) as part of a bridge offering, as discussed on the Company’s Current Reports on Form 8-K filed July 17, 2009 and September 17, 2009 with the Securities and Exchange Commission (“SEC”).  The Convertible Notes have a conversion price of $0.10.  This transaction triggered the anti-dilution clause of the Securities Purchase Agreement executed on December 5, 2008 with the certain investors.  In addition, the Company took possession of the 562,500 shares pledged by LSV to meet this obligation, resulting in a net issuance of 562,500 shares of Common Stock.

In September 2009, the Company issued an aggregate of 857,000 shares of Common Stock for services rendered totaling $299,950.

On October 28, 2009, the Company entered into a Reserve Equity Financing Agreement, or REF, with AGS Capital Group LLC (“AGS”), pursuant to which AGS committed to purchase, from time-to-time over a period of two years, shares of our Common Stock for cash consideration of up to $10 million, subject to certain conditions and limitations.  In connection with the REF, we also entered into a registration rights agreement with AGS, dated October 28, 2009.  For a period of 24 months from the effectiveness of the Form S-1 Registration Statement that the Company filed in connection with the closing of the REF, we may, from time to time, at our discretion, and subject to certain conditions that we must satisfy, draw down funds under the REF by selling shares of our Common Stock to AGS up to an aggregate of $10 million.  The purchase price of these shares will be 92% of the “VWAP” of the Common Stock during the five consecutive trading days after we give AGS a notice of an advance of funds (an “Advance”) under the REF (the “Pricing Period”).  “VWAP” generally means, as of any date, the daily dollar volume weighted average price of our Common Stock as reported by Bloomberg, L.P. or comparable financial news service.  The amount of an Advance will automatically be reduced by 50% if on any day during the Pricing Period, the VWAP for that day does not meet or exceed 85% of the VWAP for the five trading days prior to the notice of Advance (the “Floor Price”).

We have not engaged in prior securities transactions with AGS or any affiliates of AGS.  The REF does not prohibit us from raising additional debt or equity financings, other than financings similar to the REF.

Our ability to require AGS to purchase our Common Stock is subject to various conditions and limitations even after we updated our Form S-1 Registration Statement.  The maximum amount of each Advance is 100% of the average daily trading volume for the five days immediately preceding the notice of Advance, as reported by Bloomberg or comparable financial news service (the “Maximum Advance Amount”).  In addition, unless AGS agrees otherwise, a minimum of five calendar days must elapse between each notice of Advance.

INVO BIOSCIENCE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(unaudited)

In November 2009, the Company issued an aggregate of 612,000 shares of Common Stock for brokers fees associated with the REF and accounting services rendered totaling $312,122.

In November 2009, the Company issued 2,142,930 shares of Common Stock for the conversion and interest of $214,293 of the Convertible Notes Payable it issued in its bridge-financing offering earlier in the year.

On December 21, 2009, we submitted the Registration Statement on Form S-1 to the SEC for the sale of up to 8,790,000 shares of our Common Stock to AGS.  The shares of Common Stock that may be issued to AGS under the REF will be issued pursuant to an exemption from registration under the Securities Act of 1933, as amended (the “Securities Act”).  The Registration Statement will provide for the possible resale by AGS of a portion of the shares that we may issue to AGS under the REF.  Upon the Registration Statement being declared effective by the SEC, the selling shareholder may offer to the public for resale shares of our Common Stock that we may issue to AGS pursuant to the REF.

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

On December 30, 2009, the SEC declared the Registration Statement effective.

In December 2009, the Company received $50,000 against the outstanding stock subscription receivable.  As of March 31, 2010, $155,000 remains outstanding.

In December 2009, the Company issued an aggregate of 666,667 shares of Common Stock to a related party for cash totaling $100,000.

In December 2009, the Company issued 256,892 shares of Common Stock for the conversion and interest of $25,689 of the Convertible Notes payable it issued in its bridge financing offering September 2009.

In January and February 2010, we issued 914,500 shares to AGS Capital Group LLC for shares they purchased under the Reserve Equity Financing Agreement for $108,500.  The share prices ranged between $0.168 to $0.086.

In February 2010, the Company issued an aggregate of 220,000 shares of Common Stock for consulting, legal and accounting services rendered totaling $22,000.  Also in February, the Company issued an aggregate of 810,000 shares of Common Stock with a value of $81,000 to certain of its employees.

NOTE 10	STOCK OPTIONS AND WARRANTS

Stock Options

Since January 1, 2008, the Company has signed agreements with employees offering them options to purchase, 607,000 shares of the Company’s Common Stock.  As of March 31, 2010, the Company has not yet adopted a formal stock option plan and, consequently, the options to purchase 607,000 shares of Common Stock are deemed not yet issued.

INVO BIOSCIENCE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(unaudited)

Warrants

The following table, as of March 31, 2010, summarizes the changes in warrants outstanding and the related prices for the shares of the Common Stock issued to non-employees of the Company.  These warrants were granted in lieu of cash compensation for services performed or financing expenses in connection with placement of convertible debentures and sale of Common Stock shares.

Warrants Outstanding			Warrants Exercisable
		Weighted			Weighted
		Average	Weighted		Average
		Remaining	Average		Remaining
Exercise	Number	Contractual	Exercise	Number	Contractual
Prices	Outstanding	Life (years)	Price	Exercisable	Life (years)
$0.20	5,750,000	3.58	$0.20	5,750,000	3.58
$0.30	666,667	2.75	$0.30	666,667	2.75
	6,416,667	3.50	0.21	6,416,667	3.50

Transactions involving warrants are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2008	-	$-
Granted	6,416,667	0.21
Exercised	-	-
Cancelled or expired	-	-
Outstanding at December 31, 2009	6,416,667	$0.21
Granted	-	-
Exercised	-	-
Cancelled or expired	-	-
Outstanding at March 31, 2010	6,416,667	$0.21

The estimated value of the compensatory warrants granted to non-employees in exchange for financing expenses was determined using the Black-Scholes pricing model and the following assumptions:

March 31,
2010
Expected volatility	181%
Expected life (years)	2.5-4.5
Risk free interest rate	0.24%
Forfeiture rate	-
Dividend rate	-

INVO BIOSCIENCE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
 (unaudited)

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

ASC 815-40 mandates a two-step process for evaluating whether an equity-linked financial instrument or embedded feature is indexed to the entity’s own stock.  As disclosed in Note 7, during summer 2009, the Company entered into short term convertible loans with attached warrants, which contain a strike price adjustment feature.  The anti-dilution provisions in the convertible notes and warrants trigger liability treatment.  During the three months ended March 31, 2010, the liability was adjusted for the change in fair value of the warrants.  In accordance with ASC 815-40, a derivative liability of $552,100 related to the loan conversion feature and warrants is included in our consolidated balance sheet as of March 31, 2010.  During the three months ended March 31, 2010, we recorded a decrease in the expense related to the excess of the discount on the loan conversion feature and warrants as a result of the change in fair value of the loan conversion feature and warrants in the amount of approximately $1,353,000.

NOTE 12	FAIR VALUE MEASUREMENTS

Our short-term financial instruments, including cash, accounts payable and other liabilities, consist primarily of instruments without extended maturities, the fair value of which, based on management’s estimates, reasonably approximate their book value.  The fair value of long-term convertible notes is based on management estimates and reasonably approximates their book value after comparison to obligations with similar interest rates and maturities.  The fair value of the Company’s derivative instruments is determined using option pricing models.

As a result of the adoption of ASC 815-40, the Company is required to disclose the fair value measurements required by ASC 820, “Fair Value Measurements and Disclosures.”  The other liabilities recorded at fair value in the balance sheet as of March 31, 2010 are categorized based upon the level of judgment associated with the inputs used to measure their fair value.  Hierarchical levels, defined by ASC 820 are directly related to the amount of subjectivity associated with the inputs to fair valuations of these liabilities are as follows:

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

INVO BIOSCIENCE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
 (unaudited)

The following table summarizes the financial liabilities measured at fair value on a recurring basis as of March 31, 2010, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

				Liabilities
	Level 1	Level 2	Level 3	at fair value
Derivative liability	-	-	552,138	552,138

Warrant derivative liability — these instruments consist of certain of our warrants with anti-dilution provisions.  These instruments were valued using pricing models, which incorporate the Company’s stock price, volatility, U.S. risk free rate, dividend rate and estimated life.

The following is a reconciliation of the derivative liability for which Level 3 inputs were used in determining fair value:

Beginning balance as of January 1, 2010	$1,905,109
Gain in change in fair value	(1,352,971)
Ending balance as of March 31, 2010	$552,138

NOTE 13	INCOME TAXES

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

The Company’s total deferred tax liabilities, deferred tax assets and deferred tax asset valuation allowances at March 31, 2010 and December 31, 2009 are as follows:

	March 31, 2010	December 31, 2009
Total deferred tax assets	$2,882,000	$2,715,000
Less valuation allowance	2,882,000	2,715,000
Total deferred tax liabilities	-	-
Net deferred tax asset (liability)	$-	$-

Those amounts have been presented in the company’s financial statements as follows:

Noncurrent deferred tax asset	$-	$-
Current deferred tax liability	-	-
Net deferred tax asset (liability)	$-	$-

The company has a loss carry forward of $6,749,000 that may be offset against future taxable income.  Substantially all of the carry forwards expire in 2030.

INVO BIOSCIENCE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(unaudited)

Income tax provision (benefit) consists of the following components:

	March 31, 2010	December 31, 2009
Current	$-	$-
Deferred	-	-
Tax benefit of net operating loss carry forward	-	-
Total tax expense (benefit)	$-	$-

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

On January 1, 2007, the Company entered into an operating lease (the “lease”) with Cummings Properties, LLC, to lease 3,294 square feet of general office space.  The lease commenced on January 1, 2007 and was automatically extended in October 2008 until December 31, 2010.  The Company agreed to pay a security deposit of $3,000 on January 1, 2007, which was repaid to the Company in equal $500 installments over the first six months of the lease.  The Company received no rent incentives or improvement allowances under this agreement.  The lease requires the Company to pay minimum lease payments of $2,000 per month for the duration of the lease.  The lease is subject to a cost of living increase equal to the Boston, MA Consumer Price Index at the beginning of each calendar year.  As of January 1, 2010, the Company’s monthly lease payments under this agreement increased 5.42% from inception to $2,108.

Fiscal Year	Minimum Future Lease Payments

2010	$25,300

B)	Litigation

On March 24, 2010, we were served a complaint on an action that was filed on December 31, 2009 with the Suffolk Superior Court Business Litigation Session by two former employees and a former creditor of Medelle Corporation.  The former employees allege various claims relating to the sale and transfer of the assets from Medelle to Dr. Ranoux.  In various counts, the former Medelle employees claim that Dr. Ranoux and Kathleen Karloff and therefore INVO Bioscience violated alleged duties owed to them in connection with the transfer.  We have filed a motion to dismiss these allegations because we believe they are without merit.

Outside of the above mentioned item neither we, nor BioXcell Inc, our wholly owned subsidiary, either directly or indirectly, including INVO Bioscience are involved in any lawsuit outside the ordinary course of business, the disposition of which would have a material effect upon either our results of operations, financial position or liquidity.

INVO BIOSCIENCE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
 (unaudited)

C)	Employee Agreements

Since January 1, 2008, the Company has signed nine employee agreements for officers, executives and employees of the Company, five of which are still in place.  Three of these agreements were with the founders of the Company.

The remaining six agreements were executed with executives and staff of the Company.  These employees were issued Common Stock and options to purchase Common Stock of the Company.  Under the terms of these employee agreements, these shares only vest upon the completion of the Exchange Agreement, which closed on December 5, 2008, and the implementation of the Company’s Employee Stock Plan.  The Company has yet to implement an Employee Stock Plan and intends to do so in 2010 if resources permit.  As of today, options to purchase an additional 600,000 shares of Common Stock have been promised but not issued.

NOTE 15	SUBSEQUENT EVENTS

In April 2010, the Company issued an aggregate of 103,500 shares of Common Stock to a former employee per his original consulting contract and employment agreement with the Company as well as 100,000 shares of Common Stock to a consultant for presentation services.

In May 2010, the Company raised $20,000 by issuing an aggregate of 100,000 shares of Common Stock to a private investor pursuant to an exemption from registration set forth in Section (4)(2) of the Securities Act.  Additionally, the Company issued 150,000 shares of Common Stock for consulting and accounting services to two parties.

On May 5, 2010, the Company entered into a Convertible Promissory Note with Asher Enterprises, Inc. with a principal amount of $60,000.  The term of the Note is 9 months and the Note carries an 8% interest rate per annum, compounded annually.  After 90 days, the holder has the option to convert the principal and accrued interest into shares of our Company stock at a conversion price equal to 50% of the “trading price” as described in the Note.  These proceeds from this loan were used for working capital.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statements made in this Quarterly Report on Form 10-Q, including without limitation this Management's Discussion and Analysis of Financial Condition and Results of Operations, other than statements of historical information, are forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These forward-looking statements may sometimes be identified by such words as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate” and “continue” or similar words.  We believe that it is important to communicate our future expectations to investors.  However, these forward-looking statements involve many risks and uncertainties including those referred to herein and in our Annual Report on Form 10-K for the year ended December 31, 2009.  Our actual results could differ materially from those indicated in such forward-looking statements as a result of certain factors.  We are under no duty to update any of the forward-looking statements after the date of this Quarterly Report on Form 10-Q to conform these statements to actual results.

Overview

We are a development stage company with proven and patented technology that we believe will revolutionize the treatment of infertility, assisting infertile couples in having a baby.  Our primary focus is the sale of our device, the INVOcell and introducing and training doctors in the INVO procedure, which is designed to provide an affordable and effective alternative infertility treatment to patients and clinicians.  The INVOcell and procedure is less expensive and simpler to perform than current infertility treatments.  The simplicity of the INVO procedure relates to the ability to potentially perform the infertility procedure in a physician’s practice rather than in a specialized facility at a much lower overall cost than current infertility treatments, including in vitro fertilization (“IVF”).  Therefore, we believe that the INVO procedure will be available in many more locations than conventional IVF especially outside the United States.  INVO also allows conception and embryo development to take place inside the woman's body, which is an attractive feature for most couples.

Currently, we are establishing agreements with distributors and beginning to train physicians around the world in places such as South and Latin America, Europe, Africa and the Middle East.  The Company is aware of two marketing studies being conducted, one in Colombia and the second in Pakistan.  The Colombian study is being conducted by CECOLFES, Center of Fertility and Sterility located in Bogota, Colombia where they have had more than 65 women participate to date.  So far the results of this study have been very strong, with a 37% efficacy rate with only a 12% multiple birthrate.  The marketing study in Pakistan started during the first quarter 2010, which is being conducted by Galaxy IVF in three INVO centers.  Both the US National Institute of Health (NIH) and the World Health Organization (WHO) have approved this planned 100 patient study.

As we continue to penetrate the infertility markets in countries outside of the US, we anticipate pursuing the completion of the U.S. Federal Food and Drug Administration’s (“FDA”) “510(k)” process.  We have completed the first step for medical device companies who manufacture Class 2 devices and the filing of a Premarket Notification with the FDA (i.e., an FDA 510(k) submission).  The FDA reviewed the 510(k) and requested human efficacy data with the commercial device resulting in the need for a clinical trial.  Technically, the FDA does not “approve” Class 1 and 2 medical devices for sale in the U.S. they give “clearance” for them to be sold.  We are hoping to receive clearance to market in the U.S. by the end of 2011 upon completion of our clinical trial, which we will commence after receiving appropriate funding.  However, there can be no assurance that we will receive the requisite funding or such clearance by that date or ever.

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

During the three months ended March 31, 2010, the Company continued to market its products in strategic markets utilizing its limited resources in the most economical fashion possible.  We focused most of our efforts on South America, holding training sessions and attending conferences in San Salvador, Cali and Bogotá Colombia as we see these as our best opportunities to introduce the INVO procedure to many willing physicians quickly.  During this period, we continued to plan and schedule trips further in advance to benefit from travel discounts, which reduce our travel expenses considerably.  We also conducted presentations and initial training in South Africa and Canada.

As a result of our efforts, we signed a distribution agreement with BioGeneni Medical EOOD for distribution of the INVOcell in Bulgaria and if successful may expand into other countries in Eastern Europe.  Additionally we have started to see the fruit of our process with “INVO births” occurring in Venezuela, Colombia and Peru.

The INVOcell when cleared for use within a particular country by its CE mark still must undergo a registration process because it is a class II medical device.  In most countries, the process is relatively quick, approximately three to six weeks while we have discovered in other countries, due to individual country embryo handling laws, the process may take months.  While we are continuing to tend to the requirements of the regional health organizations for registering the INVOcell, INVO Bioscience has continued to actively train physicians and teach distributors in the INVOcell technology.  Physicians have provided feedback to the Company that their patients would like to see current success rates within their own geographic and cultural areas and therefore we are assisting them in sponsoring clinical marketing trials.

Because of the registration process and delays to wait for “local results” in certain geographic and cultural areas, along with limited resources to assist in moving things forward in some countries, revenues were coming in slower than we originally planned and we have adjusted our expectations to account for this change.  We are continuing to receive registration notifications as well as receiving favorable initial local results that will be used for regional marketing campaigns.  In addition to these developments, we continue to plan sales and training trips actively.  We believe that we will begin increasing revenues in the future; however, we anticipate that revenues will continue to be lower than originally anticipated for the next few quarters.  The registration process differs from a clinical approval, which the INVOcell has in the form of the CE mark; instead, the process is more akin to a governmental tracking to monitor what products are sold and used within its borders.

As of March 31, 2010, we continue to require approximately $175,000 per month to fund our operations.  This amount may increase as we expand our sales and marketing efforts and develop new products and services; however, if we do not raise additional capital in the near future we will have to further curtail our spending and downsize our operations.  Our cash needs are primarily attributable to funding sales and marketing efforts, strengthening our training capabilities, satisfying existing obligations and building an administrative infrastructure, including costs and professional fees associated with being a public company.

We are continuing to pursue the capital resources we need grow the business.  As previously reported INVO Bioscience has secured a Reserve Equity Financing Agreement (REF) of its Common Stock by AGS Capital Group, LLC of New York City.  The gross proceeds from the proposed offering are to be up to $10,000,000 over a two-year period.  The Company has started to draw down on some of these funds, during the first quarter, we sold 914,500 shares of Common Stock, which were registered on the Form S-1 made effective by the SEC in December 2010, bringing $108,500 of new capital to fund operations.  Currently we are in the process of completing a Post Effective Amendment to our Form S-1/A filed on December 29, 2009 to allow us to continue utilizing the REF. We are continuing to have discussions with other potential private placement investors to supplement the AGS arrangement.

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

Our registered independent certified public accountants have stated in their report dated April 6, 2010, filed with the Company’s Annual Report on Form 10-K that the Company has a generated negative cash outflows from operating activities, experienced recurring net operating losses, and is dependent on securing additional equity and debt financing to support its business efforts.  These factors among others may raise substantial doubt about our ability to continue as a going concern.

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and results of operations are based upon the condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles as recognized in the United States of America.  The preparation of these financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and disclosure of contingent assets and liabilities.  Our estimates include those related to revenue recognition, the valuation of inventory, and valuation of deferred tax assets and liabilities, useful lives of intangible assets, warranty obligations and accruals.  We base our estimates on historical experience and on various other assumptions that management believes to be reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions or conditions.  For a complete description of accounting policies, see Note 1 to our financial statements included in our Form 10-K for the year ended December 31, 2009.  There were no significant changes in critical accounting estimates.

Results of Operations

Three months ended March 31, 2010, compared to the three months ended March 31, 2009

Net Sales and Revenues

Net sales and revenue for the three months ended March 31, 2010, decreased 27% to $26,800 compared to $36,800 for the same period in 2009.  The decrease was due to smaller international shipments to existing and newly signed distributors in 2010 compared to a couple of larger shipments to brand new distributors during 2009.  The new distributors from 2009 overestimated the pace that they could sell the INVO device.  They have subsequently begun to market to the OB/GYN physicians and are still working down their initial inventory.  We continue to receive positive feedback and acceptance of the INVO procedure and INVOcell almost instantaneously following the completion of initial training.  At the same time, even though the INVOcell device is approved for sale within a country by its CE mark, often it must be registered with the local government or healthcare organizations before commencing with sales or use of the device within the country.  In addition, doctors like to have their own data before they announce they are offering the INVO procedure to their market.

The Company expects both of these trends to continue as we introduce our technology into new countries going forward.

Cost of Sales and Revenues

Cost of sales were $8,300 or 31% for the three months ended March 31, 2010, these costs were less than the $20,700 cost of sales for three months ended March 31, 2009 for two reasons.  First, our sales and revenues were lower in this quarter thus the corresponding product shipments were less and the associated cost.  Second is that we have found alternative shipping methods for our small shipments which have reduced our shipping costs significantly.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2010 were $446,600 as compared to $656,900 for the three months ended March 31, 2009.  Our lower general and administrative expenses in 2010 were due to the delay in ongoing financing and slowing down the marketing of our products and technology outside of the United States.  We made a conscious decision not to draw down on our financing agreement with AGS Capital Group because of outside influences causing the market price of our stock to drop and stay low.  Our agreement is based on a discounted market price of our stock and we felt drawing down funds would not be in the Company’s best interest. Currently we are in the process of completing a Post Effective Amendment to our Form S-1/A filed on December 29, 2009 to allow us to continue utilizing the REF.

For 2010, we have five employees all accruing a salary as well as all the associated expenses that relate to them, including benefits and travel.  Salaries and benefits for the three months ended March 31, 2010 were $180,000 compared to $248,000 for the same period last year when there were seven employees for most of the quarter.  During the three months ended March 31, 2009, we incurred considerable travel costs as employees went across the globe to introduce the INVOcell and the INVO process to physicians and distributors in Europe, the Middle East, Asia and South America. Travel related expenses for this period totaled $70,000 compared to $20,000 for more focused travel for the first three months of 2010.

We continued to protect our patent rights around the world with legal and filing fees totaling $14,000 for the three months ended March 31, 2010 compared to the $18,600 for the three months ended March 31, 2009.  During the period ended March 31, 2010, we decided not to spend any funds on holding a Scientific Advisory Board meeting or further investigate regulatory areas and protocols, we believe sufficient investigation was done last year, these items accounted for a $90,000 savings compared to the three months ended March 31, 2009.

Research and Development Expenses

Research and development expenses were $0 for the three months ended March 31, 2010, as compared to $4,900 spent in the three months ended March 31, 2009.  The Company believes that the product is ready for market as it is, and its limited resources were devoted to sales and training new distributors and physicians not for research and development.

Interest Income and Expense and Financing Fees

During the three-month period ended March 31, 2010 we recorded significant non-cash financing liability income related to the convertible loans with detachable warrants the Company  issued to raise capital during 2009.  See Notes 7 and 11 to the financial statements included herein.  The Company generated $1,353,000 of revaluation income from the depreciation of our Common Stock market price on March 31, 2010 compared  the market price on December 31, 2009.  The original liability incurred was due to the note’s conversion feature of $0.10 per share and warrant price per share of $0.20 compared to the market price at the end of the quarter.  Additionally, we incurred note amortization and financing fees in the current quarter totaling $39,500 compared to $0 in the same three-month period of 2009.  We had net interest expense of $14,800 for the three months ended March 31, 2010, as compared to $5,400 for the three months ended March 31, 2009 as a result of having higher loans including the convertible loans in 2010 versus 2009.

Net Income (loss)

Net income for the three months ended March 31, 2010 was $870,568, as compared to a net loss of $651,054 in the three months ended March 31, 2009. The reason for our positive net income results during the three months ended March 31, 2010 was primarily related to a non-cash gain upon the revaluation of our derivative liabilities of approximately $1,353,000.

Liquidity and Capital Resources

As of March 31, 2010, we had $3,700 in cash and no cash equivalents.

Net cash used by operating activities was $182,400 for the three months ended March 31, 2010, compared to net cash used by operating activities was $281,000 for the three months ended March 31, 2009.  The decrease in net cash used was due to a reduction of staff and tightly controlling all expenses in 2010 due to limited funds.  In addition, all of the current employees continue to assist INVO Bioscience in its funding requirements by deferring their salaries for the quarter ended March 31, 2010.

No cash was used during the first three months of 2010 or 2009 in investing activities.

Net cash provided by financing activities was $107,000 for the three months ended March 31, 2010 compared to $275,000 for the three months ended March 31, 2009.  The sale of Common Stock to AGS Capital, per our REF financing agreement provided the cash in the current period.

INVO Bioscience maintains a $50,000 working capital line of credit with Century Bank of which the full balance is outstanding.  Interest is payable monthly at the rate of 0.24% above the bank’s prime lending rate.  As of March 31, 2010, the rate was 3.74%.  This line of credit matures on May 31, 2010 and we have filed an application with the bank to renew and extend this SBA backed loan.

Our registered independent certified public accountants have stated in their report dated April 6, 2010, filed with the Company’s Annual Report on Form 10-K that the Company has a generated negative cash outflows from operating activities, experienced recurring net operating losses, and is dependent on securing additional equity and debt financing to support its business efforts.  These factors among others may raise substantial doubt about our ability to continue as a going concern.

Our existing cash resources, cash flow from operations and short-term borrowings on the existing credit line or from management will not provide adequate resources for supporting operations during fiscal 2010.  We are actively seeking the funding we need to continue to execute our business plan.  Our intention is to achieve the funding required through additional sales of our securities, including in connection with the $10 million AGS Capital Reserve Equity Financing Agreement outlined in Note 9 to the financial statements.  Although there can be no assurance that the additional source of funding will materialize to its full extent, management believes that it will be able to get the funding it needs to continue to grow the business on commercially acceptable terms.  However, if we do not raise additional capital in the near future we will have to further curtail our spending and downsize our operations.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risks

Not Applicable

Item 4.  Controls and Procedures

4a.   Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2010, the end of the fiscal period covered by this Form 10-Q.  We maintain disclosure controls and procedures that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.  Based upon that evaluation and the identification of the material weakness in the Company’s internal control over financial reporting as of December 31, 2009 (described below) which has not been remediated as of of the end of the period covered by this Quarterly Report, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were ineffective as of the end of the period covered by this Quarterly Report.

Because of the Company’s limited resources and limited number of employees, management concluded that, as of December 31, 2009, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

To mitigate the current limited resources and limited employees, we rely heavily on direct management oversight of transactions, along with the use of legal and accounting professionals.  The Company is taking steps to create effective procedures and controls throughout the organization.  The Company is in the process of establishing procedures and segregating duties where it can.  Over the past year, it has implemented a new accounting system and has outsourced its accounts payable function.  It has implemented an approval processes, created a number of policies, reporting processes, a standard customer contract and has introduced an employee manual.  We will continue to monitor our disclosure controls and procedures and will address areas of potential concern.  As we grow, we expect to increase our number of employees, which will enable us to implement adequate segregation of duties within the internal control framework.

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

PART II.  OTHER INFORMATION

ITEM 1.      Legal Proceedings

On March 24, 2010, we were served a complaint on an action that was filed on December 31, 2009 with the Suffolk Superior Court Business Litigation Session by two former employees and a former creditor of Medelle Corporation.  The former employees allege various claims relating to the sale and transfer of the assets from Medelle to Dr. Ranoux.  In various counts, the former Medelle employees claim that Dr. Ranoux and Kathleen Karloff and therefore INVO Bioscience violated alleged duties owed to them in connection with the transfer.

We have filed a motion to dismiss these allegations, as we believe they are without merit.  We will take the steps necessary to vigorously defend these actions.   The sale and transfer of the assets of Medelle was professionally handled by an independent third party after approval by the Board of Directors representing a majority its shareholders.  Medelle’s  shareholders through its Board  voted to have an assignment to the benefit of creditors and gave complete authority to the President & CEO at that time (neither of which were Dr. Ranoux or Ms. Karloff)  to work with the third party and get the best possible price through a sealed bid auction.  The third party notified all of the appropriate parties as required by law as well as filed notices in various professional publications and newspapers of its intention to sell the assets of Medelle.  Additionally the third party also contacted numerous large medical device and bio-Pharma companies to see if they would be interested in acquiring the assets.  On the day of the auction, Dr. Ranoux submitted the winning bid and was awarded the assets upon full payment.  We believe this complaint is base-less and will be dismissed once the facts are brought to light and will not have a material effect upon our results of operations.

Outside of the above mentioned item neither we, nor BioXcell Inc, our wholly owned subsidiary, either directly or indirectly, including INVO Bioscience are involved in any lawsuit outside the ordinary course of business, the disposition of which would have a material effect upon either our results of operations, financial position or cash flows.

ITEM 1A.   Risk Factors

You should carefully review and consider the information regarding certain factors that could materially affect our business, financial condition or future results set forth under “Item 1A.  Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed on April 6, 2010 with the SEC.  There have been no material changes from the factors disclosed in our 2009 Annual Report on Form 10-K, although we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the Securities and Exchange Commission.

ITEM 2.       Unregistered Issuance of Equity Securities and Use of Proceeds

During the period covered by this Report, we issued 200,000 shares of restricted Common Stock for legal services, 15,000 shares of restricted Common Stock were issued for strategic consulting services, 5,000 shares of restricted Common Stock were issued for accounting and filing services and 810,000 shares of restricted Common Stock were issued to employees for their services, support and sacrifices over the past year.  We claimed the exemption from registration set forth in Section 4(2) of the Securities Act and the rules there under, as private transactions not involving a public distribution.  The facts we relied upon to claim the exemption include: (i) all represented that they acquired the shares from the Company for investment and not with a view to distribution to the public; (ii) each certificate issued for unregistered securities contains a legend stating that the securities have not been registered under the Securities Act and setting forth the restrictions on the transferability and the sale of the securities; (iii) most represented that they are accredited investors and all are familiar with our business activities; and (iv) all given full and complete access to any corporate information they requested.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 17, 2010.

INVO Bioscience, Inc.

Date: May 17, 2010	By:	/s/Kathleen Karloff
Kathleen Karloff
Chief Executive Officer (Principal Executive Officer)
Date: May 17, 2010	By:	/s/ Robert J. Bowdring
Robert J. Bowdring
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

31.1	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications of Principal Executive Officer and Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.