Form 10-Q
period 2010-06-30
INVO Bioscience, Inc.
filed 2010-08-20
CIK 1417926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Shares of common stock, par value $.0001 per share:  63,200,759 shares outstanding as of August 17, 2010.

INVO Bioscience, Inc.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2010

Item		Page Number
Part I

1.	Financial Statements (Unaudited):	3
1a.	Condensed Consolidated Balance Sheets as of June 30, 2010 and December 31, 2009	3
1b.	Condensed Consolidated Statements of Operations for the three months ended June 30, 2010 and 2009 and from the period January 5, 2007 (date of inception) to June 30, 2010.	4
1c.	Condensed Consolidated Statements of Operations for the six months ended June 30, 2010 and 2009 and from the period January 5, 2007 (date of inception) to June 30, 2010.	5
1d.	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2010 and 2009 and from the period January 5, 2007 (date of inception) to June 30, 2010.	6
1e.	Notes to the Unaudited Condensed Consolidated Financial Statements	7
2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
3.	Quantitative and Qualitative Disclosures about Market Risk	25
4.	Controls and Procedures	25
4a.	Evaluation of Disclosure Controls and Procedures	25
4b.	Changes in Internal Controls Over Financial Reporting	26

Part II

1.	Legal Proceedings	27
1A.	Risk Factors	27
2.	Unregistered Issuance of Equity Securities and Use of Proceeds	27
3.	Defaults Upon Senior Securities	28
4.	Submission of Matters to a Vote of Security Holders	28
5.	Other Information	28
6.	Exhibits	28
	Signatures	29

PART I.  FINANCIAL INFORMATION

Item 1.        Financial Statements (unaudited)

 INVO BIOSCIENCE, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2010 (unaudited)	December 31, 2009
Assets
Current Assets:
Cash	$571	$79,052
Accounts receivable, net	27,461	3,064
Inventory	55,292	63,134
Prepaid expenses	20,722	46,991
Total current assets	104,046	192,241

Property and equipment, net	28,632	32,836

Other Assets:
Capitalized patents, net	59,943	62,759
Total other assets	59,943	62,759

Total assets	$192,621	$287,836

Liabilities and Stockholders' Deficiency

Current Liabilities:
Accounts payable	$651,108	$683,816
Accrued expenses and salaries	1,036,327	727,483
Note payable- related party	136,962	146,462
Line of credit	52,880	50,000
Convertible notes, net of debt discount of $218,378 and $297,897 respectively	181,622	12,103
Derivative liabilities	564,307	1,905,109
Total current liabilities	2,623,206	3,524,973

Total liabilities	2,623,206	3,524,973

Commitments and Contingencies
Stockholders' Deficiency:
Preferred Stock, $.0001 par value; 100,000,000 shares authorized; No shares issued and outstanding as of June 30, 2010 and December 31, 2009	-	-
Common Stock, $.0001 par value; 200,000,000 shares authorized; 62,074,322 and 58,926,322 issued and outstanding as of June 30, 2010 and December 31, 2009, respectively.	6,207	5,893
Additional paid-in capital	3,987,664	3,660,933
Stock subscription receivable	(155,000)	(155,000)
Accumulated deficit during the development stage	(6,269,456)	(6,748,963)
Total stockholders' deficiency	(2,430,585)	(3,237,137)

Total liabilities and stockholders' deficiency	$192,621	$287,836

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INVO BIOSCIENCE, INC.
(A DEVELOPMENT STAGE COMPANY)
 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited)

	For the three months ended June 30, 2010	For the three months ended June 30, 2009	From January 5, 2007 (Inception) to June 30, 2010
Revenue:
Product revenue	$11,172	$16,630	$139,191
Cost of Goods Sold:
Product costs	3,593	6,177	63,394

Gross Margin:	7,579	10,453	75,797

Operating Expenses:
Research and development	-	-	92,761
Selling, general and administrative	317,598	444,103	4,635,905
Total operating expenses	317,598	444,103	4,728,666

Loss from operations	(310,019)	(433,650)	(4,652,869)

Other (Income) Expenses:

Gain in fair value of derivative liability	(211,663)	-	(2,072,058)
Interest expense and financing fees	292,705	5,081	3,688,645
Total other (income) expenses	81,042	5,081	1,616,587

Loss before income taxes	(391,061)	(438,731)	(6,269,456)

Provisions for income taxes	-	-	-

Net loss	$(391,061)	$(438,731)	$(6,269,456)

Basic and diluted net income (loss) per weighted average shares of common stock	$(0.006)	$(0.008)
Basic and diluted Weighted average number of shares of common stock	61,524,322	53,786,667

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INVO BIOSCIENCE, INC.
(A DEVELOPMENT STAGE COMPANY)
 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited)

	For the six months ended June 30, 2010	For the six months ended June 30, 2009	From January 5, 2007 (Inception) to June 30, 2010
Revenue:
Product revenue	$37,993	$53,445	$139,191
Cost of Goods Sold:
Product costs	11,915	26,846	63,394

Gross Margin:	26,078	26,599	75,797

Operating Expenses:
Research and development	-	4,950	92,761
Selling, general and administrative	764,226	1,101,003	4,635,905
Total operating expenses	764,226	1,105,953	4,728,666

Loss from operations	(738,148)	(1,079,354)	(4,652,869)

Other (Income) Expenses:
Gain in fair value of derivative liability	(1,564,634)	-	(2,072,058)
Interest expense and financing fees	346,979	10,431	3,688,645
Total other (income) expenses	(1,217,655)	10,431	1,616,587

Income (loss) before income taxes	479,507	(1,089,785)	(6,269,456)

Provisions for income taxes	-	-	-

Net income (loss)	$479,507	$(1,089,785)	$(6,269,456)

Basic and diluted net income (loss) per weighted average shares of common stock	$0.008	$(0.020)
Basic and diluted Weighted average number of shares of common stock	60,855,239	53,717,222

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INVO BIOSCIENCE, INC
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the six months ended June 30, 2010		For the six months ended June 30, 2009		From January 5, 2007 (Inception) to June 30, 2010

Net income (loss)		$479,507		$(1,089,785)	$(6,269,456)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Non-cash stock compensation issued for services		117,545		53,000	834,202
In kind contribution to employees		81,000		-	332,686
Reserve for allowance for doubtful accounts		(7,528)		2,600	35,777
Accretion of convertible debt discount		79,519		-	326,623
Depreciation and amortization		7,021		7,020	34,724
Non-cash financing and derivative (gains) losses		(1,340,802)		-	820,150
Changes in operating assets and liabilities:
Receivables		(16,869)		(33,951)	(63,238)
Inventories		7,842		2,207	(55,291)
Prepaid expenses and other current assets		26,268		49,190	(32,572)
Accounts payable		(32,708)		551,967	650,835
Accrued compensation		304,159		256,555	813,014
Other accrued expenses		4,686		(147,437)	172,851
Net cash used in operating activities		(290,361)		(348,634)	(2,399,695)

Cash flows from investing activities:
Purchase of equipment		-		-	(42,858)
Purchase of intangible assets		-		-	(77,742)
Net cash used in investing activities		-		-	(120,600)

Cash flows from financing activities:
Proceeds from demand note payable		2,880		-	52,880
Proceeds from loan payable- insurance		-		-	70,587
Proceeds from loan payable- related party		-		88,000	190,889
Repayment of loan payable- related party		(9,500)		-	(53,928)
Proceeds from convertible note payable		90,000		-	635,000
Proceeds from issuance of common stock		128,500		245,000	1,625,438
Net cash provided by financing activities		211,880		333,000	2,520,866

Net increase in cash and cash equivalents		$(78,481)		$(15,634)	$571

Cash and cash equivalents at beginning of period		$79,052		$15,716	$-

Cash and cash equivalents at end of period		$571		$82	$571

Supplemental disclosure:
Cash paid for interest		$10,431		$10,431	$18,397
Cash paid for taxes		$456		$456	$1,084
Common stock issued upon note payable and accrual conversion	$		$		$239,982

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INVO BIOSCIENCE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 June 30, 2010
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

From inception through the three-month and six-month periods ending on June 30, 2010, we have generated minimal revenues, have incurred significant expenses and have sustained losses.  Consequently, our operations are subject to all of the risks inherent in the establishment of a new business enterprise.

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
 June 30, 2010
(unaudited)

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

(C)              Significant Accounting Policies

The financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and disclosures included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report filed on Form 10K for the year ended December 31, 2009 on April 6, 2010.  The condensed consolidated balance sheet as of December 31, 2009 was derived from the audited financial statements for the year then ended.

In the opinion of the Company, all adjustments necessary to present fairly our financial position and the results of our operations and cash flows have been included in the accompanying unaudited condensed consolidated financial statements.  The results of operations for interim periods are not necessarily indicative of the expected results for the year ended December 31, 2010.

 Use of Estimates

The preparation of interim unaudited Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and the accompanying notes.  Actual results could differ materially from these estimates.  On an ongoing basis, we evaluate our estimates, including those related to accounts receivable, fair values of financial instruments, fair values of intangible assets and goodwill, useful lives of intangible assets, property, and equipment, fair values of stock-based awards, and income taxes, among others.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.  As of June 30, 2010, and December 31, 2009, the Company had $600 and $79,000 in cash equivalents, respectively.

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

INVO BIOSCIENCE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 June 30, 2010
(unaudited)

(D)             Recent Accounting Pronouncements

In October 2009, the FASB issued guidance on “Multiple Deliverable Revenue Arrangements,” updating ASC 605 “Revenue Recognition.”  This standard provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting.  This update establishes a selling price hierarchy for determining the selling price of a deliverable.  The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available.  The amendments in this Update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted.  The Company is currently evaluating the requirements of this guidance and has not yet determined the impact of its adoption on the Company’s unaudited condensed consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed  consolidated financial statements.

NOTE 2     GOING CONCERN

As reflected in the accompanying unaudited condensed consolidated financial statements, the Company is in the development stage and has commenced operations in December 2008. The Company has a net loss for the quarter of $391,000 and a cumulative net loss of $6,269,000, a working capital deficiency of $2,519,000, a stockholder deficiency of $2,431,000 and cash used in operations of $290,000 for the six months ended June 30, 2010.  This raises substantial doubt about its ability to continue as a going concern.  The unaudited condensed  consolidated  financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.

NOTE 3     INVENTORY

As of June 30, 2010 and December 31, 2009, the Company recorded the following inventory balances:

	June 30, 2010	December 31, 2009
Raw Materials	$-	$-
Work in Process	49,507	49,507
Finished Goods	5,785	13,627
Total Inventory	$55,292	$63,134

INVO BIOSCIENCE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 June 30, 2010
(unaudited)

NOTE 4     PROPERTY AND EQUIPMENT

The estimated useful lives and accumulated depreciation for furniture, equipment and software are as follows:

Estimated Useful Life
Molds	3 to 7 years
Computers and Software	3 to 5 years

	June 30, 2010	December 31, 2009
Manufacturing Equipment- Molds	$35,263	$35,263
Accumulated Depreciation	(9,795)	(6,857)
Network/IT Equipment	7,595	7,595
Accumulated Depreciation	(4,431)	(3,165)
	$28,632	$32,836

During the six months ended June 30, 2010 and 2009 the Company recorded $ $4,204 in depreciation expense during both periods.

NOTE 5     PATENTS

As of June 30, 2010 and December 31, 2009, the Company recorded the following patent balances:

	June 30, 2010	December 31, 2009
Total Patents	$77,743	$77,743
Accumulated Amortization	(17,800)	(14,984)
Patent costs, net	$59,943	$62,759

During the six months ended June 30, 2010 and 2009, the Company recorded $ 2,816 in amortization expenses during both periods.

NOTE 6     WORKING LINE OF CREDIT

At June 30, 2010, the Company had a $50,000 working capital line of credit with Century Bank with interest payable monthly at 0.24% above the bank’s prime lending rate.  On June 30, 2010 the rate was 3.74%, the line matured during the quarter on May 31, 2010. INVO Bioscience and Century Bank reached an agreement to extend the loan with monthly principal and interest payments but we decided to pay the loan in full instead, this was completed in August 2010.  At June 30, 2010 and December 31, 2009, the balance outstanding on the line of credit was $50,000.  As of June 30, 2010 the Company also has a $9,000 overdraft protection line of credit for its bank accounts of which $2,880 was used as of June 30, 2010.

INVO BIOSCIENCE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 June 30, 2010
(unaudited)

NOTE 7     CONVERTIBLE NOTES

During 2009, the Company issued convertible notes (“Bridge Notes”) payable to investors in the aggregate amount of $545,000.  The Bridge Notes carry interest rates ranging between 10-12% and are due in full one year from the date of issuance.  Both the Bridge Notes and the accrued interest thereon are convertible into Common Stock of the Company at a conversion price of $0.10 per share, subject to adjustments.  In addition to the Bridge Notes, the Company issued warrants to purchase 5,750,000 shares of the Company’s Common Stock at a price of $0.20 per share.  The Company valued the conversion feature of the Bridge Notes and the warrants issued as consideration for the notes payable via the Black-Scholes valuation method.  The total fair value calculated for the conversion was $1,493,700, which is recorded as a derivative liability on the Company’s balance sheet.  Of this amount, $151,800 was allocated to the discount on the Bridge Notes and $1,341,900 was charged to operations.  The total fair value calculated for the warrants was $1,719,700, which is recorded as a derivative liability on the Company’s balance sheet.  Of this amount, $393,200 was allocated to the discount on the Bridge Notes, and $1,326,500 was charged to operations.  The aggregate discount on the Bridge Notes was $545,000, and the aggregate amount initially charged to operations was $2,668,400.  For the six months ended June 30, 2010, the Company recorded a reduction of $1,341,000 related to the fair value of the derivative liability.

As of June 30, 2010, $235,000 of the Bridge Notes were converted into shares of Common Stock and the fair value of the derivative liability was recalculated and reduced to $108,000 with adjustments to revaluation expense of $486,000.  The discount of $545,000 will be amortized to interest expense over the one-year term of the Bridge Notes using the effective interest method

During the three months ended June 30, 2010, the Company issued convertible notes (“Q2 Notes”) payable to investors in the aggregate amount of $90,000.  The Q2 Notes carry an 8% interest rate and are due in full nine months from the date of issuance.  The Q2 Notes are convertible into Common Stock of the Company starting 90 days after the issuance date until maturity or when paid whichever is later.  The conversion price is variable, based on a fifty percent discount per share on the average of the three lowest trading prices for the ten trading days ending one trading day prior to the date the conversion notice is sent to the Company, subject to adjustments. The Company valued the conversion feature of the Q2 Notes via the Black-Scholes valuation method.  The total fair value calculated for the conversion was $55,900, which is recorded as a derivative liability on the Company’s balance sheet.  Of this amount, $25,900 was allocated to the discount on the Q2 Notes and $30,000 was charged to operations during the quarter.

As of June 30, 2010, the Company recorded $218,400 in amortization expense of the discount on the both the Bridge and Q2 Notes.  Interest in the aggregate amount of $17,000 was accrued on the Notes during the six months ended June 30, 2010.

 NOTE 8    NOTE PAYABLE AND OTHER RELATED PARTY TRANSACTIONS

On September 18, 2008, the Company entered into a related party transaction with Dr. Claude Ranoux, the President, Director and Chief Scientific Officer of the Company.  Dr. Ranoux had loaned funds to the Company to sustain its operations since January 5, 2007 (inception).  Dr. Ranoux’s total cumulative investment at June 30, 2010 is $48,962 (“principal”) in INVO Bioscience.  On March 26, 2009, the Company and Dr Ranoux agreed to amend the agreement to a non-convertible note payable bearing interest at 5% per annum and extended the repayment date to March 31, 2010.  On April 8, 2010, both parties agreed to extend the term of the note until March 15, 2011.  The Company and Dr. Ranoux can jointly decide to repay the loan earlier without prepayment penalties and has decided to do so. During the six months ended June 30, 2010 $9,500 was repaid on the principal of the loan.

On March 5, 2009, the Company entered into a related party transaction with Kathleen Karloff the Chief Executive Officer and a Director of the Company.  Ms. Karloff provided a short-term loan in the amount of $75,000 at a 5% interest rate to the Company to fund operations. In May, Ms. Karloff loaned the Company an additional $13,000 making her total cumulative investment at June 30, 2010, $88,000 in INVO Bioscience, the note was due on September 15, 2009, which has been extended to September 4, 2010.

For the six months ended June 30, 2010 and 2009, the Company recorded $3,582 and $3,734 in related interest expense respectively

INVO BIOSCIENCE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 June 30, 2010
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

As of the closing of the Share Exchange, Lionshare Ventures, Inc. (LSV), a shareholder in INVO Bioscience before the Closing, executed a pledge agreement between the two parties reaffirming LSV‘s original agreement dated May 18, 2008, the outstanding balance as of the original agreement was $450,000 for shares of Common Stock previously issued but not paid for noted in the Company’s financial statements as a subscription receivable in its equity section of the balance sheet.  The agreement called for two million shares to be held in escrow by the Company until the $450,000 balance was paid in full by the due date.  On June 10, 2009, the two parties executed an extension of the time in which the balance outstanding of $205,000 was to be paid to December 5, 2009.  As of June 30, 2010, LSV has delivered $295,000 out of the $450,000 pledge and the Company had released 1,225,000 of shares of Common Stock from escrow.  In July 2010 the Company and LSV came to an agreement and the funds that were provided to the Company in the Bridge notes are being re-applied to the outstanding subscription receivable fulfilling their obligation and 500,000 shares of the Common Stock have been released from escrow. 1,786,563 Common Stock shares issued in connection with the Bridge Note conversion have been cancelled along with the corresponding warrants.

In the same pledge agreement between the Company and LSV dated December 5, 2008, LSV committed to forfeiting a maximum of 562,500 Common Stock shares if the Company is required to issue additional shares of Common Stock per the anti-dilution clause of the Securities Purchase Agreement.

INVO BIOSCIENCE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
 (unaudited)

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
June 30, 2010
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

On December 30, 2009, the SEC declared the Registration Statement effective.

In December 2009, the Company received $50,000 against the outstanding stock subscription receivable.  As of June 30, 2010, $155,000 remains outstanding.  In July 2010 an agreement was reached with both parties and the debt was settled in full.

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

In May 2010, the Company raised $20,000 by issuing an aggregate of 200,000 shares of Common Stock to a private investor pursuant to an exemption from registration set forth in Section (4)(2) of the Securities Act.  Additionally, the Company issued 150,000 shares of Common Stock for consulting and accounting services to two parties.

In June 2010, the Company issued an aggregate of 650,000 shares of Common Stock for consulting services rendered and the payment of outstanding accounts payable invoices totaling $66,000.
.

INVO BIOSCIENCE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(unaudited)

NOTE  10 STOCK OPTIONS AND WARRANTS

Stock Options

Since January 1, 2008, the Company has signed agreements with employees offering them options to purchase, 607,000 shares of the Company’s Common Stock.  As of June 30, 2010, the Company has not yet adopted a formal stock option plan and, consequently, the options to purchase 607,000 shares of Common Stock are deemed not yet issued.

Warrants

The following table, as of June 30, 2010, summarizes the changes in warrants outstanding and the related prices for the shares of the Common Stock issued to non-employees of the Company.  These warrants were granted in lieu of cash compensation for services performed or financing expenses in connection with placement of convertible debentures and sale of Common Stock shares.

Warrants Outstanding			Warrants Exercisable
		Weighted			Weighted
		Average	Weighted		Average
		Remaining	Average		Remaining
Exercise	Number	Contractual	Exercise	Number	Contractual
Prices	Outstanding	Life (years)	Price	Exercisable	Life (years)
$0.20	5,950,000	3.32	$0.20	5,950,000	3.32
$0.30	666,667	2.48	$0.30	666,667	2.48
	6,616,667	3.23	0.21	6,616,667	3.23

Transactions involving warrants are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2008	-	$-
Granted	6,416,667	0.21
Exercised	-	-
Cancelled or expired	-	-
Outstanding at December 31, 2009	6,416,667	$0.21
Granted	200,000	0.20
Exercised	-	-
Cancelled or expired	-	-
Outstanding at June 30, 2010	6,616,667	$0.21

INVO BIOSCIENCE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
 (unaudited)

The estimated value of the compensatory warrants granted to non-employees in exchange for financing expenses was determined using the Black-Scholes pricing model and the following assumptions:

June 30,
2010
Expected volatility	160%
Expected life (years)	2.2-4.2
Risk free interest rate	0.22%
Forfeiture rate	-
Dividend rate	-

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

ASC 815-40 mandates a two-step process for evaluating whether an equity-linked financial instrument or embedded feature is indexed to the entity’s own stock.  As disclosed in Note 7, during summer 2009, the Company entered into short term convertible loans with attached warrants, which contain a strike price adjustment feature.  The anti-dilution provisions in the convertible notes and warrants trigger liability treatment.  During the six months ended June 30, 2010, the liability was adjusted for the change in fair value of the warrants.  In accordance with ASC 815-40, a derivative liability of $564,300 related to the loan conversion feature and warrants is included in our unaudited condensed consolidated balance sheet as of June 30, 2010.  During the six months ended June 30, 2010, we recorded a decrease in the expense related to the excess of the discount on the loan conversion feature and warrants as a result of the change in fair value of the loan conversion feature and warrants in the amount of approximately $1,341,000.

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

As a result of the adoption of ASC 815-40, the Company is required to disclose the fair value measurements required by ASC 820, “Fair Value Measurements and Disclosures.”  The other liabilities recorded at fair value in the balance sheet as of June 30, 2010 are categorized based upon the level of judgment associated with the inputs used to measure their fair value.  Hierarchical levels, defined by ASC 820 are directly related to the amount of subjectivity associated with the inputs to fair valuations of these liabilities are as follows:

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

INVO BIOSCIENCE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
 (unaudited)

The following table summarizes the financial liabilities measured at fair value on a recurring basis as of June 30, 2010, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

				Liabilities
	Level 1	Level 2	Level 3	at fair value
Derivative liability	$-	$-	$564,307	$564,307

Warrant derivative liability — these instruments consist of certain of our convertible notes and warrants with anti-dilution provisions.  These instruments were valued using pricing models, which incorporate the Company’s stock price, volatility, U.S. risk free rate, dividend rate and estimated life.

The following is a reconciliation of the derivative liability for which Level 3 inputs were used in determining fair value:

Beginning balance as of January 1, 2010	$1,905,109
Fair value of conversion features and warrants issued	223,832
Gain in change in fair value	(1,564,634)
Ending balance as of June 30, 2010	$564,307

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

The Company’s total deferred tax liabilities, deferred tax assets and deferred tax asset valuation allowances at June 30, 2010 and December 31, 2009 are as follows:

	June 30, 2010	December 31, 2009
Total deferred tax assets	$2,882,000	$2,715,000
Less valuation allowance	2,882,000	2,715,000
Total deferred tax liabilities	-	-
Net deferred tax asset (liability)	$-	$-

INVO BIOSCIENCE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
 (unaudited)

Those amounts have been presented in the company’s financial statements as follows:

Noncurrent deferred tax asset	$-	$-
Current deferred tax liability	-	-
Net deferred tax asset (liability)	$-	$-

The company has a loss carry forward of $6,749,000 that may be offset against future taxable income.  Substantially all of the carry forwards expire in 2030.

Income tax provision (benefit) consists of the following components:

	June 30, 2010	December 31, 2009
Current	$-	$-
Deferred	-	-
Tax benefit of net operating loss carry forward	-	-
Total tax expense (benefit)	$-	$-

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

Fiscal Year	Minimum Future Lease Payments

2010	$12,200

INVO BIOSCIENCE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
 (unaudited)

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

NOTE 15  SUBSEQUENT EVENTS

In July 2010, the Company issued an aggregate of 603,000 shares of Common Stock for accounting and Investor relation services rendered and the payment of outstanding accounts payable invoices totaling $56,800.

In July 2010, INVO Bioscience  agreed with Christopher Esposito and Lionshare Venture to apply the proceeds originally provided to the Company for $175,000 in Bridge Notes issued to Christopher Esposito  to the outstanding subscription receivable of $155,000 and the 1,786,563 shares issued upon the conversion of the Bridge Note have been cancelled along with the corresponding warrants.

In July 2010, we entered into two separate public and investor relations and awareness agreements. One with Equititrend Advisors LLC of San Diego, CA, who will provide public relations, communications, advisory and consulting services for four months. The second arrangement is a one-year agreement with Klinkoo, LLC of Montreal, Canada, who will provide public relation and company awareness services in the province of Quebec by providing articles about the Company throughout the year.

In July 2010, INVO Bioscience entered into few consulting arrangements to assist the company in a number of different areas.   Concept International Business and Consulting of Mumbai, India is working with us to develop an entry strategy into the Indian market. South Street Capital of Boston, MA, is providing consulting services and guidance in exploring alternative financing and strategic partners. Biogenini Medical EOOD of Plovdiv, Bulgaria is expanding their distribution role providing products to the Greece and Ukraine markets as well as to Bulgaria.

In August 2010, the Company raised $50,000 by issuing an aggregate of 1,250,000 shares of Common Stock to Mazuma Funding of New York,  a private investor pursuant to an exemption from registration set forth in Section (4)(2) of the Securities Act.  We used the funds to immediately payoff the $50,000 SBA backed working line of credit it had with Century Bank, fulfilling its obligation with the bank.

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

Overview

We are a development stage company with proven and patented technology that we believe will revolutionize the treatment of infertility, assisting infertile couples in having a baby.  Our primary focus is the sale of our device, the INVOcell, and introducing and training doctors in the INVO procedure, which is designed to provide an affordable and effective alternative infertility treatment to patients and clinicians.  The INVOcell procedure is less expensive and simpler to perform than current infertility treatments.  The simplicity of the INVO procedure relates to the ability to potentially perform the infertility procedure in a physician’s practice rather than in a specialized facility at a much lower overall cost than current infertility treatments, including in vitro fertilization (“IVF”).  Therefore, we believe that the INVO procedure will be available in many more locations than conventional IVF especially outside the United States.  INVO also allows conception and embryo development to take place inside the woman's body, which is an attractive feature for most couples.

Currently, we are establishing agreements with distributors and beginning to train physicians around the world in places such as South and Latin America, Europe, Africa and the Middle East.  The Company is aware of two marketing studies being conducted, one in Colombia and the second in Pakistan.  The Colombian study is being conducted by CECOLFES, Center of Fertility and Sterility located in Bogota, Colombia where they have had more than 100 women participate to date.  So far the results of this study have been very strong, with a 39% efficacy rate with only a 12% multiple birthrate.  The marketing study in Pakistan started during the first quarter of 2010, which is being conducted by Galaxy IVF in four INVO centers.  [Both the US National Institute of Health (NIH) and the World Health Organization (WHO) have approved this planned 100 patient study.] Dr Ranoux recently went to Pakistan for follow up training at the clinics.  While there, he conducted two seminars each with about 100 doctors in attendance on the benefits of using the INVO cell and the simplicity of the INVO procedure.

As we continue to penetrate the infertility markets in countries outside of the US, we anticipate pursuing the completion of the U.S. Federal Food and Drug Administration’s (“FDA”) “510(k)” process.  We have completed the first step for medical device companies who manufacture Class 2 devices and the filing of a Premarket Notification with the FDA (i.e., an FDA 510(k) submission).  The FDA reviewed the 510(k) and requested human efficacy data with the commercial device resulting in the need for a clinical trial.  Technically, the FDA does not “approve” Class 1 and 2 medical devices for sale in the U.S. they give “clearance” for them to be sold.  We are hoping to receive clearance to market in the U.S. by the end of 2011 upon completion of our clinical trial,subject to receiving funding of at least $ 1 million dollars by December 31, 2010.  We have applied for the new Health and Human Services Biotech Credit for the expenses related to our FDA trial, if approved and we receive the funding we will be able to begin our trials immediately.  However, there can be no assurance that we will receive the requisite funding or such clearance by that date or ever.

We anticipate that we will experience significant quarterly fluctuations in our sales and revenues as a result of the Company’s efforts to expand the sales of the INVO technology to new markets.  Operating results will depend upon and upon the timing of signing of new distributor contracts and the training of the physicians and their staffs in the INVO procedure.  International sales will continue to be our only source of revenue for the coming year.  We are aware of many significant international opportunities and we expect international revenues to continue to grow, although lack of sufficient funding has limited our ability to market our product to take advantage of such opportunities.  International sales are, however, difficult to forecast.  We are committed in our ongoing sales, marketing and development activities to sustain and grow our sales and revenues from our products and services.

During the six months ended June 30, 2010, the Company continued to market its products in strategic markets utilizing its limited resources in the most economical fashion possible.  We focused most of our efforts on South America, holding training sessions and attending conferences in San Salvador, Cali and Bogotá Colombia as we see these as our best opportunities to introduce the INVO procedure to many willing physicians quickly.  During this period, we continued to plan and schedule trips further in advance to benefit from travel discounts, which reduce our travel expenses considerably.  We also conducted presentations and initial training in South Africa and Canada.

As a result of our efforts in 2010, we signed a distribution agreement with BioGenini Medical EOOD for distribution of the INVOcell in Bulgaria, Greece and the Ukraine and if successful may expand into other countries in Eastern Europe.  Training is scheduled for the physicians in these countries in the September, October 2010 timeframe. Additionally we have started to see the fruit of our process with “INVO births” occurring in Venezuela, Colombia, Panama, and Peru. Centers in the Dominican Republic and Nicaragua have started to perform INVO procedures as well.

As of June 30, 2010, we have the necessary approvals to sell the INVOcell device in the following countries: Canada, Colombia, Guatemala, Belgium, Greece, Bulgaria, Turkey, Poland, Spain, Switzerland, Cyprus, Pakistan, Cameroon, Nigeria, South Africa, Peru, Panama, Dominican Republic, Nicaragua and India.  We have started the registration process in the following countries as well: China, Argentina, Venezuela, Egypt, Russia, Ukraine and Taiwan.

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

Because of the registration process and delays to wait for “local results” in certain geographic and cultural areas, along with limited resources to assist in moving things forward in some countries, revenues were coming in slower than we originally planned and we have adjusted our expectations to account for this change.  We are continuing to receive registration notifications as well as receiving favorable initial local results that will be used for regional marketing campaigns.  In addition to these developments, we continue to plan sales and training trips actively.  We believe that we will begin increasing revenues in the future; however, we anticipate that revenues will continue to be lower than originally anticipated for the next few quarters as a result of the lack of funding.  The registration process differs from a clinical approval, which the INVOcell has in the form of the CE mark; instead, the process is more akin to a governmental tracking to monitor what products are sold and used within its borders.

As of June 30, 2010, we continue to require approximately $175,000 per month to fund our operations.  This amount may increase as we expand our sales and marketing efforts and develop new products and services; however, if we do not raise additional capital in the near future we will have to further curtail our spending and downsize our operations.  Our cash needs are primarily attributable to funding sales and marketing efforts, strengthening our training capabilities, satisfying existing obligations and building an administrative infrastructure, including costs and professional fees associated with being a public company.

We are continuing to pursue the capital resources we need grow the business.  As previously reported we have secured a Reserve Equity Financing Agreement (REF) utilizing our Common Stock by AGS Capital Group, LLC of New York City.  The gross proceeds from the proposed offering are to be up to $10,000,000 over a two-year period.  The Company has started to draw down on some of these funds, during the first quarter, we sold 914,500 shares of Common Stock, which were registered on the Form S-1 made effective by the SEC in December 2010, bringing $108,500 of new capital to fund operations.  Currently we just completed the process of filing a Post Effective Amendment to our Form S-1 on July 28, 2010 and it was declared effective on August 2, 2010, which will allow us to continue utilizing the REF. We are continuing to have discussions with other potential private placement investors to supplement the AGS arrangement.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and results of operations are based upon the unaudited condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles as recognized in the United States of America.  The preparation of these financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and disclosure of contingent assets and liabilities.  Our estimates include those related to revenue recognition, the valuation of inventory, and valuation of deferred tax assets and liabilities, useful lives of intangible assets, warranty obligations and accruals.  We base our estimates on historical experience and on various other assumptions that management believes to be reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions or conditions.  For a complete description of accounting policies, see Note 1 to our financial statements included in our Form 10K for the year ended December 31, 2009.  There were no significant changes in critical accounting estimates.

Results of Operations

Three months ended June 30, 2010, compared to the three months ended June 30, 2009

Net Sales and Revenues

Net sales and revenue for the three months ended June 30, 2010, decreased 33% to $11,200 compared to $16,600 for the same period in 2009.  The decrease was due to less new clinics signing on board in the second quarter of 2010 compared to the same period in 2009 plus the newly signed distributors in 2010 ordered smaller quantities of the INVOcell to get going compared to slightly larger shipments to new distributors in 2009.  As a result of our limited resources we were not able to travel and market the INVO procedure as our business plan calls for causing the downturn in revenue. We continue to receive positive feedback and acceptance of the INVO procedure and INVOcell almost instantaneously following the completion of initial training, but orders remain below expectations.

Cost of Sales and Revenues

Cost of sales were $3,600 or 32% for the three months ended June 30, 2010, compared to 37% or $6,200 for the three months ended June 30, 2009. The lower percentage costs were the result of finding alternative shipping methods for our small shipments which have reduced our shipping costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2010 were $317,600 as compared to $444,000 for the three months ended June 30, 2010.  Our lower general and administrative expenses in 2010 were due to the delay in ongoing financing and slowing down the marketing and training of our products and technology outside of the United States.

For 2010, we have five employees all accruing salaries as well as all the associated expenses that relate to them, including benefits and reduced travel.  Salaries, benefits and travel for the three months ended June 30, 2010 were $171,000 compared to $259,000 for the same period last year when we had six employees.

In the second quarter ended June 30, 2009 the Company invested in marketing related activities in the amount of $27,000 for items such as making changes to its corporate website while developing a new design with an outside firm along with creating and printing brochures; it did not incur any of these expenses in the same three months ended June 30, 2010.

Research and Development Expenses

Research and development expenses were $0 for the three months ended June 30, 2010 and 2009.  The Company believes that the product is ready for market as it is, and its limited resources were devoted to sales and training new distributors and physicians not for research and development.

Interest Income and Expense and Financing Fees

During the three-month period ended June 30, 2010 we recorded a net non-cash financing liability expense of $68,000 related to the convertible loans with detachable warrants the Company has issued to raise capital.  See Notes 7 and 11 to the unaudited condensed consolidated financial statements included herein.  Additionally, we had net interest expense of $13,300 for the three months ended June 30, 2010, as compared to $5,100 for the three months ended June 30, 2009 as a result of having higher loans including the convertible loans in 2010 versus 2009.

Net Income (loss)

Net loss for the three months ended June 30, 2010 was $391,100 as compared to a net loss of $439,000 in the three months ended June 30, 2009. The reason for our smaller loss during the current quarter compared to the same period last year was related to continued conservative spending as we work to bring in appropriate financing to execute our business plan.

Six months ended June 30, 2010, compared to the six months ended June 30, 2009

Net Sales and Revenues

Net sales and revenue for the six months ending June 30, 2010 was $38,000 compared to $53,400 for the same period in 2009.   The decrease was due to smaller international shipments to existing and newly signed distributors in 2010 compared to a couple of larger shipments to brand new distributors during 2009.  The new distributors from 2009 overestimated the pace that they could sell the INVO device.  They have subsequently begun to market to the OB/GYN physicians and are still working down their initial inventory.   In addition, doctors like to have their own data before they announce they are offering the INVO procedure to their market, hence the marketing studies going on in Colombia, Peru and Pakistan.

The Company expects both of these trends to continue as we introduce our technology into new countries going forward.

Cost of Sales and Revenues

Cost of sales as a percentage of revenues for the six months ended June 30, 2010 was 31% compared to 50% for the three months ended June 30, 2009.  This improvement is a result of finding alternative shipping resources to send our small shipments to international destinations.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended June 30, 2010 and 2009 were $764,000 and $1,101,000 respectively.  Our higher general and administrative expenses in 2009 were due to starting to market our products and technology outside of the United States.  During the six months of 2010, the Company was down to five employees.  In 2009, the Company had grown to seven employees all earning a salary as well as all the associated expenses that relates to them, including benefits and travel.  Salaries and benefits for the period were $369,000 compared to $484,000 for the same period ending June 30 last year, a savings of $115,000.  The Company also incurred considerable travel costs in 2009 as its employees went across the globe to introduce the INVOcell and the INVO process to physicians and distributors in Europe and South America, travel related expenses for the six months ending June 30, 2009 were $119,000 compared to $24,000 in the same six month period of 2010.  The Company also spent $45,000 less in marketing related expenses in 2010 compared to 2009.

Research and Development Expenses

Research and development expenses were decreased by $5,000 for the six months ended June 30, 2010, to $0 as compared to $5,000 spent in the six months ended June 30, 2009.  The decrease in research and development expense was due to the Company’s belief that the product was fully ready for market as it is, and its limited resources were devoted to sales, marketing and training new distributors and customers.

Interest Income and Expense and Financing Fees

During the six month period ended June 30, 2010 we recorded significant non-cash financing liability income related to the convertible loans with detachable warrants the Company issued to raise capital during 2009.  See Notes 7 and 11 to the  unaudited condensed consolidated  financial statements included herein.  The Company generated $1,565,000 of revaluation income from the depreciation of our Common Stock market price on June 30, 2010 compared  the market price on December 31, 2009.  The original liability incurred was due to the note’s conversion feature of $0.10 per share and warrant price per share of $0.20 compared to the market price at the end of the period.  Additionally, we incurred note amortization and financing fees in 2010 totaling $319,000 compared to $0 in the same six month period of 2009.  We had net interest expense of $28,000 for the six months ended June 30, 2010, as compared to $10,000 for the six months ended June 30, 2009 as a result of having higher loans including the convertible loans in 2010 versus 2009.

Income Taxes

The Company's aggregate unused net operating losses approximate $6,300,000, which expire at various times through 2030, subject to limitations of Section 382 of the Internal Revenue Code of 1986, as amended.  The deferred tax asset related to the carry forward is approximately $540,000.  The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earning history of the Company, it is more likely than not that the benefits will not be realized.

Net Income (loss)

Net income for the six months ended June 30, 2010 was $479,000, as compared to a net loss of $1,090,0000 in the six months ended June 30, 2009. The reason for our positive net income results during 2010 was primarily related to the net non-cash gain upon the revaluation of our derivative liabilities of approximately $1,218,000 (See Note 11 above).

Liquidity and Capital Resources

As of June 30, 2010, we had $600 in cash and no cash equivalents.

Net cash used by operating activities was $290,000 for the six months ended June 30, 2010, compared to net cash used by operating activities was $349,000 for the six months ended June30, 2009.  The decrease in net cash used was due to a reduction of staff and tightly controlling all expenses in 2010 due to limited funds.  In addition, all of the current employees continue to assist INVO Bioscience in its funding requirements by deferring their salaries for the period ended June 30, 2010.

No cash was used during the first six months of 2010 or 2009 in investing activities.

Net cash provided by financing activities was $212,000 for the six months ended June 30, 2010 compared to $333,000 for the six months ended June 30, 2009.  The sale of Common Stock to AGS Capital, per our REF financing agreement provided $108,000 in cash during the current period with most of the balance of the funding being provided by two newly issued convertible notes to Asher Enterprises in the aggregate amount of $90,000.
The net cash provided during the six months ended June 30, 2009,was comprised of  $88,000 a short term loan by Kathleen Karloff, the Company’s CEO.  The remaining $245,000 was from Lionshare Ventures LLC per their subscription receivable agreement for the previous sale of Common Stock.  .

INVO Bioscience maintained a $50,000 working capital line of credit with Century Bank of which the full balance was outstanding at June 30, 2010.  Interest is payable monthly at the rate of 0.24% above the bank’s prime lending rate.  As of June 30, 2010, the rate was 3.74%.  This line of credit matured on May 31, 2010 and we had worked out an agreement to pay the loan down on a monthly basis, but decided instead to pay the balance in full through the sale of our Common Stock on August 12, 2010.

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

Our existing cash resources, cash flow from operations and short-term borrowings from management will not provide adequate resources for supporting operations during fiscal 2010.  We are actively seeking the funding we need to continue to execute our business plan.  Our intention is to achieve the funding required through additional sales of our securities, including in connection with the $10 million AGS Capital Reserve Equity Financing Agreement outlined in Note 9 to the financial statements.  Although there can be no assurance that the additional source of funding will materialize to its full extent, management believes that it will be able to get the funding it needs to continue to grow the business on commercially acceptable terms.  However, if we do not raise additional capital in the near future we will have to further curtail our spending and downsize our operations.

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements and their effect on the Company, see “Recent Accounting Pronouncements” in Note 1 of the Unaudited Notes to Unaudited Condensed Consolidated Financial Statements contained herein.

Item 3.       Quantitative and Qualitative Disclosures about Market Risks

Not Applicable

Item 4.       Controls and Procedures

Item 4a.     Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2010, the end of the fiscal period covered by this Form 10Q.  We maintain disclosure controls and procedures that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.   Based upon that evaluation and the identification of the material weakness in the Company’s internal control over financial reporting as of December 31, 2009 (described below) which has not been remediated as of of the end of the period covered by this Quarterly Report, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were ineffective as of the end of the period covered by this Quarterly Report.

Because of the Company’s limited resources and limited number of employees, management concluded that, as of June 30, 2010, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

To mitigate the current limited resources and limited employees, we rely heavily on direct management oversight of transactions, along with the use of legal and accounting professionals. The Company is taking steps to create effective procedures and controls throughout the organization.  The Company is in the process of establishing procedures and segregating duties where it can.  It has implemented a new accounting system, has outsourced its accounts payable function, implemented an approval processes, created a number of policies, reporting processes, a standard customer contract and has introduced an employee manual.  We will continue to monitor our disclosure controls and procedures and will address areas of potential concern.  As we grow, we expect to increase our number of employees, which will enable us to implement adequate segregation of duties within the internal control framework.

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

Item 4b.  Changes in Internal Control over Financial Reporting

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

Item 2.       Unregistered Issuance of Equity Securities and Use of Proceeds

During the period covered by this Report, we issued 103,500 shares of restricted Common Stock to a former employee per his original consulting and employment agreements, 100,000 shares of restricted Common Stock were issued for consulting services for presentation models, 800,000 shares of restricted Common Stock were issued to vendors to settle outstanding accounts payable invoices and 200,000 shares of restricted Common Stock were issued to a private investor.  We claimed the exemption from registration set forth in Section 4(2) of the Securities Act and the rules there under, as private transactions not involving a public distribution.  The facts we relied upon to claim the exemption include: (i) all represented that they acquired the shares from the Company for investment and not with a view to distribution to the public; (ii) each certificate issued for unregistered securities contains a legend stating that the securities have not been registered under the Securities Act and setting forth the restrictions on the transferability and the sale of the securities; (iii) most represented that they are accredited investors and all are familiar with our business activities; and (iv) all given full and complete access to any corporate information they requested.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 20, 2010.

INVO Bioscience, Inc.

Date: August 20, 2010	By:	/s/Kathleen Karloff
Kathleen Karloff
Chief Executive Officer (Principal Executive Officer)
Date: August 20, 2010	By:	/s/ Robert J. Bowdring
Robert J. Bowdring
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

31.1	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications of Principal Executive Officer and Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.