Form 10-Q
period 2010-09-30
INVO Bioscience, Inc.
filed 2010-11-22
CIK 1417926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Shares of common stock, par value $.0001 per share:  65,903,206 shares outstanding as of November 22, 2010.

INVO Bioscience, Inc.
FORM 10-Q
FOR THE QUARTER ENDED September 30, 2010

Item		Page Number
Part I

1.	Financial Statements (Unaudited):	3
1a.	Condensed Consolidated Balance Sheets as of September 30, 2010 and December 31, 2009	3
1b.	Condensed Consolidated Statements of Operations for the three months ended September 30, 2010 and 2009 and from the period January 5, 2007 (date of inception) to September 30, 2010.	4
1c.	Condensed Consolidated Statements of Operations for the nine months ended September 30, 2010 and 2009 and from the period January 5, 2007 (date of inception) to September 30, 2010.	5
1d.	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 and 2009 and from the period January 5, 2007 (date of inception) to September 30, 2010.	6
1e.	Notes to the Unaudited Condensed Consolidated Financial Statements	7
2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
3.	Quantitative and Qualitative Disclosures about Market Risk	28
4.	Controls and Procedures	29
4a.	Evaluation of Disclosure Controls and Procedures	29
4b.	Changes in Internal Controls Over Financial Reporting	29

Part II

1.	Legal Proceedings	30
1A.	Risk Factors	30
2.	Unregistered Issuance of Equity Securities and Use of Proceeds	30
3.	Defaults Upon Senior Securities	31
4.	[Reserved]	31
5.	Other Information	31
6.	Exhibits	31
	Signatures	32

PART I.  FINANCIAL INFORMATION

Item 1.       Financial Statements (unaudited)

 INVO BIOSCIENCE, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2010 (unaudited)	December 31, 2009
Assets
Current Assets:
Cash	$9,513	$79,052
Accounts receivable, net	7,741	3,064
Inventory	57,092	63,134
Prepaid expenses	17,701	46,991
Total current assets	92,047	192,241

Property and equipment, net	26,530	32,836

Other Assets:
Capitalized patents, net	58,534	62,759
Total other assets	58,534	62,759

Total assets	$177,111	$287,836

Liabilities and Stockholders' Deficiency

Current Liabilities:
Accounts payable	$694,983	$683,816
Accrued expenses and salaries	1,172,336	727,483
Note payable- related party	136,962	146,462
Line of credit	-	50,000
Convertible notes, net of debt discount of $53,686 and $297,897 respectively	346,314	12,103
Derivative liabilities	251,752	1,905,109
Total current liabilities	2,602,347	3,524,973

Total liabilities	2,602,347	3,524,973

Commitments and Contingencies
Stockholders' Deficiency:
Preferred Stock, $.0001 par value; 100,000,000 shares authorized; No shares issued and outstanding as of September 30, 2010 and December 31, 2009	-	-
Common Stock, $.0001 par value; 200,000,000 shares authorized; 63,772,824 and 58,926,322 issued and outstanding as of September 30, 2010 and December 31, 2009, respectively.	6,377	5,893
Additional paid-in capital	4,073,033	3,660,933
Stock subscription receivable	-	(155,000)
Accumulated deficit during the development stage	(6,504,646)	(6,748,963)
Total stockholders' deficiency	(2,425,236)	(3,237,137)

Total liabilities and stockholders' deficiency	$177,111	$287,836

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INVO BIOSCIENCE, INC.
(A DEVELOPMENT STAGE COMPANY)
 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited)

	For the three months ended September 30, 2010	For the three months ended September 30, 2009	From January 5, 2007 (Inception) to September 30, 2010
Revenue:
Product revenue	$-	$2,852	$139,191
Cost of Goods Sold:
Product costs	1,705	3,682	65,098

Gross Margin:	(1,705)	(830)	74,093

Operating Expenses:
Research and development	-	-	92,761
Selling, general and administrative	363,271	293,588	4,999,417
Total operating expenses	363,271	293,588	5,092,178

Loss from operations	(364,975)	(294,418)	(5,018,085)

Other (Income) Expenses:

Gain in fair value of derivative liability	(197,419)	380, 036	(2,269,477)
Interest expense and financing fees	67,633	2,734,579	3,756,038
Total other (income) expenses	(129,786)	3,114,615	1,486,561

Loss before income taxes	(235,190)	(3,409,033)	(6,504,646)

Provisions for income taxes	-	-	-

Net loss	$(235,190)	$(3,409,033)	$(6,504,646)

Basic net income (loss) per weighted average shares of common stock	$(0.004)	$(0.063)
Diluted net income (loss) per weighted average shares of common stock - See Note 1	$(0.004)	$(0.063)
Basic and diluted Weighted average number of shares of common stock	63,646,969	54,114,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INVO BIOSCIENCE, INC.
(A DEVELOPMENT STAGE COMPANY)
 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited)

	For the nine months ended September 30, 2010	For the nine months ended September 30, 2009	From January 5, 2007 (Inception) to September 30, 2010
Revenue:
Product revenue	$37,992	$56,298	$139,191
Cost of Goods Sold:
Product costs	13,619	30,528	65,098

Gross Margin:	24,373	25,770	74,093

Operating Expenses:
Research and development	-	4,950	92,761
Selling, general and administrative	1,127,497	1,394,592	4,999,417
Total operating expenses	1,127,497	1,399,542	5,092,178

Loss from operations	(1,103,124)	(1,373,772)	(5,018,085)

Other (Income) Expenses:
Change in fair value of derivative liability (gain)	(1,653,357)	380,036	(2,269,477)
Interest expense and financing fees	305,916	2,745,010	3,756,038
Total other (income) expenses	(1,347,441)	3,125,046	1,486,561

Income (loss) before income taxes	244,317	(4,498,818)	(6,504,646)

Provisions for income taxes	-	-	-

Net income (loss)	$244,317	$(4,498,818)	$(6,504,646)

Basic net income (loss) per weighted average shares of common stock	$0.004	$(0.083)
Diluted net income (loss) per weighted average shares of common stock - See Note 1	$(0.18)	$(0.083)
Basic and diluted Weighted average number of shares of common stock	61,785,816	53,849,481

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INVO BIOSCIENCE, INC
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the nine months ended September 30, 2010		For the nine months ended September 30, 2009		From January 5, 2007 (Inception) to September 30, 2010

Net income (loss)		$244,317		$(4,498,818)	$(6,504,646)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Non-cash stock compensation issued for services		152,719		352,950	869,376
In kind contribution to employees		81,000		-	332,686
Reserve for allowance for doubtful accounts		(7,528)		2,600	35,777
Accretion of convertible debt discount		244,211		-	491,315
Depreciation and amortization		10,531		10,531	38,234
Non-cash financing and derivative (gains) losses		(1,653,357)		3,050,391	507,595
Changes in operating assets and liabilities:
Receivables		2,851		(35,294)	(43,518)
Inventories		6,042		4,177	(57,091)
Prepaid expenses and other current assets		29,289		70,035	(29,552)
Accounts payable		11,167		423,332	694,712
Accrued compensation		441,559		407,355	950,414
Other accrued expenses		6,175		(460,570)	171,460
Net cash used in operating activities		(431,024)		(673,311)	(2,543,238)

Cash flows from investing activities:
Purchase of equipment		-		-	(42,858)
Purchase of intangible assets		-		-	(77,742)
Net cash used in investing activities		-		-	(120,600)

Cash flows from financing activities:
Proceeds from demand note payable		-		-	52,880
Repayment of demand note payable		(52,880)			(52,880)
Proceeds from convertible loan		90,000		545,000	635,000
Proceeds from loan payable- insurance		-		-	70,587
Proceeds from loan payable- related party		-		88,000	190,889
Repayment of loan payable- related party		(9,500)		(26,000)	(53,928)
Proceeds from subscription receivable		155,000		245,000	450,000
Proceeds from issuance of common stock		178,865		-	1,380,803
Net cash provided by financing activities		361,485		852,000	2,673,351

Net increase in cash and cash equivalents		$(69,539)		$178,689	$9,513

Cash and cash equivalents at beginning of period		$79,052		$15,716	$-

Cash and cash equivalents at end of period		$9,513		$194,405	$9,513

Supplemental disclosure:
Cash paid for interest		$13,740		$12,509	$29,732
Cash paid for taxes		$456		$456	$1,540
Cash received from Common stock issued upon note payable and accrual conversion	$		$		$239,982

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INVO BIOSCIENCE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 September 30, 2010
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

From inception through the three-month and nine-month periods ending on September 30, 2010, we have generated minimal revenues, have incurred significant expenses and have sustained losses.  Consequently, our operations are subject to all of the risks inherent in the establishment of a new business enterprise.

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
 September 30, 2010
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

(C)              Significant Accounting Policies

The financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and with instructions to Form 10-Q.  Certain information and disclosures included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report filed on Form 10K for the year ended December 31, 2009 on April 6, 2010.  The condensed consolidated balance sheet as of December 31, 2009 was derived from the audited financial statements for the year then ended.

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

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.  As of September 30, 2010, and December 31, 2009, the Company had $9,500 and $79,000 in cash equivalents, respectively.

Net income (loss) per share

We use ASC 260, “Earnings Per Share” for calculating the basic and diluted income (loss) per share. We compute basic income (loss) per share by dividing net income (loss) and net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding.

INVO BIOSCIENCE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 September 30, 2010
(unaudited)

Dilutive common stock equivalents consist of shares issuable upon conversion of debt and the exercise of our stock options and warrants. In accordance with ASC 260-45-20, common stock equivalents derived from shares issuable through the exercise of our warrants subject to derivative accounting are not considered in the calculation of the weighted average number of common shares outstanding because the adjustments in computing income available to common stockholders would result in a loss.  Accordingly, the diluted EPS would be computed in the same manner as basic earnings per share.

The following is a reconciliation of net income and share amounts used in the computation of loss per share for the nine months ended September 30, 2010:

Nine Months
Ended
September 30, 2010
Net income used in computing basic net income per share	$244,317
Impact of assumed assumptions:
Gain on warrant liability marked to fair value	(1,653,357)
Net loss used in computing diluted net loss per share	$(1,409,040)

There were 1,410,082 common share equivalents at September 30, 2010 and 1,665,000 at September 30, 2009. For the three and nine months ended September 30, 2010 and 2009, these potential shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

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

INVO BIOSCIENCE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 September 30, 2010
(unaudited)

NOTE 2     GOING CONCERN

As reflected in the accompanying unaudited condensed consolidated financial statements, the Company is in the development stage and has commenced operations in December 2008. The Company has a net loss for the quarter of $235,000 and a cumulative net loss of $6,505,000, a working capital deficiency of $2,510,000, a stockholder deficiency of $2,425,000 and cash used in operations of $431,000 for the nine months ended September 30, 2010.  This raises substantial doubt about its ability to continue as a going concern.  The unaudited condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.

NOTE 3     INVENTORY

As of September 30, 2010 and December 31, 2009, the Company recorded the following inventory balances:

	September 30, 2010	December 31, 2009
Raw Materials	$-	$-
Work in Process	51,307	49,507
Finished Goods	5,785	13,627
Total Inventory	$57,092	$63,134

INVO BIOSCIENCE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 September 30, 2010
(unaudited)

NOTE 4     PROPERTY AND EQUIPMENT

The estimated useful lives and accumulated depreciation for furniture, equipment and software are as follows as of September 30, 2010 and December 31, 2009:

Estimated Useful Life
Molds	3 to 7 years
Computers and Software	3 to 5 years

	September 30, 2010	December 31, 2009
Manufacturing Equipment- Molds	$35,263	$35,263
Accumulated Depreciation	(11,264)	(6,857)
Network/IT Equipment	7,595	7,595
Accumulated Depreciation	(5,064)	(3,165)
	$26,530	$32,836

During the Nine months ended September 30, 2010 and 2009 the Company recorded $6,307 in depreciation expense during both periods.

NOTE 5     PATENTS

As of September 30, 2010 and December 31, 2009, the Company recorded the following patent balances:

	September 30, 2010	December 31, 2009
Total Patents	$77,743	$77,743
Accumulated Amortization	(19,209)	(14,984)
Patent costs, net	$58,534	$62,759

During the nine months ended September 30, 2010 and 2009, the Company recorded $4,225 in amortization expenses during both periods.

INVO BIOSCIENCE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 September 30, 2010
(unaudited)

NOTE 6     WORKING LINE OF CREDIT

The Company had a $50,000 working capital line of credit with Century Bank backed by the SBA with interest payable monthly at 0.24% above the bank’s prime lending rate.  The line matured on May 31, 2010 and the loan was paid in full in August 2010 and the line was canceled.  At September 30, 2010 and December 31, 2009, the balance outstanding on the line of credit was $0 and $50,000 respectively.

NOTE 7     CONVERTIBLE NOTES

During 2009, the Company issued convertible notes (“Bridge Notes”) payable to investors in the aggregate amount of $545,000.  The Bridge Notes carry interest rates ranging between 10-12% and are due in full one year from the date of issuance.  Both the Bridge Notes and the accrued interest thereon are convertible into Common Stock of the Company at a conversion price of $0.10 per share, subject to adjustments.  In addition to the Bridge Notes, the Company issued warrants to purchase 5,750,000 shares of the Company’s Common Stock at a price of $0.20 per share.  The Company valued the conversion feature of the Bridge Notes and the warrants issued as consideration for the notes payable via the Black-Scholes valuation method.  The total fair value calculated for the conversion was $1,493,700, which is recorded as a derivative liability on the Company’s balance sheet.  Of this amount, $151,800 was allocated to the discount on the Bridge Notes and $1,341,900 was charged to operations.  The total fair value calculated for the warrants was $1,719,700, which is recorded as a derivative liability on the Company’s balance sheet.  Of this amount, $393,200 was allocated to the discount on the Bridge Notes, and $1,326,500 was charged to operations.  The aggregate discount on the Bridge Notes was $545,000, and the aggregate amount initially charged to operations was $2,668,400.  For the nine months ended September 30, 2010, the Company recorded a reduction of $1,653,000 related to the fair value of the derivative liability.

As of September 30, 2010, $235,000 of the Bridge Notes were converted into shares of Common Stock and the fair value of the derivative liability was recalculated and reduced to $108,000 with adjustments to revaluation expense of $486,000.  The remaining discount of $545,000 will be amortized to interest expense over the original one-year term of the Bridge Notes using the effective interest method.

During the three-month period ended September 30, 2010, the Company and the investors still holding notes agreed to extend their notes.  In addition INVO Bioscience reached an agreement with one of the investors who had converted their notes into shares to cancel those 1, 750,000 shares and the corresponding 1,750,000 warrants and apply the proceeds to an existing debt with the company.

During May and June 2010, the Company issued convertible notes (“Q2 Notes”) payable to investors in the aggregate amount of $90,000.  The Q2 Notes carry an 8% interest rate and are due in full nine months from the date of issuance.  The Q2 Notes are convertible into Common Stock of the Company starting 90 days after the issuance date until maturity or when paid whichever is later.  The conversion price is variable, based on a fifty percent discount per share on the average of the three lowest trading prices for the ten trading days ending one trading day prior to the date the conversion notice is sent to the Company, subject to adjustments. The Company valued the conversion feature of the Q2 Notes via the Black-Scholes valuation method.  The total fair value calculated for the conversion was $55,900, which is recorded as a derivative liability on the Company’s balance sheet.  Of this amount, $25,900 was allocated to the discount on the Q2 Notes and $30,000 was charged to operations during the quarter.

As of September 30, 2010, the Company recorded $244,000 in amortization expense of the discount on the both the Bridge and Q2 Notes.  Interest in the aggregate amount of $28,000 was accrued on the Notes during the nine months ended September 30, 2010.

INVO BIOSCIENCE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 September 30, 2010
(unaudited)

NOTE 8     NOTE PAYABLE AND OTHER RELATED PARTY TRANSACTIONS

On September 18, 2008, the Company entered into a related party transaction with Dr. Claude Ranoux, the President, Director and Chief Scientific Officer of the Company.  Dr. Ranoux had loaned funds to the Company to sustain its operations since January 5, 2007 (inception).  Dr. Ranoux’s total cumulative investment at September 30, 2010 is $48,962 (“principal”) in INVO Bioscience.  On March 26, 2009, the Company and Dr Ranoux agreed to amend the agreement to a non-convertible note payable bearing interest at 5% per annum and extended the repayment date to March 31, 2010.  On April 8, 2010, both parties agreed to extend the term of the note until March 15, 2011.  The Company and Dr. Ranoux can jointly decide to repay the loan earlier without prepayment penalties and has decided to do so. During the nine months ended September 30, 2010 $9,500 was repaid on the principal of the loan.

On March 5, 2009, the Company entered into a related party transaction with Kathleen Karloff the Chief Executive Officer and a Director of the Company.  Ms. Karloff provided a short-term loan in the amount of $75,000 at a 5% interest rate to the Company to fund operations. In May, Ms. Karloff loaned the Company an additional $13,000 making her total cumulative investment at September 30, 2010, $88,000 in INVO Bioscience, the note was due on September 15, 2009, which has been extended to March 4, 2011.

For the nine months ended September 30, 2010 and 2009, the Company recorded $5,900 and $5,300 in related interest expense respectively.

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
September 30, 2010
 (unaudited)

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

As of the closing of the Share Exchange, Lionshare Ventures, Inc. (LSV), a shareholder in INVO Bioscience before the Closing, executed a pledge agreement between the two parties reaffirming LSV‘s original agreement dated May 18, 2008, the outstanding balance as of the original agreement was $450,000 for shares of Common Stock previously issued but not paid for noted in the Company’s financial statements as a subscription receivable in its equity section of the balance sheet.  The agreement called for two million shares to be held in escrow by the Company until the $450,000 balance was paid in full by the due date.  On June 10, 2009, the two parties executed an extension of the time in which the balance outstanding of $205,000 was to be paid to December 5, 2009.  As of September 30, 2010, LSV has delivered $295,000 out of the $450,000 pledge and the Company had released 1,225,000 of shares of Common Stock from escrow.  In July 2010 the Company and LSV came to an agreement and the funds that were provided to the Company in the Bridge notes are being re-applied to the outstanding subscription receivable fulfilling their obligation and 500,000 shares of the Common Stock have been released from escrow. 1,786,563 Common Stock shares issued in connection with the Bridge Note conversion have been cancelled along with the corresponding warrants.  The agreements between the Company and LSV are considered settled.

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
September 30, 2010
 (unaudited)

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

In November 2009, the Company issued an aggregate of 612,000 shares of Common Stock for broker’s fees associated with the REF and accounting services rendered totaling $312,122.

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
September 30, 2010
(unaudited)

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

In July 2010, the Company issued an aggregate of 1,603,000 shares of Common Stock for accounting and investor relation services rendered and the payment of outstanding accounts payable invoices totaling $161,570.

In July 2010, INVO Bioscience agreed with Christopher Esposito and Lionshare Ventures to apply the proceeds originally provided to the Company for $175,000 in Bridge Notes issued to Mr. Esposito to the outstanding subscription receivable of $155,000 and the 1,786,563 shares issued upon the conversion of the Bridge Note have been cancelled along with the corresponding warrants.

In August 2010, the Company issued an aggregate of 1,250,000 shares of Common Stock to a private investor pursuant to an exemption from registration set forth in Section (4)(2) of the Securities Act for $50,365 that was used to immediately payoff the $50,000 SBA backed working line of credit with Century Bank, fulfilling its obligation with the bank.

In August 2010, the Company issued an aggregate of 290,000 shares of Common Stock for strategic partnership development services with a value totaling $11,500.

In September 2010, the Company issued an aggregate of 342,065 shares of Common Stock for the payment of outstanding accounts payable invoices for tax and advisory services rendered, the total value of the issuance was $17,100.

INVO BIOSCIENCE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(unaudited)

NOTE  10 STOCK OPTIONS AND WARRANTS

Stock Options

Since January 1, 2008, the Company has signed agreements with employees offering them options to purchase, 607,000 shares of the Company’s Common Stock.  As of September 30, 2010, the Company has not yet adopted a formal stock option plan and, consequently, the options to purchase 607,000 shares of Common Stock are deemed not yet issued.

Warrants

The following table, as of September 30, 2010, summarizes the changes in warrants outstanding and the related prices for the shares of the Common Stock issued to non-employees of the Company.  These warrants were granted in lieu of cash compensation for services performed or financing expenses in connection with placement of convertible debentures and sale of Common Stock shares.

Warrants Outstanding			Warrants Exercisable
		Weighted			Weighted
		Average	Weighted		Average
		Remaining	Average		Remaining
Exercise	Number	Contractual	Exercise	Number	Contractual
Prices	Outstanding	Life (years)	Price	Exercisable	Life (years)
$0.10	300,000	3.95	$0.10	300,000	3.95
$0.20	3,900,000	3.19	$0.20	3,900,000	3.19
$0.30	666,667	4.23	$0.30	666,667	4.23
	4,866,667	3.24	0.21	4,866,667	3.24

INVO BIOSCIENCE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
 (unaudited)

Transactions involving warrants are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2008	-	$-
Granted	6,416,667	0.21
Exercised	-	-
Cancelled or expired	-	-
Outstanding at December 31, 2009	6,416,667	$0.21
Granted	200,000	0.20
Exercised	-	-
Cancelled or expired	1,750,000	0.20
Outstanding at September 30, 2010	4,866,667	$0.21

The estimated value of the compensatory warrants granted to non-employees in exchange for financing expenses was determined using the Black-Scholes pricing model and the following assumptions:

September 30,
2010
Expected volatility	130%
Expected life (years)	1.9-4.2
Risk free interest rate	0.19%
Forfeiture rate	-
Dividend rate	-

INVO BIOSCIENCE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
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

ASC 815-40 mandates a two-step process for evaluating whether an equity-linked financial instrument or embedded feature is indexed to the entity’s own stock.  As disclosed in Note 7, during summer 2009, the Company entered into short term convertible loans with attached warrants, which contain a strike price adjustment feature.  The warrants trigger liability treatment.  During the nine months ended September 30, 2010, the liability was adjusted for the change in fair value of the warrants.  In accordance with ASC 815-40, a derivative liability of $252,000 related to the loan conversion feature and warrants is included in our unaudited condensed consolidated balance sheet as of September 30, 2010.  During the nine months ended September 30, 2010, we recorded a decrease in the expense related to the excess of the discount on the loan conversion feature and warrants as a result of the change in fair value of the loan conversion feature and warrants in the amount of approximately $1,653,000.

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

As a result of the adoption of ASC 815-40, the Company is required to disclose the fair value measurements required by ASC 820, “Fair Value Measurements and Disclosures.”  The other liabilities recorded at fair value in the balance sheet as of September 30, 2010 are categorized based upon the level of judgment associated with the inputs used to measure their fair value.  Hierarchical levels, defined by ASC 820 are directly related to the amount of subjectivity associated with the inputs to fair valuations of these liabilities are as follows:

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

INVO BIOSCIENCE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
 (unaudited)

The following table summarizes the financial liabilities measured at fair value on a recurring basis as of September 30, 2010, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

				Liabilities
	Level 1	Level 2	Level 3	at fair value
Derivative liability	$-	$-	$252,000	$252,000

Warrant derivative liability — these instruments consist of certain of our convertible notes and warrants with anti-dilution provisions.  These instruments were valued using pricing models, which incorporate the Company’s stock price, volatility, U.S. risk free rate, dividend rate and estimated life.

The following is a reconciliation of the derivative liability for which Level 3 inputs were used in determining fair value:

Beginning balance as of January 1, 2010	$1,905,000
Fair value of conversion features and warrants issued	109,000
Gain on cancellation of warrants	(115,000)
Gain in change in fair value	(1,647,000)
Ending balance as of September 30, 2010	$252,000

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

The Company’s total deferred tax liabilities, deferred tax assets and deferred tax asset valuation allowances at September 30, 2010 and December 31, 2009 are as follows:

	September 30, 2010	December 31, 2009
Total deferred tax assets	$2,882,000	$2,715,000
Less valuation allowance	2,882,000	2,715,000
Total deferred tax liabilities	-	-
Net deferred tax asset (liability)	$-	$-

INVO BIOSCIENCE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
 (unaudited)

Those amounts have been presented in the company’s financial statements as follows:

Noncurrent deferred tax asset	$-	$-
Current deferred tax liability	-	-
Net deferred tax asset (liability)	$-	$-

The company has a loss carry forward of $6,500,000 that may be offset against future taxable income.  Substantially all of the carry forwards expire in 2030.

Income tax provision (benefit) consists of the following components:

	September 30, 2010	December 31, 2009
Current	$-	$-
Deferred	-	-
Tax benefit of net operating loss carry forward	-	-
Total tax expense (benefit)	$-	$-

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

Fiscal Year	Minimum Future Lease Payments

2010	$6,300

INVO BIOSCIENCE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
 (unaudited)

B)	Litigation

As previously reported on March 24, 2010, we were served a complaint on an action that was filed on December 31, 2009 with the Suffolk Superior Court Business Litigation Session.

On November 12, 2010, the Massachusetts Superior Court issued an order to dismiss all of the claims against the Company, including it’s predecessor BioXcell and it’s CEO.

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

NOTE 15  SUBSEQUENT EVENTS

In October 2010, the Company issued an aggregate of 1,220,000 shares of Common Stock for consulting and investor relation services having a value of $98,500.

In October 2010 and again in November 2010, we requested that AGS Capital purchase 200,000 shares of Common Stock for resale under our Reserve Equity Financing Agreement.  We received cash of $11,800 and $9,600 respectively.

In November 2010, Asher Enterprises requested the conversion of portion of its convertible loans with the Company and approximately 500,000 shares of Common Stock were issued. These shares were exempt from registration pursuant to Section (4)(2) of the Securities Act.

On November 12, 2010, the Massachusetts Superior Court issued an order to dismiss all of the claims against the Company, including it’s predecessor BioXcell and it’s CEO issued by two former Medelle employees.

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

Currently, we are establishing agreements with distributors and training physicians around the world in places such as South and Latin America, Europe, Africa and the Middle East as our funding permits.  The Company is aware of three marketing studies being conducted in clinical environments; one just completed in Colombia, the second is in Pakistan and a third in Peru. These are non regulatory studies but local validation of expected results. The Colombian study is being conducted by CECOLFES, Center of Fertility and Sterility located in Bogota, Colombia where 95 couples participated.  The results of this study were excellent with a 43% efficacy rate per cycle and less than a 10% multiple birthrate.  The marketing study in Pakistan started during the first quarter of 2010, which is being conducted by Galaxy IVF in four INVO centers.  Both the US National Institute of Health (NIH) and the World Health Organization (WHO) have approved this planned 100 patient study. We do not have anything to report as Galaxy IVF is holding information until the study is close to being complete. We were recently made aware of a third study being conducted by Dr. Julio Diaz Pinillos at the Lima Center for Human Reproduction in Lima, Peru.  Dr. Diaz is looking to complete a study of approximately 100 couples.  He has indicated that he started out slow but has been making significant improvement as he completes more procedures.   We understand that additional studies may be starting soon in other countries, such as Canada.

As we continue to penetrate the infertility markets in countries outside of the US, we anticipate pursuing the completion of the U.S. Federal Food and Drug Administration’s (“FDA”) “510(k)” process.  It is expected to take us approximately nine months to complete the filing once we receive funding of approximately $ 1 million dollars. We have completed the first step for medical device companies who manufacture Class 2 devices and the filing of a Premarket Notification with the FDA (i.e., an FDA 510(k) submission).  The FDA reviewed the 510(k) and requested human efficacy data with the commercial device resulting in the need for a clinical trial.  Technically, the FDA does not “approve” Class 1 and 2 medical devices for sale in the U.S. they give “clearance” for them to be sold.  We are hoping to receive clearance to market in the U.S. by the end of 2011 upon completion of our clinical trial, subject to receiving proper funding by the first quarter of 2011.  We applied for the Health and Human Services Qualifying Therapeutic Discovery Project Grant (QTDP) program established as part of the Patient Protection and Affordable Care Act of 2010 for the expenses related to our FDA trial.  Unfortunately the program was so oversubscribed with applications, the Department of Treasury and the Department of Health and Human Services straight lined all awards at maximum of $244,000 and we were not one of the companies to receive a grant.

We anticipate that we will experience significant quarterly fluctuations in our sales and revenues as a result of the Company’s efforts to expand the sales of the INVO technology to new markets.  Operating results will depend upon and upon the timing of signing of new distributor contracts and the training of the physicians and their staffs in the INVO procedure.  International sales will continue to be our only source of revenue for the coming year.  We are aware of many significant international opportunities and we expect international revenues to continue to grow, although lack of sufficient funding has limited our ability to market our product to take advantage of such opportunities.  In addition international sales are difficult to forecast.  We are committed in our ongoing sales, marketing and development activities to sustain and grow our sales and revenues from our products and services.

An example of this fluctuation happened this quarter, as a result of our limited cash we were delayed in placing an order for inventory parts.  This delay made it so we did not have finished goods inventory available for shipments to meet customer orders in September.  As a result we did not have any revenue for the three months ended September 30, 2010 even though we had customer orders.  Those orders were shipped in October 2010 and we now have sufficient inventory to meet customer demand over the next few quarters.

During the nine months ended September 30, 2010, the Company continued to market its products in strategic markets utilizing its limited resources in the most economical fashion possible.  We focused most of our efforts on South America, holding training sessions and attending conferences in San Salvador, Cali and Bogotá Colombia as we see these as our best opportunities to introduce the INVO procedure to many willing physicians quickly.  During this period, we continued to plan and schedule trips further in advance to benefit from travel discounts, which reduce our travel expenses considerably.  We also conducted presentations and initial training in South Africa and Canada.

As a result of our efforts in 2010, we signed a distribution agreement with BioGenini Medical EOOD for distribution of the INVOcell in Bulgaria and Greece.  Also Biodar Plus will be distributing our products in the Ukraine as well as utilizing the INVO procedure in it’s own clinic.  We had a combined training session scheduled for the physicians of these countries in the September, October 2010 timeframe but due to our limited cash it had to be delayed for a few months.  We have signed Invaron Pharmaceuticals of British Columbia as our exclusive distributor for Canada.

As of September 30, 2010, we have the necessary approvals to sell the INVOcell device in the following countries: Canada, Colombia, Guatemala, Belgium, Greece, Bulgaria, Turkey, Poland, Spain, Switzerland, Cyprus, Pakistan, Cameroon, Nigeria, South Africa, Peru, Panama, Dominican Republic, Nicaragua Ukraine and India.  We have started the registration process in the following countries as well: China, Argentina, Venezuela, Egypt, Russia, and Taiwan.

We continue to control all spending and require approximately $175,000 per month to fund our operations.  This amount will increase as we expand our sales, marketing and training efforts; however, if we do not raise additional capital in the near future we will have to further curtail our spending and downsize our operations.  Our cash needs are primarily attributable to funding sales and marketing efforts, strengthening our training capabilities, satisfying existing obligations and building an administrative infrastructure, including all the professional fees and expenses associated with being a public company.

We are continuing to pursue the capital resources we need to grow the business.  As previously reported, we have secured a Reserve Equity Financing Agreement (REF) utilizing our Common Stock by AGS Capital Group, LLC of New York City.  The gross proceeds from the proposed offering are to be up to $10,000,000 over a two-year period.  The Company has started to draw down on some of these funds, during the first quarter, we sold 914,500 shares of Common Stock, which were registered for resale on the Form S-1 made effective by the SEC in December 2009, bringing $108,500 of new capital to fund operations.  We filed a Post Effective Amendment to our Form S-1 on July 28, 2010 and it was declared effective on August 2, 2010, allowing us to continue utilizing the REF. During October and November 2010 we drew down approximately $21,000 selling 400,000 shares of stock. We continue to have discussions with other potential private placement investors to supplement the AGS arrangement.

The exact amount of funds raised, if any, will determine how aggressively we can grow and what additional projects we will be able to undertake, such as initiating the final required FDA clinical trial.  No assurance can be given that we will be able to raise additional capital when needed.  If we are unable to raise additional capital, we could be required to substantially reduce operations, terminate certain products or services or pursue exit strategies.   Currently we are utilizing our restricted Common Stock to procure certain key services from strategic partners who are willing to do so.  This is allowing us to take some of the steps we need to keep moving the company forward.

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

Results of Operations

Three months ended September 30, 2010, compared to the three months ended September 30, 2009

Net Sales and Revenues

Net sales and revenue for the three months ended September 30, 2010, were $0 compared to $2,900 for the same period in 2009.  This was the result of us not having our INVOcell product available to ship. Our limited cash caused us to delay placing an order for parts.  This delay made it so we did not receive our finished product in time to meet customer orders in September.  Those orders were shipped in October 2010 and we now have sufficient inventory to meet customer demand over the next few quarters.

Cost of Sales and Revenues

Cost of sales were $1,700 for the three months ended September 30, 2010, even though we did not have sales, the deprecation on our molds is a fixed cost and the balance were shipping supplies.  Without revenue no comparison is needed.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2010 were $363,000 as compared to $293,600 for the three months ended September 30, 2009.  The $70,000 increase in expenses were primarily due to increased investor awareness costs and legal fees associated with dismissal motions on the complaints filed against the Company as outlined in Item 1e, in Note 14B of this report and a settlement agreement.  The complaints against the Company were dismissed on November 12, 2010.  Reduction of employee’s accrued salaries and benefits offset some of this increase.

Research and Development Expenses

Research and development expenses were $0 for the three months ended September 30, 2010 and 2009.  The Company believes that the product is ready for market as it is, and its limited resources were devoted to sales and training new distributors and physicians not for research and development.

Interest Income and Expense and Financing Fees

During the three-month period ended September 30, 2010 we recorded a net non-cash financing liability gain of $148,000 related to the convertible loans with detachable warrants the Company has issued to raise capital.  This improvement was the result of a revaluation gain based on the market price of our stock on September 30, 2010 as well as a gain for canceling warrants as part of a settlement agreement with an investor.  During the same period in 2009 we incurred a $3,100,000 net non-cash financing liability expense as a result of the notes and warrants being issued. See Notes 7 and 11 to the unaudited condensed consolidated financial statements included herein.  Additionally, we had net interest expense of $17,800 for the three months ended September 30, 2010, as compared to $14,200 for the three months ended September 30, 2009 as a result of having higher loan values including the convertible loans in 2010 versus 2009.

Net Income (loss)

Net loss for the three months ended September 30, 2010 was $235,200 as compared to a net loss of $3,409,000 in the three months ended September 30, 2009. The reason for our smaller loss during the current quarter compared to the same period last year was related to the $3,100,000 net non-cash financing liability recorded in 2009.

Nine months ended September 30, 2010, compared to the nine months ended September 30, 2009

Net Sales and Revenues

Net sales and revenue for the nine months ending September 30, 2010 was $38,000 compared to $56,300 for the same period in 2009.   The decrease was due to smaller international shipments to existing and newly signed distributors in 2010 compared to a couple of larger shipments to new distributors during 2009.  The new distributors from 2009 overestimated the pace that they could sell the INVO device and we are advising new customers accordingly.   In addition, we were not able to ship customer orders in September 2010 because of an inventory shortage keeping revenue below last year’s level.

Cost of Sales and Revenues

Cost of sales as a percentage of revenues for the nine months ended September 30, 2010 was 36% compared to 54% for the nine months ended September 30, 2009.  This improvement is a result of finding alternative shipping resources to send our small shipments to international destinations as well as a slightly higher selling price.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended September 30, 2010 and 2009 were $1,127,000 and $1,395,000 respectively.  Our limited cash resources have forced us to keep a tight reign over spending in 2010.  Our higher general and administrative expenses in 2009 were due to starting to market our products and technology outside of the United States.  During the nine months of 2010, the Company was down to five employees.  In 2009, the Company had grown to seven employees all earning a salary as well as all the associated expenses that relate to them, including benefits and travel.  Salaries and benefits for the period were $513,000 compared to $665,000 for the same period ending September 30 last year, a savings of $152,000.  The Company also incurred considerable travel costs in 2009 as its employees went across the globe to introduce the INVOcell and the INVO process to physicians and distributors in Europe and South America, travel related expenses for the nine months ending September 30, 2009 were $145,000 compared to $31,000 in the same nine month period of 2010.

Research and Development Expenses

Research and development expenses were decreased by $5,000 for the nine months ended September 30, 2010, to $0 as compared to $5,000 spent in the nine months ended September 30, 2009.  The decrease in research and development expense was due to the Company’s belief that the product is ready for market as it is, and its limited resources were devoted to sales, marketing and training new distributors and customers.

Interest Income and Expense and Financing Fees

During the nine month period ended September 30, 2010 we recorded significant non-cash financing liability gain related to the convertible loans with detachable warrants the Company issued to raise capital during 2009.  See Notes 7 and 11 to the unaudited condensed consolidated financial statements included herein.  The Company generated $1,653,000 of revaluation gains from the depreciation of our Common Stock market price on September 30, 2010 compared the market price on September 30, 2009.  The original liability incurred was due to the note’s conversion feature of $0.10 per share and warrant price per share of $0.20 compared to the market price at the end of the period.  Additionally, we incurred note amortization and financing fees in 2010 totaling $244,000 compared to $2,000 in the same nine month period of 2009.  We had net interest expense of $46,000 for the nine months ended September 30, 2010, as compared to $25,000 for the nine months ended September 30, 2009 as a result of having a higher loan balance including the convertible loans in 2010 versus 2009 when they had just begun.  In addition we incurred $16,000 in broker’s fees for fund raising activities in 2010 compared to $45,000 in 2009.

Income Taxes

The Company's aggregate unused net operating losses approximate $6,500,000, which expire at various times through 2030, subject to limitations of Section 382 of the Internal Revenue Code of 1986, as amended.  The deferred tax asset related to the carry forward is approximately $2,900,000.  The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earning history of the Company, it is more likely than not that the benefits will not be realized.

Net Income (loss)

Net income for the nine months ended September 30, 2010 was $244,000, as compared to a net loss of $4,500,000 in the nine months ended September 30, 2009. The reason for our positive net income results during 2010 was primarily related to the net non-cash gain upon the revaluation of our derivative liabilities of approximately $1,653,000 compared to the expense generated by the creation of the derivative liability in 2009. (See Note 11 above).

Liquidity and Capital Resources

As of September 30, 2010, we had $9,500 in cash and no cash equivalents.

Net cash used by operating activities was $431,000 for the nine months ended September 30, 2010, compared to net cash used by operating activities was $673,000 for the nine months ended September 30, 2009.  The decrease in net cash used was due to a reduction of staff and tightly controlling all expenses in 2010 due to limited funds.  In addition, all of the current employees continue to assist INVO Bioscience in its funding requirements by deferring their salaries for the period ended September 30, 2010.

No cash was used during the first nine months of 2010 or 2009 in investing activities.

Net cash provided by financing activities was $361,000 for the nine months ended September 30, 2010 compared to $852,000 for the nine months ended September 30, 2009.  The sale of Common Stock to AGS Capital, per our REF financing agreement provided $108,000 in cash during 2010 with another $90,000 being provided by two convertible notes to Asher Enterprises, $20,000 came in from a Latin American Doctor who purchased restricted shares and $50,000 provided by the sale of stock to Mazuma Funding.

The net cash provided during the six months ended June 30, 2009, was comprised of  $88,000 a short term loan by Kathleen Karloff, the Company’s CEO.  $245,000 was from Lionshare Ventures LLC per their subscription receivable agreement for the previous sale of Common Stock.  The remaining $545,000 was from the issuance of convertible notes in the third quarter of 2009.

INVO Bioscience had maintained a $50,000 working capital line of credit with Century Bank which came due in May 2010. The line was closed upon the payment of the full balance in August 2010, at September 30, 2010 the balance outstanding was $0.  The company has no other lending arrangements with Century Bank or any other banks at this time.

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

Item 3.       Quantitative and Qualitative Disclosures about Market Risks

Not Applicable

Item 4.       Controls and Procedures

Item 4a.     Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2010, the end of the fiscal period covered by this Form 10Q.  We maintain disclosure controls and procedures that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.   Based upon that evaluation and the identification of the material weakness in the Company’s internal control over financial reporting as of December 31, 2009 (described below) which has not been remediated as of of the end of the period covered by this Quarterly Report, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were ineffective as of the end of the period covered by this Quarterly Report.

Because of the Company’s limited resources and limited number of employees, management concluded that, as of September 30, 2010, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

On November 12, 2010, the Massachusetts Superior Court issued an order to dismiss all of the claims against the Company, including its predecessor BioXcell and it’s CEO.

Outside of the above mentioned item neither we, nor BioXcell Inc, our wholly owned subsidiary, either directly or indirectly, including INVO Bioscience are involved in any lawsuit outside the ordinary course of business, the disposition of which would have a material effect upon either our results of operations, financial position or cash flows.

Item 1A.   Risk Factors

You should carefully review and consider the information regarding certain factors that could materially affect our business, financial condition or future results set forth under “Item 1A.  Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed on April 6, 2010 with the SEC.  Other than the Company’s continued limited resources as its single largest risk. There have been no material changes from the factors disclosed in our 2009 Annual Report on Form 10-K, although we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the Securities and Exchange Commission.

Item 2.      Unregistered Issuance of Equity Securities and Use of Proceeds

During the period covered by this Report, we issued 792,065 shares of restricted Common Stock for payment of outstanding accounts payable invoices to three vendors, 240,000 shares of restricted Common Stock were issued for consulting services for international market development, 1,100,000 shares of restricted Common Stock were issued to two consulting firms for investor awareness, 1,250,000 shares of restricted Common Stock were issued to a private investor for cash to pay our bank note that had come due and 103,000 shares of restricted Common Stock were issued to two companies for business consulting and advisory services.  We claimed the exemption from registration set forth in Section 4(2) of the Securities Act and the rules there under, as private transactions not involving a public distribution.  The facts we relied upon to claim the exemption include: (i) all represented that they acquired the shares from the Company for investment and not with a view to distribution to the public; (ii) each certificate issued for unregistered securities contains a legend stating that the securities have not been registered under the Securities Act and setting forth the restrictions on the transferability and the sale of the securities; (iii) most represented that they are accredited investors and all are familiar with our business activities; and (iv) all given full and complete access to any corporate information they requested.

Item 3.      Defaults Upon Senior Securities

None.

Item 4.

Reserved

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 22, 2010.

INVO Bioscience, Inc.

Date: November 22, 2010	By:	/s/Kathleen Karloff
Kathleen Karloff
Chief Executive Officer (Principal Executive Officer)
Date: November 22, 2010	By:	/s/ Robert J. Bowdring
Robert J. Bowdring
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

31.1	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications of Principal Executive Officer and Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.