Form 10-K
period 2010-12-31
INVO Bioscience, Inc.
filed 2011-04-15
CIK 1417926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2010

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

INVO BIOSCIENCE, INC.
(Exact name of registrant as specified in Charter)

Nevada	333-147330	20-4036208
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

100 Cummings Center, Suite 207P, Beverly, MA 01915
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed using the closing price as reported on the Over the Counter Bulletin Board for the Registrant’s Common Stock as of June 30, 2010, was $2,728,052

The number of shares outstanding of the Registrant’s Common Stock, $.0001 par value, as of April 11, 2011 was 77,625,120.

 FORM 10-K

INVO BIOSCIENCE, INC.

Part I
Item 1.Business

In this Annual Report on Form 10-K, INVO Bioscience, Inc. (INVO Bioscience, Inc., together with its subsidiaries, is referred to in this document as “we”, “us”, “INVO Bioscience”, INVO, or the “Company”), incorporates by reference certain information from parts of other documents filed with the Securities and Exchange Commission.  The Securities and Exchange Commission allows us to disclose important information by referring to it in that manner.  Please refer to all such information when reading this Annual Report on Form 10-K.  All information is as of December 31, 2010 unless otherwise indicated.  For a description of the risk factors affecting or applicable to our business, see “Risk Factors,” below.

The Company

INVO Bioscience was formed in January 2007 under the laws of the Commonwealth of Massachusetts under the name “Bio X Cell, Inc.,” after acquiring the assets of Medelle Corporation (“Medelle”).  Dr. Claude Ranoux was the founder and a vice president of Medelle and Kathleen Karloff was also a vice president of Medelle.  Between 2001 and 2006, Medelle raised $8 million in venture capital which was used to develop and validate a device called the “INVOcell.”  Medelle conducted pre-clinical safety testing and performed a human efficacy clinical study.  Due to a delay in obtaining U.S. Food and Drug Administration (“FDA”) clearance for the INVOcell venture capital investments ceased, resulting in both Dr. Ranoux and Ms. Karloff as well as others being terminated in the fall of 2006 and by the end of 2006, Medelle ceased operations.  Medelle assigned all of its assets to a trustee who liquidated those assets and distributed the proceeds to creditors.  In that process, Dr. Ranoux purchased all of the assets of Medelle for $20,000.  He then contributed those assets to Bio X Cell, Inc. which included four patents relating to the INVOcell technology, upon its formation in January 2007.

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

INVO Bioscience is a development stage company that began to commercialize its proven and patented technology in late 2008; we believe we will revolutionize the treatment of infertility in the coming years.  Our device, the INVOcell, and the INVO procedure are designed to provide an alternative infertility treatment for the patient and the clinician; it is less expensive and simpler to perform than current infertility treatments.  The simplicity of the INVO procedure relates to the ability to potentially perform the infertility procedure in a physician’s practice rather than in a specialized facility at a much lower cost overall than current infertility treatments, including in-vitro fertilization (“IVF”).  Therefore, we believe that the INVO procedure will be available in many more locations than conventional IVF especially outside the United States.  INVO also allows conception and embryo development to take place inside the woman's body; an attractive feature for most couples.

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

The INVOcell Technology

Our product, the INVOcell medical device, is designed to treat infertility at a far lower cost than other treatments available in today’s marketplace, including IVF.  The INVOcell technology is a fertility treatment where either mild ovarian stimulation or no ovarian stimulation is used.  Using a mild stimulation protocol, 1-10 follicles are retrieved from a woman in a physician’s office with the patient under light sedation with or without local anesthesia.  The follicle retrieval is performed using a vaginal probe under ultrasound guidance.  Eggs are identified immediately after retrieval in the follicular fluid.  During the INVO procedure, fertilization and embryo development occurs inside the woman’s vaginal cavity in a disposable single use device -- the INVOcell -- that holds the eggs, sperm and culture medium, a nutrient liquid.

Sperm collection and preparation generally occur before egg retrieval.  Culture medium (~1ml) is placed in the inner vessel of the INVOcell.  Eggs and a fraction of motile sperm are placed into the medium and the inner vessel is closed and secured in the protective outer vessel.  The INVOcell is placed in the patient’s vaginal cavity for an incubation period of 2-3 days.  A retention system can be used to maintain the INVOcell system in the vagina during the incubation period.  The retention system consists of a diaphragm with holes in the membrane to allow natural elimination of vaginal secretions.  The INVOcell is designed so that no vaginal fluids penetrate the outer vessel thus ensuring that the inner vessel is not contaminated.  Obtaining eggs, sperm and media then inserting them into the INVOcell and then placing it in the vagina takes approximately 90 minutes.

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

To date, we have achieved a series of important steps in the development and manufacturing of the INVOcell including, in part:

•
Manufacturing:  Our parts and manufacturing processes have been validated.  Manufacturing of inventory is ongoing.  To date, we have 1,200 INVOcell devices ready for sale.  We have an additional 8,500 devices molded and ready for assembly, sterilization and packaging.

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

•
Finalize FDA Clearance: INVO Bioscience has completed all developmental testing and pre-trial testing for the 510(k) submission.  We are looking into 510k submission options in 2011.  If required we intend to complete what we believe to be the final clinical study under the investigational device exemption (IDE) by the FDA, subject to receipt of additional funding in 2012.  The anticipated expense related to this clinical study is $1 million dollars.

•
Marketing Trials/Studies: A fertility clinic recently completed a clinical study in Colombia, South America, showing a 43% efficacy rate. Other studies are currently in the works in Peru, Brazil, and the Middle East by doctors using the INVOcell device.  These trials will yield “local” data on patient efficacy and experience for marketing collateral and advertising.

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

Currently, we are continuing to establish agreements with distributors and train physicians outside of the U.S. including in Canada, South America, Central America, Europe, the Middle East, India and Africa.  While we penetrate the infertility markets in Europe and Latin America, along with the other countries, we anticipate also pursuing the completion of the FDA’s “510(k)” process.  We have completed the first step for medical device companies who manufacture Class 2 devices (and a small number of Class 1 and 3 devices) by filing a Premarket Notification with the FDA (i.e., an FDA 510(k) submission).  The FDA does not "approve" Class 1 and 2 medical devices for sale in the U.S. they give "clearance" for them to be sold.  We believe that we are presently halfway completed with our clinical trial and anticipate its completion by the end of 2012, subject to proper funding.  However, there can be no assurance that we will be able to fund our clinical trial to completion, that our trial will be successful and that we will receive FDA clearance thereafter.

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

In Vitro Fertilization (IVF):   IVF addresses tubal factor, ovulatory dysfunction, diminished ovarian reserve, endometriosis, uterine factor, male factor, unexplained infertility and other causes.  IVF bypasses the function of the fallopian tube by achieving fertilization within a laboratory environment.  Ovarian hyper-stimulation is common with IVF treatments to recruit numerous follicles and increase the chances for success.  Follicles are retrieved trans-vaginally using a vaginal probe and ultrasound guidance.  General anesthesia is frequently used due to the number of follicles retrieved and the resulting discomfort experienced by the patient.  The eggs are identified in the follicular fluid and combined with sperm and culture medium in culture dishes, which are placed in an incubator with a temperature and gas environment designed to mimic the condition of the fallopian tubes.  Once the embryos develop, typically over a 5 day period, they are transferred to the uterine cavity.  The transfer of several embryos allows an average success rate for IVF of 37%, but it is also responsible for a high multiple birth rate of approximately 33% of IVF pregnancies.  Multiple births bring risks to mother and babies and significant expenses for third party payers.  In addition, due to the high number of embryos produced in IVF, cryo-preservation of excess embryos occurs in more than 30% of the cycles.  In the U.S., there are approximately 1,000 reproductive endocrinologists who collectively perform more than 150,000 IVF cycles per year at 430 specialized facilities.  In Europe, nearly 300,000 IVF cycles are reportedly performed at more than 1,000 facilities.

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

Competitive Advantages

We believe that the INVOcell has the following competitive advantages:

Lower cost than IVF with similar efficacy:  The INVOcell is substantially less expensive than IVF due to a lower cost of supplies, labor, capital equipment and overhead.  An IVF center requires at least $500,000 of laboratory capital equipment and highly trained personnel.  In contrast, the cost of laboratory capital equipment to set-up an INVOcell procedure is approximately $30,000 and does not require highly trained specialists beyond the traditional obstetrician and gynecological practice.  The global success rate for IVF varies dramatically from 13% to 50.% with an average of 37% per cycle (US Center for Disease Control, CDC 2008 ART Report).  We foresee that the INVO device will be offered at approximately $5,000 per cycle with a pregnancy rate comparable to traditional IVF.  In Europe, IUI currently averages $1,000 per cycle.  In Europe, the average cost per pregnancy for IVF is $21,354.  INVO in Europe will be offered at approximately $2,500 per cycle.

Similar cost than IUI with greater efficacy:  In the U.S. currently, IUI averages $1,500 per cycle with <10% pregnancy rate while IVF averages $12,400 per cycle with an average of 37% pregnancy rate.  With INVO, we believe that the Ob/Gyn or reproductive endocrinologist practitioners will benefit by providing a superior product than IUI with good financial margins, efficacy rates more than double IUI while treating the full range of infertility indications.  In Europe, the average cost per pregnancy using IUI is $12,000.  The average cost per pregnancy for IVF is $21,354 while for INVO it is only $13,888: a savings of more than $7,000 per pregnancy.  Using INVO could reduce annual infertility costs in Europe by more than $650 million.

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

INVOcell device:    We expect to sell the INVOcell device and its retention system for between $75 in extremely poor and underdeveloped countries and $400 per unit in developed nations.   IVF centers or Ob/Gyn groups purchasing a large number of devices and promoting the INVO process will receive discounted prices and a limited amount of free advertising of their facility on our website.  It is expected that the INVOcell will sell for $400 in the U.S., which grants a single-use license under our patents.  In Central and South America, the price of the device will be reduced to between $100-$300 to reflect a generally lower cost of infertility procedures in most of these countries and to make INVOcell available to populations with lower incomes.

Holding/Warming Blocks:  The holding blocks will be sold as a tool for viewing and retrieving the embryos from the inner chamber.  Each physician will need a minimum of two blocks depending on the number of cycles he/she performs.  The blocks will sell for $200-$300 each.  These blocks may provide an additional revenue stream.

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

Our Sales Team

As of December 31, 2010, we employ two part time sales and marketing individuals who are charged with all of our sales efforts.  We anticipate growing our sales team to 4 in 2011, subject to raising additional capital.  Our sales efforts follow two approaches:

             Direct Physician Sales through Distributors -- In foreign countries, we intend to establish local distributors to access the countries’ markets.  With the distributor-to-physician model, the distributors will be selling to IVF centers, medical practices and physicians directly.  We will support the distributors’ efforts with training, both to the distributors’ trainers as well as to the physicians directly.  We currently maintain written distribution agreements in the following countries: Canada, Colombia, Venezuela, Ecuador, Panama, Argentina, Peru, Pakistan, Turkey, Bulgaria, Greece, Ukraine, South Africa and Taiwan.  Additionally we are in discussions with potential distributor for Russia.

              Direct Sales to Physicians -- We are also following a parallel path directly to leading infertility doctors in regions where there is demand but either distributors do not exist such as in Western Africa or we have not yet signed distribution agreements.

Target Markets

The breadth and depth of our expansion throughout 2011 will be subject to the amount of additional capital raised, we anticipate that we will continue to launch the sale of the INVOcell device in Europe, Canada, South & Central America and the Middle East.  During 2012, or at such time that we receive FDA approval, we anticipate launching the INVOcell in the U.S.  In 2011, we also anticipate the launch of the INVOcell device in South Africa, India and Russia.  In 2012, we anticipate the launch of the INVOcell device in China and other countries that are currently under the registration process and where alternative treatment is needed.  With the cost of the INVO procedure being less than half the cost of IVF, we expect to penetrate 5% of the currently untreated infertility market, although no assurances can be made in this regard or that will achieve our goals in our target markets on schedule, or at all.

            Worldwide -- According to ESHRE, there are more than 100 million infertile couples in the world as of 2007.  About one million IVF cycles were performed in 2006, which is less than 1% of the infertile couples worldwide.  More than 99 million infertile couples remain untreated due to cost, availability, awareness and other factors.

            U.S. -- According to the Centers for Disease Control, 7.3 million people in the U.S. have difficulty conceiving.  With only 650,000 couples receiving fertility treatment, more than six million couples receive no treatment.  According to Integramed, Inc., a U.S. based network of fertility centers, 97% of the untreated infertile couples do not receive treatment due to cost.  Working with our advisory board, we estimate that an INVO procedure in the U.S. will cost approximately $5,000 dollars.

            Europe -- Europe has approximately 10 million infertile couples, of which 460,000 are estimated to have received IVF treatment and 163,000 received IUI (ESHRE 2010) leaving over 9 million infertile couples untreated.

Preliminary Sales Strategy

The CE Mark allows us to sell our INVO device in Europe, Canada and certain countries in South America, the Middle East and Africa along with Russia, and India, subject to local registration requirements.  Our strategy is to launch the product in the developing world first because of the high demand and relatively low availability of IVF procedures.

Launching INVO in the U.S. market requires 510(k) clearance, which we anticipate receiving in 2012 upon completion of our clinical trials if still required estimated for 2011-2012, provided that we receive additional funding.   We have completed the required human confirmatory study.  The births of normal babies have been confirmed in this study using the INVOcell.  If the trial is required it will take one year and approximately $1,000,000 of funding to complete the clinical study including data collection on all required subjects, analysis of the data, have an independent audit and submit the full 510(k) report to the FDA.  The FDA has 90 days to review the submission from INVO Bioscience.  All preclinical data and testing has been completed and reviewed by FDA.  We expect to receive approval to sell the INVOcell after completion of the clinical study and 510(k) submission.  However, there is no assurance that will be the case.  We intend to launch INVOcell through key doctors and clinics in the U.S. once FDA clearance is achieved, if at all.

Insurance Reimbursement for Infertility Treatment

Most European countries have some level of coverage for infertility treatment, but the level of coverage varies from country to country and even within countries.  For example, the National Health Service in the UK covers 20% of most costs for infertility treatment.  However, that standard is not applied universally throughout the country and some counties provide almost no coverage.  In the U.S., fifteen states mandate some form of insurance reimbursement for infertility treatment.  Three states mandate reimbursement for IVF, while other states cover some form of infertility treatment, but they may also specifically exclude IVF due to cost.  In addition, fifteen other states are considering mandating some form of coverage for infertility treatment. In 2010, in Canada, the Province of Quebec mandated the full payment of up to 3 ART cycles for residents.

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

Branding and Promotion

We have a logo associated with the INVO device that is refined for the infertility market.  We have trademarked the logo, device and technology.  At the same time, we are developing a website that includes special pages for clinicians and patients.  Subject to available capital, the next generation website will include materials that medical professionals and patients can print, including status reports and news items.  It will include training videos for potential customers both physician and patients who want to learn exactly how the INVOcell works.

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

At present, we believe are more than halfway completed with the clinical trials requested by the FDA based on the work previously completed by Medelle.  Subject to available capital, we anticipate completing those clinical trials by the end of 2012.  Thus, we believe that we will receive FDA clearance by 2013, though there can be no assurance that we will be successful in doing so on a timely basis, if at all.

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

Our activities during our development stage have included developing our business plan, seeking regulatory clearance in both inside and outside of the United States and raising capital.  In May 2008, we received the CE mark.

With CE marking, we have the necessary regulatory authority to distribute our product after registration in the European Economic Area (i.e., Europe, Canada, Australia, New Zealand, along with most parts of the Middle East and South America).  Every country is different; we have completed registrations in some, are in process with others.  We continue to work with doctors and distributors submitting additional registrations.  Certain other countries require that we first receive FDA clearance.  We are registering the product based on the size of the market and our ability to service it given our resources.

Intellectual Property

The INVOcell device was specially developed to optimize the ease of use and effectiveness of the procedure at an affordable price.  Recently more than 300 cases have been performed with effectiveness equal to that of IVF. Overall more than 800 cases of an INVO-type procedure have been documented in peer-reviewed journals since the 1980s, using an incubation device not specifically designed for the process but functionally capable of demonstrating success rates equivalent to IVF at that time.   This product development process has resulted in five active patents worldwide covering both the INVOcell device and the INVO process.

Employees

As of December 31, 2010, we have three full-time and two part-time employees.  We consider our relationship with our employees to be good.

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

From the inception of our operating subsidiary, BioXcell Inc., until December 31, 2010, INVO Bioscience had a net loss of $6,902,000.  INVO Bioscience has a limited operating history and is essentially an early-stage operation.  We will continue to be dependent on having access to working capital that will allow us to finance operations during our growth.  Continued net operating losses together with limited working capital make investing in our Common Stock a high-risk proposal.  The adverse effects of a limited operating history include reduced management visibility into forward sales, marketing costs, customer acquisition and retention, which could lead to missing targets for achievement of profitability.

We require substantial additional capital to continue as a going concern which if not obtained could result in a need to curtail or cease operations.

As reflected in the accompanying financial statements, the Company is in the development stage with minimal revenues, had a net loss of $153,000, a working capital deficiency of $2,564,000, a stockholder deficiency of $2,482,000, and cash used in operations of $316,000 for the year ended December 31, 2010.  These amounts raise substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

The provision of medical devices entails the substantial risk of potential claims of tort injury claims.  The Company does not engage in the practice of medicine or assume responsibility for compliance with regulatory requirements directly applicable to physicians.   There can be no assurance that product liability insurance will provide adequate coverage against potential claims or that we will be able to obtain such insurance on commercially reasonable terms in the future.  Further, a claim asserted against us could be costly to defend, could consume management resources and could adversely affect our reputation and business, regardless of the merit or eventual outcome of such claim.

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

We place substantial reliance upon the efforts and abilities of our executive officers, Kathleen Karloff, Dr. Claude Ranoux and Robert Bowdring.  The loss of the services of our executive officers could have a material adverse effect on our business, operations, revenues or prospects.  We do not maintain key man life insurance on the lives of these individuals.

We will need additional, qualified personnel in order to expand our business.  Without additional personnel, we will not be able to expand our business.

Expanding our business entails increasing the number of persons engaged in activities for the sale, marketing, administration and operational delivery of our products as well as clinical training personnel for the proper training of the INVO procedures.  Upon receiving funding, we are planning to hire employees in these areas.  However, we cannot be sure that we will able to find, attract and retain potential employees with the proper background and training matching the skills required for the positions.

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

Our business is subject to risks in connection with changes in international, national and local economic and market conditions because of global developments.  Beyond the risks of doing business internationally, there is also the potential impact of changes in the international, national and local economic and market conditions as a result of global developments, including the effects of global financial crisis, effects of terrorist acts and war on terrorism, U.S. and Canadian presence in Iraq, Afghanistan and Libya, potential conflict or crisis in the Middle East and current global credit crisis, negatively affecting infertile couples’ ability to pay for fertility treatment around the world.

International sales will account for a significant part of our revenue especially in this period as we pursue FDA clearance.  We will experience additional risks associated with these sales, which include:

●	political and economic instability;
●	export controls;
●	changes in legal and regulatory requirements;
●	United States and foreign government policy changes affecting the markets for our products; and
●	changes in tax laws and tariffs.
●	environmental crisis

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

Until we have a larger board of directors, which would include some independent members, there will be limited oversight of our President and CEO’s decisions and activities and little ability for minority shareholders to challenge or reverse those activities and decisions, even if they are not in the best interests of minority shareholders.

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

Economic downturns and declines in consumption in our markets may affect the levels of both our sales and profitability.  As widely reported, the domestic and global financial markets have been experiencing extreme disruption in recent years, including severely diminished liquidity and credit availability.  Concurrently, economic weakness has begun to accelerate.  If these conditions exist for a sustained period, or if there is further deterioration in financial markets and major economies, our financial performance could be adversely affected.  The current tightening of credit in financial markets may adversely affect the ability of our customers and suppliers to obtain financing, which could result in a decrease in, or deferrals or cancellations of, the sale of our products and services.  In addition, weakening economic conditions and outlook may result in a decline in spending for ART and fertility assistance that could adversely affect our results of operations and liquidity.  We are unable to predict the likely duration and severity of the current disruption in the domestic and global financial markets and the related adverse economic conditions.

Risks Related to Our Common Stock

Our directors own a substantial percentage of our common stock.

Our Chief Executive Officer, Kathleen Karloff, beneficially owns 9.3% and our President, Dr. Claude Ranoux, owns 33.3% and together they beneficially own 42.6 % of our outstanding Common Stock, which if they acted together, could exert substantial control over matters requiring approval by our stockholders.

The interests of these two individuals may differ from the interests of other stockholders.  As a result, these officers and directors will have the right and ability to control corporate actions requiring stockholder approval, irrespective of how our other stockholders may vote, including the following actions:

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

We have a trading symbol for our Common Stock (“IVOB”), which had permitted our shares to be quoted on the Over-the-Counter Bulletin Board (“OTCBB”) until February 23, 2011. On February 23, 2011 an OTC system change was made, we ceased trading on OTCBB and began trading on the middle tier of the OTC Markets Group Inc. (commonly referred to as the "OTCQB") under our same symbol (“IVOB”).

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

Apart from the Reserve Equity Financing Agreement (REF) entered into with AGS Capital Group, LLC on October 28, 2009, we have no committed source of financing.  We cannot draw against the REF until we update our Form S-1, as filed with the SEC with a Post Effective Amendment with the information of this Annual Report on Form 10-K.  Even after we update our Form S-1, we will have some limitations on our ability to draw against the REF.  In addition, we may issue shares or incur debt, which may be convertible into shares of our Common Stock to satisfy our financial obligations.  If a trading market develops for our Common Stock, we may attempt to raise capital by selling shares of our Common Stock, possibly with warrants, which may be issued or exercised at a discount to the market price for our Common Stock.  These actions will result in dilution of the ownership interests of existing shareholders, and may further dilute the Common Stock book value, and that dilution may be material.  Such issuances may also serve to enhance existing management’s ability to control INVO because the shares may be issued to our officers, directors, new employees, or related parties and may be on a non-arms length basis.

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

We have never paid any dividends and have not declared any dividends to date through 2010.  Our board of directors does not intend to distribute dividends in the near future.  The declaration, payment and amount of any future dividends will be made at the discretion of the board of directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors as the board of directors considers relevant.  There is no assurance that future dividends will be paid, and, if dividends are paid, there is no assurance with respect to the amount of any such dividend.

We may have difficulty raising necessary capital to fund operations because of market price volatility for our shares of Common Stock.

In recent years, the securities markets in the U.S. and around the world have experienced a high level of price and volume volatility, and the market price of securities of many companies have experienced wide fluctuations that have not necessarily been related to the operations, performances, underlying asset values or prospects of such companies.  For these reasons, our shares of Common Stock can also be expected to be subject to volatility resulting from purely market forces over which we will have no control.  If our business development plans are successful, we may require additional financing to continue to develop and exploit existing and new products and services related to our industries and to expand into new markets.  The exploitation of our services may be dependent therefore upon our ability to obtain financing through debt and equity or other means.

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

Item 2. Properties

We currently do not own any property.  Our principal executive office is located at 100 Cummings Center, Beverly, Massachusetts 01915. As of January 1, 2011, we are located in suite 207P, which is pursuant to a month to month rental agreement with Highland-March Executive Suites for the proper space we need to effectively manage our operations. Prior to January 1, we were in suite 421E pursuant to a lease entered into by INVO Bioscience in January 2007 (the “lease”) for 3,294 square feet of general office space.  The lessor was Cummings Properties, LLC and the lease commenced in January 2007 and had been renewed to December 31, 2010.  The Company paid a security deposit of $3,000, which was repaid to the Company in equal $500 installments over the first six months of the lease.  The Company received no rent incentives or improvement allowances under this agreement.  The lease requires the Company to pay minimum lease payments of $2,000 per month for the duration of the lease.  The lease is subject to a cost of living increase equal to the Boston, Massachusetts Consumer Price Index at the beginning of each calendar year.  As of January 1, 2010, the Company’s lease payments increased over the base year by 5.42% to $2,108.

Item 3. Legal Proceedings

On March 24, 2010, INVO Bioscience, Inc., Claude Ranoux and Kathleen Karloff were served an Amended Complaint, the original of which was filed on December 31, 2009 at the Suffolk Superior Court Business Litigation Session by two former employees of Medelle Corporation, and a former investor in and creditor of Medelle Corporation.  These plaintiffs allege various claims of wrongdoing relating to the sale of the assets from Medelle to Dr. Ranoux.  They claim that Dr. Ranoux, Ms. Karloff and Medelle Corporation (and therefore INVO Bioscience as an alleged successor corporation) violated alleged duties owed to them in connection with the sale.

Dr. Ranoux, Ms. Karloff and INVO Bioscience have challenged these allegations, which they believe are baseless.  The sale and transfer of the assets of Medelle was professionally handled by an independent third party after approval by the Medelle Board of Directors representing a majority its shareholders.  Medelle’s Board  voted to proceed with an assignment for the benefit of creditors (AFBC) and gave complete authority to the President & CEO at that time (neither Dr. Ranoux or Ms. Karloff)  to work with the third party and get the best possible price through a sealed bid auction.  The third party was responsible for notifying all the appropriate parties and for filing notices in various professional publications and newspapers of Medelle’s intention to sell its assets.  The third party also contacted numerous large medical device and bio-pharma companies to learn if they would be interested in acquiring the assets.  On the day of the auction, Dr. Ranoux submitted the only bid and was awarded the assets upon full payment.

During 2010, Dr. Ranoux, Ms. Karloff and INVO Bioscience filed Motions to Dismiss as to all claims pursuant to M.R.C. P. 12(b)(6).  In her written Decision rendered on November 12, 2010, the judge dismissed all claims against INVO, Bio X Cell and Ms. Karloff and also dismissed the claims against Dr. Ranoux for civil conspiracy and breach of M.G.L. c. 93A.  The judge denied Dr. Ranoux’s motion to dismiss the remaining breach of fiduciary duty and fraud claims.  The plaintiffs allege in their Amended Complaint that Dr. Ranoux committed fraud by failing to inform them of the details of the Medelle auction, which claims of non-disclosure are actionable under the law when there is a duty to disclose imposed, for instance, by a fiduciary relationship.

From the outset, Dr. Ranoux, Ms. Karloff and INVO have contended that the claims are without factual or substantive legal merit and have insisted on the strongest possible defense.  Going forward as to Dr. Ranoux only at this time, we expect discovery will reveal, among other things, that Dr. Ranoux had no role or responsibility in the disposition and sale of Medelle’s assets, that Ranoux in fact had been terminated as a company employee in September 2006 (as had Ms. Karloff), that Medelle’s Board of Directors voted in its entirety to delegate authority to the CEO at that time to effect an AFBC, that the assignee and, to some extent, the former CEO, controlled the auction and sale process, including as to notice to shareholders, and that Dr. Ranoux had nothing to do with the sale except as the only bidder and ultimate purchaser of the assets.

We will continue to vigorously oppose the remaining claims.  Although the Judge’s rulings as to INVO Bioscience and Karloff are subject to appeal, the Company remains confident there is no merit to the suit and intends to continue to resist the case and any appeal vigorously.

Outside of the above mentioned item neither INVO Bioscience, Inc., nor Bio X Cell, Inc, our wholly owned subsidiary, either directly or indirectly, are involved in any lawsuit outside the ordinary course of business, the disposition of which would have a material effect upon either our results of operations, financial position or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders

In 2010 and 2009, the shareholders were not asked to vote on any matters.  During the fourth quarter of the fiscal year ended December 31, 2008, the shareholders of INVO Bioscience were requested to vote on the Share Exchange between Emy’s Salsa Aji Distribution Company, Inc. and BioXcell, Inc.  The shareholders of both companies approved the transaction.

Part II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

During the period February 17, 2009 through February 22, 2011, the Company’s Common Shares traded on the OTC Bulletin Board service of (the "OTCBB"). As of February 23, 2011, the Common Shares ceased trading on the OCTBB and began trading on the middle tier of the OTC Markets Group Inc. (commonly referred to as the "OTCQB") both under the ticker symbol "IVOB". Prior to February 17, 2009, our symbol on the OTCBB was “EMYS.”  The table below sets forth the high and low sales prices for the periods shown.

	2010		2009
	Fiscal Year		Fiscal Year
	High	Low	High	Low
First Quarter	$0.22	$0.08	$5.50	$0.40
Second Quarter	$0.12	$0.05	$1.01	$0.05
Third Quarter	$0.12	$0.03	$0.46	$0.08
Fourth Quarter	$0.12	$0.03	$0.60	$0.17

During 2010, the high and low closing price per share of our Common Stock was $0.22 and $0.03 respectively compared to the high and low closing price per share of our Common Stock in 2009 was $5.50 and $0.05 respectively.

Stockholders

On April 11, 2011, there were approximately 101 stockholders of record.

Dividend Policy

We have never declared or paid a dividend on our Common Stock.  We intend to retain future earnings to fund development and growth of our business.

Compensation Plan

We do not have any equity compensation plans in place at this time.  We intend to implement an equity compensation plan in the future.

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

Background

The previous management of Emy’s (our predecessor) determined that it was in the best interests of Emy’s shareholders to agree to the Share Exchange and acquire Bio X Cell, Inc., a Commonwealth of Massachusetts company (d/b/a/ “INVO Bioscience”) that had developed its patented technology, the INVOcell and the INVO procedure, which are designed to be less expensive and an alternative to conventional IVF.  As part of the Share Exchange, Emys ceased the salsa distribution business and INVO Bioscience became a wholly-owned subsidiary of Emy’s.

The Share Exchange was accounted for as a “reverse merger” because the INVO Bioscience Shareholders now own a majority of the outstanding shares of Common Stock immediately following the Share Exchange.  INVO Bioscience is deemed the acquirer in the reverse merger.  Consequently, the assets and liabilities and the historical operations that are reflected in the financial statements prior to the Share Exchange are those of INVO Bioscience and are recorded at the historical cost basis of INVO Bioscience and the consolidated financial statements after completion of the Share Exchange include the assets and liabilities of INVO Bioscience, historical operations of INVO Bioscience.  The financial results summarized below are based on INVO Bioscience’s audited balance sheet as of December 31, 2010 and 2009 and related audited statements of operations and stockholders’ deficiency and statements of cash flows for the periods ended December 31, 2010, 2009 and from January 5, 2007 (inception) to December 31, 2010, respectively.

Overview

We are a development stage company that has begun to commercialize our proven and patented technology that we believe will revolutionize the treatment of infertility, assisting infertile couples in having a baby.  Our device, the INVOcell, and the INVO procedure are designed to provide an alternative infertility treatment for the patient and the clinician; it is less expensive and simpler to perform than current infertility treatments.  The simplicity of the INVO procedure relates to the ability to potentially perform the infertility procedure in a physician’s practice rather than in a specialized facility at a much lower cost overall than current infertility treatments, including in vitro fertilization (“IVF”).  Therefore, we believe that the INVO procedure will be available in many more locations than conventional IVF especially outside the United States.  INVO also allows conception and embryo development to take place inside the woman's body; an attractive feature for most couples.

Sales and Marketing

Our primary focus is the sale of the INVOcell device and training doctors and clinicians in the INVO technology to assist infertile couples in having a baby.  We believe that our proven INVOcell procedure is an effective low cost alternative to current treatments.  Along with being offered as an option in traditional IVF clinics, the INVO technique may be provided in a physician’s office or a small lab.  Therefore, the INVO device and technique may be offered by physicians around the world to couples who do not have access to IVF facilities.   Currently, we are only authorized to sell the INVOcell device in certain international markets.  We do not expect to be able to sell the device in the United States until at least the third quarter of 2012, assuming we receive the necessary capital to complete our clinical trial and receive FDA clearance by such date.  We are establishing agreements with distributors and beginning to train physicians around the world in places such as Canada, South and Central America, Eastern Europe, and the Middle East.

The Company is aware of a number of marketing studies being conducted in clinical environments; two are complete, one in Colombia and the second is in Peru. These are non regulatory studies but local validation of expected results. The Colombian study was being conducted by CECOLFES, Center of Fertility and Sterility located in Bogota, Colombia where 95 couples participated.  The results of this study were excellent with a 43% efficacy rate per cycle and less than a 10% multiple birthrate.  The Peru study was conducted by Dr. Julio Diaz Pinillos at the Lima Center for Human Reproduction in Lima, Peru.  Dr. Diaz completed the study with over 100 couples, we are awaiting his results. The two ongoing studies are in Pakistan and Brazil.  The marketing study in Pakistan started during the first quarter of 2010, is being conducted by Galaxy IVF in INVO only centers.  Both the US National Institute of Health (NIH) and the World Health Organization (WHO) have approved this planned 100 patient study. We do not have anything to report as Galaxy IVF is holding the information until the study is complete. The most recent study is being sponsored and conducted by Dr. Francisco Augusto Colucci Coelho of the Center of Infertility and Fetal Medicine of North Rio de Janeiro, Brazil.   This is a 40 patient trial which has been submitted for approval to the Federal Ethics Committee in Brazil.  Upon completion, the results will be submitted to the National Health Surveillance Agency (ANVISA) for the purpose of gaining registration and approval for the sale of the INVOcell device in Brazil. It is our understanding that Dr. Coelho is more than half way done and is starting to collect all of the necessary paperwork required for a full submission to ANVISA.

While we penetrate the infertility markets in Europe and Latin America, we anticipate pursuing the completion of the FDA “510(k)” process.  We have completed the first step for medical device companies who manufacture Class 2 devices and the filing of a Premarket Notification with the FDA (i.e., an FDA 510(k) submission).  Technically, the FDA does not “approve” Class 1 and 2 medical devices for sale in the U.S. they give “clearance” for them to be sold.  We are hoping to receive clearance to market in the U.S. by the end of 2012 upon completion of our clinical trial, which we will commence upon achieving appropriate funding.  However, there can be no assurance that we will receive such clearance by that date or ever.

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

As a result of our efforts in 2010, we signed a distribution agreements with BioGenini Medical EOOD for distribution of the INVOcell in Bulgaria and Greece and with Biodar Plus who will be distributing our products in the Ukraine as well as utilizing the INVO procedure in its own clinic.  In addition we have signed Invaron Pharmaceuticals of British Columbia as our exclusive distributor for Canada.

The INVOcell is cleared for use within countries that require a CE mark.  We must undergo a registration process in certain countries in addition to having the CE mark, because it is a Class II medical device.  In some countries, the process is relatively quick - approximately three to six weeks - while we have discovered in other countries it may take months.  While we are continuing to tend to the needs of the regional health organizations for registering the INVOcell, INVO Bioscience has continued to train physicians actively and teach distributors in the INVOcell technology.  Physicians have demonstrated that their patients would like to see current success rates within their own geographic and cultural areas and therefore we are assisting them in sponsoring clinical marketing trials.  As of December 31, 2010, we have the necessary approvals to sell the INVOcell device in the following countries: Colombia, Peru, Bolivia, Panama, Guatemala, Dominican Republic, Canada, Belgium, Greece, Bulgaria, Turkey, Poland, Spain, Switzerland, Cyprus, Pakistan, Cameroon, Nigeria, South Africa and India.  We have started the registration process in the following countries as well: Brazil, Argentina, Venezuela, Ukraine, Egypt, Russia and Taiwan.

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

Operations

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

Our most significant challenge in growing our business has been our limited resources.  As of December 31, 2010, we generally require approximately $175,000 per month to fund our planned operations.  This amount may increase as we expand our sales and marketing efforts and develop new products and services; however, if we do not raise additional capital in the near future we will have to curtail our spending and downsize our operations.  Our cash needs are primarily attributable to funding our sales and marketing efforts, strengthening our training capabilities, satisfying existing obligations,  our US FDA clinical trial and building an administrative infrastructure, including costs and professional fees associated with being a public company.

We believe we are taking the necessary steps to provide the capital resources we need to execute our business plan and grow the business as expected, including through the Reserve Equity Financing Agreement (REF) with AGS Capital Group, LLC, although no assurances can be made that we will be able to draw down on the REF.  At present, we are unable to draw-down on the REF equity line until we update our Form S-1 filed with the SEC with the update financials contained in this Form 10-K in a Post Effective Amendment. Since its initial filing we have made a couple of updates through Post Effective Amendments which have been declared effective by the SEC. The gross proceeds from the offering are to be up to $10,000,000 over a two-year period.   In 2010 the Company started to draw down on some of these funds, to date we sold 1,714,500 shares of Common Stock bringing in $135,000 of new capital to assist in funding operations.  Even with an effective Form S-1 in place, our ability to draw against this equity line is subject to conditions and limitations.

We have and continue to seek other sources of capital through private placements of our securities.   During 2010 we issued 8% convertible notes to both Asher Enterprises and Mazuma Funding for $140,000 to also assist with operational needs. The money brought in through Mazuma allowed us to meet our credit line obligation with Century Bank. All of these notes have been satisfied and converted into 5,723,000 shares of Common Stock.

The exact amount of funds raised, if any, will determine how aggressively we can grow and what additional projects we will be able to undertake, such as initiating the final required FDA clinical trial.  No assurance can be given that we will be able to raise additional capital when needed.  If we are unable to raise additional capital, we will be required to substantially curtail or cease operations or possible pursue exit strategies. Currently we are utilizing our restricted Common Stock to procure certain key services from strategic partners who are willing to do so.  This is allowing us to take some of the steps we need to keep moving the company forward

Selling, general and administrative expenses were $1,561,000 and $1,857,000 for the years ended December 31, 2010 and 2009, respectively.  In 2010, we continued to control our spending and use our resources carefully.

We currently are incurring a net loss as we continue to market our product and proprietary process as we endeavor to increase our revenue base.  It is expected that we will continue to generate net losses through 2011.

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

We had a net loss of $153,000, a working capital deficiency of $2,564,000, a stockholder deficiency of $2,482,000, and cash used in operations of $316,000 for the year ended December 31, 2010.  This raises substantial doubt about our ability to continue as a going concern.  Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement our business plan.  Our financial statements attached do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Fair Value of Financial Instruments

ASC 825-10-50, “Disclosures about Fair Value of Financial Instruments” (formerly SFAS No. 107) requires disclosure of the fair value of certain financial instruments.  The carrying value of cash and cash equivalents, accounts payable and borrowings, as reflected in the balance sheets, approximate fair value because of the short-term maturity of these instruments.

Effective January 1, 2008, the Company adopted ASC 820-10, “Fair Value Measurements” (formerly SFAS 157), which provides a framework for measuring fair value under GAAP.   ASC 820-10 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  ASC 820-10 requires that valuation techniques maximize the use of observable inputs and minimize the use of unobservable inputs.

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements and their effect on the Company, see “Recent Accounting Pronouncements” in Note 1 of the Notes to Consolidated Financial Statements contained herein.

Results of Operations

Fiscal 2010 Compared to Fiscal 2009

Net Sales and Revenues

Net sales and revenues for 2010 were $67,700 compared to $63,200 for the same period in 2009, a 7% increase.   The increase was due to reorder shipments from existing customers and a few newly signed distributors in 2010 compared to a couple of larger shipments to new distributors in 2009.   We are expecting to maintain the current shipping level as we go into 2011 as a result of older customers continuing to reorder and the addition of a few new customers starting out.

Cost of Sales and Revenues

Cost of sales as a percentage of revenues were 32% $21,800 in 2010 compared to $41,400 or 65% for 2009.  This improvement is a result of finding alternative shipping resources to send our small shipments to international destinations as well as a slightly higher selling price. This is more in line with what we planned and are anticipating they will stay in this percentage range.

Selling, General and Administrative Expenses

Selling, general and administrative expenses in 2010 and 2009 were $1,561,200 and $1,856,900 respectively. Our limited cash resources have forced us to keep a tight reign over spending in 2010 resulting in an 16% decrease.  Our higher selling, general and administrative expenses in 2009 were due to starting to market our products and technology outside of the United States. Travel related costs were $149,700 in 2009 compared to only $31,400 for the same period this year, a $118,300 reduction. This 79% savings during 2010 was the result of travel being curtailed to only a few key trips for training to South America, to Pakistan, to follow up on the marketing study and to India to train a potential new clinic and distributor.  Salaries and related expenses were down in 2010 by 9% ($76,000) as the Company only has five employees compared to seven employees at the start of 2009 all earning a salary as well as the associated expenses that relate to them.  Salaries and benefits for the period were $760,400 compared to $836,400 for the comparable period in 2009.   The Company continued to review its patents and associated costs in 2010 as a result was able to save $24,000 while still protecting its intellectual property base.  As a concentrated effort to watch its expenses in 2010 the Company did not have any Advisory Board meetings or use regulatory specialists as it felt the guidance it received in 2009 was sufficient for its efforts in 2010 this resulted in an approximate savings of $86,000 in 2010.

Research and Development Expenses

The Company did not spend any funds on Research and Development in 2010 as it believes its products are ready for market as is.  Our limited resources were devoted to sales and training of doctors and distributors. $0 was spent on Research in Development in 2010 compared to $7,600 in 2009. We do not anticipate any spending in R&D in the next 6-12 months as we focus our resources on marketing and training doctors on our current products.

Interest Income and Expense and Financing Fees

During 2010 we recorded significant non-cash financing liability gain related to the convertible loans with detachable warrants the Company issued to raise capital during 2009.  See Notes 7 and 11 in the consolidated financial statements included herein.  The Company generated $1,825,000 of revaluation gains from the depreciation of our Common Stock market price as of December 31, 2010 compared the market price on December 31, 2009, in 2009 we recorded $508,000 in revaluation gains.  In 2009 the net liability incurred of $2,925,500 was due to the note’s conversion feature of $0.10 per share and warrant price per share of $0.20 compared to the Company’s stock market price appreciation at the end of the period.  Additionally, we incurred note amortization fees in 2010 totaling $387,700.  We had net interest expense of $58,600 in 2010, as compared to $39,700 in 2009 as a result of having a higher loan balance including the convertible loans in 2010 versus 2009 when they had just begun.  In addition we incurred $16,700 in broker’s fees for fund raising activities in 2010 compared to $361,000 in 2009.

Income Taxes

The Company's aggregate unused net operating losses approximate $6,902,000, which expire at various times through 2030, subject to limitations of Section 382 of the Internal Revenue Code of 1986, as amended.  The deferred tax asset related to the carry forward is approximately $2,800,000.  The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earning history of the Company, it is more likely than not that the benefits will not be realized.

Liquidity and Capital Resources

As stated in previous filings, our lack of financial resources continues to be our major challenge.  As of December 31, 2010, we had $12,500 in cash and no cash equivalents compared to $79,000 at the same period in 2009.  Net cash used by operating activities in 2010 was $316,000, compared to net cash used by operating activities of $927,000 for 2009.  The decrease in net cash used was due to a reduction of staff and tightly controlling all expenses in 2010.  In addition, all current employees continued to assist INVO Bioscience in its funding requirements by deferring their salaries for 2010.

No cash was used in either 2010 or 2009 in investing activities.

Net cash provided by financing activities was $249,500 for 2010 compared to $990,000 for 2009.  During 2010 the sale of Common Stock to AGS Capital, per our REF financing agreement provided $128,300, another $90,000 was provided by two convertible notes to Asher Enterprises.  Additionally $20,000 came in from a Latin American Doctor who purchased restricted shares and $50,000 was provided by the sale of stock to Mazuma Funding that was used to pay off our line of credit obligation with Century Bank.

The $990,000 provided by financing activities in 2009 came from the following; $88,000 was provided by a short term 5% loan by Kathleen Karloff, our CEO.  We completed a 10% convertible notes bridge offering (the “Notes”) with a principal amount of $545,000 in September 2009.   $100,000  came from a single investor who purchased 66,667 shares of our Common Stock for $0.15 per share, along with the investment they were also granted a warrant to purchase another 66,667 shares at $0.30, similar to the “Notes” arrangement.

The remaining $295,000 of cash from Lionshare Ventures (LSV) for its outstanding subscription receivable balance in an agreement dated December 5, 2008, and revised on June 10, 2009, for the previous sale of Common Stock to LSV.  As of December 31, 2010, the agreement with LSV has been satisfied.

Our $50,000 working capital line of credit with Century Bank came to maturity in 2010, it was paid in full and closed with the funds we received from Mazuma Funding.  At December 31, 2010 and December 31, 2009, the balance outstanding on the line of credit was $0 and $50,000 respectively.  The company has no other lending arrangements with Century Bank or any other banks at this time.

Our registered independent certified public accountants have stated in their report dated April 15, 2011, that we have generated negative cash outflows from operating activities, experienced recurring net operating losses, and are dependent on securing additional equity and debt financing to support our business efforts.  These factors among others may raise substantial doubt about our ability to continue as a going concern.

Our existing cash resources, cash flow from operations and short-term borrowings or from management will not provide adequate resources for supporting operations during fiscal 2011.  We intend to achieve additional funding through additional sales of our securities, including in connection with the $10 million REF from AGS Capital Group, LLC described elsewhere in this Annual Report on Form 10-K subject to certain conditions and limitations.  Additionally we continue to seek alternative funding to compliment the REF to execute our business plan.  Although there can be no assurance that an additional source of funding will materialize, we currently believe that we will be able to obtain the funding we need to continue to grow our business.  However, if we do not raise additional capital in the near future we will have to further curtail our spending and downsize or cease our operations.

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

The Company’s management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2010.  Based upon that evaluation and the identification of the material weakness in the Company’s internal control over financial reporting as described below under “Management’s Report on Internal Control over Financial Reporting,” the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective as of the end of the period covered by this report.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company.  Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2010 based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2010, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles because of the Company’s limited resources and limited number of employees.

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

NAME	AGE	POSITION
Ms. Kathleen Karloff	55	Director and Chief Executive Officer, Secretary

Dr. Claude Ranoux, MD	59	Director, President and Treasurer

Mr. Robert Bowdring	53	Chief Financial Officer

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

Robert J. Bowdring, Chief Financial Officer

Mr. Bowdring joined the Company as its Corporate Controller in October 2008.  In January 2009, the Company appointed Mr. Bowdring as its Chief Financial Officer.  From April 2003 to August 2008, Mr. Bowdring served as CFO & Vice President of Finance and Administration for Cyphermint, Inc., a software development firm.  For the fourteen prior years, he was the Controller and Vice President of Lifeline Systems Inc., a public manufacturing and service company (NASDAQ: LIFE) in the personal emergency response market.  Mr. Bowdring has a strong history in senior financial management with more than 25 years experience serving in capacities such as chief financial officer, vice president of finance and controller.  Rob has been in both public and private manufacturing and service companies during his career.  Mr. Bowdring has a Bachelors degree in Accounting from the University of Massachusetts in Amherst.

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

Item 11.  Executive Compensation

Summary Compensation Table

The following Summary Compensation Table sets forth, for the years indicated, all cash compensation paid, distributed or accrued for services, including salary and bonus amounts, rendered in all capacities by the Company’s officers who received or was entitled to receive remuneration in excess of $100,000 during the stated periods.  As reflected below, none of our officers received cash compensation during fiscal 2007.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Paid Salary ($)	Accrued Salary ($)	Stock Award ($) (5)(7)	Option Award ($)	Non-Equity Incentive Plan Compensation Earnings ($)	Non-Qualified Deferred Compensation Earnings ($)	All other Compensation ($)	Total ($)

Kathleen Karloff,	2010	0	175,000	42,628	0	0	0	0	217,628
CEO/Director	2009	29,167	145,833	0	0	0	0	0	175,000
(1,5, 6 &7)	2008	93,074	0	0	0	0	0	0	93,074
	2007	0	0	4,498	0	0	0	0	4,498

Claude Ranoux,	2010	0	175,000	6,500	0	0	0	0	181,500
President/Director	2009	29,167	145,833	0	0	0	0	0	175,000
(2, 5, 6 & 7)	2008	91,974	0	0	0	0	0	0	91,974
	2007	0	0	19,731	0	0	0	0	19,731

Robert Bowdring,	2010	0	150,000	25,000	0	0	0	0	175,000
CFO (4, 6 & 7)	2009	22,500	123,750	0	0	0	0	0	146,250
	2008	25,312	0	0	0	0	0	0	25,312

Philip Warren	2010	0	0	0	0	0	0	0	0
Former CEO	2009	0	0	0	0	0	0	0	0
(3 & 5)	2008	43,980	0	0	0	0	0	0	43,980
	2007	0	0	2,761	0	0	0	0	2,761

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
(7)
During 2010 the named Officers did not received any of their 2010 salaries in order to assist the Company’s cash flow during the year, the amounts have been accrued until a time when the Company can afford to pay them.  For this effort it was decided that the named Officers as well as the other employees would receive a stock grant. The per share price was based on the closing market price on the date of issue less a two cent discount.

Compensation of Directors

None.

Stock Option Grants

Since January 1, 2008, the Company has signed agreements for officers, executives and service providers of the Company.  As of December 31, 2008, a total of 303,500 shares of Common Stock and three-year vesting options to purchase an additional 500,000 of the Company’s Common Stock were agreed to be issued, the price will be determined on date of grant.  As of December 31, 2009, the Company has issued the committed shares against the 2008 recorded accrued liability of $313,500.  As of December 31, 2010, the Company has canceled all outstanding stock option grants.

Employment Contracts

Kathleen Karloff, chief executive officer, secretary and member of the Board of Directors, has executed an employment agreement with INVO Bioscience effective as of February 1, 2008.  The agreement provides for an annual salary of $175,000 and health and life insurance and retirement plan along with the reimbursement of expenses.  In the event that Ms. Karloff’s employment is terminated other than for cause (as defined in the employment agreement), she will receive her salary and full medical benefits for twelve (12) months thereafter.  Kathleen Karloff voluntarily agreed to a salary reduction from February 1, 2008 through September 1, 2008 to $101,061 per year, however, that reduction is no longer in effect.

Dr. Claude Ranoux, president, Treasurer and member of the Board of Directors, has executed an employment agreement with INVO Bioscience effective as of February 1, 2008.  The agreement provides for an annual salary of $175,000 and health and life insurance and retirement plan along with the reimbursement of expenses.  In the event that Dr. Ranoux’s employment is terminated other than for cause (as defined in the employment agreement), he will receive his salary and full medical benefits for twelve (12) months thereafter.  Claude Ranoux voluntarily agreed to a salary reduction from February 1, 2008 through September 1, 2008 to $86,478 per year, however, that reduction is no longer in effect.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the names and beneficial ownership of the 77,625,120 shares of our Common Stock as of April 11, 2011, by each of our directors, all of our directors and executives as a group, and to the best of our knowledge, all holders of 5% or more of the issued and outstanding shares of the Company’s voting stock.  Unless otherwise noted, the address of all of the individuals and entities named below is care of INVO Bioscience, Inc., 100 Cummings Center, Suite 207P, Beverly, Massachusetts 01915:

Name and Address of Beneficial Owner (1)	Nature of Security	Number of Shares	Percentage of Common Stock

Directors and Officers:

Kathleen Karloff	Common Stock	7,200,000	9.27%

Claude Ranoux	Common Stock	25,703,613	33.11%

All directors and executive officers as a group (3 persons)		35,403,613	45.61%

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

Item 14.  Principal Accountant Fees and Services

Effective March 2, 2009, our independent registered public accounting firm is RBSM LLP.  Our independent registered public accounting firm was Webb & Company, P.A. prior to March 2, 2009.  Set forth below are the fees and expenses invoiced by RBSM LLP. for audit services provided to us in 2010 and 2009.  The following table summarizes the approximate aggregate fees billed to us or expected to be billed to us by our independent registered accounting firms for our 2010 and 2009 fiscal years:

	Fiscal Year Ended	Fiscal Year Ended
	December 31, 2010	December 31, 2009
Audit Fees	$65,000	$67,400
Audit Related fees	$3,000	$13,000
All Other Fees	$-	$-

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent auditors.  Under the procedure, the Board approves the engagement letter with respect to audit and review services.  Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board.  Any such approval by the designated member is disclosed to the entire Board at the next meeting.  The audit fees paid to the auditors with respect to fiscal year 2010 and 2009 were pre-approved by the entire Board of Directors.

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

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
INVO Bioscience, Inc.
Beverly, MA

We have audited the accompanying consolidated balance sheets of INVO Bioscience, Inc. (“the Company”), a development stage company, as of December 31, 2010 and 2009, and the related consolidated statements of losses, stockholders' deficiency, and cash flows for each of the two years in the period ended December 31, 2010 and 2009 and the period January 5, 2007 (date of inception) through December 31, 2010.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on the financial statements based upon our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Invo Bioscience, Inc. a development stage company, at December 31, 2010 and 2009 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2010  and for the period January 5, 2007 (date of inception) through December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ RBSM LLP

New York, New York April 15, 2011

INVO Bioscience, Inc.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

Assets
	December 31,	December 31,
	2010	2009

Current Assets:
Cash	$12,525	$79,052
Accounts receivable, net	15,706	3,064
Other receivable	-	-
Inventory	69,272	63,134
Prepaid expenses	1,940	46,991
Total current assets	99,443	192,241

Property and equipment, net	24,427	32,836

Other Assets:
Capitalized patents, net	57,126	62,759
Total other assets	57,126	62,759

Total assets	$180,996	$287,836

Liabilities and Stockholders' Deficiency

Current Liabilities:
Accounts payable	$628,249	$683,816
Accrued expenses	340,602	218,628
Accrued salaries	1,062,913	508,855
Note payable- related party	136,962	146,462
Line of credit	-	50,000
Convertible notes, net of debt discount of $18,875 and $297,897 respectively	325,624	12,103
Derivative liabilities	168,555	1,905,109
Total current liabilities	2,662,905	3,524,973

Total liabilities	2,662,905	3,524,973

Commitments and Contingencies
Stockholders' Deficiency:
Preferred Stock, $.0001 par value; 100,000,000 shares authorized; No shares issued and outstanding as of December 31, 2010 and 2009	-	-
Common Stock, $.0001 par value; 200,000,000 shares authorized; 74,536,286 and 58,926,322 issued and outstanding as of December 31, 2010 and 2009, respectively.	7,454	5,893
Additional paid-in capital	4,413,030	3,660,933
Stock subscription receivable	-	(155,000)
Accumulated deficit during the development stage	(6,902,393)	(6,748,963)
Total stockholders' deficiency	(2,481,909)	(3,237,137)

Total liabilities and stockholders' deficiency	$180,996	$287,836

The accompanying notes are an integral part of these consolidated financial statements.

INVO Bioscience, Inc.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF LOSSES

			From January 5, 2007
	Year Ended	Year Ended	(Inception) to
	December 31, 2010	December 31, 2009	December 31, 2010

Revenue:
Product Revenue	$67,648	$63,204	$168,846
Cost of Goods Sold:
Product Costs	21,828	41,391	73,306

Gross Margin:	45,820	21,813	95,540

Operating Expenses:

Research and development	-	7,650	92,761
Selling, general and administrative	1,561,200	1,856,904	5,432,880
Total operating expenses	1,561,200	1,864,554	5,525,641

Loss from operations	(1,515,380)	(1,842,741)	(5,430,101)

Other (Income) Expenses:
Gain in fair value of derivative liability	(1,824,951)	(507,424)	(2,332,375)
Interest expense and financing fees	463,001	3,326,152	3,804,667
Total other ( income) expenses	(1,361,950)	2,818,728	1,472,292

Loss before income taxes	(153,430)	(4,661,469)	(6,902,393)

Provisions for income taxes	-	-	-

Net Loss	$(153,430)	$(4,661,469)	$(6,902,393)

Basic net loss per weighted average shares of common stock	$(0.002)	$(0.085)
Diluted net loss per weighted average shares of common stock – See Note 1	$(0.024)	$(0.034)
Basic and diluted weighted average number of shares of common stock	63,500,488	54,736,168

The accompanying notes are an integral part of these consolidated financial statements.

INVO Bioscience, Inc.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
For the Period January 5, 2007 (Date of Inception) to December 31, 2010

	Common Shares	Stock Amount	Additional Paid in Capital	Subscription Receivable	Accumulated Deficit during Development Stage	Total

Stock issuance to founder in January 2007	24,991,379	$2,499	$17,501		-	$20,000

In Kind contribution of services in December 2007	-	-	90,865		-	90,865

In Kind contribution of interest in December 2007	-	-	2,298		-	2,298

Net Loss for the period January 5, 2007 (Inception) to December 31, 2007	-	-	-		(214,089)	(214,089)

Balance, December 31, 2007	24,991,379	$2,499	$110,664		$(214,089)	$(100,926)

Common stock issued for services in March 2008	10,728,442	1,073	11,978		-	13,051

Common stock issued for cash in April 2008	312,392	31	31,969		-	32,000

Common stock issued for cash in May 2008	365,588	37	54,963		-	55,000

Common stock issued for cash in June 2008	431,994	43	64,957		-	65,000

Common stock issued for cash in July 2008	399,148	40	59,960		-	60,000

Common stock issued for cash in August 2008	365,588	37	54,963		-	55,000

Common stock issued for cash in September 2008	1,136,751	114	174,886		-	175,000

In Kind Contribution of services in September 2008	-	-	160,821		-	160,821

In Kind Contribution of interest in September 2008	-	-	3,690		-	3,690

Common stock issued for cash in October 2008	1,118,186	112	199,826		-	199,938

Common stock issued for services in November 2008	265,623	27	40,029		-	40,056

Forfeited common stock for services not fully rendered during 2008	(2,239,585)	(224)	(1,568)		-	(1,792)

Common stock issued for cash in November 2008	431,994	43	64,957		-	65,000

Common stock issued to Registrant’s shareholders in December 2008	14,937,500	1,494	448,506	(450,000)	-	-

Common stock issued for Cash in December 2008	375,000	38	374,962		-	375,000

Net Loss, for the year ended December 31, 2008	-	-	-	-	$(1,873,405)	(1,873,405)

The accompanying notes are an integral part of these consolidated financial statements.

INVO Bioscience, Inc.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY (Continued)
For the Period January 5, 2007 (Date of Inception) to December 31, 2010

	Common Stock
	Shares	Amount	Additional Paid in Capital	Subscription Receivable	Accumulated Deficit during Development Stage	Total

Balance, December 31, 2008	53,620,000	$5,362	$1,855,565	$(450,000)	$(2,087,494)	$(676,567)

Cash received for Subscription Receivable in January 2009				100,000		100,000

Cash received for Subscription Receivable in February 2009				60,000		60,000

Common stock issued for services in March 2009	83,333	8	37,492			37,500

Cash received for Subscription Receivable in March 2009				40,000		40,000

Cash received for Subscription Receivable in April 2009				45,000		45,000

Common stock issued for services in May 2009	125,000	13	15,487			15,500

Common stock issued per favored nation agreement dated 12/5/08 in Sept. 09	1,125,000	113	(113)			-

Common stock issued for services in Sept. 2009	857,000	86	299,864			299,950

Forfeited common stock per 12/5/08 Purchase Agreement in August 2009	(562,500)	(56)	56			-

Common stock issued for services in November 2009	12,000	1	6,121			6,122

Common stock issued for Notes Payable (N.P.) Conversion in November 2009	2,100,000	210	209,790			210,000

Common stock issued for the interest related to N.P. Conversion in November 2009	42,930	4	4,289			4,293

Common stock issued for financing fees for broker services in November 2009	600,000	60	305,940			306,000

Cash received for Subscription Receivable in December 2009				50,000		50,000

Common stock issued for N.P. Conversion in December 2009	250,000	25	24,975			25,000

Common stock issued for the interest related to N.P. Conversion in December 2009	6,892	1	688			689

Common stock issued to a related party for cash in December 2009	666,667	67	99,933			100,000

Convertible Option Liability Conversion in December 2009			800,845			800,845

Net Loss, for the year ended December 31, 2009					$(4,661,469)	(4,661,469)

Balance, December 31, 2009	58,926,322	$5,893	$3,660,933	$(155,000)	$(6,748,963)	$(3,237,137)

Common stock issued for cash in January 2010	402,500	40	64,428			64,468

Common stock issued for services in February 2010	220,000	22	21,978			22,000

Common stock issued to employees for services in February 2010	810,000	81	80,919			81,000

Common stock issued for cash in February 2010	512,000	51	43,981			44,032

Common stock issued for services in April 2010	203,500	20	16,260			16,280

Common stock issued for services in May 2010	150,000	15	13,250			13,265

Common stock issued for cash in May 2010	200,000	20	19,980			20,000

Common stock issued for services in June 2010	650,000	65	65,935			66,000

Common stock issued for services in July 2010	1,663,000	166	161,404			161,570

Common stock issued for cash in August 2010	1,250,000	125	50,240			50,365

Common stock returned for Subscription Receivable in August 2010	(1,786,563)	(179)	(154,821)	155,000		0

Common stock issued for services in August 2010	230,000	23	11,477			11,500

Common stock issued for services in September 2010	342,065	35	17,070			17,105

Common stock issued for services in October 2010	1,220,000	122	101,178			101,300

Common stock issued for cash in October 2010	200,000	20	11,780			11,800

Common stock issued for Convertible Note in November 2010	811,587	81	25,419			25,500

Common stock issued for cash in November 2010	200,000	20	7,980			8,000

Common stock issued for services in December 2010	2,095,474	210	97,186			97,396

Common stock issued to employees for services in December 2010	4,677,841	468	46,310			46,778

Common stock issued for Convertible Note in December 2010	1,558,560	156	29,844			30,000

Convertible Option Liability Conversion in December 2010			20,299			20,299

Net Loss, for the year ended December 31, 2010					$(153,430)	(153,430)

Balance, December 31, 2010	74,536,286	$7,454	$4,413,030	$-	$(6,902,393)	$(2,481,909)

The accompanying notes are an integral part of these consolidated financial statements.

INVO Bioscience, Inc.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS of CASH FLOWS

			From January 5, 2007
	For the Year Ended December 31, 2010	For the Year Ended December 31, 2009	(Inception) to December 31, 2010

Net Loss	$(153,430)	$(4,661,469)	$(6,902,393)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash stock compensation issued for services	506,415	665,072	1,223,072
In kind contribution to employees	127,778	-	379,464
Reserve for allowance for doubtful accounts	(7,528)	39,505	35,777
Accretion of convertible debt discount	279,021	247,104	526,125
Depreciation and amortization	14,042	14,042	41,743
Non-cash financing and derivative (gains) losses	(1,736,554)	2,160,952	424,398
Changes in operating assets and liabilities:
Receivables	(5,114)	(874)	(51,483)
Inventories	(6,138)	7,588	(69,270)
Prepaid expenses and other current assets	45,050	26,794	(13,790)
Accounts payable	(55,567)	456,955	627,978
Accrued compensation	554,059	508,855	1,062,914
Other accrued expenses	121,974	(391,188)	290,139
Net cash used in operating activities	(315,992)	(926,664)	(2,425,326)

Cash flows from investing activities:
Purchase of equipment	-	-	(42,858)
Purchase of intangible assets	-	-	(77,742)
Net cash used in investing activities	-	-	(120,600)

Cash flows from financing activities:
Proceeds from demand note payable	-	-	50,000
Repayment from demand note payable	(50,000)		(50,000)
Proceeds from loan payable- insurance	-	-	70,587
Proceeds from loan payable- related party	-	88,000	190,889
Repayment of loan payable- related party	(9,500)	(38,000)	(53,928)
Proceeds from convertible note payable	34,500	545,000	579,500
Proceeds from the issuance of common stock	274,465	395,000	1,771,403
Net cash provided by financing activities	249,465	990,000	2,558,451

Net (decrease) increase in cash and cash equivalents	(66,527)	63,336	12,525

Cash and cash equivalents at beginning of period	79,052	15,716	-

Cash and cash equivalents at end of period	$12,525	$79,052	$12,525

Supplemental disclosure of non-cash financing activity:
Cash paid for interest	$16,568	$6,494	$32,560
Cash paid for taxes	$456	1,084	$1,540
Common stock issued upon note payable and accrued interest conversion	$55,500	239,982	$295,482

The accompanying notes are an integral part of these  consolidated financial statements.

INVO BIOSCIENCE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 and 2009

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

Through December 31, 2010, we have generated minimal revenues, have incurred significant expenses and have sustained losses.  Consequently, our operations are subject to all the risks inherent in the establishment of a new business enterprise.

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
DECEMBER 31, 2010 and 2009

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

The accompanying consolidated financial statements present the historical financial condition, results of operations and cash flows of the Company prior to the merger with Emys.  The accompanying consolidated financial statements present on a consolidated basis the accounts of the Company and its wholly owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.

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

(D) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.  As of December 31, 2010 and 2009, the Company had $12,000 and $79,000 cash equivalents, respectively.

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

INVO BIOSCIENCE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 and 2009

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

The following is a reconciliation of net income and share amounts used in the computation of loss per share for the years ended December 31, 2010 and 2009:

	December 31, 2010	December 31, 2009
Net loss used in computing basic net income per share	$(153,430)	$(4,661,469)
Impact of assumed assumptions:
Gain on warrant liability marked to fair value	(1,736,554)	-
Net loss used in computing diluted net loss per share	$(1,889,984)	$(4,661,469)

There were 1,354,466 common share equivalents at December 31, 2010 and 1,630,000 at December 31, 2009. For the years ended December 31, 2010 and 2009, these potential shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

INVO BIOSCIENCE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 and 2009

(I) Fair Value of Financial Instruments

ASC 825-10-50, “Disclosures about Fair Value of Financial Instruments,” (formerly SFAS No. 107) requires disclosure of the fair value of certain financial instruments.  The carrying value of cash and cash equivalents, accounts payable and borrowings, as reflected in the balance sheets, approximate fair value because of the short-term maturity of these instruments.

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

(J) Income Taxes

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

(K) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(L) Concentration of Credit Risk

The Company at times has cash in banks in excess of FDIC insurance limits.  The Company had no amounts in excess of FDIC insurance limits as of December 31, 2010 and December 31, 2009.

(M) Revenue Recognition

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

INVO BIOSCIENCE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 and 2009

(N) Long- Lived Assets

Long-lived assets and certain identifiable assets related to those assets are periodically reviewed for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable.  If the non-discounted future cash flows of the enterprise are less than their carrying amount, their carrying amounts are reduced to the fair value and an impairment loss recognized.  There was no impairment recorded from January 5, 2007 (inception) to December 31, 2010.

(O) Research and Development

The Company accounts for research and development costs in accordance with the ASC 730-10 “Accounting for Research and Development Costs” (SFAS 2).  Research and development costs include expenses incurred by the Company for research, design and development of our proprietary technology and are charged to operations as incurred.  Accordingly, internal research and development costs are expensed as incurred.  Total expenditures on research and product development for 2010 and 2009 were approximately $0 and $7,600 respectively.

(P) Reclassifications

Certain reclassifications have been made in prior year's financial statements to conform to classifications used in the current year.

(Q) Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 2	GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company is in the development stage and commenced operations in December 2008, in 2010 has a net loss of $153,000, a working capital deficiency of $2,564,000, a stockholder deficiency of $2,482,000 and cash used in operations of $316,000 for the year ended December 31, 2010.  This raises substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.

INVO BIOSCIENCE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 and 2009

NOTE 3	INVENTORY

As of December 31, 2010 and 2009, the Company recorded the following inventory balances:

	December 31, 2010	December 31, 2009
Raw Materials	$-	$-
Work in Process	40,971	49,507
Finished Goods	28,301	13,627
Total Inventory	$69,272	$63,134

NOTE 4	PROPERTY AND EQUIPMENT

The estimated useful lives and accumulated depreciation for furniture, equipment and software are as follows:

Estimated Useful Life
Molds	3 to 7 years
Computers and Software	3 to 5 years

	December 31, 2010	December 31, 2009
Manufacturing Equipment- Molds	$35,263	$35,263
Less: Accumulated Depreciation	(12,734)	(6,857)
Network/IT Equipment	7,595	7,595
Less: Accumulated Depreciation	(5,696)	(3,165)
	$24,427	$32,836

During the periods ended December 31, 2010 and 2009, the Company recorded $8,409 in depreciation expense.

INVO BIOSCIENCE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 and 2009

NOTE 5	PATENTS

As of December 31, 2010 and 2009, the Company recorded the following patent costs:

	December 31, 2010	December 31, 2009
Total Patents	$77,743	$77,743

Less: Accumulated Amortization	(20,617)	(14,984)

Patent costs, net	$57,126	$62,759

During the periods ended December 31, 2010 and 2009, the Company recorded $5,633 in amortization expenses.

Estimated amortization expense as of December 31, 2010 is as follows:

Years ended December 31,

2011	$5,633
2012	5,633
2013	5,633
2014	5,633
2015 and thereafter	34,594
Total	$57,126

NOTE 6	WORKING LINE OF CREDIT

At December 31, 2010, the Company has paid and closed its $50,000 working capital line of credit with Century Bank, the line matured May 31, 2010.  At December 31, 2010 and 2009, the balance outstanding on the line of credit was $0 and $50,000 respectively.

INVO BIOSCIENCE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 and 2009

NOTE 7	CONVERTIBLE NOTES

During 2009, the Company issued convertible notes payable (“Bridge Notes”) to investors in the aggregate amount of $545,000.  The Bridge Notes carry interest rates ranging from 10-12% and were due in full in one year from the date of issuance. Bridge Notes with a value of $235,000 have been converted into shares of the Company’s Common Stock, the remaining Bridge Notes terms have been extended. The Bridge Notes and accrued interest are convertible into Common Stock of the Company at a conversion price of $0.10 per share, subject to adjustments.  In addition to the Bridge Notes, the Company issued warrants to purchase 5,750,000 shares of the Company’s Common Stock at a price of $0.20 per share.  The Company valued the conversion feature of the Bridge Notes and the warrants issued as consideration for the notes payable via the Black-Scholes valuation method.  The total fair value calculated for the conversion was $1,493,710, which is recorded as a derivative liability on the Company’s balance sheet.  Of this amount, $151,826 was allocated to the discount on the Bridge Notes and $1,341,884 was charged to operations.  The total fair value calculated for the warrants was $1,719,666, which is recorded as a derivative liability on the Company’s balance sheet.  Of this amount, $393,174 was allocated to the discount on the Bridge Notes, and $1,326,492 was charged to operations.  The aggregate discount on the Bridge Notes was $545,000, and the aggregate amount initially charged to operations was $2,668,376.  For the year ended December 31, 2010 we recorded a gain of $ 1,736,554 as compared to an expense of $2,160,652 in the same period of 2009.  Additionally for the years ended December 31, 2010 and 2009 we recorded a net reduction of $1,824,951 and $507,424 respectively, related to the fair value of the derivative liability.

During 2010, $235,000 of the Bridge Notes were converted into shares of Common Stock and the fair value of the derivative liability was recalculated and reduced to $593,997 with adjustments to revaluation expense of $248,997 and $800,845 to additional paid in capital.  As of December 31, 2010 the discount of $545,000 has been fully amortized to interest expense over the one year term of the Bridge Notes using the effective interest method.  As of December 31, 2010 and 2009, the Company recorded $297,896 and $247,104 respectively in amortization expense of the discount on the Bridge Notes.  Interest in the aggregate amount of $34,823 and $18,329 was accrued on the Bridge Notes during 2010 and 2009 respectively.

During 2010, the Company reached an agreement with one of the Bridge Note investors who had converted their notes into shares to cancel those 1, 750,000 shares and the corresponding 1,750,000 warrants and apply the proceeds to an existing debt, a stock subscription receivable with the company.

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

As of December 31, 2010, the Company recorded $37,025 in amortization expense of the discount on the Q2 Notes.  Interest in the aggregate amount of $3,570 was accrued on the Q2 Notes during 2010.

NOTE 8	NOTE PAYABLE AND OTHER RELATED PARTY TRANSACTIONS

On September 18, 2008, the Company entered into a related party transaction with Dr. Claude Ranoux.  Dr. Ranoux is the President, Director and Chief Scientific Officer of the Company.  Dr. Ranoux had loaned funds to the Company to sustain its operations since January 5, 2007 (inception).  Dr. Ranoux’s total original cumulative investment as of December 31, 2008 was $96,462, as of December 31, 2010 it is $48,962 (“the Principal Amount”) in INVO Bioscience.  On March 26, 2009, the Company and Dr. Ranoux agreed to re-write the agreement to a non-convertible note payable bearing interest at 5% per annum, the term of the note has been extended, the repayment date is October 31, 2011.  The Company and Dr. Ranoux can jointly decide to repay the loan earlier without prepayment penalties.  During 2010, $9,500 was repaid on the principal of the loan.

INVO BIOSCIENCE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 and 2009

On March 5, 2009, the Company entered into a related party transaction with Kathleen Karloff, the Chief Executive Officer and a Director of the Company.  Ms. Karloff provided a short-term loan in the amount of $75,000 bearing interest at 5% per annum to the Company to fund operations.  In May 2009, Ms. Karloff loaned to the Company an additional $13,000, making her total cumulative loan $88,000 as of December 31, 2009.  This note was due on September 15, 2009, which has since been extended to October 31, 2011.

For the years ended December 31, 2010 and 2009, the Company charged interest expense totaling $7,006 and $5,496 respectively.

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

As of the Closing of the Share Exchange, Lionshare Ventures, Inc. (LSV), a shareholder in INVO Bioscience and the Company, executed a pledge agreement between the two parties reaffirming LSV‘s original agreement dated May 18, 2008, the outstanding balance as of the original agreement was $450,000 for shares of Common Stock previously issued but not paid for noted in the Company’s financial statements as a subscription receivable in its equity section of the balance sheet.  The agreement called for two million shares to be held in escrow by the Company until the $450,000 balance was paid in full by the due date.  On June 10, 2009, the two parties executed an extension of the time in which the balance outstanding of $205,000 was to be paid to December 5, 2009.  As of December 31, 2009, LSV had delivered $295,000 and the Company released 1,000,000 of shares of Common Stock from escrow.  LSV then took an additional 225,000 shares without authorization.  During 2010 the Company and LSV reached a settlement and as of December 31, 2010 all olbigations are considered met.

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

INVO BIOSCIENCE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 and 2009

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
DECEMBER 31, 2010 and 2009

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

INVO BIOSCIENCE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 and 2009

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

In August 2010, the Company issued an aggregate of 230,000 shares of Common Stock for strategic partnership development services with a value totaling $11,500.

In September 2010, the Company issued an aggregate of 342,065 shares of Common Stock for the payment of outstanding accounts payable invoices for tax and advisory services rendered, the total value of the issuance was $17,100.

In October 2010, the Company issued an aggregate of 1,220,000 shares of Common Stock for consulting and investor relation services having a value of $98,500.

In October 2010 and again in November 2010, we requested that AGS Capital purchase 200,000 shares of Common Stock for resale under our Reserve Equity Financing Agreement.  We received cash of $11,800 and $8,000 respectively.

In November 2010, Asher Enterprises requested the conversion of $25,500 of its convertible notes (Q2 Notes) with the Company and 811,587 shares of Common Stock were issued. These shares were exempt from registration pursuant to Section (4)(2) of the Securities Act.

In December 2010, the Company issued an aggregate of 4,677,841 shares of Common Stock with a value of $46,778 to all of its employees for services performed above and beyond what was expected over the past years. Upon the issuance of these shares all previous commitments were canceled.

In December 2010, Asher Enterprises requested the conversion of $30,000 of its convertible notes (Q2 Notes) with the Company and 1,558,560 shares of Common Stock were issued. These shares were exempt from registration pursuant to Section (4)(2) of the Securities Act.

In December 2010, the Company issued an aggregate of 2,095,474 shares of Common Stock for the payment of outstanding accounts payable invoices for legal, accounting and advisory services rendered, the total value of the issuance was $97,396.

NOTE 10	STOCK OPTIONS AND WARRANTS

Stock Options

Since January 1, 2008, the Company has signed agreements for officers, executives and service providers of the Company to receive stock grants and options.  As of December 31, 2008, a total of 303,500 shares of Common Stock and options to purchase an additional 500,000 of the Company’s Common Stock were agreed to be issued and the Company recorded an accrued liability of $313,500.  During 2009, the Company made commitments to grant another 107,000 options to a new employee and consultants.  In September 2009, the Company issued or canceled all of its committed stock grants and options and as of December 31, 2010, the Company does not have any committed and unissued shares.

INVO BIOSCIENCE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 and 2009
Warrants

The following table, as of December 31, 2010, summarizes the changes in warrants outstanding and the related prices for the shares of the Company's Common Stock issued to non-employees of the Company.  These warrants were granted in lieu of cash compensation for services performed or financing expenses in connection with placement of convertible debentures and sale of Common Stock shares.

Warrants Outstanding			Warrants Exercisable
		Weighted			Weighted
		Average	Weighted		Average
		Remaining	Average		Remaining
Exercise	Number	Contractual	Exercise	Number	Contractual
Prices	Outstanding	Life (years)	Price	Exercisable	Life (years)
$0.10	300,000	3.69	$0.10	300,000	3.69
$0.20	3,900,000	3.36	$0.20	3,900,000	3.36
$0.30	666,667	3.98	$0.30	666,667	3.98
Total	4,866,667	3.46	0.21	4,866,667	3.46

Transactions involving warrants are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2008	-	$-
2009 Granted	6,416,667	0.21
2009 Exercised	-	-
2009 Cancelled or expired	-	-
Outstanding at December 31, 2009	6,416,667	$0.21
2010 Granted	200,000	0.20
2010 Exercised	-	-
2010 Cancelled or expired	(1,750,000)	0.20
Outstanding at December 31, 2010	4,886,667	$0.21

INVO BIOSCIENCE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 and 2009

The estimated value of the compensatory warrants granted to non-employees in exchange for financing expenses was determined using the Black-Scholes pricing model and the following assumptions:

December 31,
2010
Expected volatility	150%
Expected life (years)	1.6 - 4.3
Risk free interest rate	2.3%
Forfeiture rate	-
Dividend rate	-

NOTE 11	DERIVATIVE LIABILITY

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

ASC 815-40 mandates a two-step process for evaluating whether an equity-linked financial instrument or embedded feature is indexed to the entity’s own stock.  As disclosed in Note 7, during 2009, the Company entered into short term convertible loans with attached warrants, which contain a strike price adjustment feature.  The anti-dilution provisions in the convertible notes and warrants trigger liability treatment.  At the end of each quarter since their issuance in 2009, the liability has been adjusted for the change in fair value of the warrants.  In accordance with ASC 815-40, a derivative liability of $168,555 and $1,905,109 related to the loan conversion feature and warrants is included in our consolidated balance sheets as of December 31, 2010 and 2009 respectively.  During 2009, we recorded an expense of $2,668,376 related to the expense in excess of the discount on the loan conversion feature and warrants and a decrease in that expense of $507,424 related to the change in fair value of the loan conversion feature and warrants as of December 31, 2009.  In 2010 we recorded an additional decrease in that expense of $1,824,951 related to the change in fair value of the loan conversion feature and warrants through December 31, 2010.

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

INVO BIOSCIENCE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO  CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 and 2009

As a result of the adoption of ASC 815-40, the Company is required to disclose the fair value measurements required by ASC 820, “Fair Value Measurements and Disclosures.”  The other liabilities recorded at fair value in the balance sheet as of December 31, 2010 are categorized based upon the level of judgment associated with the inputs used to measure their fair value.  Hierarchical levels, defined by ASC 820 are directly related to the amount of subjectivity associated with the inputs to fair valuations of these liabilities are as follows:

Level 1 —	Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date;

Level 2 —	Inputs other than Level 1 inputs that are either directly or indirectly observable; and

Level 3 —	Unobservable inputs, for which little or no market data exist, therefore requiring an entity to develop its own assumptions.

The following table summarizes the financial liabilities measured at fair value on a recurring basis as of December 31, 2010, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

				Liabilities
	Level 1	Level 2	Level 3	at fair value
Derivative liability	-	-	169,000	169,000

Warrant derivative liability — these instruments consist of certain of our warrants with anti-dilution provisions.  These instruments were valued using pricing models, which incorporate the Company’s stock price, volatility, U.S. risk free rate, dividend rate and estimated life.

The following is a reconciliation of the derivative liability for which Level 3 inputs were used in determining fair value:

Beginning balance as of January 1, 2010	$1,905,000
Fair value of conversion features and warrants issued	109,000
Gain on cancellation of warrants	(115,000)
Gain in change in fair value	(1,730,000)
Ending balance as of December 31, 2010	$169,000

NOTE 13	INCOME TAXES

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

INVO BIOSCIENCE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 and 2009

The Company’s total deferred tax liabilities, deferred tax assets, and deferred tax asset valuation allowances are as follows:

	December 31, 2010	December 31, 2009
Total deferred tax assets	$2,755,000	$2,715,000
Less valuation allowance	(2,755,000)	(2,715,000)
Total deferred tax liabilities	-	-
Net deferred tax asset (liability)	$-	$-

Those amounts have been presented in the company’s financial statements as follows:

Noncurrent deferred tax asset	$-	$-
Current deferred tax liability	-	-
Net deferred tax asset (liability)	$-	$-

The company has a loss carry forward of $6,902,000 that may be offset against future taxable income.  Substantially all of the carry forwards expire in 2030.

Income tax provision (benefit) consists of the following components:

	2010	2009
Current	$-	$-
Deferred	-	-
Tax benefit of net operating loss carry forward	-	-
Total tax expense (benefit)	$-	$-

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

 INVO BIOSCIENCE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 and 2009

NOTE 14	COMMITMENTS AND CONTINGENCIES

A)	Operating Leases

On January 1, 2007, the Company entered into an operating lease (the “lease”) with Cummings Properties, LLC, to lease 3,294 square feet of general office space.  The lease commenced on January 1, 2007 and was automatically extended in October 2008 until December 29, 2010.  The Company agreed to pay a security deposit of $3,000 on January 1, 2007, which was repaid to the Company in equal $500 installments over the first six months of the lease.  The Company received no rent incentives or improvement allowances under this agreement.  The lease requires the Company to pay minimum lease payments of $2,000 per month for the duration of the lease.  The lease is subject to a cost of living increase equal to the Boston, MA Consumer Price Index at the beginning of each calendar year.  As of January 1, 2009, the Company’s monthly lease payments under this agreement increased 5.42% from inception to $2,108.

On January 1, 2011, the Company entered into a month to month rental agreement with Highland- March Executive Suites within its current location at the Cummings Center for the space and services it requires.

Fiscal Year	Minimum Future Lease Payments

2011	$0

B)	Litigation

On March 24, 2010, INVO Bioscience, Inc., Claude Ranoux and Kathleen Karloff were served an Amended Complaint, the original of which was filed on December 31, 2009 at the Suffolk Superior Court Business Litigation Session by two former employees of Medelle Corporation, and a former investor in and creditor of Medelle Corporation.  These plaintiffs allege various claims of wrongdoing relating to the sale of the assets from Medelle to Dr. Ranoux.  They claim that Dr. Ranoux, Ms. Karloff and Medelle Corporation (and therefore INVO Bioscience as an alleged successor corporation) violated alleged duties owed to them in connection with the sale.

Dr. Ranoux, Ms. Karloff and INVO Bioscience have challenged these allegations, which they believe are baseless.  The sale and transfer of the assets of Medelle was professionally handled by an independent third party after approval by the Medelle Board of Directors representing a majority its shareholders.  Medelle’s Board  voted to proceed with an assignment for the benefit of creditors (AFBC) and gave complete authority to the President & CEO at that time (neither Dr. Ranoux or Ms. Karloff)  to work with the third party and get the best possible price through a sealed bid auction.  The third party was responsible for notifying all the appropriate parties and for filing notices in various professional publications and newspapers of Medelle’s intention to sell its assets.  The third party also contacted numerous large medical device and bio-pharma companies to learn if they would be interested in acquiring the assets.  On the day of the auction, Dr. Ranoux submitted the only bid and was awarded the assets upon full payment.

During 2010, Dr. Ranoux, Ms. Karloff and INVO Bioscience filed Motions to Dismiss as to all claims pursuant to M.R.C. P. 12(b)(6).  In her written Decision rendered on November 12, 2010, the judge dismissed all claims against INVO, Bio X Cell and Ms. Karloff and also dismissed the claims against Dr. Ranoux for civil conspiracy and breach of M.G.L. c. 93A.  The judge denied Dr. Ranoux’s motion to dismiss the remaining breach of fiduciary duty and fraud claims.  The plaintiffs allege in their Amended Complaint that Dr. Ranoux committed fraud by failing to inform them of the details of the Medelle auction, which claims of non-disclosure are actionable under the law when there is a duty to disclose imposed, for instance, by a fiduciary relationship.

INVO BIOSCIENCE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 and 2009

From the outset, Dr. Ranoux, Ms. Karloff and INVO have contended that the claims are without factual or substantive legal merit and have insisted on the strongest possible defense.  Going forward as to Dr. Ranoux only at this time, we expect discovery will reveal, among other things, that Dr. Ranoux had no role or responsibility in the disposition and sale of Medelle’s assets, that Ranoux in fact had been terminated as a company employee in September 2006 (as had Ms. Karloff), that Medelle’s Board of Directors voted in its entirety to delegate authority to the CEO at that time to effect an AFBC, that the assignee and, to some extent, the former CEO, controlled the auction and sale process, including as to notice to shareholders, and that Dr. Ranoux had nothing to do with the sale except as the only bidder and ultimate purchaser of the assets.

We will continue to vigorously oppose the remaining claims.  Although the Judge’s rulings as to INVO Bioscience and Karloff are subject to appeal, the Company remains confident there is no merit to the suit and intends to continue to resist the case and any appeal vigorously.

Outside of the above mentioned item neither INVO Bioscience, Inc., nor Bio X Cell, Inc, our wholly owned subsidiary, either directly or indirectly, are involved in any lawsuit outside the ordinary course of business, the disposition of which would have a material effect upon either our results of operations, financial position or cash flows.

C)	Consulting agreements

In July 2010, we entered into a public and investor relations and awareness agreement with Equititrend Advisors LLC of San Diego, CA, who will provide public relations, communications, advisory and consulting services for four months for 1 million shares of the Company’s Common Stock.  In October the Company extended the contract for an additional 9 months for 1 million shares.

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

E)	Employee Agreements

The Company has employee agreements for officers, executives and employees of the Company.  The Company has agreements with its five current employees.

INVO BIOSCIENCE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 and 2009

NOTE 15	SUBSEQUENT EVENTS

In January 2011, we issued 400,000 shares to AGS Capital Group LLC  for shares they purchased under our Reserve Equity Financing Agreement with them for a value of $6,800, these funds were used to pay patent annuities.

In January 2011, Asher Enterprises requested the conversion of $16,900 of its convertible notes (Q2 Notes) and accrued interest with the Company and 938,864 shares of Common Stock were issued. These shares were exempt from registration pursuant to Section (4)(2) of the Securities Act.

In February 2011, Asher Enterprises requested the conversion of $21,200 of its convertible notes (Q2 Notes) and accrued interest with the Company and 1,163,637 shares of Common Stock were issued. These shares were exempt from registration pursuant to Section (4)(2) of the Securities Act. With the issuance of these shares, the Q2 Notes are closed.

In March 2011, the Company issued a convertible note (“Q111 Note”) payable to Asher Enterprises in the amount of $37,500.  The Q111 Note carries an 8% interest rate and is due in full nine months from the date of issuance.  The Q 111 Note is convertible into Common Stock of the Company starting 90 days after the issuance date until maturity or when paid whichever is later.  The conversion price is variable, based on a fifty percent discount per share on the average of the three lowest trading prices for the ten trading days ending one trading day prior to the date the conversion notice is sent to the Company, subject to adjustments.

In April 2011, the Company issued a short term convertible note (“Note”) payable to a current investor in the amount of $50,000. This note is similar to the “Bridge Notes” previously issued and discussed; it is a 10% short term convertible note. The Company can pre-pay the Note at any time without penalty or premium. The Note is secured and carries detachable Common Stock purchase warrants.

The Note is convertible into common stock at a conversion price of $0.03 per common stock share. The Investor has the option to convert all or any portion of the principal amount of the note outstanding at any time, together with any accrued and unpaid interest hereunder into shares of common stock at the conversion price. Additionally under the Purchase Agreement (the “Purchase Agreement”) as additional consideration for the investment in the Notes, the Company issued a warrant to purchase the number of shares of Common Stock equal to 100% of the quotient of the principal amount of the note issued to the Investor divided by the Conversion Price or $0.03 per share.  The exercise price of the Warrants shall equal $0.06 per share, or 100% times that of the conversion price.  The Purchase Agreement also includes certain negative covenants of the Company, including, without limitation, limitations on:  incurring additional indebtedness and liens, transactions with affiliates and payment of dividends.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 15, 2011.

INVO Bioscience, Inc.

Date April 15, 2011	By:	/s/ Kathleen Karloff
Kathleen Karloff
Chief and Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 15, 2011.

Signature	Capacity

/s/ Kathleen Karloff	Chief and Principal Executive Officer, Director
Kathleen Karloff

/s/ Dr. Claude Ranoux	President, Treasurer and Director
Dr. Claude Ranoux

/s/ Robert J. Bowdring	Chief Financial Officer (Principal Financial and Accounting Officer)
Robert J. Bowdring

EXHIBIT INDEX

Exhibit No.	Description
2. 1	Share Exchange Agreement, dated December 5, 2008, by and amongst INVO Bioscience and INVO Bioscience Shareholders(3)
2. 2	Securities Purchase Agreement dated December 5, 2008, between INVO Bioscience and the investors named therein(3)
3. 1	Articles of Incorporation (1)
3. 2	Certificate of Amendment to Articles of Incorporation of INVO Bioscience(1)
3. 3	By-Laws of INVO Bioscience (2)
3. 4	Certificate of Amendment to Articles of Incorporation of INVO Bioscience dated December 22, 2008(4)
4. 1	Form of Senior Secured Convertible Promissory Note(9)
4. 2	Form of Purchase Agreement(9)
4. 3	Form of Warrant Purchase Agreement(9)
4. 4	Reserve Equity Financing Agreement, dated October 28, 2009, by and between AGS Capital Group, LLC and Invo Bioscience, Inc(11)
4. 5	Registration Rights Agreement, dated October 28, 2009, by and between AGS Capital Group, LLC and Invo Bioscience, Inc.(11)
4. 6	Registration Statement for the prospectus to sell shares of INVO Bioscience’s Common Stock to AGS Capital Group, LLC dated December 21, 2009 (13)
4. 7	Amended Registration Statement for the prospectus to sell shares of INVO Bioscience’s Common Stock to AGS Capital Group, LLC dated December 29, 2009 (14)
10. 1	Distribution Agreement between the company and Orbital Group, LLC.(2)
10. 2	Employment Agreement for the Registrant’s President(7)
10. 3	Employment Agreement for the Registrant’s Chief Executive Officer(7)
10. 4	Employment Agreement for the Registrant’s Chief Financial Officer(7)
10. 5	Customer Distribution Agreement – Canada – MediTech First(7)
10. 6	Customer Distribution Agreement – Turkey – Gonagen(7)
10. 7	Customer Distribution Agreement – Peru – CRHL(7)
10. 8	Claude Ranoux Loan Agreement(8)
10. 9	Claude Ranoux Revised Loan Amendment(8)
10.10	Wakabayashi Fund, LLC Agreement(8)
10.11	Red Chip Securities, Inc. Agreement(8)
10.12	Kathleen Karloff Loan Agreement(8)
10.13	Hallmark Investments, Inc. Agreement(9)
10.14	Kathleen Karloff Revised Loan Agreement(10)
10.15	Lionshare Ventures Revised Agreement(10)
10.16	Placement Agent Agreement, dated September 22, 2009, by and between Gilford Securities, Inc. and Invo Bioscience, Inc.(11)
10.17	College Stock, Inc. Agreement(12)
21.01	Subsidiaries of the Registrant(13)
31.01	Certification by Chief Executive Officer pursuant to Rule 13a-4(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.02	Certification by Chief Financial Officer pursuant to Rule 13a-4(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.00	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
(14) Incorporated by reference to the Company’s amended Registration Statement on Form S-1/A, File No. 333-163882, as filed on December 29, 2009.
(15) Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and filed with the Securities and Exchange Commission on April 6, 2010