Form 10-Q
period 2011-03-31
INVO Bioscience, Inc.
filed 2011-05-23
CIK 1417926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from                           to

Commission file number 333-147330

INVO Bioscience, Inc.
(Exact name of registrant as specified in its charter)

Nevada	20-4036208
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Cummings Center Suite 207P, Beverly, MA 01915
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

Shares of common stock, par value $.0001 per share:  77,625,120 shares outstanding as of May 19, 2011.

INVO Bioscience, Inc.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2011

Item		Page Number
Part I

1.	Financial Statements (Unaudited):	3
1a.	Condensed Consolidated Balance Sheets as of March 31, 2011 and December 31, 2010	3
1b.	Condensed Consolidated Statements of Operations for the three months ended March 31, 2011 and 2010 and from the period January 5, 2007 (date of inception) to March 31, 2011.	4
1c.	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2011 and 2010 and from the period January 5, 2007 (date of inception) to March 31, 2011.	5
1d.	Notes to the Unaudited Condensed Consolidated Financial Statements	6
2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
3.	Quantitative and Qualitative Disclosures about Market Risk	21
4.	Controls and Procedures	21
4a.	Evaluation of Disclosure Controls and Procedures	21
4b.	Changes in Internal Controls Over Financial Reporting	21

Part II

1.	Legal Proceedings	22
1A.	Risk Factors	22
2.	Unregistered Issuance of Equity Securities and Use of Proceeds	22
3.	Defaults Upon Senior Securities	23
4.	[Reserved]	23
5.	Other Information	23
6.	Exhibits	23
	Signatures	24

PART I.  FINANCIAL INFORMATION
Item 1.       Financial Statements (unaudited)

 INVO BIOSCIENCE, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS

Assets
	March 31,	December 31,
	2011	2010
Current Assets:
Cash	$5,157	$12,525
Accounts receivable, net	15,929	15,706
Other receivable	-	-
Inventory	65,032	69,272
Prepaid expenses	978	1,940
Total current assets	87,096	99,443

Property and equipment, net	22,325	24,427

Other Assets:
Capitalized patents, net	55,718	57,126
Total other assets	55,718	57,126

Total assets	$165,139	$180,996

Liabilities and Stockholders' Deficiency

Current Liabilities:
Accounts payable	$616,448	$628,249
Accrued expenses	356,262	340,602
Accrued salaries	1,178,190	1,062,913
Note payable- related party	134,962	136,962
Convertible notes, net of debt discount of$25,938 and$18,875 respectively	321,562	325,624
Derivative liabilities	179,834	168,555
Total current liabilities	2,787,258	2,662,905
Total liabilities	2,787,258	2,662,905

Commitments and Contingencies
Stockholders' Deficiency:
Preferred Stock, $.0001 par value; 100,000,000 shares authorized; No shares issued and outstanding as of March 31, 2011and December 31, 2010	-	-
Common Stock, $.0001 par value; 200,000,000 shares authorized; and 77,167,120 and 74,536,286 issued and outstanding as of March 31, 2011 and December 31, 2010, respectively.	7,717	7,454
Additional paid-in capital	4,471,382	4,413,030
Accumulated deficit during the development stage	(7,101,218)	(6,902,393)
Total stockholders' deficiency	(2,662,119)	(2,481,909)

Total liabilities and stockholders' deficiency	$165,139	$180,996

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INVO BIOSCIENCE, INC.
(A DEVELOPMENT STAGE COMPANY)
 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited)

	For the three months ended March 31, 2011	For the three months ended March 31, 2010	From January 5, 2007 (Inception) to March 31, 2011
Revenue:
Product revenue	$33,059	$26,820	$201,905
Cost of Goods Sold:
Product costs	6,226	8,322	79,532

Gross Margin:	26,833	18,498	122,373

Operating Expenses:
Research and development	-	-	92,761
Selling, general and administrative	200,954	446,627	5,633,834
Total operating expenses	200,954	446,627	5,726,595

Loss from operations	(174,121)	(428,129)	(5,604,222)

Other (Income) Expenses:

Gain in fair value of derivative liability	(4,171)	(1,352,971)	(2,336,546)
Interest expense and financing fees	28,875	54,274	3,833,542
Total other (income) expenses	24,704	(1,298,697)	1,496,996

Income (loss) before income taxes	(198,825)	870,568	(7,101,218)

Provisions for income taxes	-	-	-

Net income (loss)	$(198,825)	$870,568	$(7,101,218)

Basic net income (loss) per weighted average shares of common stock	$(0.003)	$0.014
Diluted net income (loss) per weighted average shares of common stock - See Note 1	$(0.003)	$0.014
Basic and diluted Weighted average number of shares of common stock	76,693,686	60,186,156

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INVO BIOSCIENCE, INC
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the three months ended March 31, 2011	For the three months ended March 31, 2010	From January 5, 2007 (Inception) to March 31, 2011

Net income (loss)	$(198,825)	$870,568	$(7,101,218)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Non-cash stock compensation issued for services	3,850	22,000	1,226,922
In kind contribution to employees	-	81,000	379,464
Reserve for allowance for doubtful accounts	-	2,692	35,777
Accretion of convertible debt discount	-	32,995	526,125
Depreciation and amortization	3,510	3,510	45,255
Net non-cash financing and derivative losses (gains)	4,216	(1,352,971)	428,614
Changes in operating assets and liabilities:
Receivables	(223)	(25,520)	(51,706)
Inventories	4,240	5,596	(65,032)
Prepaid expenses and other current assets	961	28,954	(12,829)
Accounts payable	(11,800)	(7,319)	616,178
Accrued compensation	115,277	148,800	1,178,191
Other accrued expenses	15,660	7,304	305,799
Net cash used in operating activities	(63,134)	(182,391)	(2,488,460)

Cash flows from investing activities:
Purchase of equipment	-	-	(42,858)
Purchase of intangible assets	-	-	(77,742)
Net cash used in investing activities	-	-	(120,600)

Cash flows from financing activities:
Proceeds from demand note payable	-	-	50,000
Repayment of demand note payable	-		(50,000)
Proceeds from convertible loan	3,000	-	582,500
Proceeds from loan payable- insurance	-	-	70,587
Proceeds from loan payable- related party	-	-	190,889
Repayment of loan payable- related party	(2,000)	(1,500)	(55,928)
Proceeds from issuance of common stock	54,766	108,500	1,826,169
Net cash provided by financing activities	55,766	107,000	2,614,217

Net increase (decrease) in cash and cash equivalents	$(7,368)	$(75,391)	$5,157

Cash and cash equivalents at beginning of period	$12,525	$79,052	$-

Cash and cash equivalents at end of period	$5,157	$3,661	$5,157

Supplemental disclosure:
Cash paid for interest	$513	$7,771	$30,073
Cash paid for taxes	$456	$456	$1,996
Non-cash financing and investing activities:
Cash received from Common stock issued upon note payable and accrual conversion	$35,700	$-	$331,182

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INVO BIOSCIENCE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 March 31, 2011
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

We are a development stage company, as defined by Accounting Standards Codification (“ASC”) Topic 915, “Accounting and Reporting by Development Stage Enterprise”.  Our activities during our development stage to date have included developing the business plan, seeking regulatory clearance in the European Union and many countries outside of the United States while taking preliminary steps within the United States, raising capital, conducting beta tests, sales and marketing of the INVOcell device and offering instructions in the INVO technique to doctors in numerous foreign countries. From inception through March 31, 2011, we have generated minimal revenues, have incurred significant expenses and have sustained losses.  Consequently, our operations are subject to all of the risks inherent in the establishment of a new business enterprise.

In May 2008, the Company received notice that the INVOcell device meets all of the essential requirements of the relevant European Directives in order to receive CE marking.  The CE marking (also known as CE mark) is a mandatory conformity mark on many products placed on the single market in the European Economic Area (EEA).  The CE marking (an acronym for the French “Conformitй Europйenne”) certifies that a product has met EU health, safety and environmental requirements, which ensure consumer safety.  With CE marking, we possess the necessary regulatory authority to distribute our product in the European Economic Area, which includes The European Union, Canada, Australia, New Zealand, India, Africa and most parts of South America and the Middle East.

(B)              Significant Accounting Policies

The financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and with instructions to Form 10-Q.  Certain information and disclosures included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report filed on Form 10K for the year ended December 31, 2010 on April 15, 2011.  The condensed consolidated balance sheet as of December 31, 2010 was derived from the audited financial statements for the year then ended.

In the opinion of the Company, all adjustments necessary to present fairly our financial position and the results of our operations and cash flows have been included in the accompanying unaudited condensed consolidated financial statements.  The results of operations for interim periods are not necessarily indicative of the expected results for the year ended December 31, 2011.

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

INVO BIOSCIENCE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 March 31, 2011
(unaudited)

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.  As of March 31, 2011, and December 31, 2010, the Company had $5,157 and $12,525 in cash equivalents, respectively.

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

The following is a reconciliation of net income and share amounts used in the computation of loss per share for the nine months ended March 31, 2011:

Three Months
Ended
March 31, 2011
Net income used in computing basic net income per share	$(198,825)
Impact of assumed assumptions:
Gain on warrant liability marked to fair value	4,171
Net loss used in computing diluted net loss per share	$(194,654)

There were 1,357,501 common share equivalents at March 31, 2011 and 1,280,000 at March 31, 2010. For the three months ended March 31, 2011 and 2010, these potential shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

(C)             Recent Accounting Pronouncements

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

INVO BIOSCIENCE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 March 31, 2011
(unaudited)

NOTE 2     GOING CONCERN

As reflected in the accompanying unaudited condensed consolidated financial statements, the Company is in the development stage and has commenced operations in December 2008. The Company has a net loss for the quarter of $199,000 and a cumulative net loss of $7,101,000, a working capital deficiency of $2,700,000, a stockholder deficiency of $2,662,000 and cash used in operations of $63,000 for the three months ended March 31, 2011.  This raises substantial doubt about its ability to continue as a going concern.  The unaudited condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.

NOTE 3     INVENTORY

As of March 31, 2011 and December 31, 2010, the Company recorded the following inventory balances:

	March 31, 2011	December 31, 2010
Work in Process	$40,971	$40,971
Finished Goods	24,061	28,301
Total Inventory	$65,032	$69,272

NOTE 4     PROPERTY AND EQUIPMENT

The estimated useful lives and accumulated depreciation for furniture, equipment and software are as follows as of March 31, 2011 and December 31, 2010:

Estimated Useful Life
Molds	3 to 7 years
Computers and Software	3 to 5 years

	March 31, 2011	December 31, 2010
Manufacturing Equipment- Molds	$35,263	$35,263
Accumulated Depreciation	(14,203)	(12,734)
Network/IT Equipment	7,595	7,595
Accumulated Depreciation	(6,329)	(5,696)
	$22,325	$24,427

During the three months ended March 31, 2011 and 2010 the Company recorded $2,102 in depreciation expense during both periods.

INVO BIOSCIENCE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 March 31, 2011
(unaudited)

NOTE 5     PATENTS

As of March 31, 2011 and December 31, 2010, the Company recorded the following patent balances:

	March 31, 2011	December 31, 2010
Total Patents	$77,743	$77,743
Accumulated Amortization	(22,025)	(20,617)
Patent costs, net	$55,718	$57,126

During the three months ended March 31, 2011 and 2010, the Company recorded $1,408 in amortization expenses during both periods.

NOTE 6     WORKING LINE OF CREDIT

As of March 31, 2011, the Company has paid and closed its $50,000 working capital line of credit with Century Bank, the line matured May 31, 2010.  At March 31, 2011 and 2010, the balance outstanding on the line of credit was $0 and $50,000 respectively.

NOTE 7     CONVERTIBLE NOTES

During 2009, the Company issued senior secured convertible notes (“Bridge Notes”) payable to investors in the aggregate amount of $545,000.  The Bridge Notes carry interest rates ranging between 10-12% and were due in full one year from the date of issuance and are past due.  Both the Bridge Notes and the accrued interest thereon are convertible into Common Stock of the Company at a conversion price of $0.10 per share, subject to adjustments.  In addition to the Bridge Notes, the Company issued warrants to purchase 5,750,000 shares of the Company’s Common Stock at a price of $0.20 per share.  The Company valued the Bridge Note’s warrants issued as consideration for the notes payable via the Black-Scholes valuation method.  The total fair value calculated for the conversion was $1,493,700, which was recorded as a derivative liability on the Company’s balance sheet.  The total fair value calculated for the warrants was $1,719,700, which was recorded as a derivative liability on the Company’s balance sheet.  For the three months ended March 31, 2011, the Company recorded a reduction of $9,000 related to the fair value of the derivative liability.

In September 2009, $235,000 of the Bridge Notes were converted into shares of Common Stock and the fair value of the derivative liability was recalculated and reduced to $108,000 with adjustments to revaluation expense of $486,000.  The remaining discount of $545,000 was amortized to interest expense over the original one-year term of the Bridge Notes using the effective interest method; as of March 31, 2011 the full amount has been amortized.

INVO BIOSCIENCE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 March 31, 2011
(unaudited)

In addition in July 2010, INVO Bioscience reached an agreement with one of the investors who had converted his bridge notes into shares to cancel those related 1,750,000 shares and the corresponding 1,750,000 warrants and apply the proceeds to an existing debt with the company.

During quarter ended June 30, 2010, the Company issued convertible notes (“Q2 Notes”) payable to investors in the aggregate amount of $90,000.  The Q2 Notes carried an 8% interest rate and are due in full nine months from the date of issuance.  The Q2 Notes were convertible into Common Stock of the Company starting 90 days after the issuance date until maturity or when paid whichever is later.  The conversion price is variable, based on a fifty percent discount per share on the average of the three lowest trading prices for the ten trading days ending one trading day prior to the date the conversion notice is sent to the Company, subject to adjustments. The Company valued the conversion feature of the Q2 Notes via the Black-Scholes valuation method.  The total fair value calculated for the conversion was $55,900, which was recorded as a derivative liability on the Company’s balance sheet.  Of this amount, $25,900 was allocated to the discount on the Q2 Notes and $4,800 was charged to operations for the quarter ended March 31, 2011.

As of March 31, 2011 the Q2 Notes and their corresponding interest have been fully converted into shares of common stock, as of this date the outstanding balance of the Q2 Notes is $0.

As of March 31, 2011, the Company recorded $280,000 in amortization expense of the discount on the both the Bridge and Q2 Notes.  Interest in the aggregate amount of $8,600 was accrued on the Notes during the three months ended March 31, 2011.

Additionally in March 2011, the Company issued a new convertible note (“Q111 Note”) payable to Asher Enterprises in the amount of $37,500.  The Q111 Note carries an 8% interest rate and is due in full nine months from the date of issuance.  The Q 111 Note is convertible into Common Stock of the Company starting 90 days after the issuance date until maturity or when paid whichever is later.  The conversion price is variable, based on a fifty percent discount per share on the average of the three lowest trading prices for the ten trading days ending one trading day prior to the date the conversion notice is sent to the Company, subject to adjustments. The Company valued the conversion feature derivative liability of this note via the Black-Scholes valuation method.  The total fair value calculated for the conversion was $25,400, which was recorded as a derivative liability and was allocated as a discount to the note on the Company’s balance sheet.

NOTE 8     NOTE PAYABLE AND OTHER RELATED PARTY TRANSACTIONS

On September 18, 2008, the Company entered into a related party transaction with Dr. Claude Ranoux, the President, Director and Chief Scientific Officer of the Company.  Dr. Ranoux had loaned funds to the Company to sustain its operations since January 5, 2007 (inception).  Dr. Ranoux’s total cumulative investment at March 31, 2011 is $46,962 (“principal”) in INVO Bioscience.  On March 26, 2009, the Company and Dr Ranoux agreed to amend the agreement to a non-convertible note payable bearing interest at 5% per annum, the term of the note has been extended, the repayment date is October 31, 2011.  The Company and Dr. Ranoux can jointly decide to repay the loan earlier without prepayment penalties and has decided to do so. During the three months ended March 31, 2011 $2,000 was repaid on the principal of the loan.

On March 5, 2009, the Company entered into a related party transaction with Kathleen Karloff the Chief Executive Officer and a Director of the Company.  Ms. Karloff provided a short-term loan in the amount of $75,000 at a 5% interest rate to the Company to fund operations. In May, Ms. Karloff loaned the Company an additional $13,000 making her total cumulative investment at March 31, 2011, $88,000 in INVO Bioscience, the note was due on September 15, 2009, which has been extended to October 31, 2011.

For the three months ended March 31, 2011 and 2010, the Company recorded $1,700 and $1,800 in related interest expense respectively.

INVO BIOSCIENCE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 March 31, 2011
(unaudited)

NOTE 9     STOCKHOLDERS’ EQUITY

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

In March 2011, the Company issued an aggregate of 128,333 shares of Common Stock for consulting and investor relation services having a value of $3,850.

NOTE 10   STOCK OPTIONS AND WARRANTS

Stock Options

As of March 31, 2011, the Company does not have any options to shares of Common Stock outstanding.

Warrants

The following table, as of March 31, 2011, summarizes the changes in warrants outstanding and the related prices for the shares of the Common Stock issued to non-employees of the Company.  These warrants were granted in lieu of cash compensation for services performed or financing expenses in connection with placement of convertible debentures and sale of Common Stock shares.

Warrants Outstanding			Warrants Exercisable
		Weighted			Weighted
		Average	Weighted		Average
		Remaining	Average		Remaining
Exercise	Number	Contractual	Exercise	Number	Contractual
Prices	Outstanding	Life (years)	Price	Exercisable	Life (years)
$0.10	300,000	3.45	$0.10	300,000	3.45
$0.20	3,900,000	3.01	$0.20	3,900,000	3.01
$0.30	666,667	1.73	$0.30	666,667	1.73
	4,866,667	2.86	$0.21	4,866,667	2.86

INVO BIOSCIENCE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 March 31, 2011
(unaudited)

Transactions involving warrants are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2008	-	$-
2009 Granted	6,416,667	0.21
2009 Exercised	-	-
2009 Cancelled or expired	-	-
Outstanding at December 31, 2009	6,416,667	$0.21
2010 Granted	200,000	0.20
2010 Exercised	-	-
2010 Cancelled or expired	(1,750,000)	$0.20
Outstanding at December 31, 2010	4,866,667	$0.21
2011 Granted	-	-
2011 Exercised	-	-
2011 Cancelled or expired	-	-
Outstanding at March 31, 2011	4,866,667	$0.21

The estimated value of the compensatory warrants granted to non-employees in exchange for financing expenses was determined using the Black-Scholes pricing model and the following assumptions:

March 31,
2011
Expected volatility	161%
Expected life (years)	1.4-3.4
Risk free interest rate	0.17%
Forfeiture rate	-
Dividend rate	-

INVO BIOSCIENCE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 March 31, 2011
(unaudited)

NOTE 11   DERIVATIVE LIABILITY

In accordance with ASC 815, the Company evaluates whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock by assessing the instrument’s contingent exercise provisions and settlement provisions.  Instruments not indexed to their own stock fail to meet the scope exception of ASC 815 “Derivative and Hedging” and should be classified as a liability and marked-to-market.  The statement is effective for fiscal years beginning after December 15, 2008 and is to be applied to outstanding instruments upon adoption with the cumulative effect of the change in accounting principle recognized as an adjustment to the opening balance of retained earnings.

ASC 815-40 mandates a two-step process for evaluating whether an equity-linked financial instrument or embedded feature is indexed to the entity’s own stock.  As disclosed in Note 7, during summer 2009, the Company entered into short term convertible loans with attached warrants, which contain a strike price adjustment feature.  The warrants trigger liability treatment.  During the three months ended March 31, 2011, the liability was adjusted for the change in fair value of the warrants in the amount of $9,000.  In accordance with ASC 815-40, a derivative liability of $180,000 related to the loan conversion feature and warrants is included in our unaudited condensed consolidated balance sheet as of March 31, 2011.  During the three months ended March 31, 2011, we recorded a decrease in the expense related to the excess of the discount on the loan conversion feature and warrants as a result of the change in fair value of the loan conversion feature and warrants in the amount of approximately $4,000.

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

As a result of the adoption of ASC 815-40, the Company is required to disclose the fair value measurements required by ASC 820, “Fair Value Measurements and Disclosures.”  The other liabilities recorded at fair value in the balance sheet as of March 31, 2011 are categorized based upon the level of judgment associated with the inputs used to measure their fair value.  Hierarchical levels, defined by ASC 820 are directly related to the amount of subjectivity associated with the inputs to fair valuations of these liabilities are as follows:

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

INVO BIOSCIENCE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 March 31, 2011
(unaudited)

The following table summarizes the financial liabilities measured at approximate fair value on a recurring basis as of March 31, 2011, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

				Liabilities
	Level 1	Level 2	Level 3	at fair value
Derivative liability	$-	$-	$180,000	$180,000

Warrant derivative liability — these instruments consist of certain of our convertible notes and warrants with anti-dilution provisions.  These instruments were valued using pricing models, which incorporate the Company’s stock price, volatility, U.S. risk free rate, dividend rate and estimated life.

The following is a reconciliation of the derivative liability for which Level 3 inputs were used in determining the approximate fair value:

Beginning balance as of January 1, 2011	$169,000
Fair value of conversion features and warrants issued	25,000
Gain on conversion option	(10,000)
Gain in change in fair value	(4,000)
Ending balance as of March 31, 2011	$180,000

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

The Company’s total deferred tax liabilities, deferred tax assets and deferred tax asset valuation allowances at March 31, 2011 and December 31, 2010 are as follows:

	March 31, 2011	December 31, 2010
Total deferred tax assets	$2,840,000	$2,755,000
Less valuation allowance	2,840,000	(2,715,000)
Total deferred tax liabilities	-	-
Net deferred tax asset (liability)	$-	$-

INVO BIOSCIENCE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 March 31, 2011
(unaudited)

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

NOTE 14   COMMITMENTS AND CONTINGENCIES

A)	Litigation

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

We will continue to vigorously oppose the remaining claims.  Although the Judge’s rulings as to INVO Bioscience and Karloff are subject to appeal, the Company remains confident there is no merit to the suit and intends to continue to resist the case and any appeal vigorously.  As of March 31, 2011the Company has not accrued for any potential losses related to the claims.

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
 March 31, 2011
(unaudited)

NOTE 15   SUBSEQUENT EVENTS

In April 2011, the Company issued a short term convertible note (“Note”) payable to a current investor in the amount of $50,000. This note is similar to the “Bridge Notes” previously issued and discussed; it is a 10% short term convertible note. The Company can pre-pay the Note at any time without penalty or premium. The Note is secured and carries detachable Common Stock purchase warrants.

The Note is convertible into common stock at a conversion price of $0.03 per common stock share. The Investor has the option to convert all or any portion of the principal amount of the note outstanding at any time, together with any accrued and unpaid interest hereunder into shares of common stock at the conversion price. Additionally under the Purchase Agreement (the “Purchase Agreement”) as additional consideration for the investment in the Notes, the Company issued a warrant to purchase the number of shares of Common Stock equal to 100% of the quotient of the principal amount of the note issued to the Investor divided by the Conversion Price or $0.03 per share.  The exercise price of the Warrants shall equal $0.06 per share, or 100% times that of the conversion price.  The Purchase Agreement also includes certain negative covenants of the Company, including, without limitation, limitations on:  incurring additional indebtedness and liens, transactions with affiliates and payment of dividends

In April 2011, the Company issued an aggregate of 458,000 shares of Common Stock for consulting and investor and public relations services having a value of $15,240.

Item 2.       Management s Discussion and Analysis of Financial Condition and Results of Operations

Statements made in this Quarterly Report on Form 10-Q, including without limitation this Management's Discussion and Analysis of Financial Condition and Results of Operations, other than statements of historical information, are forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These forward-looking statements may sometimes be identified by such words as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate” and “continue” or similar words.  We believe that it is important to communicate our future expectations to investors.  However, these forward-looking statements involve many risks and uncertainties including those referred to herein and in our Annual Report on Form 10-K for the year ended December 31, 2010.  Our actual results could differ materially from those indicated in such forward-looking statements as a result of certain factors.  We are under no duty to update any of the forward-looking statements after the date of this Quarterly Report on Form 10-Q to conform these statements to actual results.

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

Currently, we are establishing agreements with distributors and training physicians around the world in places such as South and Latin America, Europe, Africa and the Middle East as our funding permits.  The Company is aware of three marketing studies being conducted in clinical environments; one completed in Colombia, the second is in Pakistan and a third in Peru. These are non regulatory studies but local validation of expected results. The Colombian study is being conducted by CECOLFES, Center of Fertility and Sterility located in Bogota, Colombia where 120 couples participated.  The results of this study were excellent with a 43% efficacy rate per cycle.  The marketing study in Pakistan started during the first quarter of 2010, which is being conducted by Galaxy IVF in four INVO centers.  Both the US National Institute of Health (NIH) and the World Health Organization (WHO) have approved this planned 100 patient study. We do not have anything to report as Galaxy IVF is holding information until the study is close to being complete. It is taking much longer to complete than originally anticipated due to all the events happening with in the country over the past 18 months. The third study is being conducted by Dr. Julio Diaz Pinillos at the Lima Center for Human Reproduction in Lima, Peru.  Dr. Diaz has just completed  the study with approximately 125 couples participating. The results are being tabulated now and will be announced in the near future. He has indicated that he started out slow but has been making significant improvement as he completes more procedures.   We understand that additional studies may be starting soon in other countries, such as Canada.

As we continue to penetrate the infertility markets in countries outside of the US, we anticipate pursuing the completion of the U.S. Federal Food and Drug Administration’s (“FDA”) “510(k)” process.  It is expected to take us approximately nine months to complete the filing once we receive funding of approximately $ 1 million dollars. We have completed the first step for medical device companies who manufacture Class 2 devices and the filing of a Premarket Notification with the FDA (i.e., an FDA 510(k) submission).  The FDA reviewed the 510(k) and requested human efficacy data with the commercial device resulting in the need for a clinical trial.  Technically, the FDA does not “approve” Class 1 and 2 medical devices for sale in the U.S. they give “clearance” for them to be sold.  We are reviewing alternative submission options that have been provided to us from an FDA consulting firm. It is possible we may be able to expedite the process in 2011.  If not, we are still hoping to receive clearance to market in the U.S. by the end of 2012 upon completion of our clinical trial, subject to receiving proper funding in 2011.

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

During the three months ended March 31, 2011, the Company continued to market its products strategically utilizing its limited resources in the most economical fashion possible.  We focused most of our efforts on South America, assisting the new doctors performing INVO procedures in Bolivia, Brazil and Panama as well as continuing to support the doctors in Colombia and Peru.  In addition we have been talking with our new distributor in Canada, Invaron Pharmaceuticals regarding their thoughts, timing and approach of introducing the INVOcell to the Canadian market. Within the quarter we have started discussions with a new company who would like to introduce the INVOcell in their sales areas to expand their current offerings to fertility specialists.  We have also continued to provide documentation and devices for registration to our doctors in Brazil and the Ukraine in order to have the INVOcell available for commercialization in those countries.

As of March 31, 2011, we have the necessary approvals to sell the INVOcell device in the following countries: Bolivia, Canada, Colombia, Guatemala, Belgium, Greece, Bulgaria, Turkey, Poland, Spain, Switzerland, Cyprus, Pakistan, Cameroon, Nigeria, South Africa, Peru, Panama, Dominican Republic, Nicaragua and India.  We have started the registration process in the following countries as well: Brazil, Ukraine, China, Argentina, Venezuela, Egypt, Russia, and Taiwan.

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

We are continuing to take the necessary steps to provide the capital resources we need to execute our business plan and grow the business as expected, including through the Reserve Equity Financing Agreement (REF) with AGS Capital Group, LLC, although no assurances can be made that we will be able to draw down on the REF.  At present, we are unable to draw-down on the REF equity line until we update our Form S-1 filed with the SEC with the update financials contained in this Form 10-Q along with the recently filed financials from the Annual report filed on Form 10-K in a Post Effective Amendment.  As required we have made a couple of updates through Post Effective Amendments and Prospectus Supplements which have been declared effective by the SEC. The gross proceeds from the offering are to be up to $10,000,000 over a two-year period.   Since  the beginning of 2010 the Company has draw down on some of these available funds, to date we have sold 1,714,500 shares of Common Stock bringing in $135,000 of new capital to assist in funding operations.  We have and continue to seek other sources of capital through private placements of our securities.

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

Our registered independent certified public accountants have stated in their report dated April 15, 2011, filed with the Company’s Annual Report on Form 10-K that the Company has a generated negative cash outflows from operating activities, experienced recurring net operating losses, and is dependent on securing additional equity and debt financing to support its business efforts.  These factors among others may raise substantial doubt about our ability to continue as a going concern.

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and results of operations are based upon the unaudited condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles as recognized in the United States of America.  The preparation of these financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and disclosure of contingent assets and liabilities.  Our estimates include those related to revenue recognition, the valuation of inventory, and valuation of deferred tax assets and liabilities, useful lives of intangible assets, warranty obligations and accruals.  We base our estimates on historical experience and on various other assumptions that management believes to be reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions or conditions.  For a complete description of accounting policies, see Note 1 to our financial statements included in our Form 10K for the year ended December 31, 2010.  There were no significant changes in critical accounting estimates.

Results of Operations

Three months ended March 31, 2011, compared to the three months ended March 31, 2010

Net Sales and Revenues

Net sales and revenue for the three months ended March 31, 2010, were $33,000 compared to $26,800 for the same period in 2010.  This 23% increase was the result of current doctors reordering and a couple of new customers coming on board and offering the INVO procedure at their facilities.

Cost of Sales and Revenues

Cost of sales were $6,200 or 19% for the three months ended March 31, 2011compared to $8,300 (31%) for the three months ended March 31, 2010. The 12% decrease in cost of sales was related to slightly higher average selling prices as well as continually sourcing better pricing of shipping the products internationally.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2011 were $201,000 as compared to $446,600 for the three months ended March 31, 2010.  Our limited cash resources have continued to force us to keep a tight reign over spending in the start of 2011 resulting in a 55% decrease in SG&A the first quarter of 2011 compared to the first quarter of 2010. The $245,000 decrease in expenses were primarily due to decreased investor awareness and professional fees of approximately $85,000, as well $60,000 less in legal fees associated with complaints against the Company in 2011 versus 2010.  A reduction of employee’s accrued salaries and benefits in the amount of $70,000 contributed to the expense reduction as some employees cut back their time as they pursued other means of contributing cash to their households as a means to meet mounting personal obligations. The remaining decrease of $10,000 in the first quarter of 2011 compared to 2010 was related to the reduction in facility expenses.

Research and Development Expenses

Research and development expenses were $0 for the three months ended March 31, 2011 and 2010.  The Company believes that the product is ready for market as it is, and its limited resources were devoted to sales and training new distributors and physicians not for research and development.

Interest Income and Expense and Financing Fees

During the three-month period ended March 31, 2011 we incurred a non cash increase in financing fees and interest expense over the comparable three months of 2010.  In the three months of 2011 we incurred $24,700 in expense compared to a gain of $1,298,700.  Last year, in the period ended March 31, 2010 we recorded a significant net non-cash financing derivative liability gain of $1,353,000 related to the convertible loans with detachable warrants the Company had issued in 2009 to raise capital.  The 2010 gain was the result of a revaluation based on the market price of our stock on March 31, 2010 compared to the market price of the Company’s Stock in 2009.  See Notes 7 and 11 to the unaudited condensed consolidated financial statements included herein.  The revaluation gain in the three months ended March 31, 2010 was slightly offset by the amortization of the note discount of $33,000 and broker’s fees of $6,000 compared to $18,400 in note amortization for the three months ended March 31, 2011. Interest expense was reduced by approximately $4,000 in the three month period of 2011 compared to the same three month of 2010 as a result of paying down some of the loans.

Income Taxes

The Company's aggregate unused net operating losses approximate $7,000,000, which expire at various times through 2030, subject to limitations of Section 382 of the Internal Revenue Code of 1986, as amended.  The deferred tax asset related to the carry forward is approximately $2,800,000.  The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earning history of the Company, it is more likely than not that the benefits will not be realized.

Net Income (loss)

Net loss for the three months ended March 31, 2011 was $199,000 as compared to net income of $870,000 in the three months ended March 31, 2010. The primary reason for the $1,069,000 negative change was the result of the gain in fair value of the derivative liability of $1,300,000 which occurred in 2010 and not 2011 offset by decreased in SG&A spending in 2011.

Liquidity and Capital Resources

As of March 31, 2011, we had $5,100 in cash and no cash equivalents.

Net cash used by operating activities was $63,000 for the three months ended March 31, 2011, compared to net cash used by operating activities of $182,400 for the three months ended March 31, 2010.  The decrease in net cash used was due to an improvement in the operating loss and in receivables and continuing to tightly control all expenses in 2011.  In addition, all of the current employees continue to assist INVO Bioscience in its funding requirements by deferring their salaries for the period ended March 31, 2011.

No cash was used during the first three months of 2011 or 2010 in investing activities.

Net cash provided by financing activities was $55,800 for the three months ended March 31, 2011 compared to $108,500 for the three months ended March 31, 2010.  In the three months of 2011 the cash provided by financing activities came from a couple of different sources the primary sources were, the sale of Common Stock to AGS Capital, per our REF financing agreement for $7,000 and convertible notes to Asher Enterprises provided $37,500. The sale of Common Stock to AGS Capital provided all of the $108,500 in cash during 2010.

Our registered independent certified public accountants have stated in their report dated April 15, 2011, filed with the Company’s Annual Report on Form 10-K that the Company has a generated negative cash outflows from operating activities, experienced recurring net operating losses, and is dependent on securing additional equity and debt financing to support its business efforts.  These factors among others may raise substantial doubt about our ability to continue as a going concern.

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

Item 3.       Quantitative and Qualitative Disclosures about Market Risks

Not Applicable

Item 4.       Controls and Procedures

Item 4a.     Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2011, the end of the fiscal period covered by this Form 10Q.  We maintain disclosure controls and procedures that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.   Based upon that evaluation and the identification of the material weakness in the Company’s internal control over financial reporting as of December 31, 2010 (described below) which has not been remediated as of of the end of the period covered by this Quarterly Report, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were ineffective as of the end of the period covered by this Quarterly Report.

Because of the Company’s limited resources and limited number of employees, management concluded that, as of March 31, 2011, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

PART II.  OTHER INFORMATION

Item 1.      Legal Proceedings

As outlined in the Annual Report filed in Form 10K on April 15, 2011, on March 24, 2010, INVO Bioscience, Inc., Claude Ranoux and Kathleen Karloff were served an Amended Complaint, the original of which was filed on December 31, 2009 at the Suffolk Superior Court Business Litigation Session by two former employees of Medelle Corporation, and a former investor in and creditor of Medelle Corporation.  These plaintiffs allege various claims of wrongdoing relating to the sale of the assets from Medelle to Dr. Ranoux.  They claim that Dr. Ranoux, Ms. Karloff and Medelle Corporation (and therefore INVO Bioscience as an alleged successor corporation) violated alleged duties owed to them in connection with the sale.

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

From the outset, Dr. Ranoux, Ms. Karloff and INVO have contended that the claims are without factual or substantive legal merit and have insisted on the strongest possible defense.  Going forward as to Dr. Ranoux only at this time, we will continue to vigorously oppose the remaining claims.  Although the Judge’s rulings as to INVO Bioscience and Karloff are subject to appeal, the Company remains confident there is no merit to the suit and intends to continue to resist the case and any appeal vigorously.

Outside of the above mentioned item neither INVO Bioscience, Inc., nor Bio X Cell, Inc, our wholly owned subsidiary, either directly or indirectly, are involved in any lawsuit outside the ordinary course of business, the disposition of which would have a material effect upon either our results of operations, financial position or cash flows.

Item 1A.   Risk Factors

You should carefully review and consider the information regarding certain factors that could materially affect our business, financial condition or future results set forth under “Item 1A.  Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed on April 15, 2011 with the SEC.  Other than the Company’s continued limited resources as its single largest risk. There have been no material changes from the factors disclosed in our 2010 Annual Report on Form 10-K, although we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the Securities and Exchange Commission.

Item 2.      Unregistered Issuance of Equity Securities and Use of Proceeds

During the period covered by this Report, we issued 458,000 shares of restricted Common Stock for payment of services, 308,000 shares of restricted Common Stock were issued for consulting services for FDA guidance and 150,000 shares of restricted Common Stock were issued to a public and investor relations firm for assistance with the development and issuance of the Company’s press releases.  We claimed the exemption from registration set forth in Section 4(2) of the Securities Act and the rules there under, as private transactions not involving a public distribution.  The facts we relied upon to claim the exemption include: (i) all represented that they acquired the shares from the Company for investment and not with a view to distribution to the public; (ii) each certificate issued for unregistered securities contains a legend stating that the securities have not been registered under the Securities Act and setting forth the restrictions on the transferability and the sale of the securities; (iii) most represented that they are accredited investors and all are familiar with our business activities; and (iv) all given full and complete access to any corporate information they requested.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 23, 2011.

INVO Bioscience, Inc.

Date: May 23, 2011	By:	/s/Kathleen Karloff
Kathleen Karloff
Chief Executive Officer (Principal Executive Officer)
Date: May 23, 2011	By:	/s/ Robert J. Bowdring
Robert J. Bowdring
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

31.1	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications of Principal Executive Officer and Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.