Form 10-Q
period 2011-06-30
INVO Bioscience, Inc.
filed 2011-08-22
CIK 1417926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Shares of common stock, par value $.0001 per share:  77,935,533 shares outstanding as of August 17, 2011.

INVO Bioscience, Inc.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2011

Item		Page Number
Part I

1.	Financial Statements:	3
1a.	Condensed Consolidated Balance Sheets as of June 30, 2011 (unaudited) and December 31, 2010	3
1b.	Condensed Consolidated Statements of Operations for the three months ended June 30, 2011 and 2010 and from the period January 5, 2007 (date of inception) to June 30, 2011 (unaudited)	4
1c.	Condensed Consolidated Statements of Operations for the six months ended June 30, 2011 and 2010 and from the period January 5, 2007 (date of inception) to June 30, 2011 (unaudited)	5
1d.	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010 and from the period January 5, 2007 (date of inception) to June 30, 2011 (unaudited)	6
1e.	Notes to the Unaudited Condensed Consolidated Financial Statements	7
2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
3.	Quantitative and Qualitative Disclosures about Market Risk	20
4.	Controls and Procedures	20
4a.	Evaluation of Disclosure Controls and Procedures	20
4b.	Changes in Internal Controls Over Financial Reporting	21

Part II

1.	Legal Proceedings	22
1A.	Risk Factors	22
2.	Unregistered Issuance of Equity Securities and Use of Proceeds	22
3.	Defaults Upon Senior Securities	22
4.	[Reserved]	22
5.	Other Information	22
6.	Exhibits	22
Signatures		23

PART I.  FINANCIAL INFORMATION
Item 1.       Financial Statements (unaudited)

 INVO BIOSCIENCE, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS

Assets
	June 30,	December 31,
	2011	2010
	(Unaudited)
Current Assets:
Cash	$9,704	$12,525
Accounts receivable, net	13,935	15,706
Inventory	61,681	69,272
Prepaid expenses	498	1,940
Total current assets	85,818	99,443

Property and equipment, net	20,223	24,427

Other Assets:
Capitalized patents, net	46,364	57,126
Total other assets	46,364	57,126

Total assets	$152,405	$180,996

Liabilities and Stockholders' Deficiency

Current Liabilities:
Accounts payable	$623,530	$628,249
Accrued expenses	365,470	340,602
Accrued salaries	1,301,590	1,062,913
Note payable- related party	132,107	136,962
Convertible notes, net of debt discount of $25,008 and$18,875 respectively	372,492	325,624
Derivative liabilities	261,699	168,555
Total current liabilities	3,056,888	2,662,905
Total liabilities	3,056,888	2,662,905

Commitments and Contingencies
Stockholders' Deficiency:
Preferred Stock, $.0001 par value; 100,000,000 shares authorized; No shares issued and outstanding as of June 30, 2011and December 31, 2010	-	-
Common Stock, $.0001 par value; 200,000,000 shares authorized; and 77,935,533 and 74,536,286 issued and outstanding as of June 30, 2011 and December 31, 2010, respectively.	7,794	7,454
Additional paid-in capital	4,495,858	4,413,030
Accumulated deficit	(7,408,135)	(6,902,393)
Total stockholders' deficiency	(2,904,483)	(2,481,909)

Total liabilities and stockholders' deficiency	$152,405	$180,996

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INVO BIOSCIENCE, INC.
(A DEVELOPMENT STAGE COMPANY)
 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited)

	For the three months ended June 30, 2011	For the three months ended June 30, 2010	From January 5, 2007 (Inception) to June 30, 2011
Revenue:
Product revenue	$21,791	$11,172	$223,697
Cost of Goods Sold:
Product costs	6,366	3,593	85,899

Gross Margin:	15,425	7,579	137,798

Operating Expenses:
Research and development	-	-	92,761
Selling, general and administrative	220,020	317,598	5,853,855
Total operating expenses	220,020	317,598	5,946,616

Loss from operations	(204,595)	(310,019)	(5,808,818)

Other (Income) Expenses:

Gain in fair value of derivative liability	(3,105)	(211,663)	(2,339,651)
Interest expense and financing fees	105,427	292,705	3,938,968
Total other (income) expenses	102,322	81,042	1,599,317

(Loss) before income taxes	(306,917)	(391,061)	(7,408,135)

Provisions for income taxes	-	-	-

Net loss	$(306,917)	$(391,061)	$(7,408,135)

Basic net income (loss) per weighted average shares of common stock	$(0.004)	$(0.006)
Diluted net income (loss) per weighted average shares of common stock - See Note 1	$(0.004)	$(0.006)
Basic weighted average number of shares of common stock	77,728,591	61,524,322
Diluted weighted average number of shares of common stock	77,728,591	61,524,322

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INVO BIOSCIENCE, INC.
(A DEVELOPMENT STAGE COMPANY)
 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited)

	For the six months ended June 30, 2011	For the six months ended June 30, 2010	From January 5, 2007 (Inception) to June 30, 2011
Revenue:
Product revenue	$54,850	$37,993	$223,697
Cost of Goods Sold:
Product costs	12,592	11,915	85,899

Gross Margin:	42,258	26,078	137,798

Operating Expenses:
Research and development	-	-	92,761
Selling, general and administrative	420,975	764,226	5,853,855
Total operating expenses	420,975	764,226	5,946,616

Loss from operations	(378,717)	(738,148)	(5,808,818)

Other (Income) Expenses:

Gain in fair value of derivative liability	(7,276)	(1,564,634)	(2,339,651)
Interest expense and financing fees	134,301	346,979	3,938,968
Total other (income) expenses	127,025	(1,217,655)	1,599,317

Income (loss) before income taxes	(505,742)	479,507	(7,408,135)

Provisions for income taxes	-	-	-

Net income (loss)	$(505,742)	$479,507	$(7,408,135)

Basic net income (loss) per weighted average shares of common stock	$(0.007)	$0.008
Diluted net income (loss) per weighted average shares of common stock - See Note 1	$(0.007)	$0.008
Basic weighted average number of shares of common stock	77,211,139	60,855,239
Diluted weighted average number of shares of common stock	77,211,139	60,855,239

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

 INVO BIOSCIENCE, INC
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the six months ended June 30, 2011	For the six months ended June 30, 2010	From January 5, 2007 (Inception) to June 30, 2011

Net income (loss)	$(505,742)	$479,507	$(7,408,135)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Non-cash stock compensation issued for services	28,402	117,545	1,251,474
In kind contribution to employees	-	81,000	379,464
Reserve for allowance for doubtful accounts	-	(7,528)	35,777
Accretion of convertible debt discount	-	79,519	526,126
Depreciation and amortization	14,966	7,020	56,711
Net non-cash financing and derivative losses (gains)	87,011	(1,340,802)	511,409
Changes in operating assets and liabilities:
Receivables	1,771	(16,869)	(49,712)
Inventories	7,591	7,842	(61,680)
Prepaid expenses and other current assets	1,441	26,268	(12,349)
Accounts payable	(4,718)	(32,708)	623,259
Accrued compensation	238,677	304,159	1,301,591
Other accrued expenses	24,868	4,686	315,007
Net cash used in operating activities	(105,733)	(290,361)	(2,531,058)

Cash flows from investing activities:
Purchase of equipment	-	-	(42,858)
Purchase of intangible assets	-	-	(77,742)
Net cash used in investing activities	-	-	(120,600)

Cash flows from financing activities:
Proceeds from demand note payable	-	2,880	50,000
Repayment of demand note payable	-		(50,000)
Proceeds from convertible loan	53,000	90,000	632,500
Proceeds from loan payable- insurance	-	-	70,587
Proceeds from loan payable- related party	-	-	190,889
Repayment of loan payable- related party	(4,854)	(9,500)	(58,782)
Proceeds from issuance of common stock	54,766	128,500	1,826,168
Net cash provided by financing activities	102,912	211,880	2,661,362

Net increase (decrease) in cash and cash equivalents	$(2,821)	$(78,481)	$9,704

Cash and cash equivalents at beginning of period	$12,525	$79,052	$-

Cash and cash equivalents at end of period	$9,704	$571	$9,704

Supplemental disclosure:
Cash paid for interest	$10,927	$10,431	$43,487
Cash paid for taxes	$456	$456	$1,996
Non-cash financing and investing activities:
Common stock issued upon note payable and interest conversion	$38,100	$-	$333,582

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INVO BIOSCIENCE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 June 30, 2011
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

We are a development stage company, as defined by Accounting Standards Codification (“ASC”) Topic 915, “Accounting and Reporting by Development Stage Enterprise”.  Our activities during our development stage to date have included developing the business plan, seeking regulatory clearance in the European Union and many countries outside of the United States while taking preliminary steps within the United States, raising capital, conducting beta tests, sales and marketing of the INVOcell device and offering instructions in the INVO technique to doctors in numerous foreign countries. From inception through June 30, 2011, we have generated minimal revenues, have incurred significant expenses and have sustained losses.  Consequently, our operations are subject to all of the risks inherent in the establishment of a new business enterprise.

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

(B)              Significant Accounting Policies

The unaudited condensed consolidated financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and with instructions to Form 10-Q.  Certain information and disclosures included in unaudited condensed consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report filed on Form 10K for the year ended December 31, 2010 on April 15, 2011.  The consolidated balance sheet as of December 31, 2010 was derived from the audited financial statements for the year then ended.

In the opinion of the Company, all adjustments necessary to present fairly thefinancial position and the results of our operations and cash flows have been included in the accompanying unaudited condensed consolidated financial statements.  The results of operations for interim periods are not necessarily indicative of the expected results for the year ended December 31, 2011.

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

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.  As of June 30, 2011, and December 31, 2010, the Company had $9,704 and $12,525 in cash equivalents, respectively.

INVO BIOSCIENCE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 June 30, 2011
(unaudited)

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

The following is a reconciliation of net income and share amounts used in the computation of loss per share for the six months ended June 30, 2011:

Six Months
Ended
June 30, 2011 (unaudited)
Net loss used in computing basic net loss per share	$(505,742)
Impact of assumed assumptions:
Gain on warrant liability marked to fair value	7,276
Net loss used in computing diluted net loss per share	$(513,018)

There were 1,457,496 common share equivalents at June 30, 2011 and 1,795,968 at June 30, 2010. For the three and six months ended June 30, 2011 and 2010, these potential shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

(C)             Recent Accounting Pronouncements

The Company has implemented all new accounting  pronouncements that are in effect and that may impact its unaudited condensed consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 2     GOING CONCERN

As reflected in the accompanying unaudited condensed consolidated financial statements, the Company is in the development stage. The Company has a net loss for the quarter of $307,000 and a cumulative net loss of $7,408,000, a working capital deficiency of $2,971,000, a stockholder deficiency of $2,904,000 and cash used in operations of $106,000 for the three months ended June 30, 2011.  This raises substantial doubt about its ability to continue as a going concern.  The unaudited condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.

INVO BIOSCIENCE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 June 30, 2011
(unaudited)

NOTE 3     INVENTORY

As of June 30, 2011 and December 31, 2010, the Company recorded the following inventory balances:

	June 30, 2011 (unaudited)	December 31, 2010
Work in Process	$40,971	$40,971
Finished Goods	20,710	28,301
Total Inventory	$61,681	$69,272

NOTE 4     PROPERTY AND EQUIPMENT

The estimated useful lives and accumulated depreciation for furniture, equipment and software are as follows as of June 30, 2011 and December 31, 2010:

Estimated Useful Life
Molds	3 to 7 years
Computers and Software	3 to 5 years

	June 30, 2011 (unaudited)	December 31, 2010
Manufacturing Equipment- Molds	$35,263	$35,263
Accumulated Depreciation	(15,672)	(12,734)
Network/IT Equipment	7,595	7,595
Accumulated Depreciation	(6,962)	(5,696)
	$20,223	$24,427

During the three months and six months ended June 30, 2011 and 2010 the Company recorded $2,102 and $4,104 respectively in depreciation expense during both periods.

NOTE 5     PATENTS

As of June 30, 2011 and December 31, 2010, the Company recorded the following patent balances:

The company capitalizes the initial expense related to establishing the patent by country and then amortizes the expense over the life of the patent, typically 20 years.  It then expenses annual filing fees to maintain the patents.  The Company regularly reviews the value of the patent in the market place in proportion to the expense it must spend to maintain the patent.

	June 31, 2011 (unaudited)	December 31, 2010
Total Patents	$77,743	$77,743
Accumulated Amortization	(31,379)	(20,617)
Patent costs, net	$46,364	$57,126

INVO BIOSCIENCE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 June 30, 2011
(unaudited)

During the three months ended June 30, 2011 and 2010, the Company recorded $9,354 and $1,408 in amortization expenses during the respective periods. During the six months ended June 30, 2011 and 2010, the company recorded $10,762 and $2,816 in amortization expenses during the respective periods. During the three months ended June 30, 2011 the decision was made to expedite the amortization of the original patent which expires next year.  It was also decided to not defend the block patent as it only has value to the Company.

NOTE 6     WORKING LINE OF CREDIT

As of June 30, 2011, the Company has paid and closed its $50,000 working capital line of credit with Century Bank, the line of credit matured on May 31, 2010.  At June 30, 2011 and 2010, the balance outstanding on the line of credit was $0 and $50,000 respectively.

NOTE 7     CONVERTIBLE NOTES

During 2009, the Company issued senior secured convertible notes (“Bridge Notes”) payable to investors in the aggregate amount of $545,000.  The Bridge Notes carry interest rates ranging between 10-12% and were due in full one year from the date of issuance and are past due.  Both the Bridge Notes and the accrued interest thereon are convertible into Common Stock of the Company at a conversion price of $0.10 per share, subject to adjustments.  In addition to the Bridge Notes, the Company issued warrants to purchase 5,750,000 shares of the Company’s Common Stock at a price of $0.20 per share.  The Company valued the Bridge Note’s warrants issued as consideration for the notes payable via the Black-Scholes valuation method.  The total fair value calculated for the conversion was $1,493,700, which was recorded as a derivative liability on the Company’s consolidated balance sheet.  The total fair value calculated for the warrants was $1,719,700, which was recorded as a derivative liability on the Company’s consolidated balance sheet.  For the three and six months ended June 30, 2011, the Company recorded $3,105 and $7,276, respectively related to the gain in fair value of the derivative liability.

In September 2009, $235,000 of the Bridge Notes were converted into shares of Common Stock and the fair value of the derivative liability was recalculated and reduced to $108,000 with adjustments to revaluation expense of $486,000.  The remaining discount of $545,000 was amortized to interest expense over the original one-year term of the Bridge Notes using the effective interest method; as of June 30, 2011 the full amount has been amortized.

In addition in July 2010, INVO Bioscience reached an agreement with one of the investors who had converted his bridge notes into shares to cancel those related 1,750,000 shares and the corresponding 1,750,000 warrants and apply the proceeds to an existing debt with the company.

During quarter ended June 30, 2010, the Company issued convertible notes (“Q2 Notes”) payable to investors in the aggregate amount of $90,000.  The Q2 Notes carried an 8% interest rate and are due in full nine months from the date of issuance.  The Q2 Notes were convertible into Common Stock of the Company starting 90 days after the issuance date until maturity or when paid whichever is later.  The conversion price is variable, based on a fifty percent discount per share on the average of the three lowest trading prices for the ten trading days ending one trading day prior to the date the conversion notice is sent to the Company, subject to adjustments. The Company valued the conversion feature of the Q2 Notes via the Black-Scholes valuation method.  The total fair value calculated for the conversion was $55,900, which was recorded as a derivative liability on the Company’s balance sheet.  Of this amount, $25,900 was allocated to the discount on the Q2 Notes.

As of June 30, 2011 the Q2 Notes and their corresponding interest have been fully converted into shares of common stock, as of this date the outstanding balance of the Q2 Notes is $0.

As of June 30, 2011, the Company recorded $280,000 in amortization expense of the discount on the both the Bridge and Q2 Notes.

In March 2011, the Company issued a new convertible note (“Q111 Note”) payable to Asher Enterprises in the amount of $37,500.  The Q111 Note carries an 8% interest rate and is due in full nine months from the date of issuance.  The Q 111 Note is convertible into Common Stock of the Company starting 90 days after the issuance date until maturity or when paid whichever is later.  The conversion price is variable, based on a fifty percent discount per share on the average of the three lowest trading prices for the ten trading days ending one trading day prior to the date the conversion notice is sent to the Company, subject to adjustments. The Company valued the conversion feature derivative liability of this note via the Black-Scholes valuation method.  The total fair value calculated for the conversion was $25,400, which was recorded as a derivative liability and was allocated as a discount to the note on the Company’s balance sheet.   As of June 30, 2011 the full value of the note is outstanding $37,500.

INVO BIOSCIENCE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 June 30, 2011
(unaudited)

In April 2011, the Company issued a new short term convertible note (“Q211 Note”) payable to a current investor in the amount of $50,000.  The Q211 Note carries a 10% interest rate and is due in full, two months from the date of issuance.  The note is now past due. The Q211 Note is convertible into Common Stock of the Company at a conversion price of $0.03 per share, subject to adjustments.  In addition to the Q211 Note, the Company issued warrants to purchase 1,666,667 shares of the Company’s Common Stock at a price of $0.03 per share.  The Company valued the Bridge Note’s warrants issued as consideration for the notes payable via the Black-Scholes valuation method.  The total fair value calculated for the conversion was $39,500, and for the warrants   was $45,500 both of which were recorded as a derivative liability on the Company’s balance sheet.

Interest in the aggregate amount of $10,500 was accrued on all Notes during the three months ended June 30, 2011.

NOTE 8     NOTE PAYABLE AND OTHER RELATED PARTY TRANSACTIONS

On September 18, 2008, the Company entered into a related party transaction with Dr. Claude Ranoux, the President, Director and Chief Scientific Officer of the Company.  Dr. Ranoux had loaned funds to the Company to sustain its operations since January 5, 2007 (inception).  Dr. Ranoux’s total cumulative investment at June 30, 2011 is $44,100 (“principal”) in INVO Bioscience.  On March 26, 2009, the Company and Dr Ranoux agreed to amend the agreement to a non-convertible note payable bearing interest at 5% per annum, the term of the note has been extended, the repayment date is October 31, 2011.  The Company and Dr. Ranoux can jointly decide to repay the loan earlier without prepayment penalties and has decided to do so. During the three months ended June 30, 2011 $2,854 was repaid on the principal of the loan.

On March 5, 2009, the Company entered into a related party transaction with Kathleen Karloff the Chief Executive Officer and a Director of the Company.  Ms. Karloff provided a short-term loan in the amount of $75,000 at a 5% interest rate to the Company to fund operations. In May 2009, Ms. Karloff loaned the Company an additional $13,000 making her total cumulative investment at June 30, 2011, $88,000 in INVO Bioscience, the note was due on September 15, 2009, which has been extended to October 31, 2011.

For the three months ended June 30, 2011 and 2010, the Company recorded $1,700 in related interest expense in each period.

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

In April 2011, the Company issued an aggregate of 458,000 shares of Common Stock for FDA consultative and investor relation consulting services having a value of $15,240.

In June 2011, the Company issued an aggregate of 310,413 shares of Common Stock for FDA consulting services and for payment of outstanding legal expenses having a value of $9,312.

NOTE 10   STOCK OPTIONS AND WARRANTS

Stock Options

As of June 30, 2011, the Company does not have any options to shares of Common Stock outstanding.

INVO BIOSCIENCE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 June 30, 2011
(unaudited)

Warrants

The following table, as of June 30, 2011, summarizes the changes in warrants outstanding and the related prices for the shares of the Common Stock issued to non-employees of the Company.  These warrants were granted in lieu of cash compensation for services performed or financing expenses in connection with placement of convertible debentures and sale of Common Stock shares.

Warrants Outstanding			Warrants Exercisable
		Weighted			Weighted
		Average	Weighted		Average
		Remaining	Average		Remaining
Exercise	Number	Contractual	Exercise	Number	Contractual
Prices	Outstanding	Life (years)	Price	Exercisable	Life (years)
$0.03	1,666,667	2.77	$0.03	1,666,667	2.77
$0.10	300,000	3.45	$0.10	300,000	3.45
$0.20	3,900,000	3.01	$0.20	3,900,000	3.01
$0.30	666,667	1.73	$0.30	666,667	1.73
	6,533,334	2.16	$0.16	6,533,334	2.16

Transactions involving warrants are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2008	-	$-
2009 Granted	6,416,667	0.21
2009 Exercised	-	-
2009 Cancelled or expired	-	-
Outstanding at December 31, 2009	6,416,667	$0.21
2010 Granted	200,000	0.20
2010 Exercised	-	-
2010 Cancelled or expired	(1,750,000)	$0.20
Outstanding at December 31, 2010	4,866,667	$0.21
2011 Granted	1,666,667	.03
2011 Exercised	-	-
2011 Cancelled or expired	-	-
Outstanding at June 30, 2011	6,533,334	$0.16

The estimated value of the compensatory warrants granted to non-employees in exchange for financing expenses was determined using the Black-Scholes pricing model and the following assumptions:

June 30,
2011
Expected volatility	170%
Expected life (years)	1.2-3.2
Risk free interest rate	0.10%
Forfeiture rate	-
Dividend rate	-

INVO BIOSCIENCE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 June 30, 2011
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

ASC 815-40 mandates a two-step process for evaluating whether an equity-linked financial instrument or embedded feature is indexed to the entity’s own stock.  As disclosed in Note 7, during summer 2009, the Company entered into short term convertible loans with attached warrants, which contain a strike price adjustment feature.  The warrants trigger liability treatment.  During the six months ended June 30, 2011, the liability was adjusted for the change in fair value of the warrants in the amount of $7,276.  In accordance with ASC 815-40, a derivative liability of $261,699 related to the loan conversion feature and warrants is included in our unaudited condensed consolidated balance sheet as of June 30, 2011.

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

As a result of the adoption of ASC 815-40, the Company is required to disclose the fair value measurements required by ASC 820, “Fair Value Measurements and Disclosures.”  The other liabilities recorded at fair value in the unaudited condensed consolidated balance sheet as of June 30, 2011 are categorized based upon the level of judgment associated with the inputs used to measure their fair value.  Hierarchical levels, defined by ASC 820 are directly related to the amount of subjectivity associated with the inputs to fair valuations of these liabilities are as follows:

Level 1 —	Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date;

Level 2 —	Inputs other than Level 1 inputs that are either directly or indirectly observable; and

Level 3 —	Unobservable inputs, for which little or no market data exist, therefore requiring an entity to develop its own assumptions.

The following table summarizes the financial liabilities measured at approximate fair value on a recurring basis as of June 30, 2011, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

				Liabilities
	Level 1	Level 2	Level 3	at fair value
Derivative liability	$-	$-	$261,699	$261,699

Warrant derivative liability — these instruments consist of certain of our convertible notes and warrants with anti-dilution provisions.  These instruments were valued using pricing models, which incorporate the Company’s stock price, volatility, U.S. risk free rate, dividend rate and estimated life.

The following is a reconciliation of the derivative liability for which Level 3 inputs were used in determining the approximate fair value:

Beginning balance as of January 1, 2011	$168,555
Fair value of conversion features and warrants issued	110,406
Gain on conversion option	(9.986)
Gain in change in fair value	(7,276)
Ending balance as of June 30, 2011	$261,699

INVO BIOSCIENCE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 June 30, 2011
(unaudited)

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

The Company’s total approximate deferred tax liabilities, deferred tax assets and deferred tax asset valuation allowances at June 30, 2011 and December 31, 2010 are as follows:

	June 30, 2011	December 31, 2010
Total deferred tax assets	$2,980,000	$2,755,000
Less valuation allowance	(2,980,000)	(2,755,000)
Total deferred tax liabilities	-	-
Net deferred tax asset (liability)	$-	$-

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

Litigations

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
 June 30, 2011
(unaudited)

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

We will continue to vigorously oppose the remaining claims.  Although the Judge’s rulings as to INVO Bioscience and Karloff are subject to appeal, the Company remains confident there is no merit to the suit and intends to continue to resist the case and any appeal vigorously.  As of June 30, 2011the Company has not accrued for any potential losses related to the claims.

Outside of the above mentioned item neither INVO Bioscience, Inc., nor Bio X Cell, Inc, our wholly owned subsidiary, either directly or indirectly, are involved in any lawsuit outside the ordinary course of business, the disposition of which would have a material effect upon either our results of operations, financial position or cash flows.

NOTE 15   SUBSEQUENT EVENTS

In July 2011, the Company issued a new convertible note (“Q311 Note”) payable to Asher Enterprises in the amount of $30,000.  The Q311 Note carries an 8% interest rate and is due in full nine months from the date of issuance.  The Q 311 Note is convertible into Common Stock of the Company starting 90 days after the issuance date until maturity or when paid whichever is later.  The conversion price is variable, based on a fifty percent discount per share on the average of the three lowest trading prices.

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

Currently, we are establishing agreements with distributors and training physicians around the world in places such as South and Latin America, Europe, Africa and the Middle East as our funding permits.  The Company is aware of five marketing studies being conducted in clinical environments; three have been completed in Colombia and Peru, the fourth is in Pakistan and the fifth  in Brazil. These are non regulatory studies but local validation of expected results. The Colombian studies were conducted by CECOLFES, Center of Fertility and Sterility located in Bogota, Colombia in two different evaluations. In the first trial 125 couples participated with woman in the age range of 21 to 45 years old, the average age was 34 years.  The results of this study were excellent with a 44% efficacy rate per cycle. The second study was done combining ICSI with INVO to review the results compared to current practices of treating situations of medium to severe male factor causes and determine if this procedure would provide different results than INVO alone in certain cases. CECOLFES performed 100 procedures in woman ranging from 21 to 48 years old and achieved a 32% efficacy rate.  The third completed study was conducted by Dr. Julio Diaz Pinillos at the Lima Center for Human Reproduction in Lima, Peru.   138 couples participated with the woman’s ages ranging from 25 to 43 years old.  Dr. Diaz achieved a 30% efficacy rate per cycle which he is very pleased about, stating these are significantly better than the results he typically achieves in this cross section of patients.  The marketing study in Pakistan started during the first quarter of 2010, which is being conducted by Galaxy IVF in four INVO centers.  Both the US National Institute of Health (NIH) and the World Health Organization (WHO) have approved this planned 100 patient study. We do not have anything to report as Galaxy IVF is holding information until the study is complete. It is taking much longer to complete than originally anticipated due to all the events happening with in the country over the past 18 months.   The last know study is finishing up in Brazil by Dr Coelho of the Center of Infertility and Fetal Medicine of North Rio de Janeiro, Brazil the initial results are showing a 30% efficacy rate in patients ranging from 29 to 38 years old. Dr Coelho is excited with the prospect that he will be able to serve a much larger population with INVO’s low cost approach and with better results than he is currently achieving today.  We understand that additional studies may be starting soon in other countries, such as Bolivia and Canada.

As we continue to penetrate the infertility markets in countries outside of the US, we anticipate pursuing the completion of the U.S. Federal Food and Drug Administration’s (“FDA”) “510(k)” process.  It was originally expected to take us approximately nine months to complete the filing once we receive funding of approximately $ 1 million dollars. We have completed the first step for medical device companies who manufacture Class 2 devices and the filing of a Premarket Notification with the FDA (i.e., an FDA 510(k) submission).  The FDA reviewed the 510(k) and requested human efficacy data with the commercial device resulting in the need for a clinical trial.  Technically, the FDA does not “approve” Class 1 and 2 medical devices for sale in the U.S. they give “clearance” for them to be sold.  We have reviewed alternative submission options that have been provided to us from an FDA consulting firm and are taking steps to initiate them. It is possible we may be able to expedite the process in 2011.  If not, we are still hoping to receive clearance to market in the U.S. by the end of 2012 upon completion of our clinical trial, subject to receiving proper funding in 2011.

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

During the six months ended June 30, 2011, the Company continued to market its products strategically utilizing its limited resources in the most economical fashion possible.  We focused most of our efforts on South America, assisting the new doctors performing INVO procedures in San Salvador, and Brazil as well as continuing to support the doctors in Colombia with new centers opening in Cali and Cartagena and Peru.  In addition we have continued discussions with our Canadian distributor regarding the introducing the INVOcell to the Canadian market.  In the second quarter we started discussions with a new company based in central Asia who would like to introduce the INVOcell in their sales areas to expand their current offerings to fertility specialists, primarily OB/Gyns.  In addition we have initiated talks with doctors and consultants to possibly go into areas that we have not considered in the past.  We have also continued to provide documentation and devices for registration to our doctors in the Ukraine in order to have the INVOcell available for commercialization in there.

As of June 30, 2011, we have the necessary approvals to sell the INVOcell device in the following countries: Bolivia, Canada, Colombia, Guatemala, Belgium, Greece, Bulgaria, Turkey, Poland, Spain, Switzerland, Cyprus, Pakistan, Cameroon, Nigeria, South Africa, Peru, Panama, Dominican Republic, Nicaragua and India.  We have started the registration process in the following countries as well: Brazil, Ukraine, China, Argentina, Venezuela, Egypt, Russia, and Taiwan.

We continue to control all spending and require approximately $125,000 per month to fund our operations.  This amount will increase as we expand our sales, marketing and training efforts; however, if we do not raise additional capital in the near future we will have to further curtail our spending and downsize our operations.  Our cash needs are primarily attributable to funding sales and marketing efforts, strengthening our training capabilities, satisfying existing obligations and building an administrative infrastructure, including all the professional fees and expenses associated with being a public company.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and results of operations are based upon the unaudited condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles as recognized in the United States of America.  The preparation of these unaudited condensed consolidated financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and disclosure of contingent assets and liabilities.  Our estimates include those related to revenue recognition, the valuation of inventory, and valuation of deferred tax assets and liabilities, useful lives of intangible assets, warranty obligations and accruals.  We base our estimates on historical experience and on various other assumptions that management believes to be reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions or conditions.  For a complete description of accounting policies, see Note 1 to our consolidated financial statements included in our Form 10K for the year ended December 31, 2010.  There were no significant changes in critical accounting estimates.

Results of Operations

Three months ended June 30, 2011, compared to the three months ended June 30, 2010

Net Sales and Revenues

Net sales and revenue for the three months ended June 30, 2010, were $21,800 compared to $11,200 172 for the same period in 2010.  This 95% increase was the result of current doctors reordering and a new customer starting to offer the INVO procedure at their facilities.

Cost of Sales and Revenues

Cost of sales were $6,400 or 29% for the three months ended June 30, 2011compared to $3,600 (32%) for the three months ended June 30, 2010. The percentage decrease in cost of sales was related to slightly higher average selling prices.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2011 were $220,000 as compared to $317,600 for the three months ended June 30, 2010.  Our limited cash resources have continued to force us to keep a tight reign over spending resulting in a 31% decrease in SG&A during the second quarter of 2011 compared to the 2nd quarter of 2010. The $97,000 decrease in expenses were primarily due to, a reduction of employee’s accrued salaries and benefits in the amount of $60,000 as some employees cut back their time as they pursued other means of contributing cash to their households to meet mounting personal obligations. Decreases in investor awareness professional fees and marketing of approximately $30,000 accounted for the next largest reduction in expenses year over year.  The remaining decrease of $7,000 in the second quarter of 2011 compared to 2010 was related to the reduction in facility expenses.

Research and Development Expenses

Research and development expenses were $0 for the three months ended June 30, 2011 and 2010.  The Company believes that the product is ready for market as it is, and its limited resources were devoted to sales activities and training new distributors and physicians, not for research and development.

Interest Expense and Financing Fees

During the three-month period ended June 30, 2011 we incurred a non cash increase in financing fees and interest expense over the comparable three months of 2010.  In the three months of 2011 we incurred $102,300 in expense compared to an expense of $81,000.  Last year, in the period ended June 30, 2010 we recorded a net non-cash financing derivative liability gain of $211,663 related to the convertible loans with detachable warrants the Company had issued in 2009 to raise capital.  The 2010 gain was the result of a revaluation based on the market price of our stock on June 30, 2010 compared to the market price of the Company’s Stock in 2009.  See Notes 7 and 11 to the unaudited condensed consolidated financial statements included herein.  The revaluation gain in the three months ended June 30, 2010 was more than offset by the amortization of the note discount of $105,000, excess warrant discount of $165,000 and broker’s fees of $9,000 compared to $40,500 in note amortization and excess warrant discount of $45,400 for the three months ended June 30, 2011. Interest expense increased by approximately $6,000 in the three month period of 2011 compared to the same three months of 2010 going from $13,300 to $19,500 as a result of increased loan balances.

Income Taxes

The Company's aggregate unused net operating losses approximate $7,400,000, which expire at various times through 2030, subject to limitations of Section 382 of the Internal Revenue Code of 1986, as amended.  The deferred tax asset related to the carry forward is approximately $3,000,000.  The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earning history of the Company, it is more likely than not that the benefits will not be realized.

Net Income (loss)

Net loss for the three months ended June 30, 2011 was $307,000 as compared to net loss of $391,000 in the three months ended June 30, 2010. The primary reason for the $85,000 improvement was the result of the decreased in SG&A spending in 2011.

Six months ended June 30, 2011, compared to the six months ended June 30, 2010

Net Sales and Revenues

Net sales and revenue for the six months ended June 30, 2010, were $54,800 compared to $38,000 for the six months ended June 30, 2010.  This 44% increase was the result of current doctors reordering and a few new customers starting to offer the INVO procedure as one of their service offerings.

Cost of Sales and Revenues

Cost of sales were $12,600 or 23% for the six months ended June 30, 2011compared to $11,900(31%) for the six months ended June 30, 2010. The percentage decrease in cost of sales was attributed to slightly higher average selling prices in 2011 and with slightly higher revenue fixed costs as a percentage were reduced.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended June 30, 2011 were $421,000 as compared to $764,000 for the six months ended June 30, 2010.  Our constrained cash resources have continued to force us to keep a tight reign over spending in 2011 resulting in a 45% or $343,000 decrease in SG&A in the first six months of 2011. The decrease in expenses were due to conscious reductions in spending in the areas of  investor awareness,  professional fees and marketing fees of approximately $147,000, as well $52,000 less in legal fees.  A reduction of employee’s accrued salaries and benefits in the amount of $130,000 contributed to the expense reduction as some employees cut back their time as they pursued other means of contributing cash to their households to meet mounting personal obligations. The remaining decrease of $12,000 in 2011 compared to 2010 was related to the reduction in office expenses.

Research and Development Expenses

Research and development expenses were $0 for the six months ended June 30, 2011 and 2010.  The Company believes that the product is ready for market as it is, and its limited resources were devoted to sales activities and training new distributors and physicians, not for research and development.

Interest Expense and Financing Fees

During the six month period ended June 30, 2011 we incurred a non cash increase in financing fees and interest expense over the comparable six months of 2010.  In the six months of 2011 we incurred $127,000 in expense compared to a gain of $1,218,000 in the same six month period of 2010.  Last year, in the period ended June 30, 2010 we recorded a net non-cash financing derivative liability gain of $1,565,000 related to the convertible loans with detachable warrants the Company had issued in 2009 to raise capital.  The 2010 gain was the result of a revaluation based on the market price of our stock on June 30, 2010 compared to the market price of the Company’s Stock in 2009.  See Notes 7 and 11 to the unaudited condensed consolidated financial statements included herein.  The revaluation gain in the six months ended June 30, 2010 was offset by the amortization of the note discount of $138,000, excess warrant discount of $165,000 and broker’s fees of $15,000 compared to $59,000 in note amortization and excess warrant discount of $45,000 for the six months ended June 30, 2011. Interest expense increased by approximately $2,000 in the six month period of 2011 compared to the same six months of 2010.  In 2011 interest expense was $30,000 compared to $28,000 as a result of increased loan balances.

Income Taxes

The Company's aggregate unused net operating losses approximate $7,400,000, which expire at various times through 2030, subject to limitations of Section 382 of the Internal Revenue Code of 1986, as amended.  The deferred tax asset related to the carry forward is approximately $3,000,000.  The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earning history of the Company, it is more likely than not that the benefits will not be realized.

Net Income (loss)

Net loss for the six months ended June 30, 2011 was $506,000 as compared to net income of $479,000 in the six months ended June 30, 2010. The primary reason for the $985,000 negative change year over year was the result of the gain in fair value of the derivative liability of $1,565,000 which occurred in 2010 and not 2011 offset by decreases in SG&A spending of $343,000 and less note amortization, excess discounts on warrant costs and broker’s fees in 2011in the amount of $215,000.

Liquidity and Capital Resources

As of June 30, 2011, we had $9,700 in cash and no cash equivalents.

Net cash used by operating activities was $106,000 for the six months ended June 30, 2011, compared to net cash used by operating activities of $290,000 for the six months ended June 30, 2010.  The decrease in net cash used was due to an improvement in the operating loss, continuing to tightly control all expenses in 2011.  In addition, all of the current employees continue to assist INVO Bioscience in its funding requirements by deferring their salaries for the period ended June 30, 2011.

No cash was used during the six months ended June 30, 2011 or 2010 in investing activities.

Net cash provided by financing activities was $103,000 for the six months ended June 30, 2011 compared to $212,000 for the six months ended June 30, 2010.  In the six months of 2011 the cash provided by financing activities came from a couple of different sources, they were, the sale of Common Stock to AGS Capital, per our REF financing agreement for $7,000, convertible notes to Asher Enterprises provided $37,500, a current investor provided a short term 10% convertible note for $50,000 and the balance was provided from cash received from the sale of our product the INVOcell.   During 2010 cash came primarily from two sources,   sale of Common Stock to AGS Capital which provided $108,500 in funding and the balance was provided by two convertible notes to Asher Enterprises in the aggregate amount of $90,000.

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

Item 3.       Quantitative and Qualitative Disclosures about Market Risks

Not Applicable

Item 4.       Controls and Procedures

Item 4a.     Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2011, the end of the fiscal period covered by this Form 10Q.  We maintain disclosure controls and procedures that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.   Based upon that evaluation and the identification of the material weakness in the Company’s internal control over financial reporting as of December 31, 2010 (described below) which has not been remediated as of of the end of the period covered by this Quarterly Report, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were ineffective as of the end of the period covered by this Quarterly Report.

Because of the Company’s limited resources and limited number of employees, management concluded that, as of June 30, 2011, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

PART II.  OTHER INFORMATION

Item 1.       Legal Proceedings

As outlined in the Annual Report filed in Form 10K on April 15, 2011, , INVO Bioscience, Inc., Claude Ranoux and Kathleen Karloff were served an Amended Complaint, the original of which was filed on December 31, 2009 at the Suffolk Superior Court Business Litigation Session by two former employees of Medelle Corporation, and a former investor in and creditor of Medelle Corporation.  These plaintiffs allege various claims of wrongdoing relating to the sale of the assets from Medelle to Dr. Ranoux.  They claim that Dr. Ranoux, Ms. Karloff and Medelle Corporation (and therefore INVO Bioscience as an alleged successor corporation) violated alleged duties owed to them in connection with the sale.

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

Item 2.       Unregistered Issuance of Equity Securities and Use of Proceeds

None

Item 3.       Defaults Upon Senior Securities

None.

Item 4.       Reserved

Item 5.       Other Information

None.

Item 6.       Exhibits

31.1	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications of Principal Executive Officer and Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
101	XRBL Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 22, 2011.

INVO Bioscience, Inc.

Date: August 22, 2011	By:	/s/Kathleen Karloff
Kathleen Karloff
Chief Executive Officer (Principal Executive Officer)
Date: August 22, 2011	By:	/s/ Robert J. Bowdring
Robert J. Bowdring
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

31.1	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications of Principal Executive Officer and Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
101(1)
XBRL Interactive Data File   The following materials from INVO Bioscience, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2011 and 2010, (ii) Unaudited Condensed Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010, (iii) Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010, and (iv) Notes to Unaudited, Condensed, Consolidated Financial Statements.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(1)
Furnished herewith. Users of this data are advised in accordance with Rule 406T of Regulation S-T promulgated by the Securities and Exchange Commission that this Interactive Data File is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections. The financial information contained in the XBRL-related documents is “unaudited” and “un-reviewed.”