Form 10-Q
period 2011-09-30
INVO Bioscience, Inc.
filed 2011-11-21
CIK 1417926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Shares of common stock, par value $.0001 per share: 83,076,142 shares outstanding as of November 16, 2011.

INVO Bioscience, Inc.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2011

Item		Page Number
Part I

1.	Financial Statements:	3
1a.	Condensed Consolidated Balance Sheets as of September 30, 2011 (unaudited) and December 31, 2010	3
1b.	Condensed Consolidated Statements of Operations for the three months ended September 30, 2011 and 2010 and from the period January 5, 2007 (date of inception) to September 30, 2011 (unaudited)	4
1c.	Condensed Consolidated Statements of Operations for the nine months ended September 30, 2011 and 2010 and from the period January 5, 2007 (date of inception) to September 30, 2011 (unaudited)	5
1d.	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010 and from the period January 5, 2007 (date of inception) to September 30, 2011 (unaudited)	6
1e.	Notes to the Unaudited Condensed Consolidated Financial Statements	7
2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
3.	Quantitative and Qualitative Disclosures about Market Risk	21
4.	Controls and Procedures	21
4a.	Evaluation of Disclosure Controls and Procedures	21
4b.	Changes in Internal Controls Over Financial Reporting	22

Part II

1.	Legal Proceedings	22
1A.	Risk Factors	23
2.	Unregistered Issuance of Equity Securities and Use of Proceeds	23
3.	Defaults Upon Senior Securities	23
4.	[Reserved]	23
5.	Other Information	23
6.	Exhibits	23
	Signatures	24

PART I.  FINANCIAL INFORMATION
Item 1.       Financial Statements (unaudited)

 INVO BIOSCIENCE, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS

Assets
	September 30,	December 31,
	2011	2010
	(Unaudited)
Current Assets:
Cash	$2,240	$12,525
Accounts receivable, net	9,415	15,706
Inventory	59,856	69,272
Prepaid expenses	-	1,940
Total current assets	71,511	99,443

Property and equipment, net	18,121	24,427

Other Assets:
Capitalized patents, net	44,956	57,126
Total other assets	44,956	57,126

Total assets	$134,588	$180,996

Liabilities and Stockholders' Deficiency

Current Liabilities:
Accounts payable	$611,948	$628,249
Accrued expenses	413,627	340,602
Accrued salaries	1,424,390	1,062,913
Note payable- related party	130,480	136,962
Convertible notes, net of debt discount of $32,198 and$18,875 respectively	352,301	325,624
Derivative liabilities	131,851	168,555
Total current liabilities	3,064,597	2,662,905
Total liabilities	3,064,597	2,662,905

Commitments and Contingencies
Stockholders' Deficiency:
Preferred Stock, $.0001 par value; 100,000,000 shares authorized; No shares issued and outstanding as of September 30, 2011and December 31, 2010	-	-
Common Stock, $.0001 par value; 200,000,000 shares authorized; and 80,048,730 and 74,536,286 issued and outstanding as of September 30, 2011 and December 31, 2010, respectively.	8,005	7,454
Additional paid-in capital	4,569,317	4,413,030
Accumulated deficit	(7,507,331)	(6,902,393)
Total stockholders' deficiency	(2,930,009)	(2,481,909)

Total liabilities and stockholders' deficiency	$134,588	$180,996

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INVO BIOSCIENCE, INC.
(A DEVELOPMENT STAGE COMPANY)
 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited)

	For the three months ended September 30, 2011	For the three months ended September 30, 2010	From January 5, 2007 (Inception) to September 30, 2011
Revenue:
Product revenue	$12,878	$-	$236,575
Cost of Goods Sold:
Product costs	3,259	1,705	89,158

Gross Margin:	9,619	(1,705)	147,417

Operating Expenses:
Research and development	-	-	92,761
Selling, general and administrative	182,106	363,271	6,035,961
Total operating expenses	182,106	363,271	6,128,722

Loss from operations	(172,487)	(364,976)	(5,981,305)

Other (Income) Expenses:

Gain in fair value of derivative liability	(101,063)	(197,419)	(2,440,714)
Interest expense and financing fees	27,772	67,633	3,966,740
Total other (income) expenses	(73,291)	(129,786)	1,526,026

(Loss) before income taxes	(99,196)	(235,190)	(7,507,331)

Provisions for income taxes	-	-	-

Net loss	$(99,196)	$(235,190)	$(7,507,331)

Basic net income (loss) per weighted average shares of common stock	$(0.001)	$(0.004)
Diluted net income (loss) per weighted average shares of common stock - See Note 1	$(0.001)	$(0.004)
Basic weighted average number of shares of common stock	78,639,932	63,646,969
Diluted weighted average number of shares of common stock	78,639,932	63,646,969

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INVO BIOSCIENCE, INC.
(A DEVELOPMENT STAGE COMPANY)
 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited)

	For the nine months ended September 30, 2011	For the nine months ended September 30, 2010	From January 5, 2007 (Inception) to September 30, 2011
Revenue:
Product revenue	$67,728	$37,992	$236,575
Cost of Goods Sold:
Product costs	15,852	13,619	89,158

Gross Margin:	51,876	24,373	147,417

Operating Expenses:
Research and development	-	-	92,761
Selling, general and administrative	602,625	1,127,497	6,035,961
Total operating expenses	602,625	1,127,497	6,128,722

Loss from operations	(550,749)	(1,103,124)	(5,981,305)

Other (Income) Expenses:

Gain in fair value of derivative liability	(108,339)	(1,653,357)	(2,440,714)
Interest expense and financing fees	162,529	305,916	3,966,740
Total other (income) expenses	54,190	(1,347,441)	1,526,026

Income (loss) before income taxes	(604,939)	244,317	(7,507,331)

Provisions for income taxes	-	-	-

Net income (loss)	$(604,939)	$244,317	$(7,507,331)

Basic net income (loss) per weighted average shares of common stock	$(0.008)	$0.004
Diluted net income (loss) per weighted average shares of common stock - See Note 1	$(0.008)	$(0.18)
Basic weighted average number of shares of common stock	77,687,403	61,785,816
Diluted weighted average number of shares of common stock	77,687,403	61,785,816

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INVO BIOSCIENCE, INC
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the nine months ended September 30, 2011	For the nine months ended September 30, 2010	From January 5, 2007 (Inception) to September 30, 2011

Net income (loss)	$(604,939)	$244,317	$(7,507,331)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Non-cash stock compensation issued for services	36,602	152,719	1,259,674
In kind contribution to employees	-	81,000	379,464
Reserve for allowance for doubtful accounts	-	(7,528)	35,777
Accretion of convertible debt discount	-	244,211	526,125
Depreciation and amortization	18,477	10,531	60,222
Net non-cash financing and derivative losses (gains)	(50,027)	(1,653,357)	374,371
Changes in operating assets and liabilities:
Receivables	6,291	2,851	(45,192)
Inventories	9,416	6,042	(59,855)
Prepaid expenses and other current assets	1,940	29,289	(11,851)
Accounts payable	(16,301)	11,167	611,677
Accrued compensation	361,477	441,559	1,424,391
Other accrued expenses	73,025	6,175	363,164
Net cash used in operating activities	(164,039)	(431,024)	(2,589,364)

Cash flows from investing activities:
Purchase of equipment	-	-	(42,858)
Purchase of intangible assets	-	-	(77,742)
Net cash used in investing activities	-	-	(120,600)

Cash flows from financing activities:
Proceeds from demand note payable	-		52,880
Repayment of demand note payable	-	(52,880)	(52,880)
Proceeds from convertible loan	40,000	90,000	619,500
Proceeds from loan payable- insurance	-	-	70,587
Proceeds from loan payable- related party	-	-	190,889
Repayment of loan payable- related party	(6,482)	(9,500)	(60,410)
Proceeds from issuance of common stock	120,236	333,865	1,891,638
Net cash provided by financing activities	153,754	361,485	2,712,204

Net increase (decrease) in cash and cash equivalents	$(10,285)	$(69,539)	$2,240

Cash and cash equivalents at beginning of period	$12,525	$79,052	$-

Cash and cash equivalents at end of period	$2,240	$9,513	$2,240

Supplemental disclosure:
Cash paid for interest	$11,514	$13,740	$44,074
Cash paid for taxes	$456	$456	$1,996
Non-cash financing and investing activities:
Common stock issued upon note payable and interest conversion	$56,100	$-	$351,582

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INVO BIOSCIENCE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 September 30, 2011
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

We are a development stage company, as defined by Accounting Standards Codification (“ASC”) Topic 915, “Accounting and Reporting by Development Stage Enterprise”.  Our activities during our development stage to date have included developing the business plan, seeking regulatory clearance in the European Union and many countries outside of the United States while taking preliminary steps within the United States, raising capital, conducting beta tests, sales and marketing of the INVOcell device and offering instructions in the INVO technique to doctors in numerous foreign countries. From inception through September 30, 2011, we have generated minimal revenues, have incurred significant expenses and have sustained losses.  Consequently, our operations are subject to all of the risks inherent in the establishment of a new business enterprise.

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

In the opinion of the Company, all adjustments necessary to present fairly the financial position and the results of our operations and cash flows have been included in the accompanying unaudited condensed consolidated financial statements.  The results of operations for interim periods are not necessarily indicative of the expected results for the year ended December 31, 2011.

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

Cash and Cash Equivalents

 The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.  As of September 30, 2011, and December 31, 2010, the Company had $2,240 and $12,525 in cash equivalents, respectively.

INVO BIOSCIENCE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 September 30, 2011
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

The following is a reconciliation of net income and share amounts used in the computation of loss per share for the nine months ended September 30, 2011:

Nine Months
Ended
September 30, 2011 (unaudited)
Net loss used in computing basic net loss per share	$(604,939)
Impact of assumed assumptions:
Gain on warrant liability marked to fair value	108,339
Net loss used in computing diluted net loss per share	$(713,278)

There were 1,444,425 common share equivalents at September 30, 2011 and 1,410,003 at September 30, 2010. For the three and nine months ended September 30, 2011 and 2010, these potential shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

(C)             Recent Accounting Pronouncements

The Company has implemented all new accounting  pronouncements that are in effect and that may impact its unaudited condensed consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 2     GOING CONCERN

As reflected in the accompanying unaudited condensed consolidated financial statements, the Company is in the development stage. The Company has a net loss for the quarter of $99,000 and a cumulative net loss of $7,507,000, a working capital deficiency of $2,993,000, a stockholder deficiency of $2,930,000 and cash used in operations of $164,000 for the nine months ended September 30, 2011.  This raises substantial doubt about its ability to continue as a going concern.  The unaudited condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.

INVO BIOSCIENCE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 September 30, 2011
(unaudited)

NOTE 3     INVENTORY

As of September 30, 2011 and December 31, 2010, the Company recorded the following inventory balances:

	September 30, 2011 (unaudited)	December 31, 2010
Work in Process	$40,971	$40,971
Finished Goods	18,885	28,301
Total Inventory	$59,856	$69,272

NOTE 4     PROPERTY AND EQUIPMENT

The estimated useful lives and accumulated depreciation for furniture, equipment and software are as follows as of September 30, 2011 and December 31, 2010:

Estimated Useful Life
Molds	3 to 7 years
Computers and Software	3 to 5 years

	September 30, 2011 (unaudited)	December 31, 2010
Manufacturing Equipment- Molds	$35,263	$35,263
Accumulated Depreciation	(17,142)	(12,734)
Network/IT Equipment	7,595	7,595
Accumulated Depreciation	(7,595)	(5,696)
	$18,121	$24,427

During the three months and nine months ended September 30, 2011 and 2010 the Company recorded $2,102 and $6,306 respectively in depreciation expense during both periods.

NOTE 5     PATENTS

As of September 30, 2011 and December 31, 2010, the Company recorded the following patent balances:

The company capitalizes the initial expense related to establishing the patent by country and then amortizes the expense over the life of the patent, typically 20 years.  It then expenses annual filing fees to maintain the patents.  The Company regularly reviews the value of the patent in the market place in proportion to the expense it must spend to maintain the patent.

	September 30, 2011 (unaudited)	December 31, 2010
Total Patents	$77,743	$77,743
Accumulated Amortization	(32,787)	(20,617)
Patent costs, net	$44,956	$57,126

 INVO BIOSCIENCE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 September 30, 2011
(unaudited)

During the three months ended September 30, 2011 and 2010, the Company recorded $1,408 in amortization expenses during both periods. During the nine months ended September 30, 2011 and 2010, the company recorded $12,170 and $4,225 in amortization expenses during the respective periods. During the nine months ended September 30, 2011 the decision was made to expedite the amortization of the original patent which expires next year.  It was also decided to not defend the block patent as it only has value to the Company.

NOTE 6     WORKING LINE OF CREDIT

As of September 30, 2011, the Company has paid and closed its $50,000 working capital line of credit with Century Bank, the line of credit matured on May 31, 2010.  At both September 30, 2011 and December 31, 2010, the balance outstanding on the line of credit was $0.

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

In September 2009, $235,000 of the Bridge Notes were converted into shares of Common Stock and the fair value of the derivative liability was recalculated and reduced to $108,000 with adjustments to revaluation expense of $486,000.  The remaining discount of $545,000 was amortized to interest expense over the original one-year term of the Bridge Notes using the effective interest method; as of September 30, 2011 the full amount has been amortized.

In July 2010, INVO Bioscience reached an agreement with one of the investors who had converted his bridge notes into shares to cancel those related 1,750,000 shares and the corresponding 1,750,000 warrants and apply the proceeds to the open subscription receivable balance he carried with the company.

In June, 2010, the Company issued convertible notes (“Q2 Notes”) payable to investors in the aggregate amount of $90,000.  The Q2 Notes carried an 8% interest rate and are due in full nine months from the date of issuance.  The Q2 Notes were convertible into Common Stock of the Company starting 90 days after the issuance date until maturity or when paid whichever is later.  The conversion price is variable, based on a fifty percent discount per share on the average of the three lowest trading prices for the ten trading days ending one trading day prior to the date the conversion notice is sent to the Company, subject to adjustments. The Company valued the conversion feature of the Q2 Notes via the Black-Scholes valuation method.  The total fair value calculated for the conversion was $55,900, which was recorded as a derivative liability on the Company’s balance sheet.  Of this amount, $25,900 was allocated to the discount on the Q2 Notes.

As of September 30, 2011 the Q2 Notes and their corresponding interest have been fully converted into shares of common stock, as of this date the outstanding balance of the Q2 Notes is $0.

In March 2011, the Company issued a new convertible note (“Q111 Note”) payable to Asher Enterprises in the amount of $37,500.  The Q111 Note carries an 8% interest rate and is due in full nine months from the date of issuance.  The Q 111 Note is convertible into Common Stock of the Company starting 90 days after the issuance date until maturity or when paid whichever is later.  The conversion price is variable, based on a fifty percent discount per share on the average of the three lowest trading prices for the ten trading days ending one trading day prior to the date the conversion notice is sent to the Company, subject to adjustments. The Company valued the conversion feature derivative liability of this note via the Black-Scholes valuation method.  The total fair value calculated for the conversion was $25,400, which was recorded as a derivative liability and was allocated as a discount to the note on the Company’s balance sheet.   As of September 30, 2011, $18,000 of the note has been converted into shares leaving a value is outstanding $19,500.

INVO BIOSCIENCE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 September 30, 2011
(unaudited)

In April 2011, the Company issued a new short term convertible note (“Q211 Note”) payable to a current investor in the amount of $50,000.  The Q211 Note carries a 10% interest rate and is due in full, two months from the date of issuance.  The note was past due and is partially still open, as of this date the balance is $25,000. The Q211 Note is convertible into Common Stock of the Company at a conversion price of $0.03 per share, subject to adjustments.  In addition to the Q211 Note, the Company issued warrants to purchase 1,666,667 shares of the Company’s Common Stock at a price of $0.03 per share.  The Company valued the Bridge Note’s warrants issued as consideration for the notes payable via the Black-Scholes valuation method.  The total fair value calculated for the conversion was $39,500, and for the warrants was $45,500 both of which were recorded as a derivative liability on the Company’s balance sheet.

In July 2011, the Company issued a new convertible note (“Q311 Note”) payable to Asher Enterprises in the amount of $30,000.  The Q311 Note carries an 8% interest rate and is due in full nine months from the date of issuance.  The Q 111 Note is convertible into Common Stock of the Company starting 90 days after the issuance date until maturity or when paid whichever is later.  The conversion price is variable, based on a fifty percent discount per share on the average of the three lowest trading prices for the ten trading days ending one trading day prior to the date the conversion notice is sent to the Company, subject to adjustments. The Company valued the conversion feature derivative liability of this note via the Black-Scholes valuation method.  The total fair value calculated for the conversion was $18,685, which was recorded as a derivative liability and was allocated as a discount to the note on the Company’s balance sheet.   As of September 30, 2011, the outstanding balance of the note is $30,000.

For the three and nine months ended September 30, 2011, the Company recorded $101,063 and $108,339, respectively related to the gain in fair value of the derivative liability. In addition for the nine months ended September 30, 2011 the Company recorded $70,347 in amortization expense of the discounts on all Notes.  Interest in the aggregate amount of $10,731 was accrued on all Notes during the three months ended September 30, 2011 and $29,832 for the nine months ended September 30, 2011.

NOTE 8     NOTE PAYABLE AND OTHER RELATED PARTY TRANSACTIONS

On September 18, 2008, the Company entered into a related party transaction with Dr. Claude Ranoux, the President, Director and Chief Scientific Officer of the Company.  Dr. Ranoux had loaned funds to the Company to sustain its operations since January 5, 2007 (inception).  Dr. Ranoux’s total cumulative investment at September 30, 2011 is $42,480 (“principal”) in INVO Bioscience.  On March 26, 2009, the Company and Dr Ranoux agreed to amend the agreement to a non-convertible note payable bearing interest at 5% per annum, the term of the note has been extended, the repayment date is October 31, 2012.  The Company and Dr. Ranoux can jointly decide to repay the loan earlier without prepayment penalties and has decided to do so. During the three months ended September 30, 2011 $1,628 was repaid on the principal of the loan.

On March 5, 2009, the Company entered into a related party transaction with Kathleen Karloff the Chief Executive Officer and a Director of the Company.  Ms. Karloff provided a short-term loan in the amount of $75,000 at a 5% interest rate to the Company to fund operations. In May 2009, Ms. Karloff loaned the Company an additional $13,000 making her total cumulative investment at September 30, 2011, $88,000 in INVO Bioscience, the note was due on September 15, 2009, which has been extended to October 31, 2012.

For the three months ended September 30, 2011 and 2010, the Company recorded $1,700 in related interest expense in each period.

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
 September 30, 2011
(unaudited)

In April 2011, the Company issued an aggregate of 458,000 shares of Common Stock for FDA consultative and investor relation consulting services having a value of $15,240.

In June 2011, the Company issued an aggregate of 310,413 shares of Common Stock for FDA consulting services and for payment of outstanding legal expenses having a value of $9,312.

In September 2011, the Company issued an aggregate of 410,000 shares of Common Stock for marketing consulting services, accounting and filing services and for payment of outstanding legal expenses having a value of $8,200.

In September 2011, Asher Enterprises requested the conversion of $18,000 of its convertible note (Q111 Note) with the Company and 1,703,197 shares of Common Stock were issued. These shares were exempt from registration pursuant to Section (4)(2) of the Securities Act. With the issuance of these shares, a balance of $19,500 remains open with the Q111 Note.

NOTE 10   STOCK OPTIONS AND WARRANTS

Stock Options

As of September 30, 2011, the Company does not have any options to shares of Common Stock outstanding.

Warrants

The following table, as of September 30, 2011, summarizes the changes in warrants outstanding and the related prices for the shares of the Common Stock issued to non-employees of the Company.  These warrants were granted in lieu of cash compensation for services performed or financing expenses in connection with placement of convertible debentures and sale of Common Stock shares.

Warrants Outstanding			Warrants Exercisable
		Weighted			Weighted
		Average	Weighted		Average
		Remaining	Average		Remaining
Exercise	Number	Contractual	Exercise	Number	Contractual
Prices	Outstanding	Life (years)	Price	Exercisable	Life (years)
$0.03	1,666,667	2.52	$0.03	1,666,667	2.52
$0.10	300,000	2.95	$0.10	300,000	2.95
$0.20	3,900,000	2.51	$0.20	3,900,000	2.51
$0.30	666,667	1.23	$0.30	666,667	1.23
	6,533,334	2.40	$0.16	6,533,334	2.40

INVO BIOSCIENCE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 September 30, 2011
(unaudited)

Transactions involving warrants are summarized as follows:
	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2008	-	$-
2009 Granted	6,416,667	0.21
2009 Exercised	-	-
2009 Cancelled or expired	-	-
Outstanding at December 31, 2009	6,416,667	$0.21
2010 Granted	200,000	0.20
2010 Exercised	-	-
2010 Cancelled or expired	(1,750,000)	$0.20
Outstanding at December 31, 2010	4,866,667	$0.21
2011 Granted	1,666,667	.03
2011 Exercised	-	-
2011 Cancelled or expired	-	-
Outstanding at September 30, 2011	6,533,334	$0.16

The estimated value of the compensatory warrants granted to non-employees in exchange for financing expenses was determined using the Black-Scholes pricing model and the following assumptions:

September 30,
2011
Expected volatility	165%
Expected life (years)	1.2-2.9
Risk free interest rate	0.06%
Forfeiture rate	-
Dividend rate	-

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

ASC 815-40 mandates a two-step process for evaluating whether an equity-linked financial instrument or embedded feature is indexed to the entity’s own stock.  As disclosed in Note 7, during summer 2009, the Company entered into short term convertible loans with attached warrants, which contain a strike price adjustment feature.  The warrants trigger liability treatment.  During the nine months ended September 30, 2011, the liability was adjusted for the change in fair value of the warrants in the amount of $108,339.  In accordance with ASC 815-40, a derivative liability of $131,851 related to the loan conversion feature and warrants is included in our unaudited condensed consolidated balance sheet as of September 30, 2011.

INVO BIOSCIENCE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 September 30, 2011
(unaudited)

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

As a result of the adoption of ASC 815-40, the Company is required to disclose the fair value measurements required by ASC 820, “Fair Value Measurements and Disclosures.”  The other liabilities recorded at fair value in the unaudited condensed consolidated balance sheet as of September 30, 2011 are categorized based upon the level of judgment associated with the inputs used to measure their fair value.  Hierarchical levels, defined by ASC 820 are directly related to the amount of subjectivity associated with the inputs to fair valuations of these liabilities are as follows:

Level 1 —	Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date;

Level 2 —	Inputs other than Level 1 inputs that are either directly or indirectly observable; and

Level 3 —	Unobservable inputs, for which little or no market data exist, therefore requiring an entity to develop its own assumptions.

The following table summarizes the financial liabilities measured at approximate fair value on a recurring basis as of September 30, 2011, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

				Liabilities
	Level 1	Level 2	Level 3	at fair value
Derivative liability	$-	$-	$131,851	$131,851

Warrant derivative liability — these instruments consist of certain of our convertible notes and warrants with anti-dilution provisions.  These instruments were valued using pricing models, which incorporate the Company’s stock price, volatility, U.S. risk free rate, dividend rate and estimated life.

The following is a reconciliation of the derivative liability for which Level 3 inputs were used in determining the approximate fair value:

Beginning balance as of January 1, 2011	$168,555
Fair value of conversion features and warrants issued	83,670
Gain on conversion option	(12,035)
Gain in change in fair value	(108,339)
Ending balance as of September 30, 2011	$131,851

INVO BIOSCIENCE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 September 30, 2011
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

The Company’s total approximate deferred tax liabilities, deferred tax assets and deferred tax asset valuation allowances at September 30, 2011 and December 31, 2010 are as follows:

	September 30, 2011 (unaudited)	December 31, 2010
Total deferred tax assets	$3,002,000	$2,755,000
Less valuation allowance	(3,002,000)	(2,755,000)
Total deferred tax liabilities	-	-
Net deferred tax asset (liability)	$-	$-

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
 September 30, 2011
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

We will continue to vigorously oppose the remaining claims.  Although the Judge’s rulings as to INVO Bioscience and Karloff are subject to appeal, the Company remains confident there is no merit to the suit and intends to continue to resist the case and any appeal vigorously.  As of September 30, 2011the Company has not accrued for any potential losses related to the claims.

Outside of the above mentioned item neither INVO Bioscience, Inc., nor Bio X Cell, Inc, our wholly owned subsidiary, either directly or indirectly, are involved in any lawsuit outside the ordinary course of business, the disposition of which would have a material effect upon either our results of operations, financial position or cash flows.

NOTE 15   SUBSEQUENT EVENTS

In October 2011, Asher Enterprises requested the conversion of $19,500 of its convertible notes (Q111 Note) and accrued interest with the Company and 2,685,006 shares of Common Stock were issued. These shares were exempt from registration pursuant to Section (4)(2) of the Securities Act. With the issuance of these shares, the Q111 Note is closed.

Also during October 2011 an existing investor purchased an additional 142,406 shares to add to his portfolio and 200,000 shares were issued to a current vendor for their services in providing accounting and filing support.

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

Currently, we are establishing agreements with distributors and training physicians around the world in places such as Canada, South and Latin America, Europe, Africa and the Middle East as our funding permits.  The Company is aware of a number of marketing studies being conducted in clinical environments; five have been completed in Bolivia , Brazil, Colombia and Peru, and the ongoing one in Pakistan. These are non regulatory studies but local validation of expected results. The Colombian studies were conducted by CECOLFES, Center of Fertility and Sterility located in Bogota, Colombia in two different evaluations. In the first trial 125 couples participated with woman in the age range of 21 to 45 years old, the average age was 34 years.  The results of this study were excellent with a 44% efficacy rate per cycle. The second study was done combining ICSI with INVO to review the results compared to current practices of treating situations of medium to severe male factor causes and determine if this procedure would provide different results than INVO alone in certain cases. CECOLFES performed 100 procedures in woman ranging from 21 to 48 years old and achieved a 32% efficacy rate.  The third completed study was conducted by Dr. Julio Diaz Pinillos at the Lima Center for Human Reproduction in Lima, Peru.   138 couples participated with the woman’s ages ranging from 25 to 43 years old.  Dr. Diaz achieved a 30% efficacy rate per cycle which he is very pleased about, stating these are significantly better than the results he typically achieves in this cross section of patients. In Brazil, Dr. Coelho of the Center of Infertility and Fetal Medicine of North Rio de Janeiro, Brazil has completed his trial for submission to ANVISA, his results are showing a 30% efficacy rate in patients ranging from 29 to 38 years old. Dr. Coelho is excited with the prospect that he will be able to serve a much larger population with INVO’s low cost approach and with better results than he is currently achieving today.  Dr. Lopez of the CENALFES Center in Cochabamba, Bolivia has completed his study of 48 patients and is thrilled with the results he has achieved at 37.5%. He believes this will open many doors for him to offer his services. The marketing study in Pakistan started during the first quarter of 2010, which is being conducted by Galaxy IVF in four INVO centers.  Both the US National Institute of Health (NIH) and the World Health Organization (WHO) have approved this planned 100 patient study. We do not have anything to report as Galaxy IVF is holding information until the study is complete. It is taking much longer to complete than originally anticipated due to all the events happening with in the country over the past 18 months.  We understand that additional studies may be starting in the next 3 months in other countries.

As we continue to penetrate the infertility markets in countries outside of the US, we anticipate pursuing the completion of the U.S. Federal Food and Drug Administration’s (“FDA”) “510(k)” Pre-market Notification process.  It was originally expected to take us approximately nine months to complete the filing once we receive funding of approximately $ 1 million dollars. We have completed the first step for medical device companies who manufacture Class 2 devices and the filing of a Premarket Notification with the FDA (i.e., an FDA 510(k) submission).  The FDA reviewed the 510(k) and requested human efficacy data with the commercial device resulting in the need for a clinical trial.  Technically, the FDA does not “approve” Class 1 and 2 medical devices for sale in the U.S. they give “clearance” for them to be sold.  We have reviewed alternative submission options that have been provided to us from an FDA consulting firm and are taking steps to initiate them. It is possible we may be able to expedite the process in early 2012.  If not, we are still hoping to receive clearance to market in the U.S. by the end of 2012 upon completion of our clinical trial, subject to receiving proper funding in 2012.

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

During the nine months ended September 30, 2011, the Company continued to market its products strategically utilizing its limited resources in the most economical fashion possible.  We focused most of our efforts on South America, assisting the new doctors performing INVO procedures in Bolivia and Brazil as well as continuing to support the doctors in Colombia and Peru. Dr. Ranoux has made two trips in recent months, one to Peru to attend a regional INVO conference as well as address over 500 prospective patients wishing to receive an INVO procedure. He also visited Bolivia to review the procedures of the center there and attend a press conference announcing their first INVO birth and their commitment to offering INVO.   We have continued discussions with our Canadian distributor regarding the first facility to conduct a trial and start the entry of INVOcell to the Canadian market.   Discussions are continuing with a new company based in central Asia who would like to introduce the INVOcell in their sales areas to expand their current offerings to OB/GYN fertility specialists.  In addition we have initiated talks with doctors to possibly go into areas that we have not considered in the past.

As of September 30, 2011, we have the necessary approvals to sell the INVOcell device in the following countries: Bolivia, Canada, Colombia, Guatemala, San Salvador, Belgium, Greece, Bulgaria, Turkey, Poland, Spain, Switzerland, Pakistan, Cameroon, Nigeria, South Africa, Peru, Panama, Dominican Republic, Nicaragua and India.  We have started the registration process in the following countries as well: Brazil, Ukraine, China, Argentina, Venezuela, Egypt, Russia, and Taiwan.

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

Results of Operations

Three months ended September 30, 2011, compared to the three months ended September 30, 2010

Net Sales and Revenues

Net sales and revenue for the three months ended September 30, 2011, were $12,900 compared to $0 for the same period in 2010.  This 100% increase was the result of a couple of current doctors reordering during the quiet summer months compared to 2010 when we ran into a product shortage and did not have inventory to meet customer orders.

Cost of Sales and Revenues

Cost of sales were $3,300 or 25% for the three months ended September 30, 2011 compared to $1,700 for the three months ended September 30, 2010. The cost of sales percentage fell with the expected range given our volume and average selling prices.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2011 were $182,100 as compared to $363,300 for the three months ended September 30, 2010.  Our limited cash resources have continued to force us to keep a tight reign over spending resulting in a 50% decrease in SG&A during the quarter ended September 30, 2011 compared to the 3rd quarter of 2010. The $181,200 decrease in expenses were primarily due to the following, $112,000 was related to the decision not to continue with investor relations and awareness campaigns in 2011 as we did in 2010, continued reductions of employee’s accrued salaries in the amount of $21,000 as some employees cut back their time as they pursued other means of contributing cash to their households to meet mounting personal obligations. A decrease of approximately a $26,000 reduction was due to less legal expenses year over year and in the three months ended September 30, 2010 we incurred marketing fees with a consultant to assist us in opening a new market that did not happen.  The remaining decrease of $22,000 in the third quarter of 2011 compared to 2010 was related to the reduction in facility expenses and other miscellaneous savings.

Research and Development Expenses

Research and development expenses were $0 for the three months ended September 30, 2011 and 2010.  The Company believes that the product is ready for market as it is, and its limited resources were devoted to sales activities and training new distributors and physicians, not for research and development.

Interest Expense and Financing Fees

During the three-month period ended September 30, 2011 we incurred a non cash decrease in gains in financing fees and interest expense over the comparable three months of 2010.  In the three months of 2011 we incurred $101,100 in warrant and convertible note revaluation gains compared to a gain of $197,400 in the same three month period ending September 30, 2010 as a result of the market price of our stock did not go down as much in 2011 as it did in 2010. These gains are related to the convertible loans with detachable warrants the Company has issued to raise capital, the gains are the result of revaluations based on the market price of our stock at the end of the quarter, compared to the market price of the Company’s Stock previous in periods.  See Notes 7 and 11 to the unaudited condensed consolidated financial statements included herein.  The amortization expense of the discounts applied to the convertible notes decreased from $164,700 for the three months ended September 30, 2010 as the 2009 bridge notes reached their one year anniversary compared to $11,500 for the three months ended September 30, 2011. The amortization expense was lower as a result of less convertible notes being amortized in 2011. In the quarter ended September 30, 2010 an excess warrant discount of $115,100 offset a good portion of 2010 amortization expense.  In the three months ended September 30, 2011 the company did not incur a warrant discount. Interest expense decreased by approximately $1,500 in the three month period of 2011 compared to the same three months of 2010 going from $17,800 to $16,300 as a result of increased loan balances.

Income Taxes

The Company's aggregate unused net operating losses approximate $7,500,000, which expire at various times through 2030, subject to limitations of Section 382 of the Internal Revenue Code of 1986, as amended.  The deferred tax asset related to the carry forward is approximately $3,000,000.  The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earning history of the Company; it is more likely than not that the benefits will not be realized.

Net Income (loss)

Net loss for the three months ended September 30, 2011 was $99,200 as compared to net loss of $235,200 in the three months ended September 30, 2010. The primary reason for the $135,000 improvement was the result of the decrease in SG&A spending in 2011 mentioned previously.

Nine months ended September 30, 2011, compared to the nine months ended September 30, 2010

Net Sales and Revenues

Net sales and revenue for the nine months ended September 30, 2011, were $67,800 compared to $38,000 for the nine months ended September 30, 2010.  This 78% increase was the result of current doctors reordering, a few new customers starting to offer the INVO procedure as one of their service offerings and our ability to meet all customer demand in 2011.

Cost of Sales and Revenues

Cost of sales were $15,900 or 23% for the nine months ended September 30, 2011 compared to $13,600 (36%) for the nine months ended September 30, 2010. The percentage decrease in cost of sales was attributed to slightly higher average selling prices in 2011 and with slightly higher revenue fixed costs as a percentage were reduced.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended September 30, 2011 were $602,600 as compared to $1,127,500 for the nine months ended September 30, 2010.  Our constrained cash resources have continued to force us to keep a tight reign over spending in 2011 resulting in a 46% or $524,900 decrease in SG&A in the first nine months of 2011. The decrease in expenses were due to conscious reductions in spending in the areas of  investor awareness,  professional fees and marketing fees of approximately $266,000, as well $67,000 less in legal fees.  A reduction of employee’s accrued salaries and benefits in the amount of $152,000 contributed to the expense reduction as some employees cut back their time as they pursued other means of contributing cash to their households to meet mounting personal obligations. Another portion of the decrease in 2011 compared to 2010 was $25,000 related to the reduction in office and facility expenses.

Research and Development Expenses

Research and development expenses were $0 for the nine months ended September 30, 2011 and 2010.  The Company believes that the product is ready for market as it is, and its limited resources were devoted to sales activities and training new distributors and physicians, not for research and development.

Interest Expense and Financing Fees

During the nine month period ended September 30, 2011 we incurred a non cash increase in financing fees and interest expense over the comparable nine months of 2010.  In the nine months of 2011 we incurred $54,200 expense compared to a gain of $1,347,400 in the same nine month period of 2010.  Last year, in the period ended September 30, 2010 we recorded a net non-cash financing derivative liability gain of $1,653,400 related to the convertible loans with detachable warrants the Company has issued to raise capital.  The 2010 gain was the result of a revaluation based on the market price of our stock on September 30, 2010 compared to the market price of the Company’s Stock in 2009.  See Notes 7 and 11 to the unaudited condensed consolidated financial statements included herein.  The revaluation gain in the nine months ended September 30, 2010 was offset by the amortization of the note discount of $303,000, excess warrant discount of $48,800 and broker’s fees of $15,500 compared to the offsets against 2011’s gain of $70,300 in note amortization and an excess warrant discount of $45,400 for the nine months ended September 30, 2011. Interest expense remained level in comparing the nine month period of 2011 compared to the same nine months of 2010, interest expense was $46,000 in both years.

Income Taxes

The Company's aggregate unused net operating losses approximate $7,500,000, which expire at various times through 2030, subject to limitations of Section 382 of the Internal Revenue Code of 1986, as amended.  The deferred tax asset related to the carry forward is approximately $3,000,000.  The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earning history of the Company; it is more likely than not that the benefits will not be realized.

Net Income (loss)

Net loss for the nine months ended September 30, 2011 was $604,900 as compared to net income of $244,300 in the nine months ended September 30, 2010. The primary reason for the $850,000 negative change year over year was the result of the gain in fair value of the derivative liability of $1,653,000 offset by note amortization $303,000 which occurred in 2010 and not 2011 offset by decreases in SG&A spending of $525,000 in 2011.

Liquidity and Capital Resources

As of September 30, 2011, we had $2,200 in cash and no cash equivalents.

Net cash used by operating activities was $164,000 for the nine months ended September 30, 2011, compared to net cash used by operating activities of $431,000 for the nine months ended September 30, 2010.  The decrease in net cash used was due to an improvement in the operating loss, by continuing to tightly control all expenses in 2011.  In addition, all of the current employees continue to assist INVO Bioscience in its funding requirements by deferring their salaries for the period ended September 30, 2011.

No cash was used during the nine months ended September 30, 2011 or 2010 in investing activities.

Net cash provided by financing activities was $153,700 for the nine months ended September 30, 2011 compared to $361,500 for the nine months ended September 30, 2010.  In the nine months of 2011 the cash provided by financing activities came from a couple of different sources, the sale of Common Stock to AGS Capital, per our REF financing agreement for $7,000, convertible notes to Asher Enterprises provided $67,500, a current investor provided a short term 10% convertible note for $50,000.    During 2010 cash came from multiple sources,  sale of Common Stock to AGS Capital which provided $108,500 in funding, two convertible notes to Asher Enterprises in the aggregate amounted to $90,000, Mazuma Funding supplied $50,000, $20,000 came in from a private investor and the open subscription receivable balance of $155,000 was settled.

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

Item 3.       Quantitative and Qualitative Disclosures about Market Risks

Not Applicable

Item 4.       Controls and Procedures

Item 4a.     Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2011, the end of the fiscal period covered by this Form 10Q.  We maintain disclosure controls and procedures that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.   Based upon that evaluation and the identification of the material weakness in the Company’s internal control over financial reporting as of December 31, 2010 (described below) which has not been remediated as of of the end of the period covered by this Quarterly Report, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were ineffective as of the end of the period covered by this Quarterly Report.

Because of the Company’s limited resources and limited number of employees, management concluded that, as of September 30, 2011, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

PART II.  OTHER INFORMATION

Item 1.       Legal Proceedings

As outlined in the Annual Report filed in Form 10K on April 15, 2011, INVO Bioscience, Inc., Claude Ranoux and Kathleen Karloff were served an Amended Complaint, the original of which was filed on December 31, 2009 at the Suffolk Superior Court Business Litigation Session by two former employees of Medelle Corporation, and a former investor in and creditor of Medelle Corporation.  These plaintiffs allege various claims of wrongdoing relating to the sale of the assets from Medelle to Dr. Ranoux.  They claim that Dr. Ranoux, Ms. Karloff and Medelle Corporation (and therefore INVO Bioscience as an alleged successor corporation) violated alleged duties owed to them in connection with the sale.

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

Item 2.       Unregistered Issuance of Equity Securities and Use of Proceeds

During the three month period covered by this Report, we issued 200,000 shares of restricted Common Stock for payment of outstanding accounts payable invoices, 10,000 shares of restricted Common Stock were issued for consulting services for market development, 200,000 shares of restricted Common Stock were issued to a consulting firm for accounting and SEC filing support, 1,703,196 shares of restricted Common Stock were issued to a company upon the execution of the conversion option associated with their convertible note.  We claimed the exemption from registration set forth in Section 4(2) of the Securities Act and the rules there under, as private transactions not involving a public distribution.  The facts we relied upon to claim the exemption include: (i) all represented that they acquired the shares from the Company for investment and not with a view to distribution to the public; (ii) each certificate issued for unregistered securities contains a legend stating that the securities have not been registered under the Securities Act and setting forth the restrictions on the transferability and the sale of the securities; (iii) most represented that they are accredited investors and all are familiar with our business activities; and (iv) all given full and complete access to any corporate information they requested.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 21, 2011.

INVO Bioscience, Inc.

Date: November 21, 2011	By:	/s/Kathleen Karloff
Kathleen Karloff
Chief Executive Officer (Principal Executive Officer)
Date: November 21, 2011	By:	/s/ Robert J. Bowdring
Robert J. Bowdring
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

31.1	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications of Principal Executive Officer and Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
101(1)
XBRL Interactive Data File   The following materials from INVO Bioscience, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010, (ii) Unaudited Condensed Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010, (iii) Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010, and (iv) Notes to Unaudited, Condensed, Consolidated Financial Statements.

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