Form 10-K
period 2015-12-31
INVO Bioscience, Inc.
filed 2017-03-17
CIK 1417926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal years ended December 31, 2011, 2012, 2013, 2014 and 2015

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

INVO BIOSCIENCE, INC.
(Exact name of registrant as specified in Charter)

Nevada	333-147330	20-4036208
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

407 Rear Mystic Avenue, Suite 34C, Medford, MA 02155
 (Address of Principal Executive Offices)

Registrant’s telephone number, including area code:   (978) 878-9505

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.0001 par value per share

Securities registered pursuant to Section 12(g) of the Act:

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES  ☐    NO  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☐    NO ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES  ☐    NO  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer," "accelerated filer” and "smaller reporting company"  in Rule 12b-2 of the Exchange Act.

Large Accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

The aggregate market value of the voting common equity held by non-affiliates  computed by reference to the closing price as reported on the over-the-counter ("OTC") market (from February 9, 2009 to February 22, 2012 the OTC Bulletin Board [commonly referred to as the "OTCBB"]; from February 23, 2011 to May 2012 the middle tier of the OTC market [commonly referred to as the "OTCOB"]; and from May 2012 to date the OTC Pink tier of the OTC market) for the Registrant’s common stock as of the last business day of the registrant's most recently completed second fiscal quarter of 2015, 2014, 2013, 2012 and 2011 was $31,605,767, $4,703,656, $633,951, $574,621 and $1,726,562, respectively.  There were no shares of non-voting common equity outstanding as of June 30, 2015, 2014, 2013, 2012 or 2011.

The number of shares outstanding of the registrant’s common stock, $0.0001 par value, as of  March 10, 2017 was 141,133,646.

DOCUMENTS INCORPORATED BY REFERENCE

Listed hereunder are the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.  The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).  None.

FORM 10-K

INVO BIOSCIENCE, INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

Part I

Item 1.  Business

Introduction

This annual report on Form 10-K is a comprehensive filing for the fiscal years ended December 31, 2015, 2014, 2013, 2012 and 2011. It is being filed by us in order to move toward becoming current in our filing obligations under the Securities Exchange Act of 1934, as amended. This is our first periodic filing since we filed a Form 10-Q for the quarter ended September 30, 2011 on November 21, 2011.  Included in this report are the audited financial statements that have been included in annual reports on Form 10-K which were not previously filed for the years ended December 31, 2011 to 2015, as well as summarized quarterly financial information which would have been included in quarterly reports on Form 10-Q which were not previously filed for each of the quarters ended March 31, June 30 and September 30, 2012 to 2015.

Our delinquencies with regard to these filings were due to our desire to focus our limited remaining assets on obtaining necessary U.S. Food & Drug Administration (“FDA”) approval for our INVOcell device and introducing it to the market.   However, we did previously file Form 8-Ks on November 3, 2015, September 26, 2016 and January 6, 2017.

This annual report should be read together and in connection with the other reports that have been filed by us with the SEC for a comprehensive description of our financial condition and operating results.  We anticipate filing our late Form 10-Qs for the quarters ended September 30, 2016, June 30, 2016 and March 31, 2016, and our Form 10-K for 2016, as soon as possible.  In the interest of disclosure, we have included information in this annual report certain material events and developments that have taken place through the date of filing of this annual report with the SEC.

In this Annual Report on Form 10-K, INVO Bioscience, Inc. (INVO Bioscience, Inc., together with its subsidiaries, is referred to in this document as “we”, “us”, “INVO Bioscience”, "INVO," or the “Company”), incorporates by reference certain information from parts of other documents filed with the Securities and Exchange Commission.  The Securities and Exchange Commission allows us to disclose important information by referring to it in that manner.  Please refer to all such information when reading this Annual Report on Form 10-K.  All information is as of December 31, 2015 unless otherwise indicated.  For a description of the risk factors affecting or applicable to our business, see “Risk Factors,” below.

The Company

INVO Bioscience was formed on January 05, 2007 under the laws of the Commonwealth of Massachusetts under the name “Bio X Cell, Inc.” to acquire the assets of Medelle Corporation (“Medelle”).  Dr. Claude Ranoux purchased all of the assets of Medelle, and then he contributed those assets, including four patents relating to the INVOcell technology, to Bio X Cell, Inc. upon its formation in January 2007.

On December 5, 2008, Bio X Cell, Inc., doing business as INVO Bioscience, and each of the shareholders of INVO Bioscience entered into a share exchange agreement and consummated a share exchange with Emy’s Salsa Aji Distribution Company, Inc., a Nevada corporation (“Emy’s”). Upon the closing of the share exchange on December 5, 2008, the INVO Bioscience shareholders transferred all of their shares of Common Stock in INVO Bioscience to Emy’s.   In connection with the share exchange, Emy's changed its name to "INVO Bioscience, Inc." and Bio X Cell, Inc. became a wholly-owned subsidiary of Emy’s (re-named INVO Bioscience, Inc.).  After the closing, the Company had 53,245,000 shares of Common Stock outstanding.

INVO Bioscience’s mission is to increase access to care and expand fertility treatment and patient care across the globe. We have developed the INVOcell device and procedure, the first Intravaginal Culture (IVC) system granted FDA clearance in the United States, providing millions of infertile couples across the country access to this new infertility treatment. This novel device and procedure provides a more natural, safe, effective and economical fertility treatment compared to current infertility treatments, including in-vitro fertilization (“IVF”) and intrauterine insemination (“IUI”). The patented INVOcell device is used for the incubation of eggs and sperm during fertilization and early embryo development. Unlike conventional infertility treatments such as IVF where the eggs and sperm develop into embryos in a laboratory incubator, the INVOcell utilizes the women’s vagina as an incubator to support a more natural fertilization and embryo development environment. This novel device promotes in vivo conception and early embryo development.

In extensive clinical studies, the INVO Procedure has proven to have equivalent pregnancy success rates as the traditional assisted reproductive techniques such as IVF and IUI. Additionally, the psychological benefits of the potential mother’s participation in fertilization and early embryo development by vaginal incubation are incomparable to traditional IVF treatment. This new technique offers to patients a more natural and personalized way to achieve pregnancy and is simple enough to be performed in an appropriately trained physician’s office or in a satellite facility of an IVF center.

For many couples struggling with infertility, access to treatment is often not available. Financial challenges, limited availability of specialized medical care, religious, social and cultural roadblocks can prevent these hopeful couples from realizing their dream to have a baby. There are many benefits to the INVO Solution, including:
•          Reduces the risk of errors of wrong embryo transfers since the embryos are never separated from the woman.
•          Promotes greater involvement by couples in the treatment and conception.
•          Creates a more natural and environmentally stable incubation than traditional IVF incubation in a laboratory.
•          Reduces the worry of leaving embryos in an incubator where mix-ups have been known to occur.

Since November 2, 2015 when INVO Bioscience was notified by the United States Food & Drug Administration that the INVOcell and INVO procedure were cleared for use, the company has begun to market and sell the INVOcell in several locations across the U.S. and plans on continuing to penetrate the market through 2017 and beyond. The Company currently has 42 appropriately trained physician’s offices or satellite facilities of an IVF center in the U.S. where patients can attain the procedure.

In May 2008, we received notice that the INVOcell product meets all the essential requirements of the relevant European Directive(s), and received CE Marking.  The CE marking (also known as CE mark) is a mandatory conformity mark on many products placed on the single market in the European Economic Area (EEA).  The CE marking (an acronym for the French “Conformitй Europйenne”) certifies that a product has met EU health, safety and environmental requirements, which ensure consumer safety.  We recently completed our five year review and are awaiting the issuance of our new certification. With our original CE marking (now expired), and our anticipated renewal of that CE marking, we possessed, and anticipate we will again possess, the regulatory authority to distribute product in the European Economic Area, provided we comply with local registration requirements as discussed herein (i.e., the European Union, Australia, New Zealand, Africa and most parts of the Middle East and South America).

As with most start-up situations, one of the biggest challenges that INVO Bioscience is facing is raising the appropriate capital to implement its business plan while opening markets across the globe.

This discussion is qualified in its entirety by the more detailed discussion of our operations in the “Management’s Discussion and Analysis” section below.

The INVOcell Technology

Our product, the INVOcell medical device, is designed to treat infertility at a lower cost than other treatments available in today’s marketplace, including IVF.  The INVOcell technology is a fertility treatment where either mild or no ovarian stimulation is used.  Using a mild stimulation protocol, 1-10 follicles are retrieved from a woman in a physician’s office with the patient under light sedation with or without local anesthesia.  The follicle retrieval is performed using a vaginal probe under ultrasound guidance.  Eggs are identified immediately after retrieval in the follicular fluid.  During the INVO procedure, fertilization and embryo development occurs inside the woman’s vaginal cavity in a disposable single use device -- the INVOcell -- that holds the eggs, sperm and culture medium, a nutrient liquid.

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

To date, we have achieved a series of important steps in the development and manufacturing of the INVOcell, including:

•
Manufacturing:  Our parts and manufacturing processes have been validated.  Manufacturing of inventory is ongoing.  As of January 31, 2017, we had approximately 2,400 INVOcell devices ready for sale, and an additional approximately 5,000 devices molded and ready for assembly, sterilization and packaging.

•
CE Mark:  INVO Bioscience is in the process of re-certifying the CE Mark.  The CE Mark permits the sale of devices in Europe, Australia and other countries that recognize the CE Mark, subject to local registration requirements.

•
Clinical Trials:  Safety and efficacy of the INVOcell device has been demonstrated and cleared for marketing and use by the U.S. FDA and the European Union.  The European Union has granted a CE Mark and ISO registration.

•
Support of Practitioners:  Clinicians and laboratory directors have used the INVO method and the feedback has been positive; practitioners appreciate the fact that it is a patient-friendly procedure, easy to perform and effective.

•
Marketing Trials/Studies: A number of fertility clinics completed clinical studies in Colombia, Peru, Bolivia and Brazil, South America, showing efficacy rates in the 33%-43% range.  A U.S. clinical study of INVOcell and procedure was completed in 2014 and yielded a clinical pregnancy rate of 60% and a live birth rate of 55%.

Current Market Opportunity

According to the European Society for Human Reproduction (“ESHRE”) in 2014, there were more than 150 million infertile couples in the world.  While there have been large increases in the use of IVF, only about 1.5 million IVF cycles are performed annually, which amounts to a treatment of less than 1% of the infertile couples worldwide.  Knowing that an average of 2-3 cycles of IVF are performed per infertile couple, there are only 350,000-500,000 couples treated by IVF.  A survey by “Resolve: The National Infertility Association,” the two main reasons couples do not use IVF is cost and geographical availability.  We can provide a locally available treatment option at less than half of the cost of IVF that will help millions of infertile couples throughout the world where IVF is not currently available.

IVF is an effective treatment option for many infertile couples.  Our patented and proven INVO technology is a unique, low cost fertility treatment that is much simpler to perform than IVF.  The procedure can be provided without an IVF center and therefore can be available in many more locations than IVF.  We believe we are well positioned to capture a significant share of this unmet market.  With our INVOcell device and technique, fertilization and early embryo development happens within the vaginal cavity rather than an incubator.  Oocytes and sperm are fertilized and developed into embryos within the INVO device while contained by the woman’s vaginal cavity.

According to ESHRE (2014), approximately 1% of infertile couples receive infertility treatments, including IVF, intra uterine insemination (“IUI”) and other fertility treatment, this represents a $6.6 billion worldwide market annually.  This leaves most of the infertile couples untreated with an estimated unmet market opportunity in the billions, INVO Bioscience believes a portion of this market will be met by the INVO device.  Much of the unmet market is located in developing countries where many patients cannot afford, and have limited access to, IVF.  We believe that developing countries offer a large and ready market for the INVO Procedure.

As indicated above, in May 2008 we received notice that the INVOcell device met all of the essential requirements of the relevant European Directive, and received CE marking.   The CE marking certifies that a product has met European health, safety and environmental requirements, which ensure consumer safety.  Manufacturers in Europe and abroad must meet CE marking requirements where applicable in order to market their products in Europe.  Since it has been over nine years since we first received the CE marking, we are currently in the re-certification process with the appropriate regulatory bodies and expect to have this completed in the near future.  With CE marking, we will have the necessary regulatory authority to distribute our INVOcell device in the European Economic Area, subject to local registration regulations.

In November 2015 we received notice that the INVOcell device met all of the requirements for U.S. FDA clearance. The FDA clearance has allowed the company to begin launching the INVOcell product and procedure in the United States. We anticipate that this will be our primary focus over the coming years.

Currently, we are continuing to establish agreements with distributors and train physicians outside of the U.S. including South America, Central America, Europe, the Middle East, India and Africa.  The international market will be secondary to the U.S. market for us since we believe the revenues from these secondary markets will not be as profitable as the U.S. market. Upon receiving additional funding, as to which there is no guaranty, the company's ability to expand in the international market will be increased.

Competition

The infertility industry is highly competitive and characterized by technological improvements.  New assisted reproductive technology (“ART”) services, devices and techniques may be developed that may render the INVOcell obsolete.  Competition in the areas of infertility and ART services is largely based on pregnancy rates and other patient outcomes.  Accordingly, the ability of our business to compete is largely dependent on our ability to achieve adequate pregnancy rates and patient satisfaction levels.  The INVO procedure will offer an alternative treatment to couples that currently do not have access to treatments because of cost or location.  Infertility clinics can expand their businesses by offering INVO in satellite centers that can be opened at a substantially lower cost than an IVF center.  We are not aware of any direct competitors to INVO Bioscience or the INVO process using the INVOcell device.  However, there are existing infertility treatment regimes that the INVOcell will compete with when an infertile couple, in conjunction with their physician, is choosing the treatment method for their infertility.  We believe that the menu of currently available clinical infertility treatment methods generally is limited to IUI and IVF.

Competing Treatments

Intra Uterine Insemination (IUI):   In IUI treatments, ovarian stimulation protocols with induction of ovulation are frequently used to recruit several follicles and improve clinical pregnancy rates.  When monitoring of ovulation indicates that the female patient is ready to ovulate, the male patient will produce a sperm sample in the fertility doctor’s office.  The sperm is then prepared and delivered to the uterus through a catheter.  Currently IUI can only treat approximately 40% of the causes of infertility.  For example, IUI does not address infertility causes such as tubal disease and other conditions that are treatable by IVF and the INVOcell device and process.  In addition, IUI does not produce the diagnostic information such as fertilization that an IVF or INVO cycle produces.  Approximately 600,000 IUI cycles are performed annually by a subset of about 5,000 fertility doctors in the U.S. as well as by IVF providers.  In Europe, at least 550,000 IUI cycles are performed annually.  The cost of a single IUI treatment can range from $800 to $4,000 per cycle in the U.S. and $500 to $2,000 in Europe.  The intra-country differences in cost primarily depend on the stimulation protocol and the ovulation monitoring used by the physician.

In Vitro Fertilization (IVF):   IVF addresses tubal factor, ovulatory dysfunction, diminished ovarian reserve, endometriosis, uterine factor, male factor, unexplained infertility and other causes.  IVF bypasses the function of the fallopian tube by achieving fertilization within a laboratory environment.  Ovarian hyper-stimulation is common with IVF treatments to recruit numerous follicles and increase the chances for success.  Follicles are retrieved trans-vaginally using a vaginal probe and ultrasound guidance.  General anesthesia is frequently used due to the number of follicles retrieved and the resulting discomfort experienced by the patient.  The eggs are identified in the follicular fluid and combined with sperm and culture medium in culture dishes, which are placed in an incubator with a temperature and gas environment designed to mimic the condition of the fallopian tubes.  Once the embryos develop, typically over a 5 day period, they are transferred to the uterine cavity.  The transfer of several embryos allows an average success rate for IVF of 37%, but it is also responsible for a high multiple birth rate of approximately 33% of IVF pregnancies.  Multiple births bring risks to mother and babies and significant expenses for third party payers.  In addition, due to the high number of embryos produced in IVF, cryo-preservation of excess embryos occurs in more than 30% of the cycles.  According to the U.S. Center for Disease Control (“CDC”), in the U.S. there are approximately 1,000 reproductive endocrinologists who collectively perform more than 161,000 IVF cycles per year at 497 specialized facilities.  According to European Society of Human Reproduction & Embryology (“ESHRE”), in Europe nearly 300,000 IVF cycles are reportedly performed at more than 1,000 facilities.

The cost to the patient for a single IVF cycle (including drugs) averages $12,400 in the U.S. and can go as high as $20,000 depending on the IVF center.  The cost of drugs for an IVF cycle ranges from $2,500 to $4,000.  The average cost per live birth using IVF can exceed $50,000 since the successful patient generally requires more than one cycle depending on the age of the patient.  Many patients who would be good candidates for IVF are unable to access it because of the high cost and lack of insurance reimbursement.  Additional obstacles to IVF often include significant distances to IVF clinics; travel costs; and time off from work.  In addition, some couples experience concerns regarding IVF such as the possibility of laboratory errors resulting in receiving another person’s embryo.

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

Our principal ART medical-device competitor is Anecova, a Swiss life sciences company with an intrauterine device under development for infertility treatment.  This device is a very small silicone tube with 360 micro perforations.  Oocytes are fertilized outside the device and then placed in the tube, which is placed inside the woman’s uterus for early embryo development.  After 1-5 days, the device is removed and the best embryo(s) are transferred back into the woman’s uterus.  We believe that the device is much more difficult to use than the INVOcell due to its size and the requirement to place the device in the uterus, a sterile environment.  We expect that the precision manufacturing of the Anecova device will drive its cost close to $1,500, which is higher than our price.  The Anecova device would only be available in hospitals and IVF Centers at a significantly higher cost than the INVOcell.  Currently the Anecova device has not begun clinical studies in the United States that will be required for FDA approval, therefor the device will not be available for some time in the United States.

Competitive Advantages

We believe that the INVOcell has the following competitive advantages:

Lower cost than IVF with similar efficacy:  The INVOcell is substantially less expensive than IVF due to a lower cost of supplies, labor, capital equipment and overhead.  We estimate that an IVF center requires at least $500,000 of laboratory capital equipment as well as highly trained personnel.  In contrast, the cost of laboratory capital equipment to set-up an INVOcell procedure is approximately $60,000 and does not require highly trained embryologists that are required for traditional IVF.  According to the CDC, the United States success rate for IVF varies dramatically from 13% to 65% with an average of 42.6% pregnancy rate in women under age 35, a 36.4% pregnancy rate in woman age 35-37 with rates dropping as the women become older.

In 2014, according to U.S. Center for Disease Control (“CDC”), there were 93,000 fresh embryo cycles, 56,000 frozen embryo cycles and donor oocytes accounted for another 20,000 cycles of Assisted Reproductive Technological (ART) procedures performed, resulting in over 57,000 live birth deliveries. (CDC 2014 ART Report).  We foresee that the INVO device will be offered at approximately $6,500 per cycle with a pregnancy rate comparable to traditional IVF.  In Europe, according to ESHRE, IUI currently averages $1,000 per cycle, and the average cost per pregnancy for IVF is $21,354.  We anticipate that INVO in Europe will be offered at approximately $4,500 per cycle.  With regard to raw materials purchased from third parties, they are available from a wide variety of sources; our principal supplier is a well-established company in the molding industry, which is ISO 13485 certified and FDA inspected.

Similar cost than IUI with greater efficacy: Although no official data is reported, we estimate that in the U.S. currently IUI averages $1,500 per cycle with <10% pregnancy rate while IVF averages $12,400 per cycle with an average of 37% pregnancy rate.  With INVO, we believe that the Ob/Gyn or reproductive endocrinologist practitioners will benefit by providing a superior product than IUI with good financial margins, efficacy rates more than double IUI while treating the full range of infertility indications.  In Europe, according to ESHRE the average cost per pregnancy using IUI is $12,000.  According to ESHRE the average cost per pregnancy for IVF is $21,354 while for INVO it is only $13,888: a savings of more than $7,000 per pregnancy.  Using INVO could reduce annual infertility costs in Europe by more than $650 million.

Greater geographic availability:   According to 2014 CDC Report, there are approximately 497 IVF centers in the U.S.  In addition, by having INVO geographically available in Ob/Gyn offices, couples will avoid the travel costs and absence from work associated with long-distance IVF treatments.  The medical staff at these centers could easily learn the INVO technique and offer it as a lower cost treatment option for their patients through satellite centers.  According to the American College of Gynecologists (ACOG) there are also approximately 5,000 Ob/Gyn physicians in the U.S. who offer infertility services such as the IUI treatment but lack the facilities to offer an IVF treatment.  Since INVO does not require a specialized lab facility, large costly equipment or highly specialized staff, the INVO treatment may be offered in a doctors’ office.  Therefore, in the U.S. alone, INVO could be 10 times more available than conventional IVF.  Ob/Gyn offices worldwide could offer INVO as an alternative or follow up treatment to IUI and generate a significant new revenue stream.

Greater patient involvement: With INVO, the patient uses her own body as the incubation environment.  This creates a greater sense of involvement, comfort and participation for patients who know that the fertilization is happening within their own bodies.  In some cases, this may free a couple from ethical or religious concerns, or fears of laboratory mix-ups that could result in a patient receiving another couple’s embryo(s).

SALES AND MARKETING

Product Pricing

We anticipate employing the following pricing system for the INVOcell Intravaginal Culture System technology.  These prices were determined after discussions with our advisory board of physicians and potential strategic partners, and reflect the innovative features of the device, the savings in physician’s laboratory fixed costs and the billings the physician will receive from patients to perform INVO.  Our goal is to have the INVO procedure offered to infertile couples as a lower cost alternative with comparable success rates to IVF.

INVOcell Culture Device:    We expect to sell the INVOcell device and its retention system for between $500-$650 per unit in developed nations and $100 in extremely poor and underdeveloped countries.   IVF centers or Ob/Gyn groups purchasing a large number of devices and promoting the INVO process may receive discounted prices and certain free advertising of their facility on our website.  It is expected that the INVOcell will sell for $500 in the U.S., which would grant a user a single-use license under our patents.  In Central and South America, the price of the device is expected to be reduced to between $300 and $400 to reflect a generally lower cost of infertility procedures in most of these countries and to make INVOcell available to populations with lower incomes.

INVOcell Retention Device: This is a single-use, modified diaphragm that includes holes to allow for natural drainage of vaginal fluids. The current model is an FDA approved product purchased from a US company. This retention device currently sells for $75 each. The Company is in the process of developing its own single use product. This retention device will not be available for some time as it has to go through proper testing and clinical trials before being presented to the FDA for their review and clearance.

INVO Holding/Warming Blocks:  The holding blocks will be sold as a tool for viewing and retrieving the embryos from the inner chamber.  Each physician will need a minimum of two blocks depending on the number of cycles he/she performs.  The blocks will sell for $500 each.  These blocks may provide an additional revenue stream.

Fixed Laboratory Equipment:  The equipment used in the INVO procedure (microscope with video system, bench centrifuge, incubator without CO2, bench warmer and laminar flow hood) is readily available in the market.  The complete set up for the INVO procedure currently costs approximately $60,000 in the U.S.

Our Sales Team

As of December 31, 2015, a consultant is performing sales and marketing activities with the assistance of the Officers. We anticipate building our sales team in 2017, subject to raising additional capital sufficient to support such efforts (as to which there is no guaranty).  Our sales efforts will follow three approaches:

Direct Sales to Physicians – In the United States our intention is to sell directly to the physicians to keep our prices as low as possible.

Distributor Sales to Physicians -- In foreign countries, we have and will continue to establish local distributors to access the countries’ markets.  With the distributor-to-physician model, the distributors will be selling to IVF centers, medical practices and physicians directly.  We will support the distributors’ efforts with training, both to the distributors’ trainers as well as to the physicians directly.  We currently maintain written distribution agreements in the following countries: India, Canada, Colombia, Ecuador, Brazil, Peru and Bulgaria for Europe.  We will be expanding our international sales & marketing presence upon receiving additional funding (as to which there is no guaranty).

Opening of INVO Centers – We are looking to open our own centers partnering with fertility doctors in areas of the US where there is demand but currently do not have IVF facilities.

Target Markets

The breadth and depth of our expansion in 2017 will be subject to the amount of additional capital we raise (as to which there is no guaranty).  We expect to continue to launch the sale of the INVOcell Culture System in the United States, Canada, South & Central America and India.

Worldwide -- According to ESHRE, in 2014 there were more than 150 million infertile couples in the world and about 1.5 million IVF cycles were performed, which is 1% of the infertile couples worldwide.  We believe that most infertile couples remain untreated due to cost, availability, awareness and other factors.

U.S. -- According to The National Survey of Family Growth from the Centers for Disease Control, in the years 2006-2010, 7.6 million woman in the U.S. had difficulty conceiving and received some form consultation.  With only about 760,000 couples receiving fertility treatment, it appears that more than six million couples receive no treatment. According to the ASRM’s 2015 Access to Care Summit White Paper, the largest barrier to patients seeking treatment is the cost of the treatment and the lack of insurance coverage for the cost. Working with our advisory board, we determined that an INVO procedure in the U.S. will cost approximately $6,500 dollars.  Our goal is to penetrate 5% of the currently untreated infertility market over the next few years, although no assurances can be made that we will achieve our goal in our target markets or at all.

Europe, ESHRE estimated in 2011 that Europe had approximately 10 million infertile couples, of which about 590,000 were estimated to have received IVF treatments and about 163,000 were estimated to have received IUI.  That would leave over 9 million infertile couples untreated.

Preliminary Sales Strategy

Launching INVO in the U.S. market required US FDA DeNovo clearance, which we received in November 2015.  Our strategy is to focus our resources primarily on US sales through 2017 to make INVO the standard of care in the United States. We intend to launch INVOcell through key doctors and clinics in the U.S. directly.

FDA clearance is required in many countries before they will allow U.S. products to be registered in those countries. The FDA approval granted in 2015 will allow the INVOcell to be registered and market in countries such as Mexico (which is in process), Australia, New Zealand, China and other countries in Asia.

The CE Mark, which is currently being renewed, allows us to sell our INVO device in Europe and certain countries in South America, the Middle East and Africa along with Russia, subject to local registration requirements.  Our strategy is to focus on the U.S. over the next two years and then go back out to international markets; when we go back to the international market, we expect to have additional resources to launch INVO in the developing world because of the high demand and relatively low availability of IVF procedures.

Insurance Reimbursement for Infertility Treatment

In the United States there is generally minimal insurance coverage for infertility treatments, and what coverage there is varies on a state by state basis.   Fifteen states mandate some form of insurance reimbursement for infertility treatment.  Three states mandate reimbursement for IVF, while other states cover some form of infertility treatment, but they may also specifically exclude IVF due to cost. Some states have coverage for IUI and not IVF. In addition, we believe that fifteen other states are considering mandating some form of coverage for infertility treatment.  We would approach these states first for possible insurance coverage since, we believe, an actual birth from INVO is less expensive than a birth that is obtained through IUI.  We will begin this effort upon receiving sufficient additional financing (as to which there is no guaranty).  Currently, many third-party payers require that an infertile patient have at least three cycles of IUI before going on to IVF.  According to Society for Maternal-Fetal Medicine, in 2015 the pregnancy rate for each natural IUI cycle is about 4 to 5 percent, and when fertility drugs are used, the pregnancy rate is about 7 to 16 percent. There are no national statistics on live birth rates.  Therefore, many of those patients are often referred to IVF when multiple IUI attempts are not successful.  In the future, we estimate that third-party insurance payers could save more than $7,000 per pregnancy by requiring the patient to try INVOcell first.

Most European countries have some level of coverage for infertility treatment, but the level of coverage varies from country to country and even within countries.  For example, the National Health Service in the UK covers 20% of most costs for infertility treatment.  However, that standard is not applied universally throughout the UK and some counties provide almost no coverage.    In 2010, in Canada, the Province of Quebec mandated the full payment of up to 3 ART cycles for residents; however, in November of 2016 they stopped the program.

We believe that the INVOcell process will be treated favorably by insurance companies because it lowers cost and has a high efficacy rate.  According to the data we have found the Company has determined based on the typical number of cycles it take to get pregnant, in the US, the average cost per pregnancy using IUI is $12,000 and IUI is appropriate for only 40% of the infertile population.  However, the INVO device, which based on the 450 clinical cycles submitted to the FDA in 2014 by the Company, has equivalent pregnancy rates as traditional IVF, and is a very effective treatment for a majority of infertile couples.  According to ASRM, the average cost of and IVF cycle in the U.S. is $12,400 resulting in per pregnancy IVF cost of $21,354 whereas the price for an INVO pregnancy is approximately $11,180. Therefore, we believe that there is a savings of more than $10,174 (approximately 50% of the cost) per pregnancy by using INVO versus IVF.

Branding and Promotion

We have a logo associated with the INVO device that is refined for the infertility market.  We have trademarked “INVO Bioscience”, “INVOCELL" and “INVO”.  At the same time, we are developing a website that includes special pages for clinicians and patients.  Subject to available capital, the next generation website will include materials that medical professionals and patients can print, including status reports and news items.  It would be expected to include training videos for potential customers, both physicians and patients, who want to learn exactly how the INVOcell works.

REGULATION

Domestic Regulations

The manufacture and sale of our products are subject to extensive regulation by numerous governmental authorities, principally by the FDA in the U.S. and corresponding foreign agencies.  The FDA administers the Federal Food, Drug and Cosmetic Act and the regulations promulgated there under.  We are subject to the standards and procedures with respect to the manufacture of medical devices and are subject to inspection by the FDA for compliance with such standards and procedures.  The FDA classifies medical devices into one of three classes depending on the degree of risk associated with each medical device and the extent of control needed to ensure safety and effectiveness.  The INVOcell device and process secured a DeNovo Class II notification clearance in November 2015 to allow us to introduce them into the U.S. market.

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

Medical device manufacturers are routinely subject to periodic inspections by the FDA.  If the FDA believes that a company may not be operating in compliance with applicable laws and regulations, the FDA and the Department of Justice can:

•	place the company under observation and re-inspect the facilities;
•	issue a warning letter apprising of violating conduct;
•	detain or seize products;
•	mandate a recall;
•	seek to enjoin future violations; and
•	seek civil and criminal penalties against the company, its officers or its employees.

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

Our activities during our development stage have included developing our business plan, seeking regulatory clearance in both inside and outside of the United States and raising capital.  In 2008, we received the CE mark, which has now expired; we are currently in the process of renewing the CE Mark.

With CE marking, we have had, and anticipate we will have, the necessary regulatory authority to distribute our product after registration in the European Economic Area (i.e., Europe, Australia, and New Zealand).  In addition, we have the ability to markets in most parts of the Middle East and South America as they do not have medical device regulations.  Every country has different requirements; we have completed registrations in some, are in process with others.  We continue to work with doctors and distributors submitting additional registrations.  Certain other countries require that we first receive FDA clearance.  In general, we are registering the product based on the size of the market and our ability to service it given our resources.

In 2009, INVO Bioscience received clearance from Health Canada to market, sell and train on the use of the INVOcell and INVO procedure in Canada.

In 2012 we received Brazil’s National Health Surveillance Agency (ANVISA) clearance approving the sale and use of the INVOcell throughout Brazil.  The approval opens the door for INVO Bioscience to one of the largest markets and fastest growing economies in the world with over 190 million people.  In 2016 we anticipate amending this registration and changing distributors as our current distributor is not proactive.

In 2012 we selected Sanzyme Ltd. as our partner and distributor for India.  Since being selected they have been marketing and starting to train doctors though out the country.  In late 2015 they added an embryologist to focus on INVO Procedure training and continue to add additional resources.

Intellectual Property

The INVOcell device was specially developed to optimize ease of use and effectiveness of an INVO procedure at an affordable price.  During 2013-2014 more than 500 cases have been performed in Colombia, Peru, Bolivia and Brazil with effectiveness equal to that of IVF and significantly exceeding that of IUI. In addition more than 800 cases of an INVO-type procedure have been documented in peer-reviewed journals since the 1980s using an incubation device not specifically designed for the process but functionally capable of demonstrating success rates equivalent to IVF at that time.   This product development process has resulted in two active patents worldwide covering both the INVOcell device and the INVO process.

Employees

As of December 31, 2012 and 2011 we had three employees (who were our directors and officers Dr. Claude Ranoux and Kathleen Karloff, and our officer Robert J. Bowdring), and two consultants.  All three of those employees were full-time employees of INVO Bioscience in 2011 and 2012.  Excluding directors and officers, we had no employees in 2012 or 2011.

In March 2013 Mr. Bowdring resigned as Chief Financial Officer (and principal accounting officer) and a part-time employee of INVO, was elected a Director of INVO, and became a consultant to INVO.  Mr. Bowdring has remained a consultant to, and a Director of, INVO to date.  However, Mr. Bowdring was elected as the Treasurer and Secretary of INVO in September 2016, and as the Acting Chief Financial Officer (and acting principal accounting officer) in March 2017.  As a result, as of December 31, 2015, 2014 and 2013 we had two employees (our directors and officers Dr. Ranoux and Ms. Karloff), who were both full-time employees, and three consultants (Mr. Bowdring and two other consultants).   Again, excluding directors and officers, we had no employees in 2015, 2014 or 2013.

Available Information

We maintain an Internet website at www.invobioscience.com.  We make available, free of charge through our website, our annual report on Form 10-K, current reports on Form 8-K, quarterly reports on Form 10-Q and each amendment to these reports.  Each such report is posted on our website as soon as reasonably practicable after such report is filed with the SEC via the EDGAR system.  However, immediately prior to the filing of this Form 10-K, the most recent periodic filing made by INVO with the SEC was its Form 10-Q for the quarter ended September 30, 2011 filed on November 21, 2011, and the other filings made by INVO with the SEC after November 30, 2011 were (a) a Form 12b-25 (Notification of Late Filing) filed on March 30, 2012, (b) a Form 8-K filed on November 3, 2015, (c) a Form 8-K filed on September 9, 2016, and (d) a Form 8-K filed January 1, 2017.  Since November 30, 2011, Dr. Claude Ranoux also filed a Form 144 on December 7, 2011.

The information on our website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered a part of this Annual Report.  Our website address is included in this Annual Report as an inactive textual reference only.

Item 1A.  Risk Factors

Investing in our Common Stock involves a high degree of risk.  There are numerous and varied risks, known and unknown, that may prevent us from achieving our goals.  The risks described below are not the only ones we will face.  If any of these risks actually occurs, our business, financial condition or results of operation may be materially adversely affected.  In such case, the trading price of our Common Stock could decline and investors could lose all or part of their investment.  The risks and uncertainties described below are not exclusive and are intended to reflect the material risks that are specific to us, material risks related to our industry, and material risks related to companies that undertake a public offering or seek to maintain a class of securities that is registered or quoted on an over-the-counter market.

Except for historical matters, matters discussed in this Annual Report on Form 10-K contains forward looking statements that involve risks and uncertainties, principally in the sections entitled “Description of Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition or Results of Operations.”  All statements other than statements of historical fact contained in this Annual Report on Form 10-K, including statements regarding future events, our future financial performance, business strategy and plans and objectives of management for future operations, are forward-looking statements.  We have attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should,” or “will” or the negative of these terms or other comparable terminology.  Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy.

These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks outlined here under “Risk Factors” or elsewhere in this Form 10-K, which may cause our actual results, levels of activity, performance or achievements expressed or implied by these forward-looking statements to differ.  Moreover, we operate in a very competitive and rapidly changing environment.  New risks emerge from time to time and it is not possible for us to predict all risk factors, nor can we address the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause our actual results to differ materially from those contained in any forward-looking statements.

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

Our business has posted net operating losses, has a limited operating history, and needs additional capital to grow and finance its operations.

From the inception of our consolidated subsidiary BioXcell Inc. on January 5, 2007 through December 31, 2015, INVO Bioscience had an accumulated net loss of approximately $15,800,000.  INVO Bioscience has a limited operating history and is essentially an early-stage operation.  We will continue to be dependent on having access to additional new capital that will allow us to finance operations during our growth.  Continued net operating losses together with limited working capital make investing in our common stock a high-risk proposal.  The adverse effects of a limited operating history include reduced management insight into future activities, marketing costs, and customer acquisition and retention, which could lead to INVO missing targets for the achievement of profitability.

We require substantial additional capital to continue as a going concern which if not obtained could result in a need to curtail or cease operations.

As reflected in the accompanying financial statements for the year end December 31, 2015, the Company is in its infancy with minimal revenues, had a net loss of approximately $5,000,000, a working capital deficiency of approximately $3,800,000, a stockholder deficiency of approximately $3,750,000, and cash used in operations of approximately $152,000.  The financial statements for the years ended December 31, 2014, 2013, 2012 and 2011 reflect similar negative numbers.  These amounts raise substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

We require substantial additional funding to meet our future operating and capital expenditure requirements.  To execute on our business plan successfully, we will need to raise additional money in the future.  The exact amount of funds raised, if any, and when such funds are raised, if ever, will determine how aggressively we can grow and when, and what additional projects we will be able to undertake and when.  No assurance can be given that we will be successful in raising capital in the amounts needed or when needed, or at all, or that such capital, if available, will be available on terms acceptable to us.  If we are not able to raise additional capital in the amounts needed and when needed, our business will likely suffer.

Our business is subject to significant competition.

The infertility industry is highly competitive and characterized by technological improvements.  New assisted reproductive technology (“ART”) services, devices and techniques may be developed that may render the INVOcell obsolete.  Competition in the areas of infertility and ART services is largely based on pregnancy rates and other patient outcomes.  Accordingly, the ability of our business to compete is largely dependent on our ability to achieve adequate pregnancy rates and patient satisfaction levels.  Our business operates in highly competitive areas that are subject to continual change.  New health care providers and medical technology companies entering the market may reduce our market share, patient volume and growth rates, and could force us to alter our planned pricing.  Additionally, increased competitive pressures may require us to commit more resources to our marketing efforts, thereby increasing our cost structure and affecting our ability to achieve, or the timing of achieving, profitability.  There can be no assurance that we will be able to compete effectively nor can there be any assurance that additional competitors will not enter the market, or that such competition will not make it more difficult for us to enter into additional contracts with fertility clinics or open profitable INVOcell clinics.

We need to manage growth in operations to maximize our potential growth.

In order to maximize potential growth in our current and potential markets, we believe that we must expand the scope of our services in the medical device/bioscience industry.  This expansion will place a significant strain on our management and our operational and sales systems.  We expect that we will need to continue to improve our INVO technology, operating procedures and management information systems.  We will also need to effectively train, motivate and manage our employees.  Our failure to manage our growth could disrupt our operations and ultimately prevent us from generating the revenues we expect.

Our internal growth strategy may not be successful which may negatively impact our growth, financial condition, results of operations and cash flow.

One of our strategies is to grow internally through increasing the customers we target.  However, many obstacles to this expansion exist, including, but not limited to, increased competition from similar businesses, unexpected costs, costs associated with marketing efforts and maintaining a strong client base.  Therefore, we cannot assure you that we will be able to overcome such obstacles successfully and establish our services in any additional markets.  Our inability to implement this internal growth strategy successfully may have a negative impact on our growth, future financial condition, results of operations and/or cash flows.

We may be unable to implement our strategies in achieving our business objectives.

Our business plan is based on circumstances currently prevailing and the basis and assumption that certain circumstances will or will not occur, as well as the inherent risks and uncertainties involved in various stages of market implementation.  However, there is no assurance that we will be successful in implementing our strategies or that our strategies, even if implemented, will lead to the successful achievement of our objectives.  If we are not able to implement our strategies successfully, our business operations and financial performance may be adversely affected.

Our products incorporate intellectual property rights developed by us that may be difficult to protect or may be found to infringe on the rights of others.

While we currently own U.S. and international patents, there can be no assurance that any of these patents will not be challenged, invalidated or circumvented, or that any rights granted under these patents will in fact provide competitive advantages to us.  The U.S. or Europe could place restrictions on the patentability of medical devices.  Any limitations on the patentability of medical devices may materially affect our business.  We utilize a combination of trade secrets, confidentiality policies, non-disclosure and other contractual arrangements in addition to relying on patent, copyright and trademark laws to protect our intellectual property rights.  However, these measures may not be adequate to prevent or deter infringement or other misappropriation.  Further, our intellectual property rights may be found to infringe on intellectual property rights of third parties.  Moreover, we may not be able to detect unauthorized use or take appropriate and timely steps to establish and enforce our proprietary rights.  In fact, existing laws of some countries in which we conduct business offer only limited protection of our intellectual property rights, if at all.  As the number of market entrants as well as the complexity of the technology increases, the possibility of functional overlap and inadvertent infringement of intellectual property rights also increases.

We may be forced to defend our intellectual property rights from infringement through expensive legal action.

Third parties may in the future assert claims against us alleging that we infringe on their intellectual property rights.  Defending such claims may be expensive, time consuming and divert the efforts of our management and/or technical personnel.  Because of litigation, we could be required to pay damages and other compensation, develop non-infringing products or enter into royalty or licensing agreements.  However, we cannot be certain that any such licenses, if available at all, will be available to us on commercially reasonable terms or terms otherwise acceptable to us.

We regard our trade secrets, patents and similar intellectual property as critical to our success.  We rely on patent and trade secret laws, as well as confidentiality and license agreements with certain of our employees, customers and others, to protect our proprietary rights.  No assurance can be given that our patents will not be challenged, invalidated, infringed or circumvented, or that our intellectual property rights will provide competitive advantages to us.  In addition, we intend to defend our intellectual property rights from infringement through legal action if needed, which could be very costly and could adversely affect our ability to achieve and maintain profitability.  Our limited capital resources could put us at a disadvantage if we are required to take legal action to enforce our intellectual property rights.

We face potential liability as a provider of a medical device.  These risks may be heightened in the area of artificial reproduction.

The provision of medical devices entails the substantial risk of potential claims of tort injury claims.  The Company does not engage in the practice of medicine or assume responsibility for compliance with regulatory requirements directly applicable to physicians.   There can be no assurance that product liability insurance (if we have any) would provide adequate coverage against potential claims, or that we will be able to obtain such insurance on commercially reasonable terms in the future.  Further, a claim asserted against us could be costly to defend, could consume management resources and time, and could adversely affect our reputation and business, regardless of the merit or eventual outcome of such claim.

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

Our customers are expecting that our products will perform as we claim.  Our manufacturing companies and packaging processes will be relied up on heavily.  A failure to sustain the specified quality requirements could result in the loss of demand for our products.  Delays or quality lapses in our production lines could result in substantial economic losses to us.  Although we believe that our continued focus on quality throughout the Company adequately addresses these risks, there can be no assurance that we will not experience occasional or systemic quality lapses in our manufacturing and service operations.  We have limited manufacturing capabilities as we currently rely on a single source for different aspects of our production process and if they are insufficient to produce an adequate supply of products at appropriate quality levels, our growth could be limited and our business could be harmed.  If we experience significant or prolonged quality problems, our business and reputation may be harmed, which may result in the loss of customers, our inability to participate in future customer product opportunities and reduced revenue and earnings.

We heavily rely on third party package delivery services, and a significant disruption in these services or significant increases in prices may disrupt our ability to import or export materials, increase our costs and negatively affect our ability to achieve and maintain profitability.

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

We place substantial reliance upon the efforts and abilities of our executive management and directors. The loss of the services of any of our executive officers and/or directors could potentially have a material adverse effect on our business, operations, revenues or prospects.  In 2016 the Board of Directors ended Dr. Claude Ranoux's service as President, Treasurer and Chief Scientist, and in his place elected Kathleen Karloff as Chairman of the Board, President and CEO, and Robert Bowdring as Treasurer and Secretary; however, Dr. Ranoux, Ms. Karloff and Mr. Bowdring remain as the sole members of our Board of Directors.  Also, Mr. Bowdring, who served as our Chief Financial Officer (and principal accounting officer) from 2009 to March 2013, was elected our Acting Chief Financial Officer (and acting principal accounting officer) in March 2017.  We do not maintain key man life insurance on the lives of any these individuals.

We will need additional, qualified personnel in order to expand our business.  Without additional personnel, we will not be able to expand our business.

Expanding our business entails increasing the number of persons engaged in activities for the sale, marketing, administration and delivery of our products as well as clinical training personnel for the proper training of the INVO procedures.  Upon receiving sufficient additional funding, we are planning to hire employees in these areas.  However, we cannot be sure that we will able to obtain any additional funding or when, or that we will find, attract and retain potential employees with the proper background and training matching the skills required for the positions.

Our revenues and operating results could fluctuate significantly from quarter to quarter, which may cause our stock price to decline.

Since our inception, we have recognized minimal revenue.  Our results from year-to-year and from quarter-to-quarter have, and are expected to continue to, vary significantly based on ordering cycles of distributors and physicians who we plan to pursue for sales, and the payment cycle of such organizations.  As a result of these and other factors, we believe that period-to-period comparisons of our operating results will not be meaningful and that you should not rely upon our performance in any particular historical period as an indication of our performance in any future period.

Currency exchange fluctuations may affect the results of our operations.

We intend to distribute our INVOcell product throughout the world.  We intend to transact our international sales in U.S. dollars.  Our results of operations could be affected by fluctuations in currency exchange rates, but we do not expect them to as we invoice in US dollars.  Although we invoice in US dollars, our results of operations might still be negatively affected by foreign currency exchange rates if the dollar strengthens and the local currency weakens. Doctors and clinics may not be able to offer the INVOcell procedure and purchase INVOcells because patients might not be able to afford increased costs. As an international business we may be susceptible to adverse foreign currency fluctuations.

We are subject to risks in connection with changes in international, national and local economic and market conditions.

Our business is subject to risks in connection with changes in international, national and local economic and market conditions, including the effects of global financial crises, effects of terrorist acts, and the war on terrorism.  Such changes could negatively affect infertile couples’ ability to pay for fertility treatment around the world.

We anticipate that eventually international sales will account for a significant part of our revenue.  At that time we will experience additional risks associated with these sales, which include:

●	political and economic instability;
●	export controls;
●	changes in international legal and regulatory requirements;
●	United States and foreign government policy changes affecting the markets for our products; and
●	changes in tax laws, duties and tariffs.

Any of these factors could have a material adverse effect on our business, results of operations and financial condition.  During the period 2011 through 2015 we sold products in certain international markets mainly through independent distributors, and this strategy is anticipated to continue for the foreseeable future.  If a distributor fails to meet annual sales goals, it may be difficult and costly to locate an acceptable substitute distributor.  If a change in our distributors becomes necessary, we may experience increased costs, as well as a substantial disruption in operations and a resulting loss of revenue.

We sell directly to physicians in the U.S., and if we want to cease selling to any physician in the U.S. it may be difficult and expensive to find a replacement.

We sell our products directly to physicians in the United States market.  If a physician fails to meet expected efficacy rates and annual sales goals, it may be difficult and costly to locate an acceptable substitute physician.  If a change in our local physician becomes necessary, we may experience increased costs, as well as a disruption in operations and a resulting loss of revenue.

We have only three directors, which limits our ability to establish effective independent corporate governance procedures.

During the period from 2011 through March 2013, we had only two directors, one of which was also our President and Treasurer, and the other was our Chief Executive Officer (CEO) and Secretary.  When our Chief Financial Officer (and principal accounting officer) resigned and became a consultant in March 2013, he was elected as our third director.  We had no independent directors during this period.  From March 2013 to September 2016 we had three directors, of whom two were officers and full-time employees and one was not then an officer but was a consultant.  In September 2016 Dr. Claude Ranoux's service as an officer was ended but he remained a director, Kathleen Karloff was elected Chairman, President and CEO and remained a director, and Robert Bowdring was elected Treasurer and Secretary and remained a director.  In March 2017 Mr. Bowdring was also elected as the Acting Chief Financial Officer (and acting principal accounting officer) while remaining a consultant to INVO.  Accordingly, we have not established board committees comprised of independent members to oversee functions like governance, compensation or audit items.  Otherwise stated, during the period 2011 through 2015, we did not have a compensation or audit committee and, since we did not have an audit committee, we did not have an audit committee financial expert serving on an audit committee.

Until we have a larger board of directors, which would include some independent members, there will be limited oversight of our current board’s decisions and activities, and the ability of minority shareholders to challenge or reverse those activities and decisions may be negatively affected, even if such activities and decisions are not in the best interests of minority shareholders.

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

The Company believes that the healthcare industry will continue to be subject to increasing regulation as well as political and legal action, as future proposals to reform the health care system are considered by Congress and state legislatures. In 2010, the United States enacted major health care reform legislation (the Patient Protection and Affordable Care Act). Various insurance market reforms have advanced and state and federal insurance exchanges were launched in 2014. By the end of the decade, the law is expected to expand access to health care to about 32 million Americans who did not previously have insurance coverage. The Company does not know how laws and regulations will change in the future.

We are planning clinical trials related to newer technologies that may prove unsuccessful.

We will be conducting clinical trials related to expanding the use of the INVOcell and potentially lowering the cost of the INVOcell Intravaginal Culture System.  While we anticipate positive outcomes of these clinical trials, an unsuccessful trial could adversely affect both a possible expanded market for this product and the receipt of FDA clearance for the particular indications and products being tested.

Changes in the healthcare industry may require us to decrease the selling price for our products or could result in a reduction in the size of the market for our products, each of which could have a negative impact on our financial performance.

Trends toward managed care, healthcare cost containment and other changes in government and private sector initiatives in the U.S. and other countries in which we do business could place increased emphasis on the delivery of more cost-effective medical therapies.  This could work in our favor unless more cost-effective devices become available, which eventuality could adversely affect the sale and/or the prices of our products.  There are proposed and existing laws and regulations in domestic and international markets regulating pricing and profitability of companies in the healthcare industry.  There have been initiatives by third-party payers to challenge the prices charged for medical products, which could affect our ability to sell products on a competitive basis in the future.

There has been a consolidation among healthcare facilities and other purchasers of medical devices in the U.S. These purchasers appear to prefer to limit the number of suppliers from whom they purchase medical products, and they may decide to stop purchasing our products or demand discounts on our prices.  Both the pressure to reduce prices for our products in response to these trends and the decrease in the size of the market because of these trends could adversely affect our levels of revenues and the anticipated profitability of our sales, which could have a material adverse effect on our business.

Recent economic trends could adversely affect our financial performance.

Economic downturns and declines in consumption in our markets may affect the levels of both our sales and profitability.  As widely reported, the domestic and global financial markets have been experiencing extreme disruption in recent years, including severely diminished liquidity and credit availability.  Some believe that economic weakness has begun to accelerate.  If these conditions exist for a sustained period, or if there is further deterioration in financial markets and major economies, our financial performance could be adversely affected.  The current tightening of credit in financial markets may adversely affect the ability of our customers and suppliers to obtain financing, which could result in a decrease in, or deferrals or cancellations of, the sale of our products and services.  In addition, weakening economic conditions and outlook may result in a decline in spending for ART and fertility assistance that could adversely affect our results of operations and liquidity.  We are unable to predict the likely duration and severity of the any disruption in the domestic and global financial markets and the related adverse economic conditions.

Recent health trends could adversely affect our financial performance.

Negative events in the human health could have a negative impact on future results of operations. Future sales of the INVOcell and training of doctors and distributors could be adversely affected by a number of risk factors including certain risks that are specific to the human health. For example, the outbreak of a disease such as the Zika Virus which directly impacts pregnant woman and woman thinking about becoming pregnant. This would reduce demand for ART services including INVO, which could adversely impact the Company’s results of operations. Also, the outbreak of any highly contagious diseases having an effect on woman could negatively affect our sales.

Social media platforms present risks and challenges.

The inappropriate and/or unauthorized use of certain media vehicles could cause brand damage or information leakage or could have negative legal implications, including from the improper collection and/or dissemination of personally identifiable information. In addition, negative or inaccurate posts or comments about the Company on any social networking web site could damage the Company’s reputation, brand image and goodwill. Further, identifying new methods of advertising and communication, such as social media, continues to expand presents new challenges.

Risks Related to Our Common Stock

Our directors own a substantial percentage of our common stock.

From 2011 through 2015 our Chief Executive Officer & Director, Kathleen Karloff, our then President & Director, Dr. Claude Ranoux, and Robert Bowdring, our then CFO (until March 2013) & Director, own a considerable percentage of the Company’s common stock. As a result, if they acted together, our directors could have a significant impact, and could potentially exert some control over, matters requiring approval by our stockholders.

The following table represents the director’s ownership from 2011 through 2015 of outstanding common stock:

	2015	2014	2013	2012	2011
Kathleen Karloff	8.9%	10.2%	9.8%	7.4%	8.4%
Claude Ranoux	19.1%	24.7%	24.7%	25.2%	30.3%
Robert Bowdring	6.9%	7.9%	5.8%	2.7%	3.0%

Total Ownership	34.9%	42.8%	40.4%	35.3%	41.7%

Total shares Outstanding	137,085,646	119,732,270	111,402,270	93,498,412	83,076,142

The interests of these three individuals may differ from the interests of other stockholders.  As a result, these officers and directors, if they agree, may have the ability to control corporate actions requiring stockholder approval, irrespective of how other stockholders may vote, including the following actions:

●	Electing or defeating the election of directors;
●	Amending or preventing amendment of our Articles of Incorporation or bylaws;
●	Effecting or preventing a merger, sale of assets, or other corporate transaction; and
●	Controlling the outcome of any other matter submitted to the stockholders for vote.

The Company’s stock ownership profile may discourage a potential acquirer from seeking to acquire shares of our common stock or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

A disagreement among the three members of our Board of Directors may also occur, especially since in late 2016 Ms. Karloff and Mr. Bowdring removed Dr. Ranoux as an employee and officer of the Company.

As a publicly traded company, INVO Bioscience is subject to the reporting requirements of U.S. federal securities laws, which can be expensive.

INVO Bioscience is a public reporting company and, accordingly, is subject to the information and reporting requirements of the Securities Exchange Act of 1934, and other federal securities laws, including compliance with the Sarbanes-Oxley Act.  Preparing and filing annual and quarterly reports, proxy statements and other information with the SEC and furnishing audited reports to stockholders is costly.  In addition, the Company may face time consuming and costly effects to develop and implement internal controls and reporting procedures required by the Sarbanes-Oxley Act.  We may need to hire additional financial reporting, internal control, and other finance personnel in order to develop and implement appropriate internal controls and reporting procedures.  If we are unable to comply with the internal controls requirements of the Sarbanes-Oxley Act, we may not be able to obtain the independent accountant certifications required by the Sarbanes-Oxley Act.

This comprehensive Form 10-K will not make the Company “current” in its filing obligations, which means it retains certain potential liability and is not eligible to use certain forms or rely on certain rules.

Although this is a comprehensive Form 10-K for the fiscal years 2015, 2014, 2013, 2012 and 2011, and the quarterly periods of 2015, 2014, 2013 and 2012, filing this comprehensive Form 10-K does not make the Company current in its filing obligations under the Securities Exchange Act of 1934, as amended (“Exchange Act”).   The Company’s failure to file all required reports (e.g., Form 10-Ks and Form 10-Qs) means the Company remains potentially liable under the Exchange Act for those delinquencies, and the filing of this comprehensive Form 10-K does not prevent the enforcement staff of the SEC from taking action as a result of those filing delinquencies.  Until all of the missing reports are filed, the Company will not be “current” for purposes of Rule 144, Regulation S, and Form S-8 registrations statements, and the Company would not be eligible to use Form S-3 until it establishes the required history of making timely filings.  Further, until all missing reports are filed, investors may not be able to review certain financial and other disclosures that would be contained in those missing reports.

Public company compliance risks may make it more difficult to attract and retain officers and directors.

The Sarbanes-Oxley Act and new rules subsequently implemented by the SEC have required changes in corporate governance practices of public companies.  As a public entity, we expect these rules and regulations to increase compliance costs and to make certain activities more time consuming and costly.  As a public entity, we also expect that these new rules and regulations may make it more difficult and expensive for us to obtain director and officer liability insurance in the future and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage.  As a result, it may be more difficult for us to attract and retain qualified persons to serve as directors or executive officers.

Our Articles of Incorporation provide for indemnification of officers and directors at our expense and limit their liability, which may result in major costs to us.

Our Articles of Incorporation and applicable Nevada law provide for the indemnification of our directors, officers, employees and agents, under certain circumstances, against liabilities, including attorney's fees and certain other expenses, incurred by them in any litigation to which they become a party arising from their association with or activities on our behalf.  We will also bear the expenses of any such litigation for any of our directors, officers, employees, or agents, upon such person's written promise to repay us if it is ultimately determined that any such person was not have been entitled to indemnification.  This indemnification policy could result in substantial expenditures by us, which we will be unable to recoup.

We have been advised that, in the opinion of the SEC, indemnification for liabilities arising under federal securities laws is against public policy as expressed in the Securities Act of 1933, as amended (the “Securities Act”) and is, therefore, unenforceable.  In the event that a claim for indemnification for liabilities arising under federal securities laws, other than the payment by us of expenses incurred or paid by a director, officer or controlling person in the successful defense of any action, suit or proceeding, is asserted by a director, officer or controlling person, we will (unless in the opinion of our counsel, the matter has been settled by controlling precedent) submit to a court of appropriate jurisdiction, the question whether indemnification by us is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue. The legal process relating to this matter, if it were to occur, is likely to be very costly and may result in us receiving negative publicity, either of which factors is likely to materially reduce the market and price for our shares.

Our shares of common stock are very thinly traded, and the price may not reflect our value; there can be no assurance that there will be an active market for our shares now or in the future.

We have a trading symbol for our common stock (“IVOB”), which had permitted our shares to be quoted on the Over-the-Counter Bulletin Board (“OTCBB”) until February 23, 2011. On February 2011 an OTC system change was made, as a result of which we ceased trading on OTCBB and began trading on the middle tier of the OTC Markets Group Inc. (commonly referred to as the "OTCQB") under our same symbol (“IVOB”). In May 2012 we moved to the OTC Pink category because we were no longer reporting to the SEC.

However, our shares of common stock are very thinly traded, and the price, if traded, may not reflect our value.  There can be no assurance that there will be an active market for our shares of common stock either now or in the future.  The market liquidity will be dependent on, among other things, the perception of our operating business and any steps that our management might take to bring us to the awareness of investors.  There can be no assurance given that there will be any awareness generated or, if given, that it will be positive.

Consequently, investors may not be able to liquidate their investment or may be able to liquidate it only at a price that does not reflect the value of the business.  If a more active market should develop, the price may be highly volatile.  Because there may be a low price for our shares of common stock, many brokerage firms may not be willing to effect transactions in the securities.  Even if an investor finds a broker willing to effect a transaction in the shares of our common stock, the combination of brokerage commissions, transfer fees, taxes, if any, and any other selling costs may exceed the selling price.  Further, many lending institutions will not permit the use of such shares of common stock as collateral for any loans.

Shareholders may be diluted significantly through our efforts to obtain financing and from issuance of additional shares of our common stock, including such issuances of shares for services.

We have issued and may continue to issue shares of our common stock and we have incurred and may continue to incur debt, which may be convertible into shares of our common stock, to satisfy certain of our financial obligations.  If a trading market develops for our common stock, we may attempt to raise capital by selling shares of our common stock, possibly with warrants, which may be issued or exercised at a discount to the market price for our common stock.  These actions would result in dilution of the ownership interests of existing shareholders, and may further dilute the common stock book value, and that dilution may be material.  Such issuances may also serve to enhance existing management’s ability to control INVO because the shares may be issued to our officers, directors, new employees, or related parties and may be on a non-arm's length basis.

We may be subject to the penny stock rules, which will make the shares of our common stock more difficult to sell.

We may be subject now and in the future to the SEC’s “penny stock” rules if our shares of common stock sell below $5.00 per share.  Penny stocks generally are equity securities with a price per share of less than $5.00.  The penny stock rules require broker-dealers to deliver a standardized risk disclosure document prepared by the SEC, which provides information about penny stocks and the nature and level of risks in the penny stock market.  The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson, and monthly account statements showing the market value of each penny stock held in the customer's account.  The bid and offer quotations, and the broker-dealer and salesperson compensation information must be given to the customer orally or in writing prior to completing the transaction and must be given to the customer in writing before or with the customer's confirmation.

In addition, the penny stock rules require that prior to a transaction the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction.  The penny stock rules are burdensome and may reduce purchases of any offerings and reduce the trading activity for shares of our common stock.  As long as our shares of common stock are subject to the penny stock rules, the holders of such shares of common stock may find it more difficult to sell their securities.

The market for penny stocks has experienced numerous frauds and abuses, which could adversely affect investors in our stock.

We believe that the market for penny stocks has suffered from patterns of fraud and abuse.  Such patterns include:

·	Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;
·	Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;
·	“Boiler room” practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;
·	Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and
·
Wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

We believe that many of these abuses have occurred with respect to the promotion of low price stock companies that lacked experienced management, adequate financial resources, an adequate business plan and/or marketable and successful business or product.  Because shares of INVO are penny stocks, the share price for INVO common stock may be adversely affected such frauds and abuses involving other penny stocks.

Shares of our currently issued and outstanding common stock may become freely tradable pursuant to rule 144 and may dilute the market for your shares and have a depressive effect on the price of the shares.

A substantial majority of our outstanding shares of common stock are “restricted securities” within the meaning of Rule 144 under the Securities Act.  As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Securities Act and as required under applicable state securities laws.  A sale of shares of our common stock under Rule 144 or under any other exemption from the Securities Act, if available, or pursuant to subsequent registrations of our shares of common stock, may have a depressive effect upon the price of our shares of common stock.  Any such sale may also dilute the market, if any, for our shares.

We may never pay any dividends to shareholders.

We have never paid any dividends and have not declared any dividends through 2015 and to date. Our board of directors does not intend to distribute dividends in the near future.  The declaration, payment and amount of any future dividends will be made at the discretion of the board of directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors as the board of directors considers relevant.  There is no assurance that future dividends will be paid, and, if dividends are paid, there is no assurance with respect to the amount of any such dividend.

We may have difficulty raising necessary capital to fund operations because of the thin market and market price volatility for our shares of common stock.

From 2011 through 2015 there has been a thin market for our shares, and the market price for our shares has been volatile.  In recent years, the securities markets in the U.S. and around the world have experienced a high level of price and volume volatility, and the market price of securities of many companies have experienced wide fluctuations that have not necessarily been related to the operations, performances, underlying asset values or prospects of such companies.  For these reasons, our shares of common stock can also be expected to be subject to volatility resulting from purely market forces over which we will have no control.  We require additional financing to continue to develop and exploit existing and new products and services related to our industries and to expand into new markets.  The exploitation of our products and services may be dependent therefore upon our ability to obtain additional financing through debt and equity or other means, as to which there is no assurance.  The thin market for our shares, and the volatility in the market price for our shares, may adversely affect our ability to raise needed additional capital.

Failure to comply with internal control attestation requirements could lead to loss of public confidence in our financial statements and negatively impact our stock price.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to include in this annual report, management’s assessment of the effectiveness of our internal control over financial reporting.  Furthermore, beginning with the fiscal year ending on December 31, 2010, our independent registered public accounting firm is required to attest to whether management’s assessment of the effectiveness of internal controls over financial reporting is fairly stated in all material respects and separately report on whether it believes we maintained, in all material respects, effective internal control over financial reporting.  If we fail to timely complete the development of our internal controls, and management is unable to make this assessment, or, once required, if the independent registered public accounting firm cannot timely attest to this assessment, we could be subject to regulatory sanctions and a loss of public confidence in our internal control and the reliability of our financial statements, which ultimately could negatively impact our stock price and our ability to raise additional capital when and as needed.

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

Item 1B.  Unresolved Staff Comments.

We are not required to respond to this item as we are a smaller reporting company.

Item 2.  Properties

During 2011 through 2015 we did not own any real property, but operated from leased facilities.  We are on a month to month lease for our principal executive office located at 407R Mystic Avenue, Suite 34C, Medford, MA 02155. We moved into this facility in November 2012.  This facility is rented from a related-party.  See Item 13 "Certain Relationships and Related Transactions, and Director Independence."  Prior thereto, we rented facilities at 100 Cummings Center, Beverly, MA, which we had moved into in January 2011.  Our current leased facilities are sufficient for at least the near-term.

Item 3.  Legal Proceedings

INVO Bioscience, Inc., and two of its directors have been, since 2010, defending litigation brought by investors in an alleged predecessor of INVO Bioscience.  On March 24, 2010, INVO Bioscience, Inc. and its corporate affiliate, Bio-X-Cell, Inc., Claude Ranoux, and Kathleen Karloff were served an Amended Complaint, the original of which was filed on December 31, 2009 at the Suffolk Superior Court Business Litigation Session by two terminated employees of Medelle Corporation (also named as a co-defendant but no longer active), who are also attorneys, and a former investor in and creditor of Medelle.  These plaintiffs allege various claims of wrongdoing relating to the sale of assets of Medelle to Dr. Ranoux.  Plaintiffs claim that Dr. Ranoux, Ms. Karloff, and Medelle (and therefore INVO Bioscience as an alleged successor corporation) violated alleged duties owed to plaintiffs in connection with the sale.  Separate claims were also alleged against INVO Bioscience.

Dr. Ranoux, Ms. Karloff, and INVO Bioscience have challenged these allegations, which they believe are baseless.  The transfer of the assets of Medelle was professionally handled by an independent third party, after approval by the Medelle Board of Directors, representing a majority of its shareholders.  Medelle’s Board voted to proceed with an assignment for the benefit of creditors (AFBC) and gave complete authority to the President & CEO at that time (neither Dr. Ranoux nor Ms. Karloff) to work with the third-party assignee and to get the best possible price for those assets.  The third party was responsible for notifying all the appropriate parties and for filing notices in various professional publications and newspapers of Medelle’s intention to sell its assets.  The third party also contacted numerous large medical device and bio-pharma companies to learn if they would be interested in acquiring the assets.  After a private sale was deemed unlikely, the assignee of the assets elected to proceed with a sealed-bid auction of the assets.  On the day of the auction, Dr. Ranoux submitted the only bid and was awarded the assets, upon full payment.

During 2010, Dr. Ranoux, Ms. Karloff, and INVO Bioscience filed Motions to Dismiss as to all claims, pursuant to M.R.Civ. P. 12(b)(6).  In a written Decision rendered on November 12, 2010, the judge dismissed all claims against INVO, Bio X Cell, and Ms. Karloff, and also dismissed the claims against Dr. Ranoux alleging civil conspiracy and breach of M.G.L. c. 93A.  The judge denied Dr. Ranoux’s motion to dismiss the remaining breach of fiduciary duty and fraud claims.  The plaintiffs allege in their Amended Complaint that Dr. Ranoux committed fraud by failing to inform them of the details of the Medelle auction.

The claims against Dr. Ranoux that survived the November 2010 dismissal order were submitted to binding arbitration.  On February 15, 2013, the mutually-agreed arbitrator ruled in favor of Dr. Ranoux. The award held that Dr. Ranoux did not withhold information about the auction of Medelle’s assets and expressed doubt that the plaintiffs would have invested the resources necessary to make a beneficial use of the assets.  The arbitrator’s award then was confirmed by the Superior Court on August 21, 2013.  The Superior Court’s confirmation of the award was affirmed on appeal on October 20, 2013 by the Massachusetts Appeals Court.  The Massachusetts Supreme Judicial Court then denied further appellate review.

On October 18, 2016, following motions and argument, the Superior Court issued a memorandum of decision and order denying plaintiffs’ motion for entry of default judgment and assessment of damages against Medelle and allowed the motion of INVO Bioscience, Bio-X-Cell, and Ms. Karloff for entry of final judgment of dismissal.  The foregoing order was converted to a final judgment dismissing all claims against all defendants and entered on the docket on October 27, 2016.

On November 28, 2016, plaintiffs filed an amended notice of appeal from the Superior Court’s decision of October 17, 2016 and the subsequent judgment entered on October 27, 2016.  The appeal further challenges the order of dismissal from November, 2010.  Plaintiffs did not appeal from the dismissal of the claims against Ms. Karloff, so the judgment in her favor is now final, leaving claims against INVO Bioscience, Bio-X-Cell, Medelle, and Dr. Ranoux.

INVO Bioscience and Bio-X-Cell intend a vigorous opposition to the current appeal, consistent with their previous positions that no breach of duty occurred in the sale of Medelle’s assets. It is assumed that Dr. Ranoux will oppose the appeal as well.

Outside of the above-mentioned litigation, neither INVO Bioscience nor Bio X Cell, our wholly-owned subsidiary, either directly or indirectly, are involved in any lawsuit outside the ordinary course of business, the disposition of which would have a material effect upon either our results of operation, financial position, or cash flows.

Item 4.  Mine Safety Disclosures.

Not Applicable

Part II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Trading of our shares of our common stock is on the OTC Pink tier of the over-the-counter ("OTC") market under the symbol "IVOB."  The OTC Pink tier is the lowest tier of three marketplaces for over-the-counter stocks offered by OTC Market Group.  In May 2012 trading of our shares moved to this OTC Pink category because we were no longer currently reporting to the SEC. Investors can find Real-Time quotes and market information on the Company on www.otcmarkets.com.

From February 23, 2011to May 2012 our shares were traded on the middle tier of the OTC Markets Group Inc. (commonly referred to as the "OTCQB") under the ticker symbol "IVOB".  During the period February 17, 2009 through February 22, 2011, the Company’s common stock traded on the OTC Bulletin Board (the "OTCBB"), also under the ticker symbol "IVOB". Prior to February 17, 2009, our symbol on the OTCBB was “EMYS.”    Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily reflect actual transactions.

The table below presents the range of high and low sales prices of shares of our common stock by calendar quarter for the last six full fiscal years and for a recent date, on the applicable market, as reported by Yahoo Finance.

Dates	High	Low
January 1, 2011 to March 31, 2011	$.10	$.03
April 1, 2011 to June 30, 2011	$.07	$.03
July 1, 2011 to September 30, 2011	$.04	$.02
October 1, 2011 to December 31, 2011	$.03	$.01

January 1, 2012 to March 31, 2012	$.06	$.01
April 1, 2012 to June 30, 2012	$.03	$.01
July 1, 2012 to September 30, 2012	$.03	$.01
October 1, 2012 to December 31, 2012	$.03	$.01

January 1, 2013 to March 31, 2013	$.02	$.01
April 1, 2013 to June 30, 2013	$.02	$.01
July 1, 2013 to September 30, 2013	$.02	$.01
October 1, 2013 to December 31, 2013	$.24	$.01

January 1, 2014 to March 31, 2014	$.05	$.02
April 1, 2014 to June 30, 2014	$.09	$.02
July 1, 2014 to September 30, 2014	$.07	$.04
October 1, 2014 to December 31, 2014	$.28	$.05

January 1, 2015 to March 31, 2015	$.32	$.21
April 1, 2015 to June 30, 2015	$.69	$.10
July 1, 2015 to September 30, 2015	$.51	$.36
October 1, 2015 to December 31, 2015	$1.49	$.37

As of December 31, 2015, 2014, 2013, 2012 and 2011, there were 137,085,646 shares, 119,732,270 shares, 111,402,270 shares, 93,498,412 shares, and 83,076,142 shares of registrant's common stock were outstanding, respectively.

Information required with respect to Equity Compensation Plans in this Item 5 is included in Item 12 on page 45 of this report on Form 10-K.

Stockholders

As of December 31, 2015, 2014, 2013, 2012 and 2011 the number of holders of record of Registrant's Common Stock was approximately 120, 105, 104, 101, and 101, respectively. However, registrant estimates that it has a significantly greater number of beneficial holders of its common stock because a number of shares of registrant's common stock are held of record by broker-dealers for their customers in street name.

Dividend Policy

We have never declared or paid a dividend on our common stock.  We intend to retain future earnings (if any) to fund development and growth of our business, rather than to pay them as dividends, for the foreseeable future.

Compensation Plan

During the period 2011 through 2015, we do not have any equity compensation plans in place.  We intend to implement equity compensation plans in the future when and as we deem appropriate.

Submission of Matters to a Vote of Security Holders

From 2010 through 2015, the company's shareholders were not asked to vote on any matters.  The last shareholders vote was taken during the fourth quarter of the fiscal year ended December 31, 2008, when the shareholders of INVO Bioscience were requested to vote on the Share Exchange between Emy’s Salsa Aji Distribution Company, Inc. and Bio X Cell, Inc.  See the Form 8-K filed December 8, 2008.  The shareholders of both companies approved the transaction.

Recent Sales of Unregistered Securities

As detailed below, from time to time from 2009 through 2015 the Company sold shares of its common stock to accredited investors to raise working capital, and issued shares of its common stock to employees and consultants who had not been paid in cash.

During 2009, pursuant to Section 4(2) of the Securities Act, we issued senior secured convertible notes ("Bridge Notes") payable to investors for $545,000.  The Bridge Notes carried interest at rates from 10% to 12% per annum, and were due in full one year from the date of their issuance.  Principal and interest on the Bridge Notes was convertible into restricted shares of common stock at a conversion price of $0.10 per share (the "Original Conversion Price"), subject to adjustment.  We also issued, pursuant to Section 4(2) of the Securities Act, warrants to purchase 5,750,000 shares of common stock at $0.20 per share as of the date of this filing.  All of the warrants have expired unexercised.  In November and December 2009, principal aggregating $235,000 of the Bridge Notes was converted into shares of restricted common stock.

On December 29, 2009, pursuant to Section 4(2) of the Securities Act, James Bowdring, the brother of director and officer Robert Bowdring, acquired 666,667 shares of restricted common stock for $100,000.  In April 2011, pursuant to Section 4(2) of the Securities Act, we issued a short-term convertible note ("Q211Note") to James Bowdring for $50,000.  The Q211 Note carried 10% interest and was due in full two months after issuance.  The Q211 Note was convertible into restricted shares of common stock at a conversion price of $0.03 per share, subject to adjustment.  Also pursuant to Section 4(2) of the Securities Act, we issued to James Bowdring warrants to purchase 1,666,667 shares of common stock at $0.03 per share.  These warrants have expired unexercised.  In September 2011 we made a principal payment on the Q211 Note for $25,000.   Currently the Q211 Note is past due, with a principal balance of $25,000.

In July 2010, pursuant to Section 4(2) of the Securities Act, we agreed with an investor who had converted his Bridge Notes into shares to cancel 1,750,000 shares and 1,750,000 corresponding warrants and to apply the $155,000 proceeds to an open subscription receivable balance he carried with the company.

In April and May 2010, pursuant to Section 4(2) of the Securities Act, we issued convertible notes ("Q2 Notes") to investors’ in the aggregate principal amount of $90,000.  These Q2 Notes carried interest at 8%, and matured in full nine months from their date of issuance.  Further, the Q2 Notes were convertible into common stock starting 90 days after issuance until maturity or when paid, whichever was later.

The conversion price was variable, based on a 50% discount per share on the average of the three lowest trading prices for the ten trading days ending one trading day prior to the date the conversion notice was sent to the company, subject to adjustments.  During 2011, pursuant to Section 4(2) of the Securities Act, the following Q2 Notes were converted into shares of [restricted] common stock – (a) on January 3, 2011, principal of $4,500 and interest of $2,400 were converted at a price of $0.016 per share into 431,250 shares, resulting in a loss on debt settlement of $4,161, (b) on January 18, 2011, principal of $10,000 was converted at a price of $0.0197 per share into 507,614 shares, resulting in a gain on debt settlement of $1,883, (c) on February 15, 2011, principal of $12,000was converted at a price of $0.0198 per share into 606,061shares, resulting in a gain on debt settlement of $2,256, (d) on February 23, 2011, principal of $8,000 and interest of $1,200 were converted at a price of $0.0165 per share into 557,576 shares, resulting in  a loss on debt settlement of $38.  As a result, the principal balance of Q2 Notes at December 31, 2011 was $-0-.

In January 2011, we issued 400,000 shares of common stock to AGS Capital Group LLC under our Reserve Equity Financing Agreement for $6,680, which funds were used to pay patent annuities.

Also in January 2011 Asher Enterprises converted $14,500 of its convertible notes ("Q2 Notes") and $2,400 of interest into 938,864 restricted shares of common stock pursuant to Section 4(2) of the Securities Act.

In February 2011 Asher Enterprises converted $20,000 of its convertible notes (Q2 Notes) and $1,200 of interest into 1,163,637 restricted shares of common stock.

In March 2011, pursuant to Section 4(2) of the Securities Act, we issued a new convertible note ("Q111 Note") payable to Asher Enterprises in the amount of $37,500.  The Q111 Note carried interest at 8% and matured in full nine months from the date of issuance.  Further, the Q111 Note was convertible into common stock starting 180 days after issuance until maturity or when paid, whichever is later.  The conversion price was variable, based on a 50% discount per share on the average of the three lowest trading prices for the ten trading days ending one trading day prior to the date the conversion notice was sent to the company, subject to adjustment.  During 2011, pursuant to Section 4(2) of the Securities Act, the Q111 Note principal and interest were converted into shares of restricted common stock as follows:  (a) on September 16, 2011, principal of $8,000 was converted at a price of $0.0119 per share into 672,269 shares, resulting in a gain on debt settlement of $1,797, (b) on September 26, 2011, principal of $10,000 was converted at a price of $0.0097 per share into 1,030,098 shares, resulting in a gain on debt settlement of $1,630, (c) on October 10, 2011, principal of $9,500 was converted at a price of $0.0084 per share into 1,130,952 shares, resulting in a gain on debt settlement of $321; and   (d)  principal of  $10,000  and interest of $1,500 was converted at a price of $0.00074 per share into 1,554,054 shares, resulting in a loss on debt settlement of $1,803.  At December 31, 2011 the principal balance of the Q111 Note was $-0-.

Also in March 2011, pursuant to Section 4(2) of the Securities Act, we issued 128,333 shares of restricted common stock for consulting and investor relations services.

 In April 2011, pursuant to Section 4(2) of the Securities Act, we issued 458,000 restricted shares of common stock for FDA consultative and investor relation consulting services.

In April 2011, pursuant to Section 4(2) of the Securities Act, the company issued warrants to purchase 1,666,667 restricted shares of common stock at a price of $0.03 per share to investors pursuant to the Q211 Notes transaction.

In June 2011, pursuant to Section 4(2) of the Securities Act, we issued an aggregate of 310,413 shares of restricted common stock for FDA consulting services and for payment of legal expenses.

In July 2011, pursuant to Section 4(2) of the Securities Act, we issued another new convertible note ("Q311 Note") payable to Asher Enterprises in the amount of $30,000.  The Q311 Note carried interest at 8% and matured in full nine months from the date of issuance.  Further, the Q311 Note was convertible into common stock starting 180 days after issuance until maturity or when paid, whichever is later.  The conversion price was variable, based on a 50% discount per share on the average of the three lowest trading prices for the ten trading days ending one trading day prior to the date the conversion notice was sent to the company, subject to adjustment.

During 2012, pursuant to Section 4(2) of the Securities Act, the Q311 Note principal and interest were converted into shares of restricted common stock as follows:  (a) on January 30, 2012, principal of $12,000 was converted at a price of $0.0065 per share into 1,864,154 shares, resulting in a gain on debt settlement of $427, (b) on February 2, 2012, principal of $10,000 was converted at a price of $0.0117 per share into 854,701 shares, resulting in a gain on debt settlement of $4,211,and  (c) on February 8, 2012, principal of $8,000 and interest of $1,200 was converted at a price of $0.0092 per share into 1,000,000 shares, resulting in a loss on debt settlement of $1,394.  At December 31, 2012 the principal balance of the Q311 Note was $-0-.

In September 2011, pursuant to Section 4(2) of the Securities Act, we issued an aggregate of 410,000 restricted shares of common stock for marketing consulting services, accounting and filing services, and for payment of outstanding legal expenses.

Also in September 2011, pursuant to Section 4(2) of the Securities Act, Asher Enterprises converted $18,000 of its Q111 Note into 1,703,197 shares of restricted common stock.

In October 2011, pursuant to Section 4(2) of the Securities Act, (a) we issued an aggregate of 142,406 shares of restricted common stock to a current investor for $3,551 cash, (b) Asher Enterprises converted the balance of its Q111 Note in the amount of $19,500 plus accrued interest of $1,500 into 2,685,006 restricted shares of common stock, and (c) we issued an aggregate of 200,000 restricted shares of common stock for accounting and filing services, and to payment of outstanding expenses have a fair value of $4,000.

In November 2011, pursuant to Section 4(2) of the Securities Act, we issued another convertible note ("Q411 Note") payable to James Bowdring for $10,000.  The Q411 Note bears interest at 10% and was due in full two months after the date of issuance.  The Q411 Note is convertible into restricted shares of common stock at a conversion price of $0.01 per share, subject to adjustments.  Also pursuant to Section 4(2) of the Securities Act, we issued warrants to purchase 500,000 shares of restricted common stock at a price of $0.02 per share to investors pursuant to the Q411 Note transaction.  These warrants have expired unexercised.

In December 2011 the company received an additional credit of $98,894 from a service provider for common stock previously issued for services.

In January 2012, pursuant to Section 4(2) of the Securities Act, Asher Enterprises converted $12,000 of principal of its Q311 Note into 1,846,154 shares of restricted common stock.

In February 2012, pursuant to Section 4(2) of the Securities Act, Asher Enterprises converted $10,000 principal of its Q311 Note into 854,701 shares of restricted common stock, and then converted $8,000 principal and $1,200 interest of its Q311 Note, into 1,000,000 shares of restricted common stock.

In June 2012, pursuant to Section 4(2) of the Securities Act, we sold 750,000 restricted shares of common stock, and warrants to purchase an additional 750,000 shares of restricted common stock at $0.08 per share, for an aggregate of $30,000 cash.  Then, also in June 2012, pursuant to Section 4(2) of the Securities Act, we issued 3,592,308 shares of restricted common stock with a fair value of $35,923 to service providers.

In September 2012, pursuant to Section 4(2) of the Securities Act, we sold 250,000 shares of restricted common stock, and warrants to purchase another 1,000,0000 shares of common stock for $0.20 per share, for $15,000 cash.

In December 2012, pursuant to Section 4(2) of the Securities Act, the company issued 1,629,107 shares of restricted common stock with a value of $16,291 to service providers, and sold 500,000 restricted shares of common stock for $5,000 cash.

In February 2013, pursuant to Section 4(2) of the Securities Act, the company sold 250,000 shares of restricted common stock for $15,000 cash, and then pursuant to Rule 701 issued 12,000,000 shares of restricted common stock with a fair value of $60,000 to employees for services.

In March 2013, pursuant to Section 4(2) of the Securities Act, the company sold 42,858 shares of restricted common stock for $750 cash.

In April 2013, pursuant to Section 4(2) of the Securities Act, the company (a) sold 375,000 shares of restricted common stock for $15,000 cash, (b) issued 1,036,000 restricted shares of common stock with a fair value of $23,038 to service providers, and (c) issued 1,200,000 restricted shares of common stock with a fair value of $12,000to service providers.

In July 2013, pursuant to Section 4(2) of the Securities Act, the company (a) sold 750,000 restricted shares of common stock for $15,000 cash, (b) issued 1,000,000 restricted shares of common stock with a fair value of $10,000 to service providers, and (c) sold 1,250,000 shares of restricted common stock for $25,000 cash.

In November 2014 the company (a) pursuant to Section 4(2) of the Securities Act, sold 400,000 shares of restricted common stock for $20,000 cash, (b) pursuant to Section 4(2) of the Securities Act, issued 930,000 shares of restricted common stock with a fair value of $118,300 to service providers, and (c) pursuant to Rule 701, issued 7,000,000 restricted shares of common stock with a fair value of $1,050,000 to employees for services.

In February 2015, pursuant to Section 4(2) of the Securities Act, the company sold 125,000 restricted shares of common stock for $25,000 cash.

In May 2015, pursuant to Section 4(2) of the Securities Act, we negotiated the conversion of $300,000 of past due Bridge Notes and accrued interest into 12,470,900 shares of restricted common stock.

In June 2015, pursuant to Section 4(2) of the Securities Act, the company issued 750,000 restricted shares of common stock for $60,000 cash pursuant to the exercise of warrants by an investor.

In September 2015, pursuant to Section 4(2) of the Securities Act, the company issued 1,000,000 restricted shares of common stock for $60,000 cash pursuant to the exercise of warrants by an investor

In October 2015, pursuant to Section 4(2) of the Securities Act, the company (a) issued 119,000 shares of restricted common stock with a fair value of $53,548 to service providers, and (b) sold 1,000,000restricted shares of common stock for $500,000 cash.

In December 2015, pursuant to Section 4(2) of the Securities Act, the company issued 1,888,476 shares of restricted common stock with a fair value of $37,770 to service providers.

Item 6.  Selected Financial Data

We are not required to provide this information as we are a smaller reporting company.

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

Background

The previous management of Emy’s (our predecessor) determined that it was in the best interests of Emy’s shareholders to agree to the Share Exchange to acquire Bio X Cell, Inc., a Massachusetts company (d/b/a/ “INVO Bioscience”).  Bio X Cell, Inc. had developed patented technology, the INVOcell and the INVO procedure, designed to be less expensive and an alternative to conventional IVF.  As part of the Share Exchange, Emy's ceased the salsa distribution business and was re-named INVO Bioscience, Inc., and Bio X Cell, Inc. became its' wholly-owned subsidiary.

The Share Exchange was accounted for as a “reverse merger” because the former Bio X Cell shareholders owned a majority of the outstanding shares of common stock of Emy's immediately following the Share Exchange.  Bio X Cell was deemed the acquirer in the reverse merger.  Consequently, the assets and liabilities and the historical operations that are reflected in the financial statements prior to the Share Exchange were those of Bio X Cell and were recorded at the historical cost basis of Bio X Cell and the consolidated financial statements after completion of the Share Exchange include the assets and liabilities of Bio X Cell and historical operations of Bio X Cell.  The financial results included in this Form10-K are based on INVO Bioscience’s audited balance sheet as of December 31, 2015, 2014, 2013, 2012 and 2011 and related audited statements of operations and stockholders’ deficiency and statements of cash flows for the periods ended December 31, 2015, 2014, 2013, 2012 and 2011, respectively.

Overview

We are a company that has begun to commercialize our proven and patented technology outside of the United States that we believe will revolutionize the treatment of infertility, assisting infertile couples in having a baby.  Our device, the INVOcell, and the INVO procedure are designed to provide an alternative infertility treatment for the patient and the clinician; it is less expensive and simpler to perform than other current infertility treatments.  The simplicity of the INVO procedure relates to the ability to potentially perform the infertility procedure in a physician’s practice rather than in a specialized facility and at a much lower overall cost than other current infertility treatments, including in vitro fertilization (“IVF”).  Therefore, we believe that the INVO procedure will be available in many more locations than conventional IVF, especially outside the United States.  INVO also allows conception and embryo development to take place inside the woman's body; we believe this is an attractive feature for most couples.

Sales and Marketing

Our primary focus is the sale of the INVOcell device and training doctors and clinicians in the INVO technology to assist infertile couples in having a baby.  We believe that our proven INVOcell procedure is an effective low cost alternative to current treatments.  Along with being offered as an option in traditional IVF clinics, the INVO technique may be provided in a physician’s office or a small lab.  Therefore, the INVO device and technique may be offered by physicians around the world to couples who do not have access to IVF facilities.   Currently, we are authorized to sell the INVOcell device in the United States as of November 2015 after receiving DeNovo class II clearance from the US Food & Drug Administration (FDA) as well as in certain international markets.   We have established agreements with distributors and have trained physicians around the world in places such as Canada, South and Central America, India, and the Middle East.

We anticipate that we will experience significant quarterly fluctuations in our sales and revenues as a result of our efforts to expand the sales of the INVO technology to new markets.  Operating results will depend upon the timing of signing of agreements with physicians in the US and new distributors internationally along with the training of those physicians and distributors and their staffs in the INVO procedure.  In 2016 and into 2017 we have been and will be continuing to focus our efforts in the US. We expect International sales will continue to expand slowly in the coming years.  As we are just beginning to get into these markets both US and International sales are difficult to forecast as we do not have any significant history to support our assumptions.  Subject to having available financial resources, we are committed in our ongoing sales, marketing and development activities to sustain and grow our sales and revenues from our products and services.  However, there can be no assurance that we will be successful in doing so.

During the past five years ended December 31, 2015, the Company has marketed its products strategically utilizing its limited resources in the most economical fashion possible.  We focused most of our efforts on South America, assisting the doctors performing INVO procedures in Colombia, Peru, Bolivia and Brazil, as well as in Canada and India. Over the years Dr. Ranoux has made several trips to South America. In 2011, he went to Peru to attend a regional conference and also visited Bolivia to review the procedures of the infertility center there and attend a press conference announcing their first INVO birth and their commitment to offering INVO.  Dr. Ranoux also visited Canada to work with our Canadian distributor and to meet doctors; they had discussions regarding the INVO opportunity for their facilities.  These meetings resulted in a couple of doctors offering INVO on a limited basis.  Dr. Ranoux has also traveled to India to train the lead Embryologist and the team at Sanzyme to allow them to promote and train doctors throughout India.

The INVOcell was cleared for use within those countries that require the CE mark.  We underwent the registration process in certain countries in addition to having the CE mark, because it is a Class II medical device.  In some countries, the process is relatively quick - approximately three to six weeks - while we have discovered that in other countries it can take months.  While we are continuing to tend to the needs of the regional health organizations for registering the INVOcell, INVO Bioscience has continued to train physicians actively and teach distributors in the INVOcell technology.  Physicians have demonstrated that their patients would like to see current success rates within their own geographic and cultural areas, and therefore we have and will continue to assist them in sponsoring clinical marketing trials.  One of the things we have found is that, without an INVO Bioscience employee or representative “in country” focused on the INVO technology, our sales and opportunities were limited. We have learned that we have to be continually following up with the doctors and distributors and have a regular in person presence to move the process forward in a particular country. In addition, because of the registration process and delays to wait for “local results” in certain geographic and cultural areas, along with limited resources to assist in moving things forward in countries, revenues were significantly less than we anticipated for the past five years.  However, we are continuing to receive international registration requests and notifications as well as receiving favorable initial local results that will be used for regional marketing campaigns.  We believe that we will begin increasing revenues in the future; however, our growth is limited by both the registration processes that we must undertake as well as our limited capital resources to have people in country to follow up, and therefore we anticipate that revenues will continue to be lower than we originally anticipated for the next few years.  The registration process differs from a clinical approval, which the INVOcell has in the form of the FDA Clearance and the CE mark; instead, the process is more akin to a governmental tracking to monitor what products are sold and used within its borders.

Operations

We operate by outsourcing many key operational functions in the development and manufacturing of the INVOcell device and its associated products to keep fixed costs to a minimum.  Our most critical management and leadership functions are carried out by our core team.  We have contracted out the following functions: manufacturing, packaging/labeling and sterilization of the device to a certified manufacturer to mold the parts; to a medical manufacturing company to assemble packages and label the product and to a sterilization specialist to perform the gamma sterilization process.  This expedites production and eliminates the need for in-house capital equipment expenditures.

Our most significant challenge in growing our business has been our limited resources.  As of December 31, 2015, we generally require approximately $125,000 per month to fund our current normal operations.  Over the years we have reduced this to an absolute basic amount by, among other things, officers and directors not taking salaries and not engaging in certain activities so that we could avoid incurring certain expenses  (such as travel and marketing costs). This basic amount will increase as we expand our sales and marketing efforts and develop new products and services; however, if we do not raise additional capital in the near future we will have to maintain the “only the basics” state we are in.  Our cash needs are primarily attributable to funding our sales and marketing efforts, strengthening our training capabilities, satisfying existing obligations, funding a future U.S. FDA clinical trial for alternative as well as new and improved products, and building an administrative infrastructure, including costs and professional fees associated with being a public company.

We believe we are taking the necessary steps to ultimately provide the company with the capital resources we need to execute our business plan and grow the business. After filing this report on Form 10-K, we intend to quickly follow up by the filing of our quarterly and annual results for 2016 on Forms 10-Q and 10-K, respectively, and for the first quarter of 2017 on Form 10-Q.  We intend to engage appropriate firms to assist us in seeking to raise new capital.

Looking back to 2011, we believed we had proper resources in place with the Reserve Equity Financing Agreement ("REF") with AGS Capital Group, LLC. Unfortunately, due to market circumstances beyond our control we did not feel right in drawing on this resource at that time as it would have diluted the existing shareholder base.  The gross proceeds from that offering were to be up to $10,000,000.   In 2010 the Company started to draw down some of these funds, and we sold 1,714,500 shares of Common Stock bringing in $135,000 of new capital to assist in funding operations in 2010 and early 2011.

Due to our inability to raise funds the management of INVO Bioscience decided to scale back its operations only to the absolutely necessary items to maintain its corporate presence, protect its patents, and protect the company from the litigation described in this Form 10-K, submit required items and testing to the FDA, support its existing customer base, and train new customers when they came to us.  All other items were suspended until sufficient funding could be raised.

We have sought, and continue to seek, other sources of capital through private placements of our securities.   During 2011, we issued 8% convertible notes to Asher Enterprises totaling $70,000 including interest to assist with operational cash needs primarily to maintain our patents. All of the notes were subsequently satisfied and converted into 12,562,000 shares of our common stock.

During 2012, 2013 and 2014 we had three shareholders invest a total of $141,000 for 4,568,000 shares of restricted common stock, which allowed us to continue to maintain our patents and covered the cost of testing we needed to do for the FDA.

In 2015 we had three shareholders invest a total of $645,000 for 2,875,000 shares of restricted common stock, which allowed us to maintain the patents, do other FDA testing, have the funds to start marketing and training doctors across the US, and to get this Form 10-K prepared and filed.

In addition to the cash we received identified above we utilized restricted shares of our common stock to procure certain key services from strategic partners who were willing accept such shares as payment.  These steps allowed us to achieve goals we had been working on for as long as eight years, to keep moving the company forward and to get FDA de-novo clearance for product and launch it in the U.S.

The exact amount of additional funds we are able to raise, if any, will determine how aggressively we can grow, what additional projects we will be able to undertake, and when.  No assurance can be given that we will be able to raise any additional capital.  If we are unable to raise additional capital, we will be required to continue at the same basic level of activity, slowly introducing INVO to doctors across the United States while we can.

Selling, general and administrative expenses were approximately $599,000,  $1,689,000,  $622,000,  $588,000,  and $757,000  for the years ended December 31, 2015, 2014, 2013, 2012 and 2011, respectively.  Throughout this period, we continued to control our spending and use our resources carefully.  The $1 million plus of higher selling, general and administrative expenses in 2014 was due to the issuance of stock for the past services of the officers and directors as well as a few key consultants.

Throughout the period 2011 to 2016 we incurred annual net losses as we continued to market our product and proprietary process as we endeavored to increase our revenue base.  It is expected that we will continue to generate net losses through 2017.

We cannot accurately predict what our level of activity will be over the next 12-24 months.  However, INVO Bioscience anticipates that it will continue to launch the sale of the INVOcell device and INVO procedure in the US, Canada, South & Latin America, and India through established and, to a lesser extent, new distributors, IVF centers and physicians.  With the cost of the INVO procedure being less than half the cost of IVF, we believe we can penetrate 5% of the currently untreated infertility market in the coming years ahead, though there can be no assurance that we will be successful in doing so.

To achieve this plan, we require additional financing.  As we expand our distribution base, our costs and expenses will exceed the cash flow being generated and therefore we will require additional capital.  There is no guaranty that we will be able to raise any additional financing or when, or that we will be able to raise such funds on terms acceptable to us.

Due to our early stage of growth, our Statement of Operations may not be indicative of future levels of activity. As such, we expect our costs and losses to increase in future periods as we seek to ramp up sales and incur infrastructure costs. As we move forward, the Company expects to expand its sales force and clinical trainers, and to continue to travel to support our distributors and physicians.

The amounts and timing of our actual expenditures may vary significantly from our expectations depending upon numerous factors, including our results of operation, financial condition and capital requirements.

For the years ended December 31, 2015, 2014, 2013, 2012 and 2011, we had net losses of approximately $4,959,000, $1,732,000, $761,000, $666,000 and $797,000 respectively. The net loss in 2015 was significantly higher than the other years due to the loss on the settlement of the 2009 Notes; the loss is the difference between the market price of the stock in May of 2015 (when the 2009 Notes were converted) compared to the conversion price issued in 2009.  We had a working capital deficiency throughout the years of 2015 to 2010.  As of December 31, 2015 our stockholder’s deficiency was approximately $3,800,000 and cash used in operations was approximately $152,000 for the year ended December 31, 2015.  This raises substantial doubt about our ability to continue as a going concern.  Our ability to continue as a going concern is dependent on, among other things, our ability to raise additional capital and implement our business plan.  See "Risk Factors."  Our financial statements attached do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Critical Accounting Policies and Estimates

The discussion and analysis of INVO Bioscience’s financial condition presented in this section are based upon the audited consolidated financial statements of INVO Bioscience, which have been prepared in accordance with the generally accepted accounting principles in the United States.  During the preparation of the financial statements, INVO Bioscience is required to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an ongoing basis, INVO Bioscience evaluates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  A summary of significant accounting policies is included below.  Management believes that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about our operating results and financial condition.

Stock Based Compensation

The Company accounts for stock-based compensation under the provisions of ASC 718-10 Share-Based Payment (formerly SFAS 123R).  This statement requires the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.  That cost is recognized over the period in which the employee is required to provide service in exchange for the award, which is usually immediate but sometimes over a vesting period. Warrants granted to non-employees are recorded as an expense over the requisite service period based on the grant date estimated fair value of the grant, determined using the Black-Scholes option pricing model.

Revenue Recognition

The Company will recognize revenue on arrangements in accordance with Accounting Standards Codification 605-10 formerly Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” and No. 104, “Revenue Recognition.”  In all cases, revenue is recognized only when the product is shipped, the title, risks and rewards pass to the customer, the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.

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

Recent Accounting Pronouncements

In May 2016, FASB issued accounting standards update ASU-2016-12, Revenue from Contracts with Customers (Topic 606) – Narrow-Scope Improvements and Practical Expedients. The amendments do not change the core revenue recognition principle in Topic 606. The amendments provide clarifying guidance in certain narrow areas and add some practical expedients. These amendments are effective at the same time Topic 606 is effective. Topic 606 is effective for public entities for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein (i.e., January 1, 2018, for a calendar year entity). The Company is currently evaluating the impact of the adoption of ASU 2016-12 on the Company’s financial statements.

In March 2016, the Financial Accounting Standards Board (FASB) issued FASB Accounting Standards Update (ASU) 2016-09, “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”. The amendments in this update simplify several aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This ASU is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. We are currently evaluating the effect that the adoption of this standard will have on our financial statements.

In February 2016, the FASB issued FASB ASU 2016-02, “Leases (Topic 842)”. The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases. For operating leases, a lessee would be required to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in the statement of financial position. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. The accounting applied by a lessor is largely unchanged from that applied under previous GAAP. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. We are currently evaluating the effect that the adoption of this ASU will have on our financial statements.

In August 2014, the FASB issued Accounting Standards Update ASU 2014-15 “Presentation of Financial Statements Going Concern (Subtopic 205-40) – Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. This update provides guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. The amendments contained in this update are effective for public and nonpublic entities for annual periods ending after December 15, 2016. We are currently assessing the impact of the adoption of ASU 2014-15, and we have not yet determined the effect of the standard on our ongoing financial reporting.

There were various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company’s financial position, results of operations or cash flows.

Introduction

This Comprehensive Form 10-K includes, in a single filing, the business and financial information for the Company for the fiscal years ended December 31, 2015, 2014, 2013, 2012 and 2011. Therefore, this Management’s Discussion and Analysis provides an analysis of the annual financial condition and results of operations for each of the years ended December 31, 2015, 2014, 2013, 2012 and 2011. The Financial Statements and Supplementary Data include summarized quarterly financial condition and results of operations for each of the quarters ended March 31, June 30 and September 30, 2015, 2014, 2013, 2012 and 2011. This review should be read in conjunction with the Financial Statements and Supplementary Data, which are included in Item 8 of this comprehensive Form 10-K.

Results of Operations

Comparison of the years ended December 31, 2015 and 2014

Net Sales and Revenues

Net sales and revenues for year ended December 31, 2015 were approximately $12,000 compared to approximately $17,000 for the same period ended December 31, 2014. This is the continued result of the Company not having the financing to physically go in and support doctors in the markets we are currently serving.  Unfortunately, without proper funding we expect this trend to continue outside of the US until we have sales people dedicated to a region. We took some steps during 2014 to attempt to bolster sales from the US but that did not work out as planned.  We will continue to work with doctors who come to us and want to offer the INVO Procedure in their practices.

We expect to start to improve in 2016 since in November 2015 we received FDA clearance to start marketing, using the INVOcell Incubation System and began offering the INVO Procedure in the United States.

Cost of goods sold for 2015 were equal to 2014 at approximately $8,000 on less sales causing our cost of sales percentage to increase even higher to 67% from 46% in 2014.    This cost percent increase was the result of less items sold to spread the fixed overhead costs over. This cost of sales percent is not indicative of what we expect our costs to be as we move forward.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased over $1 million dollars in 2015 compared to 2014 to approximately $596,000 from approximately $1,690,000.   This was the result of a one-time 2014 non-cash expense where the Directors of the Company distributed 7 million shares of restricted stock grants to themselves resulting in a charge of approximately $1,050,000 for their service to INVO over the past 8 years without compensation. As in the previous years, only the required basic services have been cash based and we kept a tight control over spending.

The majority of the expenses incurred in 2015 back to 2011 were either paid for with restricted common stock grants or are still owed to some key partners who have been very supportive and willing to work with and wait for INVO Bioscience to be successful all these years.

Upon receiving FDA clearance in late 2015, we took the necessary steps to make improvements in the INVOcell’s labeling and instructions as guided by the FDA, and preparing our product to be marketed in the United States. Earlier in the year we reduced the sales and marketing expenses we started to incur in 2014. These items offset holding our non-compensation expenses in about the same amounts year over year.

Research and Development Expenses

The Company did not spend any funds on research and development ("R&D") in 2015 or 2014 as it believes its products are ready for market as is.  Our limited resources were devoted to basic corporate expenses and training new distributors and physicians. We do not anticipate any spending in R&D in the foreseeable future as we expect to continue to focus our resources on training new doctors on our current products and patent protection.

Interest Expense and Financing Fees

Interest expense and financing fees decreased  to approximately $32,000 in 2015 compared to the approximately $52,000  we incurred in 2014, This was the result of a majority of the 2009 noteholders converting their notes into restricted shares of common stock in the second quarter of 2015. The expense is the difference of the conversion price of the notes and  accrued interest compared to the market price on the day of the conversion.  See Notes 6 and 8 in the consolidated financial statements included herein.

Income Taxes

The Company had aggregate unused net operating losses at December 31, 2015 and 2014, of approximate $15,819,000 and $10,859,000, respectively, which expire at various times through 2035 and are subject to limitations of Section 382 of the Internal Revenue Code of 1986, as amended.  The deferred tax asset related to the net operating loss carry forward was approximately $6,328,000 and $4,344,000 at December 31, 2015 and 2014, respectively.

The Company has provided valuation reserves against the full amount of the net operating loss benefit, since in the opinion of management based upon the earning history of the Company, it is more likely than not that the benefits will not be realized.

Net Loss

The net loss for 2015 was approximately $4,959,000 as compared to a net loss of approximately $1,732,000 for 2014. The primary reason for the increase in net loss was due to finance charge the Company incurred as a result of a majority of the 2009 convertible note holders exercising their right to convert the notes and accrued interest into restricted shares of common stock.

Comparison of the years ended December 31, 2014 and 2013

Net Sales and Revenues

Net sales and revenues for 2014 were approximately $17,000 as compared to approximately $27,000 for the year ended December 31, 2013. This represented the continued result of the Company not having the financing to physically go in and support doctors in the markets we were then serving.

Cost of Goods Sold

Cost of goods sold for 2014 were approximately $8,000 or 46% of revenues as compared to approximately $11,000 or 39% of revenues in 2013. This percent increase was the result of having less items sold to spread the fixed overhead costs over.

Selling, General and Administrative Expenses

Selling, general and administrative expenses rose over $1 million dollars in 2014 compared to 2013 to approximately $1,690,000.  This increase was due to a non-cash expense as a result of the Board of Directors granting 7,000,000 shares of restricted common stock to directors and officers, resulting in a charge of approximately $1,050,000, for their services to INVO over the past seven years without compensation. As in 2014, in 2013 only the required basic services were cash based and we kept tight control over spending.    In 2014 clinical trial support and supplies along with regulatory costs, which totaled approximately $40,000, and legal expenses, which totaled approximately $20,000, were decreased as they were no longer required, and there was a $5,000 facilities expense reduction. These decreases were offset by non-cash sales and marketing consulting expenditures as we attempted to stimulate revenue.

Research and Development Expenses

The Company did not spend any funds on R&D in 2014 or 2013 as it believed its products were ready for market as they were.  Our limited resources were devoted to basic corporate expenses and training new distributors and physicians. We do not anticipate any spending in R&D in the foreseeable future as we continue to focus our resources on training new doctors on our current products and patent protection.

Interest Expense and Financing Fees

Interest expense and financing fees of approximately $52,000 remained the same   in 2014 compared   to 2013 as we had no change in the principal amount of our debt. See Notes 6 and 8 in the consolidated financial statements included herein.

Income Taxes

 The Company had aggregate unused net operating losses of approximately $10,859,000 and $9,127,000 at December 31, 2014 and 2013, respectively, which expire at various times through 2034 and are subject to limitations of Section 382 of the Internal Revenue Code of 1986, as amended.  The deferred tax asset related to the net operating loss carry forward at December 31, 2015 and 2014 was approximately $4,344,000 and $3,651,000 respectively.  The Company has provided valuation reserves against the full amount of the net operating loss benefit, since in the opinion of management based upon the earning history of the Company, it is more likely than not that the benefits will not be realized.

Net Loss

The net loss for 2014 was approximately $1,732,000 as compared to a net loss of approximately $760,000 for 2013. The primary reason for the increase in net loss was due to the approximately $1,000,000 common stock compensation expense incurred for the stock grants to the directors and officers.

Comparison of the years ended December 31, 2013 and 2012

Net Sales and Revenues

Net sales and revenues for 2013 were approximately $27,000 compared to approximately $56,000 for 2012, over a 50% decrease.   Our sales in 2013 were all internationally based and, without a sales or support person "in country" working with the doctor, some doctors chose not to offer the INVO procedure after the initial purchases.  The decrease in sales and revenue was due to not having sufficiently funded sales support.  We continued to work with doctors who came to us and indicated that they would like to offer the INVO procedure to their patients.

Cost of Goods Sold

Cost of goods sold was approximately $11,000, which as a percentage of revenues was about 39%, in 2013 as compared to approximately $21,000 or 27% in 2012.  This percentage increase was the result of less items being sold in 2013 over which to spread the fixed costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses in 2013 and 2012 were approximately $621,000  and approximately $588,000  respectively. Our cash position kept us continuing to keep a tight control over spending in 2013 and 2012, although there was a slight increase of selling, general and administrative expenses in 2013 of approximately $34,000 or 6%.  The increase in expenses was the result of a combination of items, including a reduction in legal defense fees of approximately $60,000 in 2013 offset by increases of approximately $33,000 in clinical supplies needed for the clinical trials and the stock grant to directors and officers aggregating approximately $60,000.

Research and Development Expenses

The Company did not spend any funds on R&D in 2013 or 2012 as it believed its products were ready for market as they were.  Our limited resources were devoted to sales activities and training new distributors and physicians. We did not anticipate any spending in R&D in the foreseeable future as we continued to focus our resources on training new doctors on our current products and patent protection.

Interest Expense and Financing Fees

Interest expense and financing fees (loss or gain in fair value of derivative liability) increased to approximately $156,000  in 2013 compared to approximately $114,000 in 2012.  The primary reason for this increase was that during 2013 our stock price continued to decline and therefore we recorded a non-cash financing liability loss related to the convertible loans with detachable warrants that the Company had issued to raise capital during 2009.  See Notes 6 and 8 in the consolidated financial statements included herein.

Income Taxes

The Company had aggregate unused net operating losses of approximate $9,127,000 and $8,366,000at December 31, 2013 and 2012, respectively, which expire at various times through 2033 and are subject to limitations of Section 382 of the Internal Revenue Code of 1986, as amended.  The deferred tax asset related to the net operating loss carry forwards was approximately $3,651,000 and $3,346,000 at December 31, 2013 and 2012, respectively.  The Company has provided valuation reserves against the full amount of the net operating loss benefit, since in the opinion of management based upon the earning history of the Company, it is more likely than not that the benefits will not be realized.

Net Loss

The net loss for 2013 was approximately $760,000 as compared to a net loss of approximately $666,000 for 2012. The primary reasons for the approximately $94,000 increase in our net loss for 2013 was due to lower sales resulting in a lower gross margin of approximately $18,000 on top of an approximately $34,000 increase selling, general and administrative expenses and an approximately $79,000  increase in derivative liability expenses.

Comparison of the years ended December 31, 2012 and 2011

Net Sales and Revenues

Net sales and revenues for 2012 were approximately $56,000 as compared to approximately $72,000 for 2011, a 21% decrease.   Our sales were all internationally based and, without a sales or support person "in country" working with the doctors trying the INVO procedure, some of the doctor’s interest waned.  In short, the decrease was due to not having sufficient funded sales support.  Nevertheless, we continued to work with doctors who come to us.

Cost of Goods Sold

Cost of goods sold in 2012 were approximately $21,000, a percentage of revenues of approximately 37%, as compared to approximately $18,000 or 25% in 2011.  This increase of costs of goods sold as a percentage of revenue was the result of less items sold in 2012 over which to spread the fixed costs.  We expected this trend to continue if revenues continued to decline due to not having appropriate sales support.

Selling, General and Administrative Expenses

Selling, general and administrative expenses in 2012 and 2011 were approximately $588,000  and approximately $757,777  respectively. Our limited cash resources forced us to keep a very tight reign over spending in 2012, resulting in a 23% decrease in such expenses in 2012.  The decrease in expenses were due to conscious reductions in spending in a number of areas. The officers all reduced their accrued salaries down to approximately $120,000 each, a reduction of approximately $80,000, spending related to investor awareness was reduced by approximately $18,000, audit fees were reduced by approximately $50,000, and clinical and regulatory fees were reduced by approximately $18,000.

Research and Development Expenses

The Company did not spend any funds on R&D in 2012 or 2011 as it believed that its products are ready for market as they were.  Our limited resources were devoted to sales activities and training new distributors and physicians. We did not anticipate any spending in R&D in the foreseeable future as we continued to focus our resources on training new doctors and patent protection.

Interest Expense and Financing Fees

Interest expense and financing fees (loss or gain in fair value of derivative liability, and value of derivative liability in excess of principal of note) changed slightly, increasing to approximately $114,000  in 2012 as compared to approximately $95,000 in 2011.  The primary reason was during 2012 our stock price continued to decline and thus we recorded a non-cash financing liability loss related to the convertible loans with detachable warrants that the Company had issued to raise capital during 2009.  See Notes 6 and 8 in the consolidated financial statements included herein.

Income Taxes

The Company had aggregate unused net operating losses of approximate $8,366,000 and $7,700,000 at December 31, 2012 and 2011, respectively, which expire at various times through 2032 and are subject to limitations of Section 382 of the Internal Revenue Code of 1986, as amended.  The deferred tax assets related to the net operating loss carry forward were approximately $3,346,000 and $3,080,000 at December 31, 2012 and 2011, respectively.  The Company has provided valuation reserves against the full amount of the net operating loss benefit, since in the opinion of management based upon the earning history of the Company, it is more likely than not that the benefits will not be realized.

Net Income (loss)

Net loss for 2012 was approximately $666,000 as compared to a net loss of approximately $797,000 for 2011. The primary reason for the approximately $132,000  improvement year over year was the decreases in selling, general and administrative expenses in 2012.

Liquidity and Capital Resources

As stated in previous filings, our lack of financial resources continues to be our major challenge.

As of December 31, 2015, we had approximately $492,000 in cash compared to approximately $19,000 at December 31, 2014.  Net cash used by operating activities in 2015 was approximately $152,000, as compared to net cash used by operating activities of approximately $19,000 for 2014.  The increase in net cash used was due to having funds available after investments in shares of our restricted common stock made by three key investors during the year.  In 2015 funds were used for patent protection, FDA related testing, audits and registrations, legal fees, and basic office support (such as rent, telephone and our website).  Since 2010, all current employees have continued to assist INVO Bioscience relating to its funding requirements by deferring their compensation.

As of December 31, 2014 and 2013 we had approximately $19,000 and $18,000 in cash, respectively.  Net cash used by operating activities in 2014 was approximately $19,000 as compared to net cash used by operating activities of approximately $60,000 for 2013.  The decrease in net cash used in 2014 was due to very limited funds being used only for patents and office support.

As of December 31, 2013, we had approximately $18,000 in cash as compared to approximately $7,000 cash at the end of in 2012.  Net cash used by operating activities in 2013 was approximately $60,000 as compared to net cash used by operating activities of approximately $43,000 for 2012.  The increase in net cash used was due to producing inventory, FDA testing requirements, legal costs, patent protection, regulatory registrations, and basic office support.

As of December 31, 2012, we had approximately $7,000 in cash as compared to approximately $400 at December 31, 2011.  Net cash used by operating activities in 2012 was approximately $43,000 as compared to net cash used by operating activities of approximately $118,000 for 2011.  The decrease in net cash used was due to having limited funds available for, and thus limiting spending for, protecting our patents, FDA testing requirements, travel for training, and clinical trials in 2012.   During 2011 cash was used for patent protection, regulatory registrations, audit fees, shareholder expenses, and basic office support.

No cash was used from 2011 to 2015 in investing activities.

During 2015 net cash provided by financing activities was $625,000, as we received $645,000 from three existing shareholders.  One shareholder exercised two warrants he received with his 2012 investments so as to contribute $120,000 in capital. One shareholder purchased $275,000 of restricted shares of common stock and the other shareholder purchased $250,000 of restricted shares of common stock. Offsetting these investments, $20,000 was used to make a payment on a promissory note owed to a related-party.

In 2014 net cash provided by financing activities was $20,000, which represented the purchase of restricted common stock by an existing shareholder.

During 2013 net cash provided by financing activities was approximately $71,000, which represented the purchase of restricted common stock by two existing shareholders.

Net cash provided by financing activities was $50,000 for 2012 as compared to approximately $106,000 for 2011.  During 2012 we received cash from the sale of our restricted common stock to two current investors in the amounts of $45,000 and $5,000, respectively. In 2011 the cash came from several different sources -- the sale of common stock to AGS Capital per our REF financing agreement for $6,000, the conversion of convertible notes into common stock by Asher Enterprises for $62,000, and the sale to a current investor of two short term 10% convertible notes for net of $35,000 and $10,000, respectively, all offset by $7,000 on the partial repayment of a related-party loan.

Our registered independent certified public accountants have stated in their report dated March 17, 2017, that we have generated negative cash outflows from operating activities, experienced recurring net operating losses, and are dependent on securing additional equity and debt financing to support our business efforts.  As reflected in their audit report, our registered independent certified public accountants indicated that these factors, among others, raise substantial doubt about our ability to continue as a going concern.

Our existing cash resources, cash flow from operations and short-term borrowings or from management will not provide adequate resources for supporting operations during fiscal 2016.  We had intended to achieve some funding through additional sales of our securities, including in connection with the $10 million REF from AGS Capital Group, LLC described elsewhere in this Annual Report on Form 10-K subject to certain conditions and limitations. As a result of, among other things, situations beyond our control in the marketplace, the stock price of our shares dropped over 70% and management decided not to exercise the REF. Management believed by utilizing the REF at the market price for that Company’s common stock at that time would significantly dilute its existing shareholder base   We continue to seek alternative funding to execute our business plan.  Although there can be no assurance that an additional source of funding will materialize, we currently believe that we will be able to obtain the funding we need to continue to grow our business.  However, if we do not raise additional capital in the near future we will have to further curtail our spending and downsize or cease our operations.

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

Item 7A.  Quantitative and Qualitative Disclosure about Market Risks

We are not required to provide this information as we are a smaller reporting company.

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
INVO Bioscience, Inc.
Medford, MA

We have audited the accompanying balance sheets of INVO Bioscience, Inc. as of December 31, 2015, 2014, 2013, 2012 and 2011 and the related statements of losses, statement of stockholders' deficit, and cash flows for each of the years ended December 31, 2015, 2014, 2013, 2012 and 2011. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on the financial statements based upon our audits

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of INVO Bioscience, Inc. at December 31, 2015, 2014, 2013, 2012 and 2011 and the results of its operations and its cash flows for each of the years ended December 31, 2015, 2014, 2013, 2012 and 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company had an accumulated deficit of $18 million as of December 31, 2015, and will require additional cash to fund and continue operations, which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Liggett & Webb, P.A.
Liggett & Webb, P.A.

March 17, 2017
New York, New York

INVO Bioscience, Inc.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,	December 31,	December 31,	December 31,
	2015	2014	2013	2012	2011
ASSETS
Current assets
Cash	$492,004	$18,626	$18,027	$7,194	$403
Accounts receivable, net	1,346	321	1,765	12,460	5,577
Inventory	65,420	62,455	65,571	53,874	59,519
Prepaid expense	-	-	-	3,051	2,179
Total current assets	558,770	81,402	85,363	76,579	67,678

Property and equipment, net	-	-	4,898	10,775	16,652

Other Assets:
Capitalized patents, net	21,016	26,649	32,282	37,915	43,548
Total other assets	21,016	26,649	32,282	37,915	43,548

Total assets	$579,786	$108,051	$122,543	$125,269	$127,878

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities
Accounts payable and accrued liabilities, including related parties	$1,025,510	$1,224,542	$1,149,662	$1,059,847	$950,181
Accrued Compensation	3,090,390	2,701,590	2,312,790	1,923,990	1,535,190
Note payable - related party	210,888	230,888	164,888	164,888	164,888
Convertible notes, net of debt discount of $0, $0, $0, $0, and $17,594 at December 31, 2015, 2014, 2013, 2012, and 2011, respectively.	10,000	310,000	310,000	310,000	322,406
Derivative liability	-	-	-	39,243	80,484
Total current liabilities	4,336,788	4,467,020	3,937,340	3,497,968	3,053,149

Total liabilities	4,336,788	4,467,020	3,937,340	3,497,968	3,053,149

Stockholder’s deficit
Preferred Stock, $.0001 par value; 100,000,000 shares authorized; No shares issued and outstanding as of December 31, 2015, 2014, 2013, 2012, or 2011.	-	-	-	-	-
Common Stock, $.0001 par value; 200,000,000 shares authorized; 137,085,646, 119,732,270, 111,402,270, 93,498,412, and 83,076,142 issued and outstanding as of December 31, 2015, 2014, 2013, 2012, and 2011, respectively.	13,708	11,973	11,140	9,350	8,308
Additional paid-in capital	12,048,006	6,488,527	5,301,060	4,984,269	4,766,285
Accumulated deficit	(15,818,716)	(10,859,469)	(9,126,997)	(8,366,318)	(7,699,864)
Total stockholder’s deficit	(3,757,002)	(4,358,969)	(3,814,797)	(3,372,699)	(2,925,271)

Total liabilities and stockholders’ deficit	$579,786	$108,051	$122,543	$125,269	$127,878

The accompanying notes are an integral part of these consolidated financial statements.

INVO Bioscience, Inc.
CONSOLIDATED STATEMENTS OF LOSSES

	For the Twelve	For the Twelve	For the Twelve	For the Twelve	For the Twelve
	Months Ended	Months Ended	Months Ended	Months Ended	Months Ended
	December 31,	December 31,	December 31,	December 31,	December 31,
	2015	2014	2013	2012	2011

Revenue	$11,689	$16,588	$27,063	$56,377	$71,503
Cost of goods sold:	7,810	7,682	10,584	20,880	17,912

Gross Margin	3,879	8,906	16,479	35,497	53,591

Selling, general and administrative expenses	598,953	1,689,482	621,712	587,796	756,717
Total operating expenses	598,953	1,689,482	621,712	587,796	756,717

Loss from operations	(595,074)	(1,680,576)	(605,233)	(552,299)	(703,126)

Other (Income) Expenses:
Loss (Gain) on settlement of debt	4,332,155	-	-	(3,244)	(1,886)
Loss (Gain) in fair value of derivative liability	-	-	103,550	24,489	(94,455)
Value of derivative liability in excess of principal of note	-	-	-	-	34,970
Interest expense	32,018	51,896	51,896	92,910	155,716
Total other ( income) expenses	4,364,173	51,896	155,446	114,155	94,345

Loss before income taxes	(4,959,247)	(1,732,472)	(760,679)	(666,454)	(797,471)

Provisions for income taxes	-	-	-	-	-

Net Loss	$(4,959,247)	$(1,732,472)	$(760,679)	$(666,454)	$(797,471)

Basic net loss per weighted average shares of common stock	$(0.04)	$(0.02)	$(0.01)	$(0.01)	$(0.01)

Diluted net loss per weighted average shares of common stock	$(0.04)	$(0.02)	$(0.01)	$(0.01)	$(0.01)

Basic weighted average number of shares of common stock	128,567,615	112,672,160	107,055,085	89,061,776	78,656,439

Diluted weighted average number of shares of common stock	128,567,615	112,672,160	107,055,085	89,061,776	78,656,439

The accompanying notes are an integral part of these consolidated financial statements.

INVO Bioscience, Inc.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
For the Period January 1, 2011 to December 31, 2015

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance, December 31, 2010	74,536,286	7,454	4,413,030	(6,902,393)	(2,481,909)

Common stock issued for cash in January 2011	400,000	40	6,640	-	6,680
Common stock issued for convertible note January 2011	938,864	94	45,987	-	46,081
Common stock issued for convertible note February 2011	1,163,637	116	48,977	-	49,093
Common stock issued for services in March 2011	128,333	13	3,837	-	3,850
Common stock issued for services in April 2011	458,000	46	15,194	-	15,240
Common stock issued for services in June 2011	310,413	31	9,281	-	9,312
Common stock issued for services in September 2011	410,000	41	8,159	-	8,200
Common stock issued for convertible note September 2011	1,703,197	170	49,581	-	49,751
Fair value of beneficial conversion feature of convertible note paid in cash	-	-	11,012	-	11,012
Common stock issued for cash in October 2011	142,406	14	3,537	-	3,551
Common stock issued for convertible note & interest October 2011	2,685,006	269	48,176	-	48,445
Common stock issued for services in October 2011	200,000	20	3,980	-	4,000
Additional credit received from service provider for common stock previously issue for services	-	-	98,894	-	98,894
Net loss for the twelve months ended December 31, 2011	-	-	-	(797,471)	(797,471)
Balance, December 31, 2011	83,076,142	8,308	4,766,285	(7,699,864)	(2,925,271)

Common stock issued for convertible note January 2012	1,846,154	185	69,969	-	70,154
Common stock issued for convertible note February 2012	1,854,701	185	46,473	-	46,658
Common stock issued for cash in June 2012	750,000	75	29,925	-	30,000
Common stock issued for services in June 2012	3,592,308	359	35,564	-	35,923
Common stock issued for cash September 2012	250,000	25	14,975	-	15,000
Common stock issued for services in December 2012	1,629,107	163	16,128	-	16,291
Common stock issued for cash in December 2012	500,000	50	4,950	-	5,000
Net loss for the twelve months ended December 31, 2012	-	-	-	(666,454)	(666,454)
Balance, December 31, 2012	93,498,412	9,350	4,984,269	(8,366,318)	(3,372,699)

Common stock issued for cash in February 2013	250,000	25	14,975	-	15,000
Common stock issued for employee services in February 2013	12,000,000	1,200	58,800	-	60,000
Common stock issued for cash in March 2013	42,858	4	746	-	750
Common stock issued for cash in April 2013	375,000	37	14,963	-	15,000
Common stock issued for services in April 2013	1,036,000	104	22,934	-	23,038
Common stock issued for services in June 2013	1,200,000	120	11,880	-	12,000
Common stock issued for cash in July 2013	750,000	75	14,925	-	15,000
Common stock issued for services in July 2013	1,000,000	100	9,900	-	10,000
Common stock issued for cash in December 2013	1,250,000	125	24,875	-	25,000
Reclassify fair value of derivative liability related to warrants upon debt conversion	-	-	91,096	-	91,096
Reclassify fair value of derivative liability to equity upon debt conversion	-	-	51,697	-	51,697
Net loss for the twelve months ended December 31, 2013	-	-	-	(760,679)	(760,679)
Balance, December 31, 2013	111,402,270	11,140	5,301,060	(9,126,997)	(3,814,797)

Common stock issued for cash in November 2014	400,000	40	19,960	-	20,000
Common stock issued for services in November 2014	930,000	93	118,207	-	118,300
Common stock issued for employee services in November 2014	7,000,000	700	1,049,300	-	1,050,000
Net Profit (loss), for the quarter ended December 31, 2014	-	-	-	(1,732,472)	(1,732,472)
Balance, December 31, 2014	119,732,270	11,973	6,488,527	(10,859,469)	(4,358,969)

Common stock issued for cash in February 2015	125,000	13	24,987	-	25,000
Common stock issued for convertible notes & interest May 2015	12,470,900	1,247	4,823,648	-	4,824,895
Common stock issued for warrant conversion in June 2015	750,000	75	59,925	-	60,000
Common stock issued for warrant conversion in Sept 2015	1,000,000	100	59,900	-	60,000
Common stock issued for services in October 2015	119,000	11	53,537	-	53,548
Common stock issued for cash in October 2015	1,000,000	100	499,900	-	500,000
Common stock issued for services in December 2015	1,888,476	189	37,581	-	37,770
Net loss for the twelve months ended December 31, 2015	-	-	-	(4,959,247)	(4,959,247)
Balance, December 31, 2015	137,085,646	13,708	12,048,006	(15,818,716)	(3,757,002)

The accompanying notes are an integral part of these consolidated financial statements.

INVO Bioscience, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Twelve	For the Twelve	For the Twelve	For the Twelve	For the Twelve
	Months Ended	Months Ended	Months Ended	Months Ended	Months Ended
	December 31,	December 31,	December 31,	December 31,	December 31,
	2015	2014	2013	2012	2011

Cash flows from operating activities:
Net loss	$(4,959,247)	$(1,732,472)	$(760,679)	$(666,454)	$(797,471)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
(Gain) Loss on settlement of debt	4,332,155	-	-	(3,244)	(1,886)
Excess value of warrant liability	-	-	-	23,096	-

Non-cash compensation issued for services	91,318	1,168,300	105,039	52,214	36,602
(Gain) Loss from the revaluation of derivative liability	-	-	103,550	24,489	(94,455)
Fair value of derivative liability in excess of principal	-	-	-	-	34,970
Accretion of convertible debt discount	-	-	-	17,594	101,844
Depreciation and amortization	5,633	10,531	11,510	11,510	21,353
Changes in assets and liabilities:
Receivables	(1,025)	1,444	10,695	(6,883)	10,129
Inventory	(2,965)	3,116	(11,697)	5,645	9,753
Prepaid expenses and other current assets	-	-	3,051	(872)	(239)
Accounts payable and accrued expenses	(6,291)	140,880	89,815	110,896	89,344
Accrued compensation	388,800	388,800	388,800	388,800	472,277
Net cash (used in) operating activities	(151,622)	(19,401)	(59,916)	(43,209)	(117,779)

Cash flows from financing activities:
Repayment from demand note payable	-	-	-	-	-
Principal payments on loans payable to related parties	(20,000)	-	-	-	(7,074)
Principal payments on notes payable	-	-	-	-	(25,000)
Proceeds from convertible notes payable	-	-	-	-	127,500
Proceeds from the sale of common stock	645,000	20,000	70,749	50,000	10,231
Net cash provided by financing activities	625,000	20,000	70,749	50,000	105,657

Increase in cash and cash equivalents	473,378	599	10,833	6,791	(12,122)

Cash and cash equivalents at beginning of period	18,626	18,027	7,194	403	12,525

Cash and cash equivalents at end of period	$492,004	$18,626	$18,027	$7,194	$403

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Interest	$-	$-	$-	$-	$-

Taxes	$-	$-	$-	$-	$-

Non-cash investing and financing activities:

Common stock issued upon note payable and accrued interest conversion	$4,824,895	$-	$-	$116,812	$193,370

Note payable issued for settlement of trade payables	$-	$66,000	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

INVO BIOSCIENCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014, 2013, 2012, and 2011

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

We believe that the INVO procedure will make infertility treatment more readily available throughout the world.  The INVO procedure is significantly less costly than conventional IVF.  The INVOcell device and INVO procedure facilitates conception and embryo development inside the woman’s body, rather than in a dish in a laboratory, which is an attractive feature for most couples.

Through December 31, 2015, we have generated minimal revenues, have incurred significant expenses and have sustained losses.  Consequently, our operations are subject to all the risks inherent in the establishment of a new business enterprise.

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

On November 3, 2015, the Company issued a press release reporting the U.S. Food and Drug Administration (“FDA”) has granted the Company’s de novo request for the INVOcell to allow the marketing, sale and use in the United States.

With CE Marking, the Company possess the necessary regulatory authority to distribute its product in the European Economic Area (Includes: The European Union, Canada, Australia, and New Zealand); we can also distribute in India, Africa and most parts of South America and the Middle East.

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

The Company accounted for the transaction as a recapitalization and the Company is the surviving entity.  In connection with the share exchange, Emy’s shareholders retained 14,937,500 shares.  Effective with the Agreement, all previously outstanding shares of Common Stock owned by the Company’s shareholders were exchanged for an aggregate of 38,307,500 shares of Emy’s common stock.  Effective with the Agreement, Emy’s changed its name to INVO Bioscience, Inc.

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

INVO BIOSCIENCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014, 2013, 2012, and 2011

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

(D) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.  The Company had the following amounts of cash and cash equivalents on its balance sheets:

December 31,
2015	2014	2013	2012	2011
$492,004	$18,626	$18,027	$7,194	$403

(E) Inventory

Inventories consist of work in process (WIP) and finished products and are stated at the lower of cost or market; using the first-in, first-out (FIFO) method as a cost flow convention.

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

(H) Loss Per Share

Basic loss per share calculations are computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include securities or other contracts to issue common stock that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the years ended December 31, 2015, 2014, 2013, 2012, and 2011, as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

	Twelve Months Ended December 31,
	2015	2014	2013	2012	2011
Loss to common shareholders (Numerator)	$(4,959,247)	$(1,732,472)	$(760,679)	$(666,454)	$(797,471)
Basic and diluted weighted-average number of common shares outstanding (Denominator)	128,567,615	112,670,160	107,055,085	89,061,776	78,656,439

INVO BIOSCIENCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014, 2013, 2012, and 2011

The Company has excluded the following dilutive securities from the calculation of fully-diluted shares outstanding because the result would have been anti-dilutive:

	Twelve Months Ended December 31,
	2015	2014	2013	2012	2011
Effect of dilutive common stock equivalents:
Warrants	-	1,750,000	7,316,667	7,516,667	7,033,334
Convertible notes and interest	3,239,180	7,751,663	7,142,996	6,534,330	10,009,111
Total	3,239,180	9,501,663	14,459,663	14,050,997	17,042,445

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

(L) Concentration of Credit Risk

Cash includes amounts deposited in financial institutions in excess of insurable Federal Deposit Insurance Corporation (FDIC) limits. At times throughout the year, the Company may maintain cash balances in certain bank accounts in excess of FDIC limits. The Company had cash balances in excess of FDIC limits in the following amounts:

December 31,
2015	2014	2013	2012	2011
$292,004	$-	$-	$-	$-

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

INVO BIOSCIENCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014, 2013, 2012, and 2011

(N) Long- Lived Assets

Long-lived assets and certain identifiable assets related to those assets are periodically reviewed for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable.  If the non-discounted future cash flows of the enterprise are less than their carrying amount, their carrying amounts are reduced to the fair value and an impairment loss recognized.  There was no impairment recorded from January 5, 2007 (inception) to December 31, 2015.

(O) Research and Development

The Company accounts for research and development costs in accordance with the ASC 730-10 “Accounting for Research and Development Costs” (SFAS 2).  Research and development costs include expenses incurred by the Company for research, design and development of our proprietary technology and are charged to operations as incurred.  Accordingly, internal research and development costs are expensed as incurred.  The Company did not have any expenditures for research and product development in the year of 2010 through 2015.

(P) Reclassifications

Certain reclassifications have been made in prior year’s financial statements to conform to classifications used in the current year.

(Q) Recent Accounting Pronouncements

In May 2016, FASB issued accounting standards update ASU-2016-12, Revenue from Contracts with Customers (Topic 606) – Narrow-Scope Improvements and Practical Expedients. The amendments do not change the core revenue recognition principle in Topic 606. The amendments provide clarifying guidance in certain narrow areas and add some practical expedients. These amendments are effective at the same time Topic 606 is effective. Topic 606 is effective for public entities for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein (i.e., January 1, 2018, for a calendar year entity). The Company is currently evaluating the impact of the adoption of ASU 2016-12 on the Company’s financial statements.

In March 2016, the Financial Accounting Standards Board (FASB) issued FASB Accounting Standards Update (ASU) 2016-09, “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”. The amendments in this update simplify several aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This ASU is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. We are currently evaluating the effect that the adoption of this standard will have on our financial statements.

In February 2016, the FASB issued FASB ASU 2016-02, “Leases (Topic 842)”. The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases. For operating leases, a lessee would be required to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in the statement of financial position. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. The accounting applied by a lessor is largely unchanged from that applied under previous GAAP. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. We are currently evaluating the effect that the adoption of this ASU will have on our financial statements.

In August 2014, the FASB issued Accounting Standards Update ASU 2014-15 “Presentation of Financial Statements Going Concern (Subtopic 205-40) – Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. This update provides guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. The amendments contained in this update are effective for public and nonpublic entities for annual periods ending after December 15, 2016. We are currently assessing the impact of the adoption of ASU 2014-15, and we have not yet determined the effect of the standard on our ongoing financial reporting.

There were various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company’s financial position, results of operations or cash flows.

INVO BIOSCIENCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014, 2013, 2012, and 2011
NOTE 2	GOING CONCERN

The Company commenced operations in December 2008.  In During the year ended December 31, 2015, the Company had a net loss of $4,959,247 and cash used in operations $151,622.    At December 31, 2015, the Company had a working capital deficiency of $3,778,018 and a stockholder deficiency of $3,757,002.  This raises substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.

NOTE 3	INVENTORY

The Company had inventory in the following amounts:

	December 31,
	2015	2014	2013	2012	2011

Work in Process	$31,997	$31,997	$31,997	$46,266	$41,480
Finished Goods	33,423	30,458	33,574	7,608	18,039
Total Inventory	$65,420	$62,455	$65,571	$53,874	$59,519

NOTE 4	PROPERTY AND EQUIPMENT

The estimated useful lives and accumulated depreciation for furniture, equipment and software are as follows:

Estimated Useful Life
Molds	3 to 7 years
Computers and Software	3 to 5 years

	December 31,
	2015	2014	2013	2012	2011
Manufacturing Equipment - Molds	$35,263	$35,263	$35,263	$35,263	$35,263
Less: Accumulated Depreciation	(35,263)	(35,263)	(30,365)	(24,488)	(18,611)
Network / IT Equipment	7,595	7,595	7,595	7,595	7,595
Less: Accumulated Depreciation	(7,595)	(7,595)	(7,595)	(7,595)	(7,595)
Total Property and Equipment, net	$-	$-	$4,898	$10,775	$16,652

INVO BIOSCIENCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014, 2013, 2012, and 2011

The Company recorded depreciation expense as follows:

Twelve Months Ended December 31,
2015	2014	2013	2012	2011
$-	$4,898	$5,877	$5,877	$7,775

NOTE 5	PATENTS

The company capitalizes the initial expense related to establishing the patent by country and then amortizes the expense over the life of the patent, typically 20 years.  It then expenses annual filing fees to maintain the patents.  The Company regularly reviews the value of the patent in the market place in proportion to the expense it must spend to maintain the patent.

The Company has recorded the following patent costs:

	December 31,
	2015	2014	2013	2012	2011
Patent Costs	$77,743	$77,743	$77,743	$77,743	$77,743
Less: Accumulated Depreciation	(56,727)	(51,094)	(45,461)	(39,828)	(34,195)
Patent Costs, net	$21,016	$26,649	$32,282	$37,915	$43,548

The Company recorded amortization expense as follows:

Twelve Months Ended December 31,
2015	2014	2013	2012	2011
$5,633	$5,633	$5,633	$5,633	$13,578

In 2011, the decision was made to not to pay the renewal fees and expedite the amortization of the original patent which expired in 2012.  It was also decided to not spend its limited funds in defending the INVO Block patent as it only has value to the Company. The Company continues to pay the annual renewal fees on its active patents.

Estimated amortization expense as of December 31, 2015 is as follows:

Years ended December 31,
2016	$4,536
2017	4,536
2018	4,536
2019	4,536
2020 and thereafter	2,872
Total	$21,016

INVO BIOSCIENCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014, 2013, 2012, and 2011

NOTE 6	CONVERTIBLE NOTES

Bridge Notes

During 2009, the Company issued senior secured convertible notes (“Bridge Notes”) payable to investors in the aggregate amount of $545,000.  The Bridge Notes carry interest rates ranging between 10-12% and were due in full one year from the date of issuance and are past due.  Both the Bridge Notes and the accrued interest thereon are convertible into Restricted Common Stock of the Company at a conversion price of $0.10 per share (the “Original Conversion Price”).  If the Company were to issue any new shares of common stock within 24 months of the date of the Bridge Notes at a price below the Original Conversion Price, then the conversion price of the Bridge Notes would be adjusted to reflect the new lower price; see note 8.  In addition to the Bridge Notes, the Company issued warrants to purchase 5,750,000 shares of the Company’s Common Stock at a price of $0.20 per share as of the date of this filing. All the warrants have expired.  The Company valued the conversion feature of the Bridge Notes and the warrants issued via the Black-Scholes valuation method.  The total fair value calculated for the conversion feature was $1,473,710; $151,826 was allocated to discount on the Bridge Notes, and $1,341,884 was charged to operations.   The total fair value calculated for the warrants was $1,719,666; $393,174 was allocated to discount on the Bridge Notes, and $1,326,492 was charged to operations. The aggregate discount on the Bridge Notes for the conversion feature and the warrants was $545,000, and the aggregate amount charged to operations was $2,668,371 which was recorded as a derivative liability on the Company’s consolidated balance sheet.

In November and December 2009, principal in the aggregate amount of $235,000 of the Bridge Notes was  converted into shares of Common Stock and the fair value of the derivative liability was recalculated and reduced to $108,000 with adjustments to revaluation expense of $486,000.  The remaining discount of $545,000 was amortized to interest expense over the original one-year term of the Bridge Notes using the effective interest method; as of September 30, 2010 the full amount has been amortized.

In July 2010, INVO Bioscience reached an agreement with one of the investors who had converted his bridge notes into shares to cancel those related 1,750,000 shares and the corresponding 1,750,000 warrants and apply the proceeds to the open subscription receivable balance he carried with the company.

In May 2015, the Company negotiated the conversion of certain of the Bridge Notes and accrued interest into shares of common stock.  The Company negotiated these conversions at a price lower than the conversion price stated in the original Bridge Note documents because the Bridge Notes were past due.  These conversions were treated as a restructure of debt on the Company’s financial statements for the twelve months ended December 31, 2015.  $300,000 of the Bridge Notes and accrued interest were converted into 12,470,900 shares of restricted common stock resulting in a loss on debt settlement in the amount of $6,632,279.

Q2 Notes
In April and May, 2010, the Company issued convertible notes (“Q2 Notes”) payable to investors in the aggregate amount of $90,000.  The Q2 Notes carried an 8% interest rate and are due in full nine months from the date of issuance.  The Q2 Notes were convertible into Common Stock of the Company starting 90 days after the issuance date until maturity or when paid whichever is later.  The conversion price is variable, based on a fifty percent discount per share on the average of the three lowest trading prices for the ten trading days ending one trading day prior to the date the conversion notice is sent to the Company, subject to adjustments. The Company valued the conversion feature of the Q2 Notes via the Black-Scholes valuation method.  The total fair value calculated for the conversion was $55,900, which was recorded as a derivative liability on the Company’s balance sheet.  Of this amount, $25,900 was allocated to the discount on the Q2 Notes and $30,000 was charged to operations.

During the twelve months ended December 31, 2010, Q2 Note principal in the amount of $55,500 was converted to 2,370,147 shares of common stock.

INVO BIOSCIENCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014, 2013, 2012, and 2011

During the twelve months ended December 31, 2011, Q2 Notes principal and accrued interest were converted to common stock as follows:

- On January 3, 2011, Q2 Note principal in the amount of $4,500 and accrued interest in the amount of $2,400 were converted at a price of $0.016 per share into 431,250 shares of common stock, resulting in a loss on debt settlement in the amount of $4,161;

- On January 18, 2011, Q2 Note principal in the amount of $10,000 was converted at a price of $0.0197 into 507,614 shares of common stock, resulting in a gain on debt settlement in the amount of $1,883;

- On February 15, 2011, Q2 Note principal in the amount of $12,000 was converted at a price of $0.0198 into 606,061 shares of common stock, resulting in a gain on debt settlement in the amount of $2,256;

- On February 23, 2011, Q2 Note principal in the amount of $8,000 and accrued interest in the amount of $1,200 were converted at a price of $0.0165 per share into 557,576 shares of common stock, resulting in a loss on debt settlement in the amount of $38.

During the year ended December 31, 2011, the total aggregate Q2 Note conversion of $34,500 of principal and $3,600 of accrued interest at a weighted-average price of $0.0181 per share into 2,102,501 shares of common stock.  The net loss on settlement of debt for the year was $60.  At December 31, 2011, principal balance of the Q2 Notes was $0.

Q111 Note

In March 2011, the Company issued a new convertible note (“Q111 Note”) payable to Asher Enterprises in the amount of $37,500.  The Q111 Note carries an 8% interest rate and is due in full nine months from the date of issuance.  The Q111 Note is convertible into Common Stock of the Company starting 180 days after the issuance date until maturity or when paid whichever is later.  The conversion price is variable, based on a fifty percent discount per share on the average of the three lowest trading prices for the ten trading days ending one trading day prior to the date the conversion notice is sent to the Company, subject to adjustments. The Company valued the conversion feature derivative liability of this note via the Black-Scholes valuation method.  The total fair value calculated for the conversion was approximately $25,400, which was recorded as a derivative liability and was allocated as a discount to the note on the Company’s balance sheet.  During the twelve months ended December 31, 2011, Q111 Note principal and accrued interest were converted to common stock as follows:

- On September 16, 2011, Q111 Note principal in the amount of $8,000 was converted at a price of $0.0119 per share into 672,269 shares of common stock, resulting in a gain on debt settlement in the amount of $1,797;

- On September 26, 2011, Q111 Note principal in the amount of $10,000 was converted at a price of $0.0097 per share into 1,030,928 shares of common stock, resulting in a gain on debt settlement in the amount of $1,630;

- On October 10, 2011, Q111 Note principal in the amount of $9,500 and was converted at a price of $0.0084 per share into 1,130,952 shares of common stock, resulting in a gain on debt settlement in the amount of $321;

- On October 20, 2011, Q111 Note principal in the amount of $10,000 and accrued interest in the amount of $1,500 was converted at a price of $0.0074 per share into 1,554,054 shares of common stock, resulting in a loss on debt settlement in the amount of $1,803.

During the year ended December 31, 2011, the total aggregate Q111 Note conversion of $37,500 of principal and $1,500 of accrued interest at a weighted-average price of $0.0089 per share into 4,388,203 shares of common stock.  The net gain on settlement of debt for the Q111 Note conversions was $1,946.   At December 31, 2011, principal balance of the Q111 Notes was $0.

INVO BIOSCIENCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014, 2013, 2012, and 2011

Q311 Note

In July 2011, the Company issued a new convertible note (“Q311 Note”) payable to Asher Enterprises in the amount of $30,000.  The Q311 Note carries an 8% interest rate and is due in full nine months from the date of issuance.  The Q 111 Note is convertible into Common Stock of the Company starting 180 days after the issuance date until maturity or when paid whichever is later.  The conversion price is variable, based on a fifty percent discount per share on the average of the three lowest trading prices for the ten trading days ending one trading day prior to the date the conversion notice is sent to the Company, subject to adjustments. The Company valued the conversion feature derivative liability of this note via the Black-Scholes valuation method.  The total fair value calculated for the conversion was $18,685, which was recorded as a derivative liability and was allocated as a discount to the note on the Company’s balance sheet.

During the twelve months ended December 31, 2012, the Q311 Note and accrued interest were converted to common stock as follows:

- On January 30, 2012, Q311 Note principal in the amount of $12,000 was converted at a price of $0.0065 per share into 1,846,154 shares of common stock, resulting in a gain on debt settlement in the amount of $427;

- On February 2, 2012, Q311 Note principal in the amount of $10,000 was converted at a price of $0.0117 per share into 854,701 shares of common stock, resulting in a gain on debt settlement in the amount of $4,211;

- On February 8, 2012, Q311 Note principal in the amount of $8,000 and accrued interest in the amount of $1,200 were converted at a price of $0.0092 per share into 1,000,000 shares of common stock, resulting in a loss on debt settlement in the amount of $1,394.

During the year ended December 31, 2012, the total Q311 Note conversions transactions resulted in the conversion of $30,000 of principal and $1,200 of accrued interest at a weighted-average price of $0.0084 per share into 3,700,855 shares of common stock, resulting in a net gain on settlement of debt for the year in the amount of $3,244.

Principal balances of the Convertible Notes were as follows:

	December 31,
	2015	2014	2013	2012	2011
Bridge Notes	$10,000	$310,000	$310,000	$310,000	$310,000

Q111 Note	-	-	-	-	-

Q311 Note	-	-	-	-	30,000

Total	$10,000	$310,000	$310,000	$310,000	$340,000

Discount	-	-	-	-	(17,594)

Net	$10,000	$310,000	$310,000	$310,000	$322,406

Interest expense on the Convertible Notes was charged to operations as represented in the following table:

	Twelve Months Ended December 31,
	2015	2014	2013	2012	2011
Accrued Interest	$14,286	$34,200	$34,200	$34,513	$37,234
Amortization of Discount	-	-	-	17,594	44,901
Total interest expense - Convertible Notes Payable	$14,286	$34,200	$34,200	$52,107	$82,135

INVO BIOSCIENCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014, 2013, 2012, and 2011

NOTE 7	NOTE PAYABLE AND OTHER RELATED PARTY TRANSACTIONS

On September 18, 2008, the Company entered into a related party transaction with Dr. Claude Ranoux.  Dr. Ranoux was then the President, Director and Chief Scientific Officer of the Company; as of the date of this filing he is a Director.  Dr. Ranoux had loaned funds to the Company to sustain its operations since January 5, 2007 (inception).  Dr. Ranoux’s total original cumulative investment as of December 31, 2008 was $96,462, as of December 31, 2015 it is $21,888 (“the Principal Amount”) in INVO Bioscience.  On March 26, 2009, the Company and Dr. Ranoux agreed to re-write the agreement to a non-convertible note payable bearing interest at 5% per annum, the term of the note had been extended, and has been extended a couple of additional times, the current repayment date is October 31, 2018.  The Company and Dr. Ranoux can jointly decide to repay the loan earlier without prepayment penalties.  During the twelve months ended December 31, 2015, $20,000 was repaid on the principal of the loan.

On March 5, 2009, the Company entered into a related party transaction with Kathleen Karloff, the Chief Executive Officer and a Director of the Company.  Ms. Karloff provided a short-term loan in the amount of $75,000 bearing interest at 5% per annum to the Company to fund operations.  In May 2009, Ms. Karloff loaned to the Company an additional $13,000, making her total cumulative loan $88,000 as of December 31, 2011.  This note was due on September 15, 2009, which has since been extended a few times to its current date of October 31, 2018.   During the twelve months ended December 31, 2014, Ms. Karloff loaned the Company an additional $66,000 at an interest rate of 0% by entering into a note payable agreement in satisfaction of expenses incurred by her for amounts previously advanced to the Company. This note currently has the same expiration date as the others which is October 31, 2018.

On December 28, 2009 James Bowdring, the brother of Director Robert Bowdring invested $100,000 acquiring 666,667 shares of restricted common stock.  In April 2011, the Company issued a new short term convertible note (“Q211 Note”) payable to James Bowdring in the amount of $50,000.  The Q211 Note carries a 10% interest rate and is due in full, two months from the date of issuance.  The note was past due and is partially still open, as of this date the balance is $25,000. The Q211 Note is convertible into Common Stock of the Company at a conversion price of $0.03 per share, subject to adjustments.  In addition to the Q211 Note, the Company issued warrants to purchase 1,666,667 shares of the Company’s Common Stock at a price of $0.03 per share, as of this date the warrants have expired.  The Company valued the Q211 Note’s warrants issued as consideration for the notes payable via the Black-Scholes valuation method.  The total fair value calculated for the conversion was approximately $39,500, and for the warrants was approximately $45,500 both of which were recorded as a derivative liability on the Company’s balance sheet.  In September 2011, the Company made a principal payment on the Q211 Note in the amount of $25,000.

In November 2011, the Company issued a new convertible note (“Q411 Note”) payable to James Bowdring in the amount of $10,000.  The Q411 Note carries a 10% interest rate and is due in full, two months from the date of issuance.  The Q411 Note is convertible into Common Stock of the Company at a conversion price of $0.01 per share, subject to adjustments.  In addition to the Q411 Note, the Company issued warrants to purchase 500,000 shares of the Company’s Common Stock at a price of $0.02 per share, as of this date the warrants have expired.  The Company valued the Bridge Note’s warrants issued as consideration for the notes payable via the Black-Scholes valuation method.  The total fair value calculated for the conversion option was $2,345, and for the warrants was $4,076 both of which were recorded as a derivative liability on the Company’s balance sheet.

In Other Related Party Transactions, we have been renting our corporate office from Forty Four Realty Trust which is owned by James Bowdring, the brother of Director, Robert Bowdring since November 2012. It is a month to month rental arrangement for less than the going fair market real estate rental rate. We have been paying $4,800 annually since 2012. In addition the Company purchases stationary supplies and marketing items at discounted rates from Superior Printing & Promotions which is also owned by James Bowdring and is in the same building as our corporate office. INVO Bioscience spent $5,000 with Superior during 2015.

INVO BIOSCIENCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014, 2013, 2012, and 2011

Principal balances of the Related Party loans were as follows:

	December 31,
	2015	2014	2013	2012	2011
Claude Ranoux Note	$21,888	$41,888	$41,888	$41,888	$41,888

James Bowdring – Q211 Note	25,000	25,000	25,000	25,000	25,000

James Bowdring- Q411 Note	10,000	10,000	10,000	10,000	10,000

Kathleen Karloff Note	154,000	154,000	88,000	88,000	88,000

Total	$210,888	$230,888	$164,888	$164,888	$164,888

Interest expense on the Related Party loans was charged to operations as represented in the following table:

	December 31,
	2015	2014	2013	2012	2011

Accrued interest - Related Party Notes	$20,195	$20,195	$20,195	$20,210	$17,270
Amortization of discount	-	-	-	-	56,941
Total interest expense – related parties	$20,195	$20,195	$20,195	$20,210	$74,211

Accounts payable and accrued liabilities balances include expenses reports for Ms. Karloff, Dr. Ranoux and Mr. Bowdring for expenses they paid for personally related to travel or normal business expenses and are represented in the following table:

	December 31,
	2015	2014	2013	2012	2011

Accounts payable and accrued liabilities	$68,002	$114,376	$109,138	$100,742	$96,598

NOTE 8	DERIVATIVE LIABILITY

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

INVO BIOSCIENCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014, 2013, 2012, and 2011

The following table represents the amount of derivative liability on the Company’s balance sheets:

	December 31,
	2015	2014	2013	2012	2011
Value of derivative liability attributed to warrants	$-	$-	$-	$31,447	$32,537

Value of derivative liability attributed to conversion options	-	-	-	7,796	47,947

Total value of derivative liabilities	$-	$-	$-	$39,243	$80,484

The Company valued the anti-dilution provisions of the convertible notes and warrants using the Black-Scholes valuation model using the following assumptions:

For the twelve months ended December 31,
	2015		2014		2013	2012	2011
Expected volatility	N/A	%	N/A	%	231.09 to 303.04%	155.37 to 260.26%	142.59 to 170.58%
Expected life (years)	N/A		N/A		0.41 to 2.46	0.19 to 3.07	0.08 to 4.00
Risk free interest rate	N/A	%	N/A	%	0.04 to 0.11%	0.05 to 0.41%	0.06 to 0.17%
Forfeiture rate	N/A		N/A		-	-	-
Dividend rate	N/A		N/A		-	-	-

NOTE 9	STOCKHOLDERS’ EQUITY

Twelve Months Ended December 31, 2011

In January 2011, we issued 400,000 shares to AGS Capital Group LLC for shares they purchased under our Reserve Equity Financing Agreement with them for a value of $6,680, these funds were used to pay patent annuities.

In January 2011, Asher Enterprises requested the conversion of $14,500 of its convertible notes (Q2 Notes) and $2,400 of accrued interest with the Company and 938,864 shares of Common Stock were issued. These shares were exempt from registration pursuant to Section (4)(2) of the Securities Act.  The Company recorded a loss on settlement of debt in the amount of $2,278 with regard to this transaction.

In February 2011, Asher Enterprises requested the conversion of $20,000 of its convertible notes (Q2 Notes) and $1,200 of accrued interest with the Company and 1,163,637 shares of Common Stock were issued. These shares were exempt from registration pursuant to Section (4)(2) of the Securities Act.  .  The Company recorded a gain on settlement of debt in the amount of $2,218 with regard to this transaction.

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

INVO BIOSCIENCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014, 2013, 2012, and 2011

In September 2011, Asher Enterprises requested the conversion of $18,000 of its convertible note (Q111 Note) with the Company and 1,703,197 shares of Common Stock were issued. These shares were exempt from registration pursuant to Section (4)(2) of the Securities Act.  The Company recorded a gain on settlement of debt in the amount of $3,427 with regard to this transaction.

In October 2011, the Company issued an aggregate of 142,406 shares of Common Stock to a current investor for cash in the amount of $3,551.

In October 2011, Asher Enterprises requested the conversion of the balance of its convertible note (Q111 Note) with the Company in the amount of $19,500 plus accrued interest in the amount of $1,500, and 2,685,006 shares of Common Stock were issued. These shares were exempt from registration pursuant to Section (4)(2) of the Securities Act.  The Company recorded a loss on settlement of debt in the amount of $1,482 with regard to this transaction.

In October 2011, the Company issued an aggregate of 200,000 shares of Common Stock for accounting and filing services and for payment of outstanding expenses having a value of $4,000.

In December 2011, the Company received an additional credit in the amount of $98,894 from a service provider for common stock previously issue for services.

Twelve Months Ended December 31, 2012

In January 2012, Asher Enterprises requested the conversion of principal of its convertible note (Q311 Note) with the Company in the amount of $12,000, and 1,846,154 shares of Common Stock were issued.  The Company recorded a gain on settlement of debt in the amount of $427 with regard to this transaction.

In February 2012, Asher Enterprises requested the conversion of principal of its convertible note (Q311 Note) with the Company in the amount of $10,000, and 854,701 shares of Common Stock were issued. .The Company recorded a gain on settlement of debt in the amount of $4,211 with regard to this transaction.

In February 2012, Asher Enterprises requested the conversion of principal of its convertible note (Q311 Note) with the Company in the amount of $8,000 and accrued interest in the amount of $1,200, and 1,000,000 shares of Common Stock were issued.  The Company recorded a loss on settlement of debt in the amount of $1,394 with regard to this transaction.

In June 2012, the Company sold 750,000 shares of common stock and warrants to purchase an additional 750,000 shares of common stock at a price of $0.08 per share for cash in the amount of $30,000.

In June 2012, the Company issued 3,592,308 shares of common stock with a fair value of $35,923 to service providers.

In September 2012, the Company sold 250,000 shares of common stock and warrants to purchase an additional 1,000,000 shares of common stock at a price of $0.20per share for cash in the amount of $15,000.

In December 2012, the Company issued 1,629,107 shares of common stock with a fair value of $16,291 to service providers.

In December 2012, the Company sold 500,000 shares of common stock for cash of $5,000.

Twelve Months Ended December 31, 2013

In February 2013, the Company sold 250,000 shares of common stock for cash of $15,000.

In February 2013, the Company issued 12,000,000 shares of common stock with a fair value of $60,000 to employees for services.

In March 2013, the Company sold 42,858 shares of common stock for cash of $750.

In April 2013, the Company sold 375,000 shares of common stock for cash of $15,000.

INVO BIOSCIENCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014, 2013, 2012, and 2011

In April 2013, the Company issued 1,036,000 shares of common stock with a fair value of $23,038 to service providers.

In April 2013, the Company issued 1,200,000 shares of common stock with a fair value of $12,000 to service providers.

In July 2013, the Company sold 750,000 shares of common stock for cash of $15,000.

In July 2013, the Company issued 1,000,000 shares of common stock with a fair value of $10,000 to service providers.

In July 2013, the Company sold 1,250,000 shares of common stock for cash of $25,000.

Twelve Months Ended December 31, 2014

In November 2014, the Company sold 400,000 shares of common stock for cash of $20,000.

In November 2014, the Company issued 930,000 shares of common stock with a fair value of $118,300 to service providers.

In November 2014, the Company issued 7,000,000 shares of common stock with a fair value of $1,050,000 to employees for services.

Twelve Months Ended December 31, 2015

In February 2015, the Company sold 125,000 shares of common stock for cash of $25,000.

In May 2015, investors requested the conversion of principal of convertible notes (Bridge Notes) with the Company in the amount of $300,000 and accrued interest and 12,470,900 shares of Common Stock were issued.  The Company recorded a loss on settlement of debt in the amount of $6,632,279 with regard to this transaction.

In June 2015, the Company issued 750,000 shares of common stock for cash proceeds of $60,000 pursuant to the exercise of warrants by an investor.

In September 2015, the Company issued 1,000,000 shares of common stock for cash proceeds of $60,000 pursuant to the exercise of warrants by an investor.

In October 2015, the Company issued 119,000 shares of common stock with a fair value of $53,548 to service providers.

In October 2015, the Company sold 1,000,000 shares of common stock for cash of $500,000.

In December 2015, the Company issued 1,888,476 shares of common stock with a fair value of $37,770 to service providers.

INVO BIOSCIENCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014, 2013, 2012, and 2011

NOTE 10	STOCK OPTIONS AND WARRANTS

Stock Options

As of December 31, 2015, 2014, 2013, 2012, and 2011, the Company does not have any committed and unissued stock options.

Warrants

The following tables summarize the significant terms of warrants outstanding at the periods indicated. These warrants were granted in lieu of cash compensation for services performed or financing expenses in connection with placement of convertible debentures and sale of Common Stock shares. As of the date of this filing the Company does not have any warrants outstanding.

Warrants Outstanding			Warrants Exercisable
		Weighted			Weighted
		Average	Weighted		Average
		Remaining	Average		Remaining
Exercise	Number	Contractual	Exercise	Number	Contractual
Prices	Outstanding	Life (years)	Price	Exercisable	Life (years)
$0.02	500,000	2.86	$0.02	500,000	2.86
$0.03	1,666,667	2.27	$0.03	1,666,667	2.27
$0.08	-	-	$0.08	-	-
$0.10	300,000	2.69	$0.10	300,000	2.69
$0.20	3,900,000	2.26	$0.20	3,900,000	2.26
$0.30	666,667	0.98	$0.30	666,667	0.98
Total 12/31/2011	7,033,334	2.20	$0.15	7,033,334	2.20

Warrants Outstanding			Warrants Exercisable
		Weighted			Weighted
		Average	Weighted		Average
		Remaining	Average		Remaining
Exercise	Number	Contractual	Exercise	Number	Contractual
Prices	Outstanding	Life (years)	Price	Exercisable	Life (years)
$0.02	500,000	1.85	$0.02	500,000	1.85
$0.03	1,666,667	1.27	$0.03	1,666,667	1.27
$0.08	750,000	2.45	$0.08	750,000	2.45
$0.10	300,000	1.69	$0.10	300,000	1.69
$0.20	4,300,000	1.81	$0.20	4,300,000	1.81
$0.30	-	-	$0.30	-	-
Total 12/31/2012	7,516,667	1.75	$0.13	7,516,667	1.75

Warrants Outstanding			Warrants Exercisable
		Weighted			Weighted
		Average	Weighted		Average
		Remaining	Average		Remaining
Exercise	Number	Contractual	Exercise	Number	Contractual
Prices	Outstanding	Life (years)	Price	Exercisable	Life (years)
$0.02	500,000	0.85	$0.02	500,000	0.85
$0.03	1,666,667	0.27	$0.03	1,666,667	0.27
$0.08	750,000	1.45	$0.08	750,000	1.45
$0.10	300,000	0.69	$0.10	300,000	0.69
$0.20	4,100,000	0.88	$0.20	4,100,000	0.88
$0.30	-	-	$0.30	-	-
Total 12/31/2013	7,316,667	0.79	$0.13	7,316,667	0.79

INVO BIOSCIENCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014, 2013, 2012, and 2011

Warrants Outstanding			Warrants Exercisable
		Weighted			Weighted
		Average	Weighted		Average
		Remaining	Average		Remaining
Exercise	Number	Contractual	Exercise	Number	Contractual
Prices	Outstanding	Life (years)	Price	Exercisable	Life (years)
$0.02	-	-	$0.02	-	-
$0.03	-	-	$0.03	-	-
$0.08	750,000	0.45	$0.08	750,000	0.45
$0.10	-	-	$0.10	-	-
$0.20	1,000,000	0.71	$0.20	1,000,000	0.71
$0.30	-	-	$0.30	-	-
Total 12/31/2014	1,750,000	0.60	$0.15	1,750,000	0.60

Warrants Outstanding			Warrants Exercisable
		Weighted			Weighted
		Average	Weighted		Average
		Remaining	Average		Remaining
Exercise	Number	Contractual	Exercise	Number	Contractual
Prices	Outstanding	Life (years)	Price	Exercisable	Life (years)
$0.02	-	-	$-	-	-
$0.03	-	-	$-	-	-
$0.08	-	-	$-	-	-
$0.10	-	-	$-	-	-
$0.20	-	-	$-	-	-
$0.30	-	-	$-	-	-
Total 12/21/2015	-	-	$-	-	-

Transactions involving warrants are summarized as follows:

		Weighted-
	Number of	Average Price
	Shares	per Share
Outstanding at December 31, 2010	4,866,667	$0.21
Granted	2,166,667	0.028
Exercised	-	-
Cancelled or Expired	-	-
Outstanding at December 31, 2011	7,033,334	$0.15
Granted	1,750,000	0.0149
Exercised	-	-
Cancelled or Expired	(1,266,667)	-
Outstanding at December 31, 2012	7,516,667	$0.013
Granted	-	-
Exercised	-	-
Cancelled or Expired	(200,000)	0.20
Outstanding at December 31, 2013	7,316,667	$0.13
Granted	-	-
Exercised	-	-
Cancelled or Expired	(5,566,667)	0.14
Outstanding at December 31, 2014	1,750,000	$0.15
Granted	-	-
Exercised	(1,750,000)	0
Cancelled or Expired	-	-
Outstanding at December 31, 2015	-	$-

INVO BIOSCIENCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014, 2013, 2012, and 2011

In April 2011, the Company issued warrants to purchase 1,666,667 shares of common stock at a price of $0.03 per share to investors pursuant to the Q211 Note transaction (see Note 7). In November 2011, the Company issued warrants to purchase 500,000 shares of common stock at a price of $0.02 per share to investors pursuant to the Q411 Note transaction (see Note 7).

In June 2012, the Company issued warrants to purchase 750,000 shares of common stock at a price of $0.08 per share to investors pursuant to a sale of common stock (see Note 9). In September 2012, the Company issued warrants to purchase 1,000,000 shares of common stock at a price of $0.20 per share to investors pursuant to a sale of common stock (see Note 9).

The estimated value of the compensatory warrants granted to non-employees in exchange for financing expenses was determined using the Black-Scholes pricing model and the following assumptions:

	For the twelve months ended December 31,
	2015		2014		2013	2012	2011
Expected volatility	N/A	%	N/A	%	231.09 to 303.04%	214.73 to 260.26%	142.59 to 170.58%
Expected life (years)	N/A		N/A		0.50	0.19 to 0.50	0.08 to 1.00
Risk free interest rate	N/A	%	N/A	%	0.04 to 0.11%	0.05 to 0.16%	0.06 to 0.17%
Forfeiture rate	N/A		N/A		-	-	-
Dividend rate	N/A		N/A		-	-	-

NOTE 11	FAIR VALUE MEASUREMENTS

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

As a result of the adoption of ASC 815-40, the Company is required to disclose the fair value measurements required by ASC 820, “Fair Value Measurements and Disclosures.”  The other liabilities recorded at fair value in the balance sheet as of December 31, 2015, 2014, 2013, 2012, and 2011 are categorized based upon the level of judgment associated with the inputs used to measure their fair value.  Hierarchical levels, defined by ASC 820 are directly related to the amount of subjectivity associated with the inputs to fair valuations of these liabilities are as follows:

Level 1 —	Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date;

Level 2 —	Inputs other than Level 1 inputs that are either directly or indirectly observable; and

Level 3 —	Unobservable inputs, for which little or no market data exist, therefore requiring an entity to develop its own assumptions.

The following table summarizes the financial liabilities measured at fair value on a recurring basis as of the dates indicated,  segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

December 31, 2011:				Liabilities
	Level 1	Level 2	Level 3	at fair value
Derivative liability	-	-	$80,484	$80,484

December 31, 2012:				Liabilities
	Level 1	Level 2	Level 3	at fair value
Derivative liability	-	-	$39,243	$39,243

December 31, 2013:				Liabilities
	Level 1	Level 2	Level 3	at fair value
Derivative liability	-	-	-	$-

INVO BIOSCIENCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014, 2013, 2012, and 2011

December 31, 2014:				Liabilities
	Level 1	Level 2	Level 3	at fair value
Derivative liability	-	-	-	$-

December 31, 2015:				Liabilities
	Level 1	Level 2	Level 3	at fair value
Derivative liability	-	-	-	$-

Warrant and conversion option derivative liability — these instruments consist of certain of our warrants with anti-dilution provisions, and conversion options embedded in convertible notes payable.  These instruments were valued using pricing models, which incorporate the Company’s stock price, volatility, U.S. risk free rate, dividend rate and estimated life.

The following is a summary of changes in fair value of the derivative and warrant liability for which Level 3 inputs were used in determining fair value:

	Warrants	Conv Op	Total
Balance at January 1, 2011	$130,824	$37,731	$168,555
Issued	49,536	86,015	135,551
Revalued	(147,823)	53,368	(94,455)
Note paid	-	(11,012)	(11,012)
Note converted	-	(118,155)	(118,155)
Balance at December 31, 2011	$32,537	$47,947	$80,484
Issued	23,126	-	23,126
Revalued	(24,216)	48,705	24,489
Note paid	-	-	-
Note converted	-	(88,856)	(88,856)
Balance at December 31, 2012	$31,447	$7,796	$39,243
Issued		-	-
Revalued	59,649	43,901	103,550
Note paid	-	-	-
Note converted	-	-	-
Charged to APIC	(91,096)	(51,697)	(142,793)
Balance at December 31, 2013	$-	$-	$-
Issued	-	-	-
Revalued	-	-	-
Note paid	-	-	-
Note converted	-	-	-
Balance at December 31, 2014	$-	$-	$-
Issued	-	-	-
Revalued	-	-	-
Note paid	-	-	-
Note converted	-	-	-
Balance at December 31, 2015	$-	$-	$-

NOTE 12	INCOME TAXES

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

INVO BIOSCIENCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014, 2013, 2012, and 2011

The Company’s total deferred tax liabilities, deferred tax assets, and deferred tax asset valuation allowances are as of December 31 are as follows:

	December 31,
	2015	2014	2013	2012	2011
Total deferred tax assets	$6,327,000	$4,343,000	$3,651,000	$3,346,000	$3,080,000

Less valuation allowance	(6,327,000)	(4,343,000)	(3,651,000)	(3,346,000)	(3,080,000)

Net deferred tax asset	$-	$-	$-	$-	$-

Those amounts have been presented in the company’s financial statements as of December 31, as follows:

December 31,
	2015	2014	2013	2012	2011
Noncurrent deferred tax asset	$-	$-	$-	$-	$-

Current deferred tax liability	-	-	-	-	-

Net deferred tax asset (liability)	$-	$-	$-	$-	$-

The company has a loss carry forward of $ 15,819,000 that may be offset against future taxable income.  Substantially all of the carry forwards expire in 2030.

Income tax provision (benefit) consists of the following components:

December 31,
	2015	2014	2013	2012	2011
Noncurrent deferred tax asset	$-	$-	$-	$-	$-

Current deferred tax liability	-	-	-	-	-

Net deferred tax asset (liability)	$-	$-	$-	$-	$-

Realization of deferred tax assets is dependent on future earnings, if any, the timing and amount of which is uncertain.  Those amounts are therefore presented on the Company’s balance sheets as a non-current asset.  Utilization of the net operating loss carry forwards may be subject to substantial annual limitations, which may result in the expiration of net operating loss carry forwards before utilization.

NOTE 13	COMMITMENTS AND CONTINGENCIES

A)	Operating Leases

In January 2011, the Company entered into a month to month rental agreement with Highland- March Executive Suites within its current location at the Cummings Center for the space and services it requires.

In November 2012, INVO Bioscience entered into a below market, month to month rental agreement with Forty Four Realty Trust with for the space it requires.  Forty Four Realty Trust is owned by investor James Bowdring, the brother of Director Robert Bowdring.

INVO BIOSCIENCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014, 2013, 2012, and 2011

B)	Litigation

INVO Bioscience, Inc., and two of its directors have been, since 2010, defending litigation brought by investors in an alleged predecessor of INVO Bioscience, Inc. On March 24, 2010, INVO Bioscience, Inc. (meaning also its corporate affiliate Bio-X-Cell, Inc.), Claude Ranoux, and Kathleen Karloff were served an Amended Complaint, the original of which was filed on December 31, 2009 at the Suffolk Superior Court Business Litigation Session by two terminated employees of Medelle Corporation, who are also attorneys, and a former investor in and creditor of Medelle Corporation. These plaintiffs allege various claims of wrongdoing relating to the sale of assets of Medelle to Dr. Ranoux. Plaintiffs claim that Dr. Ranoux, Ms. Karloff, and Medelle Corporation (and therefore INVO Bioscience as an alleged successor corporation) violated alleged duties owed to plaintiffs in connection with the sale.

Dr. Ranoux, Ms. Karloff, and INVO Bioscience have challenged these allegations, which they believe are baseless. The transfer of the assets of Medelle was professionally handled by an independent third party, after approval by the Medelle Board of Directors, representing a majority of its shareholders. Medelle’s Board voted to proceed with an assignment for the benefit of creditors (AFBC) and gave complete authority to the President & CEO at that time (neither Dr. Ranoux nor Ms. Karloff) to work with the third-party assignee and to get the best possible price for those assets. The third party was responsible for notifying all the appropriate parties and for filing notices in various professional publications and newspapers of Medelle’s intention to sell its assets. The third party also contacted numerous large medical device and bio-pharma companies to learn if they would be interested in acquiring the assets. After a private sale was deemed unlikely, the assignee of the assets elected to proceed with a sealed-bid auction of the assets. On the day of the auction, Dr. Ranoux submitted the only bid and was awarded the assets, upon full payment.

During 2010, Dr. Ranoux, Ms. Karloff, and INVO Bioscience filed Motions to Dismiss as to all claims, pursuant to M.R.Civ. P. 12(b)(6). In a written Decision rendered on November 12, 2010, the judge dismissed all claims against INVO, Bio X Cell, and Ms. Karloff, and also dismissed the claims against Dr. Ranoux alleging civil conspiracy and breach of M.G.L. c. 93A. The judge denied Dr. Ranoux’s motion to dismiss the remaining breach of fiduciary duty and fraud claims. The plaintiffs allege in their Amended Complaint that Dr. Ranoux committed fraud by failing to inform them of the details of the Medelle auction.

The claims against Dr. Ranoux that survived the November 2010 dismissal order were submitted to binding arbitration. On February 15, 2013, the mutually-agreed arbitrator ruled in favor of Dr. Ranoux in a 122-paragraph award. The award held that Dr. Ranoux did not withhold information about the auction of Medelle’s assets and expressed doubt that the plaintiffs would have invested the resources necessary to make a beneficial use of the assets. The arbitrator’s award then was confirmed by the Superior Court on August 21, 2013. The Superior Court’s confirmation of the award was affirmed on appeal on October 20, 2013 by the Massachusetts Appeals Court. The Massachusetts Supreme Judicial Court then denied further appellate review.

On October 27, 2016, the Suffolk County Superior Court converted the November 2010 order of dismissal into a final judgment dismissing all claims against all defendants.

Plaintiffs have filed a second appeal on November 28, 2016, challenging the order of dismissal from November, 2010. Plaintiffs have not challenged the dismissal of Ms. Karloff, leaving claims against Medelle (and INVO, as Medelle’s alleged successor) and Dr. Ranoux.

INVO Bioscience, Inc. and Dr. Ranoux intend a vigorous opposition to the current appeal, consistent with their previous positions that no breach of duty occurred in the sale of Medelle’s assets.

From time to time, the Company may be involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

C)	Employee Agreements

The Company had employment agreements for officers, executives and employees of the Company in place. The agreements have since expired and have not been renewed as the Company has not had the proper funds to meet its commitment but has continued to accrue amounts annually for the work that has been performed.  The employees and directors are continuing to work based on good faith and belief in the Company and the INVOcell product.

INVO BIOSCIENCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014, 2013, 2012, and 2011

D)	Consulting Agreements

The Company has a verbal agreement beginning in March, 2013 with its former CFO, Robert Bowdring, who is currently a Director, to assist where necessary in the financial and administrative areas of the Company for compensation to be equivalent to the others working in the organization.

The Company had an agreement beginning in August, 2011 with an Advisory Board Member who assisted the Company in its sales and marketing areas for stock compensation.   This members’ agreement was not renewed in September 2016 when it expired.

NOTE 14	SUBSEQUENT EVENTS

A)	Common Stock Issued

In May 2016, the Company issued 3,511,000 shares of common stock with a fair value of $1,264,000 to employees, consultants and interns for services.

In March 2017, the Company issued 196,000 restricted shares of common stock with a fair value of $60,000 to consultants for services rendered.

In March 2017, an investor converted the principal of his convertible note (Bridge Notes) with the Company in the amount of $10,000 and accrued interest, 341,000 restricted shares of Common Stock were issued.

B)	Legal

On October 27, 2016, the Suffolk County Superior Court converted the November 2010 order of dismissal into a final judgment dismissing all claims against all defendants, INVO Bioscience, Inc. (also its subsidiary Bio-X-Cell, Inc.), Claude Ranoux, and Kathleen Karloff.    Plaintiffs have filed a second appeal on November 28, 2016, challenging the order of dismissal from November, 2010. Plaintiffs have not challenged the dismissal of Ms. Karloff, leaving claims against Medelle (and INVO, as Medelle’s alleged successor) and Dr. Ranoux.

INVO Bioscience, Inc. and Dr. Ranoux intend a vigorous opposition to the current appeal, consistent with their previous positions that no breach of duty occurred in the sale of Medelle’s assets. For more information see note 13, Litigation.

INVO BIOSCIENCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014, 2013, 2012, and 2011

NOTE 15	QUARTERLY FINANCIAL INFORMATION (Unaudited)

INVO BIOSCIENCE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	June 30,	March 31,
	2015	2015	2015
ASSETS
Current assets
Cash	$114,561	$79,623	$24,471
Accounts receivable net	1,346	321	2,134
Inventory	60,851	61,038	61,896
Prepaid expense	-	-	-
Total current assets	176,758	140,982	88,501

Property and equipment, net	-	-	-

Other Assets:
Capitalized patents, net	22,424	23,832	25,240
Total other assets	22,424	23,832	25,240

Total assets	$199,182	$164,814	$113,741

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities
Accounts payable and accrued liabilities, including related parties	$1,069,298	$1,068,936	$1,252,690
Accrued Compensation	2,993,190	2,895,990	2,798,790
Note payable - related party	230,888	230,888	230,888
Convertible notes	10,000	10,000	310,000
Derivative liability	-	-	-
Total current liabilities	4,303,376	4,205,814	4,592,368

Total liabilities	4,303,376	4,205,814	4,592,368

Stockholder's deficit
Preferred Stock, $.0001 par value; 100,000,000 shares authorized; No shares issued and outstanding.	-	-	-
Common Stock, $.0001 par value; 200,000,000 shares authorized; 134,078,170, 133,078,170, and 119,857,270 issued and outstanding as of September 30, 2015, June 30, 2015, and March 31, 2015, respectively.	13,408	13,308	11,986
Additional paid-in capital	11,456,988	11,397,087	6,513,514
Accumulated deficit	(15,574,590)	(15,451,395)	(11,004,127)
Total stockholder's deficit	(4,104,194)	(4,041,000)	(4,478,627)

Total liabilities and stockholders' deficit	$199,182	$164,814	$113,741

INVO BIOSCIENCE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	June 30,	March 31,
	2014	2014	2014
ASSETS
Current assets
Cash	$6,274	$8,634	$7,256
Accounts receivable net	3,757	1,927	9,188
Inventory	62,996	63,799	64,078
Prepaid expense	-	-	-
Total current assets	73,027	74,360	80,522

Property and equipment, net	490	1,959	3,429

Other Assets:
Capitalized patents, net	28,057	29,465	30,874
Total other assets	28,057	29,465	30,874

Total assets	$101,574	$105,784	$114,825

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities
Accounts payable and accrued liabilities, including related parties	$1,192,904	$1,176,595	$1,162,063
Accrued Compensation	2,604,390	2,507,190	2,409,990
Note payable - related party	230,888	230,888	164,888
Convertible notes	310,000	310,000	310,000
Derivative liability	-	-	-
Total current liabilities	4,338,182	4,224,673	4,046,941

Total liabilities	4,338,182	4,224,673	4,046,941

Stockholder's deficit
Preferred Stock, $.0001 par value; 100,000,000 shares authorized; No shares issued and outstanding.	-	-	-
Common Stock, $.0001 par value; 200,000,000 shares authorized; 111,402,270 issued and outstanding as of September 30, 2014, June 30, 2014, and March 31, 2014.	11,140	11,140	11,140
Additional paid-in capital	5,301,060	5,301,060	5,301,060
Accumulated deficit	(9,548,808)	(9,431,089)	(9,244,316)
Total stockholder's deficit	(4,236,608)	(4,118,889)	(3,932,116)

Total liabilities and stockholders' deficit	$101,574	$105,784	$114,825

INVO BIOSCIENCE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	June 30,	March 31,
	2013	2013	2013
ASSETS
Current assets
Cash	$7,501	$2,275	$687
Accounts receivable net	(485)	1,627	3,977
Inventory	67,903	52,259	52,537
Prepaid expense	-	16,064	13,592
Total current assets	74,919	72,225	70,793

Property and equipment, net	6,367	7,836	9,306

Other Assets:
Capitalized patents, net	33,690	35,098	36,507
Total other assets	33,690	35,098	36,507

Total assets	$114,976	$115,159	$116,606

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities
Accounts payable and accrued liabilities, including related parties	$1,111,692	$1,096,671	$1,082,502
Accrued Compensation	2,215,590	2,118,390	2,021,190
Note payable - related party	164,888	164,888	164,888
Convertible notes	310,000	310,000	310,000
Derivative liability	156,246	79,685	137,654
Total current liabilities	3,958,416	3,769,634	3,716,234

Total liabilities	3,958,416	3,769,634	3,716,234

Stockholder's deficit
Preferred Stock, $.0001 par value; 100,000,000 shares authorized; No shares issued and outstanding.	-	-	-
Common Stock, $.0001 par value; 200,000,000 shares authorized; 110,152,270, 108,402,270, and 105,791,270 issued and outstanding as of September 30, 2014, June 30, 2014, and March 31, 2014, respectively.	11,015	10,840	10,579
Additional paid-in capital	5,133,392	5,108,567	5,058,790
Accumulated deficit	(8,987,847)	(8,773,882)	(8,668,997)
Total stockholder's deficit	(3,843,440)	(3,654,475)	(3,599,628)

Total liabilities and stockholders' deficit	$114,976	$115,159	$116,606

INVO BIOSCIENCE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	June 30,	March 31,
	2012	2012	2012
ASSETS
Current assets
Cash	$27,690	$31,459	$887
Accounts receivable net	4,628	6,898	10,681
Inventory	56,407	56,929	58,145
Prepaid expense	-	541	1,082
Total current assets	88,725	95,827	70,795

Property and equipment, net	12,244	13,714	15,183

Other Assets:
Capitalized patents, net	39,323	40,731	42,140
Total other assets	39,323	40,731	42,140

Total assets	$140,292	$150,272	$128,118

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities
Accounts payable and accrued liabilities, including related parties	$1,024,084	$995,983	$964,051
Accrued Compensation	1,826,790	1,729,590	1,632,390
Note payable - related party	164,888	164,888	164,888
Convertible notes	310,000	310,000	310,000
Derivative liability	165,455	75,387	108,987
Total current liabilities	3,491,217	3,275,848	3,180,316

Total liabilities	3,491,217	3,275,848	3,180,316

Stockholder's deficit
Preferred Stock, $.0001 par value; 100,000,000 shares authorized; No shares issued and outstanding.	-	-	-
Common Stock, $.0001 par value; 200,000,000 shares authorized; 91,369,305, 91,119,305, and 86,776,997 shares issued and outstanding as of September 30, 2012, June 30, 2012, and March 31, 2012, respectively.	9,137	9,112	8,678
Additional paid-in capital	4,963,191	4,948,216	4,882,727
Accumulated deficit	(8,323,253)	(8,082,904)	(7,943,603)
Total stockholder's deficit	(3,350,925)	(3,125,576)	(3,052,198)

Total liabilities and stockholders' deficit	$140,292	$150,272	$128,118

INVO BIOSCIENCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three	For the Nine	For the Three	For the Six	For the Three
	Months Ended	Months Ended	Months Ended	Months Ended	Months Ended
	September 30,	September 30,	June 30,	June 30,	March 31,
	2015	2015	2015	2015	2015

Revenue	$2,513	$11,689	$5,551	$9,176	$3,625
Cost of goods sold:	4,412	6,154	(466)	1,742	2,208

Gross Margin	(1,899)	5,535	6,017	7,434	1,417

Selling, general and administrative expenses	116,865	363,582	113,457	246,717	133,260
Total operating expenses	116,865	363,582	113,457	246,717	133,260

Loss from operations	(118,764)	(358,047)	(107,440)	(239,283)	(131,843)

Other (Income) Expenses:
Loss on settlement of debt	-	4,332,155	4,332,155	4,332,155	-
(Gain) Loss in fair value of derivative liability	-	-	-	-	-
Value of derivative liability in excess of principal of note	-	-	-	-	-
Interest expense	4,431	24,919	7,673	20,488	12,815
Total other ( income) expenses	4,431	4,357,074	4,339,828	4,352,643	12,815

Loss before income taxes	(123,195)	(4,715,121)	(4,447,268)	(4,591,926)	(144,658)

Provisions for income taxes	-	-	-	-	-

Net Loss	$(123,195)	$(4,715,121)	$(4,447,268)	$(4,591,926)	$(144,658)

Basic net loss per weighted average shares of common stock	$(0.00)	$(0.04)	$(0.04)	$(0.04)	$(0.00)

Diluted net loss per weighted average shares of common stock	$(0.00)	$(0.04)	$(004)	$(0.04)	$(0.00)

Basic weighted average number of shares of common stock	133,241,213	126,253,467	125,580,775	122,701,684	119,790,603

Diluted weighted average number of shares of common stock	133,241,213	126,253,467	125,580,775	122,701,684	119,790,603

INVO BIOSCIENCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three	For the Nine	For the Three	For the Six	For the Three
	Months Ended	Months Ended	Months Ended	Months Ended	Months Ended
	September 30,	September 30,	June 30,	June 30,	March 31,
	2014	2014	2014	2014	2014

Revenue	$4,753	$16,588	$2,162	$11,835	$9,673
Cost of goods sold:	1,899	6,274	1,749	4,375	2,626

Gross Margin	2,854	10,314	413	7,460	7,047

Selling, general and administrative expenses	107,522	393,280	174,237	285,758	111,521
Total operating expenses	107,522	393,280	174,237	285,758	111,521

Loss from operations	(104,668)	(382,966)	(173,824)	(278,298)	(104,474)

Other (Income) Expenses:
Loss on settlement of debt	-	-	-	-	-
(Gain) Loss in fair value of derivative liability	-	-	-	-	-
Value of derivative liability in excess of principal of note	-	-	-	-	-
Interest expense	13,051	38,845	12,949	25,794	12,845
Total other ( income) expenses	13,051	38,845	12,949	25,794	12,845

Loss before income taxes	(117,719)	(421,811)	(186,773)	(304,092)	(117,319)

Provisions for income taxes	-	-	-	-	-

Net Loss	$(117,719)	$(421,811)	$(186,773)	$(304,092)	$(117,319)

Basic net loss per weighted average shares of common stock	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Diluted net loss per weighted average shares of common stock	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic weighted average number of shares of common stock	111,402,970	111,402,970	111,402,270	111,402,270	111,402,270

Diluted weighted average number of shares of common stock	111,402,970	111,402,970	111,402,270	111,402,270	111,402,270

INVO BIOSCIENCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three	For the Nine	For the Three	For the Six	For the Three
	Months Ended	Months Ended	Months Ended	Months Ended	Months Ended
	September 30,	September 30,	June 30,	June 30,	March 31,
	2013	2013	2013	2013	2013

Revenue	$297	$12,198	$3,625	$11,901	$8,276
Cost of goods sold:	1,074	5,193	1,674	4,119	2,445

Gross Margin	(777)	7,005	1,951	7,782	5,831

Selling, general and administrative expenses	123,576	472,686	151,856	349,110	197,254
Total operating expenses	123,576	472,686	151,856	349,110	197,254

Loss from operations	(124,353)	(465,681)	(149,905)	(341,328)	(191,423)

Other (Income) Expenses:
Loss on settlement of debt	-	-	-	-	-
(Gain) Loss in fair value of derivative liability	76,561	117,003	(57,969)	40,442	98,411
Value of derivative liability in excess of principal of note	-	-	-	-	-
Interest expense	13,051	38,845	12,949	25,794	12,845
Total other ( income) expenses	89,612	155,848	(45,020)	66,236	111,256

Loss before income taxes	(213,965)	(621,529)	(104,885)	(407,564)	(302,679)

Provisions for income taxes	-	-	-	-	-

Net Loss	$(213,965)	$(621,529)	$(104,885)	$(407,564)	$(302,679)

Basic net loss per weighted average shares of common stock	$(0.00)	$(0.01)	$(0.00)	$(0.00)	$(0.00)

Diluted net loss per weighted average shares of common stock	$(0.00)	$(0.01)	$(0.00)	$(0.00)	$(0.00)

Basic weighted average number of shares of common stock	109,581,618	105,910,613	107,239,512	104,044,687	104,044,687

Diluted weighted average number of shares of common stock	109,581,618	105,910,613	107,239,512	104,044,687	104,044,687

INVO BIOSCIENCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three	For the Nine	For the Three	For the Six	For the Three
	Months Ended	Months Ended	Months Ended	Months Ended	Months Ended
	September 30,	September 30,	June 30,	June 30,	March 31,
	2012	2012	2012	2012	2012

Revenue	$3,624	$27,575	$12,669	$23,951	$11,282
Cost of goods sold:	1,990	7,867	5,011	5,877	866

Gross Margin	1,634	19,708	7,658	18,074	10,416

Selling, general and administrative expenses	161,960	456,471	167,610	294,481	126,871
Total operating expenses	161,960	456,471	167,610	294,481	126,871

Loss from operations	(160,326)	(436,763)	(159,952)	(276,407)	(116,455)

Other (Income) Expenses:
Loss on settlement of debt	-	(3,244)	-	(3,244)	(3,244)
(Gain) Loss in fair value of derivative liability	66,972	150,701	(33,600)	78,655	117,359
Value of derivative liability in excess of principal of note	-	-	-	5,104	-
Interest expense	13,051	39,169	12,949	26,118	13,169
Total other ( income) expenses	80,023	186,626	(20,651)	106,633	127,284

Loss before income taxes	(240,349)	(623,389)	(139,301)	(383,040)	(243,739)

Provisions for income taxes	-	-	-	-	-

Net Loss	$(240,349)	$(623,389)	$(139,301)	$(383,040)	$(243,739)

Basic net loss per weighted average shares of common stock	$(0.00)	$(0.01)	$(0.00)	$(0.00)	$(0.00)

Diluted net loss per weighted average shares of common stock	$(0.00)	$(0.01)	$(0.00)	$(0.00)	$(0.00)

Basic weighted average number of shares of common stock	91,160,066	88,174,887	87,922,221	86,665,895	85,409,569

Diluted weighted average number of shares of common stock	91,160,066	88,174,887	87,922,221	86,665,895	85,409,569

INVO BIOSCIENCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine	For the Six	For the Three
	Months Ended	Months Ended	Months Ended
	September 30,	June 30,	March 31,
	2015	2015	2015

Cash flows from operating activities:
Net loss	$(4,715,121)	$(4,591,926)	$(144,658)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
(Gain) Loss on settlement of debt	4,332,155	4,332,155	-
Excess value of warrant liability	-	-	-
Non-cash cost of equity financing	-	-	-
Non-cash compensation issued for services	-	-	-
(Gain) Loss from the revaluation of derivative liability	-	-	-
Fair value of derivative liability in excess of principal	-	-	-
Accretion of convertible debt discount	-	-	-
Depreciation and amortization	4,225	2,817	1,409
Changes in assets and liabilities:
Accounts receivable	(1,025)	-	(1,813)
Inventory	1,604	1,417	559
Prepaid expenses and other current assets	-	-	-
Accounts payable and accrued expenses	37,497	37,134	28,148
Accrued compensation	291,600	194,400	97,200
Net cash used in operating activities	(49,065)	(24,003)	(19,155)

Cash flows from financing activities:
Repayment from demand note payable	-	-	-
Principal payments on loans payable to related parties	-	-	-
Principal payments on notes payable	-	-	-
Proceeds from convertible notes payable	-	-	-
Proceeds from the sale of common stock	145,000	85,000	25,000
Net cash (used in) provided by financing activities	145,000	85,000	25,000

Decrease in cash and cash equivalents	95,935	60,997	5,845

Cash and cash equivalents at beginning of period	18,626	18,626	18,626

Cash and cash equivalents at end of period	$114,561	$79,623	$24,471

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Interest	$-	$-	$-

Taxes	$-	$-	$-

Common stock issued upon note payable and accrued interest conversion	$4,824,896	$4,824,896	$-

Common stock issued for services	$-	$-	$-

INVO BIOSCIENCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine	For the Six	For the Three
	Months Ended	Months Ended	Months Ended
	September 30,	June 30,	March 31,
	2014	2014	2014

Cash flows from operating activities:
Net loss	$(421,811)	$(304,092)	$(117,319)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
(Gain) Loss on settlement of debt	-	-	-
Excess value of warrant liability	-	-	-
Non-cash cost of equity financing	-	-	-
Non-cash compensation issued for services	-	-	-
(Gain) Loss from the revaluation of derivative liability	-	-	-
Fair value of derivative liability in excess of principal	-	-	-
Accretion of convertible debt discount	-	-	-
Depreciation and amortization	8,633	5,756	2,877
Changes in assets and liabilities:
Accounts receivable	(1,992)	(162)	(7,423)
Inventory	2,575	1,772	1,493
Prepaid expenses and other current assets	-	-	-
Accounts payable and accrued expenses	109,242	92,933	12,401
Accrued compensation	291,600	194,400	97,200
Net cash provided by (used in) operating activities	(11,753)	(9,393)	(10,771)

Cash flows from financing activities:
Repayment from demand note payable	-	-	-
Principal payments on loans payable to related parties	-	-	-
Principal payments on notes payable	-	-	-
Proceeds from convertible notes payable	-	-	-
Proceeds from the sale of common stock	-	-	-
Net cash (used in) provided by financing activities	-	-	-

Decrease in cash and cash equivalents	(11,753)	(9,393)	(10,771)

Cash and cash equivalents at beginning of period	18,027	18,027	18,027

Cash and cash equivalents at end of period	$6,274	$8,634	$7,256

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Interest	$-	$-	$-

Taxes	$-	$-	$-

Common stock issued upon note payable and accrued interest conversion	$-	$-	$-

Common stock issued for services	$-	$-	$-

INVO BIOSCIENCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine	For the Six	For the Three
	Months Ended	Months Ended	Months Ended
	September 30,	June 30,	March 31,
	2013	2013	2013

Cash flows from operating activities:
Net loss	$(621,529)	$(407,564)	$(302,679)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
(Gain) Loss on settlement of debt	-	-	-
Excess value of warrant liability	-	-	-
Non-cash cost of equity financing	-	-	-
Non-cash compensation issued for services	105,039	95,039	60,000
(Gain) Loss from the revaluation of derivative liability	117,003	40,442	98,411
Fair value of derivative liability in excess of principal	-	-	-
Accretion of convertible debt discount	-	-	-
Depreciation and amortization	8,633	5,756	2,877
Changes in assets and liabilities:
Accounts receivable	12,945	10,833	8,483
Inventory	(14,029)	1,615	1,337
Prepaid expenses and other current assets	3,051	(13,013)	(10,541)
Accounts payable and accrued expenses	51,845	36,824	22,655
Accrued compensation	291,600	194,400	97,200
Net cash provided by (used in) operating activities	(45,442)	(35,668)	(22,257)

Cash flows from financing activities:
Repayment from demand note payable	-	-	-
Principal payments on loans payable to related parties	-	-	-
Principal payments on notes payable	-	-	-
Proceeds from convertible notes payable	-	-	-
Proceeds from the sale of common stock	45,749	30,749	15,750
Net cash (used in) provided by financing activities	45,749	30,749	15,750

Increase (decrease) in cash and cash equivalents	307	(4,919)	(6,507)

Cash and cash equivalents at beginning of period	7,194	7,194	7,194

Cash and cash equivalents at end of period	$7,501	$2,275	$687

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Interest	$-	$-	$-

Taxes	$-	$-	$-

Common stock issued upon note payable and accrued interest conversion	$-	$-	$-

Common stock issued for services	$-	$-	$-

INVO BIOSCIENCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine	For the Six	For the Three
	Months Ended	Months Ended	Months Ended
	September 30,	June 30,	March 31,
	2012	2012	2012

Cash flows from operating activities:
Net loss	$(623,389)	$(383,040)	$(243,739)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
(Gain) Loss on settlement of debt	(3,244)	(3,244)	(3,244)
Excess value of warrant liability	23,096	5,104	-
Non-cash cost of equity financing	-	-	-
Non-cash compensation issued for services	35,923	35,923	-
(Gain) Loss from the revaluation of derivative liability	150,701	78,655	117,359
Fair value of derivative liability in excess of principal	-	-	-
Accretion of convertible debt discount	17,594	17,594	17,594
Depreciation and amortization	8,633	5,755	2,877
Changes in assets and liabilities:
Accounts receivable	949	(1,321)	(5,104)
Inventory	3,112	2,590	1,374
Prepaid expenses and other current assets	2,179	1,638	1,097
Accounts payable and accrued expenses	75,133	47,002	15,070
Accrued compensation	291,600	194,400	97,200
Net cash provided by (used in) operating activities	(17,713)	1,056	484

Cash flows from financing activities:
Repayment from demand note payable	-	-	-
Principal payments on loans payable to related parties	-	-	-
Principal payments on notes payable	-	-	-
Proceeds from convertible notes payable	-	-	-
Proceeds from the sale of common stock	45,000	30,000	-
Net cash (used in) provided by financing activities	45,000	30,000	-

Increase in cash and cash equivalents	27,287	31,056	484

Cash and cash equivalents at beginning of period	403	403	403

Cash and cash equivalents at end of period	$27,690	$31,459	$887

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Interest	$-	$-	$-

Taxes	$-	$-	$-

Common stock issued upon note payable and accrued interest conversion	$116,812	$116,812	$116,812

Common stock issued for services	$35,923	$35,923	$-

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

There were no disputes or disagreements of any nature between the Company or its management and its public auditors with respect to any aspect of accounting or financial disclosure.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

The Company’s management, under the supervision and with the participation of the Company's Chief Executive Officer and Acting Chief Financial Officer (and acting principal accounting officer), carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2011, 2012, 2013, 2014 and 2015.  However, Robert Bowdring only served as the Company’s Chief Financial Officer and principal accounting officer until March 2013.  From Mr. Bowdring’s resignation in March 2013 through December 31, 2015, Mr. Bowdring, as a consultant and a Director, supervised the Company’s financial situation.  While remaining a consultant to the Company, Mr. Bowdring was elected Treasurer and Secretary in September 2016, and as Acting Chief Financial Officer (and acting principal accounting officer) in March 2017, and continues to hold those offices.   Based upon that evaluation and the identification of the material weakness in the Company’s internal control over financial reporting as described below under “Management’s Report on Internal Control over Financial Reporting,” the Chief Executive Officer and Acting Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective as of the end of each year covered by this report.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company.  However, as indicated under “Evaluation of Disclosure Controls and Procedures” above, the Company did not have a Chief Financial Officer (and principal accounting officer) from when Robert Bowdring resigned as such in March 2013 to when he was elected Acting Chief Financial Officer (and acting principal accounting officer) in March 2017.  Management, with the participation of our Chief Executive Officer and Acting Chief Financial Officer, has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2011, 2012, 2013, 2014 and 2015 based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, the Chief Executive Officer and Acting Chief Financial Officer concluded that, as of December 31, 2011, 2012, 2013, 2014 and 2015, our internal control over financial reporting was not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles because of the Company’s limited resources and limited number of employees, and because the Company lacked a full time Chief Financial Officer (and principal accounting officer) from Robert Bowdring’s resignation as such in March 2013 until he was elected Acting Chief Financial Officer (and acting principal accounting officer) in March 2017.

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

Limitations on Effectiveness of Controls and Procedures

Our management, including our Chief Executive Officer and Acting Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.

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

Item 9B.  Other Information

None.

Part III

Item 10.  Directors, Executive Officers and Corporate Governance.

The Company’s Directors are to be elected annually by our stockholders at their annual meeting.  Each director holds his office until his successor is elected and qualified or his earlier resignation or removal.  However, the directors of INVO Bioscience were last elected in connection with the Share Exchange in December 2008, as INVO Bioscience has not subsequently held an annual stockholders meeting, INVO Bioscience's executive officers are elected annually by our Board of Directors.  Each executive officer holds his office until they die or resign, is removed by the Board, or their successor is elected and qualified.  Information regarding our executive officers for the period 2011 through 2015, and currently, is presented below.

NAME	AGE*	POSITION
Ms. Kathleen Karloff	60
Director and Chief Executive Officer and Secretary, from 2011 through 2015, and from January 1 through September 19, 2016.  From September 20, 2016 to date, Ms. Karloff has served as Director, Chairman of the Board, President and Chief Executive Officer.

Dr. Claude Ranoux, MD	64	Director, President and Treasurer from 2011 through 2015, and from January 1 through September 19, 2016. From September 20, 2016 to date, Dr. Ranoux has served as a Director.

Mr. Robert Bowdring	58
Director from March 2013 through 2015, and from January 1, 2016 to date. From 2011 to March 2013, Mr. Bowdring served as Chief Financial Officer (and principal accounting officer).  Further, from September 20, 2016 to date Mr. Bowdring has served as Treasurer and Secretary.  Finally, from March 6, 2017 to date Mr. Bowdring has served as Acting Chief Financial Officer (and acting principal accounting officer).

*As of December 31, 2015.

Kathleen Karloff, Chief Executive Officer, Secretary and Director

Ms. Karloff co-founded INVO Bioscience in January 2007.  Since 2007 Ms. Karloff has served as, and she continues to serve as, a Director of INVO Bioscience.  Further, she served as Chief Executive Officer and Secretary from 2007 through September 19, 2016, and since September 20, 2016 has served, and continues to serve, as Chairman of the Board, President and Chief Executive Officer of INVO Bioscience.  Since 2007, Kathleen has obtained ISO certification and the CE mark for the INVOcell device and has implemented manufacturing and distribution systems.  From 2004 until September 2006, Kathleen was the Vice President of Operations for Medelle Corporation.  From 2000 through 2003, Kathleen was the Vice President of Operations for a start-up company Control Delivery Systems developing an intra-ocular drug therapy for Uveitis and Diabetic Macular Edema.  The Company was acquired by Psivida LTD.  Prior to that, she has held various positions at Boston Scientific during 13 years of dynamic growth from 1983 to 1997 her last position being the Director of Manufacturing.  Since leaving Boston Scientific, she has been Vice President of Operations on start-up teams of three device/pharmaceutical companies.  Ms. Karloff earned her B.S. in microbiology from Montana State University and attended Northeastern University for MBA coursework.

Claude Ranoux, M.D., M.S., President and Treasurer (until September 19, 2016) and Director

Dr. Ranoux co-founded INVO Bioscience in January 2007.  Since 2007 Dr. Ranoux has served as, and he continues to serve as, a Director of INVO Bioscience.   From 2007 through September 19, 2016, he served as President and Treasurer of INVO Bioscience.  He has more than 30 years of experience in the research and treatment of infertility; he is the inventor and developer of the INVO™ procedure and INVOcell device.  From 2000 through 2005, Dr. Ranoux was president of Medelle Corporation and worked on development of the INVOcell.  Dr. Ranoux has built and run 12 IVF centers worldwide and has established 12 reproductive centers worldwide.  Before founding INVO Bioscience and recruiting the highly experience management team, Dr. Ranoux had 6 years of experience in creating and finding financing for a start-up company.  He has been scientific consultant for a new instrument (Immuno1) from Bayer Corporation.  During this collaboration, the North West area became the first area for the sales of the instrument two years in a row.  Dr. Ranoux was the founder of several non-profit organizations and foreign trade advisor in the New England area.  Dr. Ranoux earned his M.D. and his M.S. in Reproductive Biology from the Medical University of Paris (V & XI) where he was an Associate Professor.  Dr. Ranoux has served as a scientific consultant for eight other centers and is the author of numerous scientific publications as first author.  He has given numerous invited lectures, conferences and workshops and is the author of five medical and scientific theses and mentor for several others.  He is co-author of six scientific and medical films.  He received a prize for the one of the best scientific presentation at the Fifth World Congress in IVF, in Norfolk, VA, and is the recipient of several other awards.  Dr. Ranoux is the main inventor in six international patents.

Robert J. Bowdring, Director and former Chief Financial Officer

Mr. Bowdring, joined the Company as its Corporate Controller in October 2008.  In January 2009, the Company appointed Mr. Bowdring as its Chief Financial Officer (and principal accounting officer), and he served in this capacity until March 2013.  When his service as Chief Financial Officer (and principal accounting officer) ended in March 2013, he became a member of the Board of Directors and a consultant.  Mr. Bowdring has served, and continues to serve, as a Director of and consultant to INVO Bioscience.  Further, on September 20, 2016, he was elected Treasurer and Secretary of INVO Bioscience, and on March 6, 2017 he was elected Acting Chief Financial Officer (and acting principal accounting officer), all positions in which he has continued to serve and currently serves.  Currently Mr. Bowdring is the Chief Financial Officer of Dynasil Corporation of America, he joined Dynasil in March 2013.  From April 2003 to August 2008, Mr. Bowdring served as CFO & Vice President of Finance and Administration for Cyphermint, Inc., a software development firm.  For the fourteen prior years, he was the Controller and Vice President of Lifeline Systems Inc., a public manufacturing and service company (NASDAQ: LIFE) in the personal emergency response market.  Mr. Bowdring has a strong history in senior financial management with more than 35 years’ experience serving in capacities such as chief financial officer, vice president of finance and controller.  Rob has been in both public and private manufacturing and service companies during his career.  Mr. Bowdring has a Bachelor's Degree in Accounting from the University of Massachusetts in Amherst.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers, directors, and persons who own more than 10% of the Company's common stock to file reports of ownership and change in ownership with the SEC.  Such persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.  Based solely on a review of the copies of such forms furnished to the Company or representations of reporting persons, the Company has determined that during the fiscal years ended December 31, 2015, 2014, 2013, 2012 and 2011, no reporting persons complied with all such filings requirements.

During the period from 2011 through 2015 Dr. Claude Ranoux filed three Form 144s, (a) the first filed on June 1, 2011 relating to 392,000 shares to be sold in blocks of 10,000 shares, and reflecting sales during those past three months aggregating 129,480 shares in ten transactions, (b) the second filed on September 2, 2011 relating to 700,000 shares to be sold in blocks of 10,000 shares, and reflecting sales during those past three months aggregating 323,595 shares in 18 transactions, and (c) the third filed on December 7, 2011 relating to 700,000 shares to be sold in blocks of 10,000 shares, and reflecting sales during those past three months aggregating 483,609 shares in 22 transactions.

During the period 2011 through 2015 neither Dr. Ranoux, Ms. Karloff nor Mr. Bowdring filed any Forms 3, 4 or 5 although Dr. Ranoux should have filed one Form 3, fourteen Form 4s and seven Form 5s, Ms. Karloff should have filed one Form 3, six Form 4s and four Form 5s, and Mr. Bowdring should have filed one Form 3, two Form 4s and three Form 5s.   There were no other executive officers during this period.  Further, during the period 2011 through 2015, other than Dr. Ranoux and (in 2011 only) Ms. Karloff, we are not aware of any other person who owned more than 10% of the Company's common stock.  Promptly after the filing of this Form 10-K it is anticipated that the Officers and Directors will file their respective missing forms with the SEC.

Code of Ethics

We currently have a code of ethics that applies to our officers, employees and directors, including our Chief Executive Officer and senior executives.  It may be found on the Company’s website.

Cumulative voting is not provided for in our Articles of Incorporation or any amendments thereto.  Directors are elected by a plurality vote. The common stock is not entitled to preemptive rights and is not subject to conversion or redemption.  Upon the occurrence of a liquidation, dissolution or winding-up, the holders of shares of outstanding common stock are entitled to share ratably in all assets remaining after payment of liabilities and satisfaction of preferential rights of any outstanding preferred stock.  There are no sinking fund provisions applicable to the common stock.

Item 11.  Executive and Director Compensation

Summary Compensation Table

The following Summary Compensation Table sets forth, for the years indicated, all cash compensation paid, distributed or accrued for services, including salary and bonus amounts, rendered in all capacities by the Company’s officers & directors who received or was entitled to receive remuneration in excess of $100,000 during the stated periods.  As reflected below, none of our officers received cash compensation during fiscal 2007 and the years 2010 through 2015.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Paid Salary ($)	Accrued Compensation ($)	Stock Award ($) (5)(7)	All other Compensation ($)	Total ($)

Kathleen Karloff	2015	$0	$120,000	$0	$0	$120,000
CEO & Director	2014	0	120,000	300,000	0	420,000
(1,4,5,6 & 7)	2013	0	120,000	20,000	0	140,000
	2012	0	120,000		0	120,000
	2011	0	116,000	0	0	116,000
	2010	0	175,000	42,628	0	217,628
	2009	29,167	145,833	0	0	175,000
	2008	93,074	0	0	0	93,074
	2007	0	0	4,498	0	4,498

Claude Ranoux	2015	$0	$120,000	$0	$0	$120,000
President & Director	2014	0	120,000	300,000	0	420,000
(2,4,5,6 & 7)	2013	0	120,000	20,000	0	140,000
	2012	0	120,000	0	0	120,000
	2011	0	175,000	0	0	175,000
	2010	0	175,000	6,500	0	181,500
	2009	29,167	145,833	0	0	175,000
	2008	91,974	0	0	0	91,974
	2007	0	0	19,731	0	19,731

Robert Bowdring	2015	$0	$120,000	$0	$0	$120,000
Director (March 2013 to date) & consultant	2014	0	120,000	450,000	0	570,000
Director (March 2013 to Date), CFO (January 2009 to March 2013), )	2013	0	120,000	20,000	0	140,000
CFO (3, 5, 6 & 7)	2012	0	120,000	0	0	120,000
CFO (3, 5, 6 & 7)	2011	0	150,000	0	0	150,000
CFO (3, 5, 6 & 7)	2010	0	150,000	25,000	0	175,000
CFO & (until January 2009) Controller (3 & 5)	2009	22,500	123,750	0	0	146,250
Controller (3)	2008	25,312	0	0	0	25,312

(1)
Kathleen Karloff was elected as the Chief Executive Officer, Secretary and member of the Board of Directors of the Company effective upon the resignation of Andrew Uribe in connection with the Share Exchange between Emy's and INVO Bioscience on December 5, 2008.  She served in these positions until September 20, 2016, when she was elected Chairman of the Board, President and Chief Executive Officer in addition to her position as a director.  In 2008 Ms. Karloff was awarded shares of common stock valued at $0.2857 per share for services rendered in 2007.

(2)
Dr. Claude Ranoux was elected as the President, Treasurer and member of the Board of Directors effective upon the resignation of Andrew Uribe in connection with the Share Exchange between Emy's and INVO Bioscience on December 5, 2008.  Dr. Ranoux served in these positions until September 20, 2016, when all his officer positions were terminated, but he remained a director.  In 2008 Dr. Ranoux was awarded shares of common stock valued at $0.2857 per share for services rendered in 2007.

(3)
Robert Bowdring was elected as the Chief Financial Officer (and principal accounting officer) on January 2, 2009 after joining the Company in October 2008 as Controller. He resigned as CFO in March 2013 and was appointed to the Board of Directors. From March 2013 to date Mr. Bowdring served the Company as a consultant providing guidance to the financial and administrative areas, with compensation accrued at a rate of $10,000 per month.  On September 20, 2016, he was elected Treasurer and Secretary, and in March 2017 he was elected Acting Chief Financial Officer (and acting principal accounting officer), in all of which positions he continues to serve to date in addition to remaining a Director.

(4)
The dollar value reported in 1 & 2 was based upon a per share price of $0.2857.  The per share price was determined in accordance with the relevant facts of BioXcell in February 2008.  BioXcell was a start-up company, in a pre-revenue stage and without any third-party investment.

(5)	During 2009, the named officers received only 17% of their 2009 salaries in order to assist the Company’s cash flow during the year.
(6)
From 2010 through 2015 the named officers and directors did not receive any of their compensation in order to assist the Company’s cash flow during this time period, the amounts have been accrued until a time when the Company can afford to pay them.  For this effort it was decided that the named officers as well as the other consultants would receive stock grants. The per share price was based on the closing market price on the date of issue less a two cent discount.

(7)	The dollar value reported in 6 for the issuance of shares was a per share price of $0.005 in 2013 and $0.150 in 2014.

Compensation of Directors

None.   Pursuant to an oral consulting agreement with Robert Bowdring, he has been accruing compensation for his oversight of the financial and administrative areas of the company at a rate of $10,000 per month as reflected in the table above.

Stock Option Grants

None.

Employment Contracts

Kathleen Karloff, who was Chief Executive Officer, Secretary and member of the Board of Directors during the period 2011 through 2015, executed an employment agreement with INVO Bioscience effective as of February 1, 2008.  The agreement provided for an annual salary of $175,000, health and life insurance, and a retirement plan along with the reimbursement of certain expenses.  In the event that Ms. Karloff’s employment is terminated other than for cause (as defined in the employment agreement), she would receive her salary and full medical benefits for twelve (12) months thereafter.  Ms. Karloff voluntarily agreed to a salary reduction from January 1, 2008 to September 1, 2008, then again in 2011 to present, to reduce her compensation to $120,000 per year until sufficient financing has been obtained by the Company.  However, this employment agreement expired but is anticipated to be re-established after the Company has obtained sufficient funding.  Due to the lack of funding, Ms. Karloff's salary has only been accrued and not paid to Ms. Karloff.

Dr. Claude Ranoux, who was President, Treasurer and member of the Board of Directors during the period 2011 through 2015, executed an employment agreement with INVO Bioscience effective as of February 1, 2008.  The agreement provided for an annual salary of $175,000, health and life insurance, and a retirement plan along with the reimbursement of certain expenses.  In the event that Dr. Ranoux’s employment is terminated other than for cause (as defined in the employment agreement), he would receive his salary and full medical benefits for twelve (12) months thereafter.  Dr. Ranoux voluntarily agreed to a salary reduction from February 1, 2008 through September 1, 2008 to $86,478 per year, then again in 2012 to present to $120,000 per year, until sufficient financing has been obtained by the company.  However, this employment agreement expired but is anticipate to be re-established after the Company has obtained sufficient funding.  Due to the lack of funding, Dr. Ranoux’s salary has only been accrued and not paid to Dr. Ranoux.

Robert Bowdring, a member of the Board of Directors from March 2013 through 2015, Controller from October 2008 to January 2009, Chief Financial Officer from January 2009 to March 2013, an employee from 2009 to March 2013, a consultant from March 2013 to date, Treasurer and Secretary from September 2016 to date, and Acting Chief Executive Officer (and acting principal accounting officer) from March 2017 to date, had executed an employment agreement with INVO Bioscience effective as of October 27, 2008.  That employment agreement provided for an annual salary of $150,000, health and life insurance, and a retirement plan along with the reimbursement of certain expenses.

In the event that Mr. Bowdring’s employment was terminated other than for cause (as defined in the employment agreement), he would receive a severance package of 12 months of salary and full medical benefits.   In 2012 to March 2013 Mr. Bowdring voluntarily agreed to a salary reduction to $120,000 until sufficient financing had been obtained by the Company. In March 2013 Mr. Bowdring resigned as CFO, became a consultant to the Company, and was appointed as a member of the Board of Directors.  From March 2013 Mr. Bowdring has been accruing compensation for his oversight of the financial and administrative areas of the Company at a rate of $10,000 per month.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table and notes set forth the beneficial ownership of the common stock of the Company as of December 31, 2015, 2014, 2013, 2012 and 2011, respectively, by each person who was known by the Company to beneficially own more than 5% of the common stock, by each director and named executive officer, and by all directors and executive officers as a group. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or dispositive power with respect to the securities. Unless otherwise indicated below, to our knowledge, all persons listed below have sole voting and dispositive power with respect to their shares of our common stock, except to the extent authority is shared by spouses under applicable law. Unless otherwise noted, the address of all of the individuals and entities named below is care of INVO Bioscience, Inc., 407R Mystic Avenue, Suite 34C, Medford, Massachusetts 02155:

(a)	At December 31, 2015

Name and Address of Beneficial Owner (1)	Nature of Security	Number of Shares	Percentage of Common Stock

Claude Ranoux	Common Stock	26,155,933	19.1%

Kathleen Karloff	Common Stock	12,160,000	8.9%

Robert Bowdring	Common Stock	9,500,000	6.9%

Jean Jacques Gabanelle (2) 622 Union Street, Duxbury, MA 02322	Common Stock	9,175,000	6.7%

All directors and executive officers as a group (3 persons)		47,815,933	34.9%

(1)          Beneficial ownership is determined in accordance with Rule 13d-3(a) of the Securities Exchange Act of 1934 and generally includes voting or investment power with respect to securities.  Except as indicated by footnotes and subject to community property laws, where applicable, the person named above has sole voting and investment power with respect to all shares of the Common Stock shown as beneficially owned by him or her. The number of shares outstanding on December 31, 2015 was 137,085,646.

(2)          Includes shares held in the name of Mr. Gabanelle and his wife.

(b)	At December 31, 2014

Name and Address of Beneficial Owner (3)	Nature of Security	Number of Shares	Percentage of Common Stock

Claude Ranoux	Common Stock	29,547,183	24.7%

Kathleen Karloff	Common Stock	12,160,000	10.2%

Robert Bowdring	Common Stock	9,500,000	7.9%

All directors and executive officers as a group (3 persons)		51,207,183	42.8%

(3)          Beneficial ownership is determined in accordance with Rule 13d-3(a) of the Securities Exchange Act of 1934 and generally includes voting or investment power with respect to securities.  Except as indicated by footnotes and subject to community property laws, where applicable, the person named above has sole voting and investment power with respect to all shares of the Common Stock shown as beneficially owned by him or her. The number of shares outstanding on December 31, 2014 was 119,732,270.

(c)          At December 31, 2013

Name and Address of Beneficial Owner (4)	Nature of Security	Number of Shares	Percentage of Common Stock

Claude Ranoux	Common Stock	27,547,183	24.7%

Kathleen Karloff	Common Stock	10,960,000	9.8%

Robert Bowdring	Common Stock	6,500,000	5.8%

All directors and executive officers as a group (3 persons)		45,007,183	40.4%

(4)          Beneficial ownership is determined in accordance with Rule 13d-3(a) of the Securities Exchange Act of 1934 and generally includes voting or investment power with respect to securities.  Except as indicated by footnotes and subject to community property laws, where applicable, the person named above has sole voting and investment power with respect to all shares of the Common Stock shown as beneficially owned by him or her. The number of shares outstanding on December 31, 2013 was 111,402,270.

(d)	At December 31, 2012

Name and Address of Beneficial Owner (5)	Nature of Security	Number of Shares	Percentage of Common Stock

Claude Ranoux	Common Stock	23,547,183	25.2%

Kathleen Karloff	Common Stock	6,960,000	7.4%

Robert Bowdring	Common Stock	2,500,000	2.7%

All directors and executive officers as a group (3 persons)		33,007,183	35.3%

(5)          Beneficial ownership is determined in accordance with Rule 13d-3(a) of the Securities Exchange Act of 1934 and generally includes voting or investment power with respect to securities.  Except as indicated by footnotes and subject to community property laws, where applicable, the person named above has sole voting and investment power with respect to all shares of the Common Stock shown as beneficially owned by him or her. The number of shares outstanding on December 31, 2012 was 93,498,412.

(e)	At December 31, 2011

Name and Address of Beneficial Owner (6)	Nature of Security	Number of Shares	Percentage of Common Stock

Claude Ranoux	Common Stock	25,197,183	30.3%

Kathleen Karloff	Common Stock	6,960,000	8.4%

Robert Bowdring	Common Stock	2,500,000	3.0%

All directors and executive officers as a group (3 persons)		34,657,183	41.7%

(6)          Beneficial ownership is determined in accordance with Rule 13d-3(a) of the Securities Exchange Act of 1934 and generally includes voting or investment power with respect to securities.  Except as indicated by footnotes and subject to community property laws, where applicable, the person named above has sole voting and investment power with respect to all shares of the Common Stock shown as beneficially owned by him or her. The number of shares outstanding on December 31, 2011 was 83,076,142.

Changes in Control

There are no present arrangements, including pledges of the Company’s securities, known to the Company, the operation of which may result at a subsequent date in a change in control of the Company.

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

In particular, the Company has entered into several transactions with James Bowdring, the brother of the Company’s director, Treasurer and Secretary Robert Bowdring.  In the first such transaction, in December 2008, James Bowdring invested $100,000 to acquire 666,667 shares of the Company’s restricted common stock.

Then in April 2011 James Bowdring acquired the Q211 Note for $50,000.  The Q211 Note, which now has a principal balance of $25,000, is convertible into shares of common stock at $.03 per share (subject to adjustment) and is now overdue.  In addition, the Company issued James Bowdring warrants to purchase 1,666,667 shares of common stock at $.03 per share (subject to adjustment), which warrants have now expired unexercised.   See “Recent Sales of Unregistered Securities.”

Then in November 2011 the Company issued James Bowdring for $10,000 the Q411 Note, which is convertible into shares of restricted common stock at $.01 per share (subject to adjustment).    James Bowdring also received warrants to purchase 500,000 shares of common stock at $.02 per share (subject to adjustment), which warrants have now expired unexercised.  See “Recent Sales of Unregistered Securities.”

Further, since November 2012 the Company has rented its corporate offices from Forty Four Realty Trust, which is owned by James Bowdring.  This month to month lease has been for $4,800 per year since 2012, which we believe is a less than the going fair market rental rate.  The Company also acquires stationary supplies and marketing materials at discounted rates from Superior Painting and Promotions, which is also owned by James Bowdring.  The Company spent $5,000 with Superior Painting and Promotions in 2015.  See “Recent Sales of Unregistered Securities.”

Item 14.  Principal Accountant Fees and Services

Effective October 10, 2016, our independent registered public accounting firm is Liggett & Webb P.A.  Our independent registered public accounting firm was RBSM LLP from March 2, 2009 to October 10, 2016.  Set forth below are the fees and expenses invoiced Liggett & Webb P.A. for audit services provided to us in 2015 and by RBSM LLP for audit services provided to us in 2010.  The following table summarizes the approximate aggregate fees billed to us or expected to be billed to us by our independent registered accounting firms for our 2015 and 2010 fiscal years:

	Fiscal Years Ended December 31, 2011-2015	Fiscal Year Ended December 31, 2010
Audit Fees	$50,000	$65,000
Audit Related fees	$14,000	$3,000
Tax Fees	$-0-	$-0-
All Other Fees	$-	$-

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent auditors.  Under the procedure, the Board approves the engagement letter with respect to audit and review services.  Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board.  Any such approval by the designated member is disclosed to the entire Board at the next meeting.  The audit fees paid to the auditors with respect to fiscal year 2015 and 2010 were pre-approved by the entire Board of Directors.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 17, 2017.

INVO Bioscience, Inc.

Date March 17, 2017	By:	/s/ Kathleen Karloff
Kathleen Karloff
Chief and Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 17, 2017.

Signature	Capacity

/s/Kathleen Karloff	Chief and Principal Executive Officer and Director
Kathleen Karloff

/s/Robert J Bowdring	Director and Acting Chief Financial Officer (and acting principal accounting officer)
Robert J. Bowdring

EXHIBIT INDEX

Exhibit No.	Description
2.1	Share Exchange Agreement, dated December 5, 2008, by and amongst INVO Bioscience and INVO Bioscience Shareholders(3)
2.2	Securities Purchase Agreement dated December 5, 2008, between INVO Bioscience and the investors named therein(3)
3.1	Articles of Incorporation (1)
3.2	Certificate of Amendment to Articles of Incorporation of INVO Bioscience(1)
3.3	By-Laws of INVO Bioscience (2)
3.4	Certificate of Amendment to Articles of Incorporation of INVO Bioscience dated December 22, 2008(4)
4.1	Form of Senior Secured Convertible Promissory Note(6)
4.2	Form of Purchase Agreement(6)
4.3	Form of Warrant Purchase Agreement(6)
4.4	Reserve Equity Financing Agreement, dated October 28, 2009, by and between AGS Capital Group, LLC and Invo Bioscience, Inc(8)
4.5	Registration Rights Agreement, dated October 28, 2009, by and between AGS Capital Group, LLC and Invo Bioscience, Inc.(8)
4.6	Registration Statement for the prospectus to sell shares of INVO Bioscience’s Common Stock to AGS Capital Group, LLC dated December 21, 2009 (9)
4.7	Amended Registration Statement for the prospectus to sell shares of INVO Bioscience’s Common Stock to AGS Capital Group, LLC dated December 29, 2009 (9)
10.1	Claude Ranoux Loan Agreement(5)
10.1	Claude Ranoux Revised Loan Amendment(5)
10.1	Kathleen Karloff Loan Agreement(5)
10.2	Kathleen Karloff Revised Loan Agreement(7)
21.01	Subsidiaries of the Registrant
31.01	Certification by Chief Executive Officer pursuant to Rule 13a-4(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.02	Certification by Chief Financial Officer pursuant to Rule 13a-4(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.01	Certification by the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.02	Certification by the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	XBRL Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(1)   Incorporated by reference to INVO Bioscience’s predecessor EMY’S Registration Statement on Form SB-2/A filed with the Securities and Exchange Commission on January 25, 2008.

(2)   Incorporated by reference to the INVO Bioscience’s predecessor EMY’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on November 13, 2007.

(3)   Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 2008.

(4)   Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2009.

(5)   Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the three months ended March 31, 2009 filed with the Securities and Exchange Commission on May 15, 2009.

(6)   Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 17, 2009.

(7)   Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the three months ended June 30, 2009 filed with the Securities and Exchange Commission on August 15, 2009.

(8)   Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 3, 2009.

(9) Incorporated by reference to the Company’s amended Registration Statement on Form S-1/A, File No. 333-163882, as filed on December 29, 2009.