Form 10-K
period 2016-12-31
INVO Bioscience, Inc.
filed 2017-04-20
CIK 1417926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☐    NO ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES  ☐    NO  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

The aggregate market value of the voting common equity held by non-affiliates computed by reference to the closing price as reported on the OTC Pink tier of the Over-the-counter “OTC” market for the Registrant’s common stock as of the last business day of the registrant’s most recently completed second fiscal quarter of 2016 was $32,667,410.  There were no shares of non-voting common equity outstanding as of June 30, 2016.

The number of shares outstanding of the registrant’s common stock, $0.0001 par value, as of April 10, 2017 was 141,185,396.

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

Part I

Item 1.  Business

Introduction

This annual report on Form 10-K for fiscal year 2016 is following our filing of a comprehensive filing on Form 10-K for the fiscal years ended December 31, 2015, 2014, 2013, 2012 and 2011. These reports are being filed by us in order to move toward becoming current in our filing obligations under the Securities Exchange Act of 1934, as amended.  Included in this report are summarized quarterly financial information which would have been included in quarterly reports on Form 10-Q which were not previously filed for each of the quarters ended March 31, June 30 and September 30, 2016. We will be filing those individual quarterly reports on Form 10-Q in the coming weeks.

Our delinquencies with regard to these filings were due to our desire to focus our limited remaining assets on obtaining necessary U.S. Food & Drug Administration (“FDA”) clearance for our INVOcell medical device and introducing it to the market.   However, we did previously file Form 8-Ks on November 3, 2015, September 26, 2016, January 6, 2017, April 10, 2017 and April 11, 2017.

This annual report should be read together and in connection with the other reports that have been filed by us with the SEC for a comprehensive description of our financial condition and operating results.  We anticipate filing our late Form 10-Qs for the quarters ended September 30, 2016, June 30, 2016 and March 31, 2016, as soon as possible.  In the interest of disclosure, we have included information in this annual report certain material events and developments that have taken place through the date of filing of this annual report with the SEC.

In this Annual Report on Form 10-K, INVO Bioscience, Inc. (INVO Bioscience, Inc., together with its subsidiaries, is referred to in this document as “we”, “us”, “INVO Bioscience”, “INVO,” or the “Company”), incorporates by reference certain information from parts of other documents filed with the Securities and Exchange Commission.  The Securities and Exchange Commission allows us to disclose important information by referring to it in that manner.  Please refer to all such information when reading this Annual Report on Form 10-K.  All information is as of December 31, 2016 unless otherwise indicated.  For a description of the risk factors affecting or applicable to our business, see “Risk Factors,” below.

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

In extensive clinical studies, the INVO Procedure has proven to have equivalent pregnancy success rates as the traditional assisted reproductive technique IVF. Additionally, the psychological benefits of the potential mother’s participation in fertilization and early embryo development by vaginal incubation are incomparable to traditional IVF treatment. This new technique offers to patients a more natural and personalized way to achieve pregnancy and is simple enough to be performed in an appropriately trained physician’s office or in a satellite facility of an IVF center.

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

Since November 2, 2015 when INVO Bioscience was notified by the United States Food & Drug Administration that the INVOcell and INVO procedure were cleared for use, the company has begun to market and sell the INVOcell in several locations across the U.S. and plans on continuing to penetrate the market through 2017 and beyond. The Company currently has 42 appropriately trained physician’s offices or satellite facilities of an IVF center in the U.S. where patients can attain the INVO treatment for infertility.

In May 2008, we received notice that the INVOcell product meets all the essential requirements of the relevant European Directive(s), and received CE Marking.  The CE marking (also known as CE mark) is a mandatory conformity mark on many products placed on the single market in the European Economic Area (EEA).  The CE marking (an acronym for the French “Conformite Europeenne”) certifies that a product has met EU health, safety and environmental requirements, which ensure consumer safety.  We are currently awaiting the approval of our CE Mark re-certification. With our anticipated re-certification of our CE Mark in the near future, we  expect to obtain regulatory authority to distribute product in the European Economic Area, provided we comply with local registration requirements as discussed herein (i.e., the European Union, Australia, New Zealand, Africa and most parts of the Middle East and South America).

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

On December 5, 2008, Bio X Cell, Inc., doing business as INVO Bioscience, and each of the shareholders of INVO Bioscience entered into a share exchange agreement and consummated a share exchange with Emy’s Salsa AJI Distribution Company, Inc., a Nevada corporation (“Emy’s”). Upon the closing of the share exchange on December 5, 2008, the INVO Bioscience shareholders transferred all of their shares of Common Stock in INVO Bioscience to Emy’s.   In connection with the share exchange, Emy’s changed its name to “INVO Bioscience, Inc.” and Bio X Cell, Inc. became a wholly-owned subsidiary of Emy’s (re-named INVO Bioscience, Inc.).  After the closing, the Company had 53,245,000 shares of Common Stock outstanding.

This discussion is qualified in its entirety by the more detailed discussion of our operations in the “Management’s Discussion and Analysis” section below.

The INVOcell Technology

Our product, the INVOcell medical device, is designed to treat infertility at a lower cost than other treatments available in today’s marketplace, including IVF.  The INVOcell technology is a fertility treatment where mild ovarian stimulation is used.  Using a mild stimulation protocol, 1-10 follicles are retrieved from a woman in a physician’s office with the patient under light sedation with or without local anesthesia.  The follicle retrieval is performed using a vaginal probe under ultrasound guidance.  Eggs are identified immediately after retrieval in the follicular fluid.  During the INVO procedure, fertilization and embryo development occurs inside the woman’s vaginal cavity in a disposable single use device -- the INVOcell -- that holds the eggs, sperm and culture medium, a nutrient liquid.

Sperm collection and preparation generally occur before egg retrieval.  Culture medium (~1ml) is placed in the inner vessel of the INVOcell.  Eggs and a low concentration of motile sperm are placed into the medium and the inner vessel is closed and secured in the protective outer vessel.  The INVOcell is placed in the patient’s vaginal cavity for an incubation period of 3 days in the United States and 5 days in other countries.  A retention system can be used to maintain the INVOcell system in the vagina during the incubation period.  The retention system consists of a diaphragm with holes in the membrane to allow natural elimination of vaginal secretions.  The INVOcell is designed so that no vaginal fluids penetrate the outer vessel thus ensuring that the inner vessel is not contaminated while allowing the necessary CO2 for fertilization to pass through.  The eggs, sperm and media are inserted into the INVOcell and then the INVOcell is placed in the vaginal cavity, this process takes approximately 60 minutes.

After 3 days in the U.S., the patient returns to the physician’s office where the retention system and the INVOcell are removed.  The protective outer vessel is discarded and the inner vessel is placed in INVO Bioscience’s Microscope Holding Block in a vertical position for 10 minutes.  Embryos are collected in the micro chamber located at the bottom of the inner vessel.  The embryos can be directly viewed in the micro chamber in the Holding Block by using a microscope.  Embryos can be loaded directly from the device in a transfer catheter from the INVOcell device.  A trained clinician can readily identify the best embryos for transfer.  The embryos to be transferred are aspirated into a standard transfer catheter for transfer into the patient’s uterus.  This second visit should take approximately 30 minutes.  All INVO related medical procedures can be performed in a physician’s office with the addition of few pieces of equipment thereby avoiding the requirement of an IVF facility and the associated costs to build and maintain such a facility.

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

To date, we have achieved a series of important steps in the development and manufacturing of the INVOcell, including:

•
Manufacturing:  Our parts and manufacturing processes have been validated.  Our facilities and Quality Management Systems (QMS) have been inspected twice by the FDA and have received very good reports. Manufacturing of inventory is ongoing.  As of January 31, 2017, we had approximately 2,400 INVOcell devices ready for sale, and an additional approximately 5,000 devices molded and ready for assembly, sterilization and packaging.  Our suppliers provide us with virtually an unlimited capability, with all manufacturing done in New England.

•
All raw materials utilized for the INVOcell are medical grade and commonly used in medical devices (i.e.; medical grade silicone, medical grade plastic).  Our principal mold supplier is a well-established company in the molding industry and is ISO 9001 Certified.  Our contract manufacturer for the INVOcell is ISO 13485 Certified and FDA inspected.

•
CE Mark:  INVO Bioscience is in the process of re-certifying the CE Mark.  The CE Mark permits the sale of devices in Europe, Australia and other countries that recognize the CE Mark, subject to local registration requirements.

•
Clinical Trials:  Safety and efficacy of the INVOcell device has been demonstrated and cleared for marketing and use by the U.S. FDA.  INVO Bioscience has received ISO 13485, MDD/CMDCAS registration which is effective through 2018.

•
Support of Practitioners:  Clinicians and laboratory directors have used the INVO method and the feedback has been positive; practitioners appreciate the fact that it is a patient-friendly procedure, easy to perform and effective.

•
Marketing Trials/Studies: A number of fertility clinics completed clinical studies in Colombia, Peru, Bolivia and Brazil, South America, showing efficacy rates in the 33%-43% range.  A U.S. clinical study utilizing the INVOcell and procedure was completed in 2014 and yielded a clinical pregnancy rate of 60% and a live birth rate of 55%. A practice currently offering the INVO Procedure is experiencing a 65% pregnancy rate. Current US physicians that are treating patients with the INVO procedure are reporting pregnancy result minimally equivalent to IVF.

Current Market Opportunity

According to the European Society for Human Reproduction (“ESHRE”) in 2014, there were more than 150 million infertile couples in the world.  While there have been large increases in the use of IVF, only about 1.5 million IVF cycles are performed annually, which amounts to a treatment of less than 1% of the infertile couples worldwide.  Knowing that an average of 2-3 cycles of IVF are performed per infertile couple, there are only 350,000-500,000 couples treated by IVF.  A survey by “Resolve: The National Infertility Association,” indicates the two main reasons couples do not use IVF is cost and geographical availability.  We can provide a locally available treatment option that can be performed in a facility without much of the expensive equipment required for IVF, and at less than half of the cost of IVF that will help millions of infertile couples throughout the world where IVF is not currently available or is too costly.

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

According to ESHRE (2014), approximately 1% of infertile couples receive infertility treatments, including IVF, intra uterine insemination (“IUI”) and other fertility treatments, this represents a $6.6 billion worldwide market annually.  This leaves most of the infertile couples untreated with an estimated unmet market opportunity in the billions, INVO Bioscience believes a portion of this market will be met by the INVOcell device.  Much of the unmet market is located in developing countries where many patients cannot afford, and have limited access to, IVF.  We believe that developing countries offer a large and ready market for the INVO Procedure.

In the United States infertility according to the American Society of Reproductive Medicine (ASRM) affects an estimated 10%-15% of the couples of child bearing age (2017). Based on preliminary 2015 data from CDC’s National ART Surveillance System, 231,936 IVF cycles were performed at 464 IVF centers with 186,157 cycles going through transferring the embryo and 45,779 cycles being frozen for future use. These transferred cycles resulted in 60,778 live births and 72,913 babies born yielding an approximate 33% overall pregnancy rate. Although the use of IVF is still relatively rare as compared to demand its use has doubled over the past decade. Today approximately 1.6% of the infants born in the United States every year are conceived through IVF.

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

Currently, we are continuing to establish agreements with distributors and train physicians outside of the U.S. including South America, Central America, Europe, the Middle East, India and Africa.  The international market will be secondary to the U.S. market for us since we believe the revenues from these secondary markets will not be as profitable as the U.S. market. Upon receiving additional funding, as to which there is no guaranty, the company’s ability to expand in the international market will be increased.

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

Competing Treatments

Intra Uterine Insemination (IUI):   In IUI treatments, ovarian stimulation protocols with induction of ovulation are frequently used to recruit several follicles and improve clinical pregnancy rates.  When monitoring of ovulation indicates that the female patient is ready to ovulate, the male patient will produce a sperm sample in the fertility doctor’s office.  The sperm is then prepared and delivered to the uterus through a catheter.  Currently IUI can only treat approximately 40% of the causes of infertility.  For example, IUI does not address infertility causes such as tubal disease and other conditions that are treatable by IVF and the INVOcell device and process.  In addition, IUI does not produce the diagnostic information such as fertilization that an IVF or INVO cycle produces.  Approximately 600,000 IUI cycles are performed annually by a subset of about 5,000 doctors in the U.S. as well as by IVF providers.  In Europe, at least 550,000 IUI cycles are performed annually.  The cost of a single IUI treatment can range from $800 to $4,000 per cycle in the U.S. and $500 to $2,000 in Europe.  The intra-country differences in cost primarily depend on the stimulation protocol and the ovulation monitoring used by the physician.

In Vitro Fertilization (IVF):  IVF addresses tubal factor, ovulatory dysfunction, diminished ovarian reserve, endometriosis, uterine factor, male factor, unexplained infertility and other causes.  IVF bypasses the function of the fallopian tube by achieving fertilization within a laboratory environment.  Ovarian hyper-stimulation is common with IVF treatments to recruit numerous follicles to purportedly increase the chances for success.  Follicles are retrieved trans-vaginally using a vaginal probe and ultrasound guidance.  General anesthesia is frequently used due to the number of follicles retrieved and the resulting discomfort experienced by the patient.  The eggs are identified in the follicular fluid and combined with sperm and culture medium in culture dishes, which are placed in an incubator with a temperature and gas environment designed to mimic the condition of the fallopian tubes.  Once the embryos develop, typically over a 3-5 day period, they are transferred to the uterine cavity.  The transfer of several embryos allows an average success rate for IVF of 37%, but it is also responsible for a high multiple birth rate of approximately 33% of IVF pregnancies.  Multiple births bring risks to mother and babies and significant expenses for third party payers.  In addition, due to the high number of embryos produced in IVF, cryo-preservation of excess embryos occurs in more than 30% of the cycles.  According to the U.S. Center for Disease Control (“CDC”), in the U.S. there are approximately 1,000 reproductive endocrinologists who collectively perform more than 161,000 IVF cycles per year at 497 specialized facilities.  According to European Society of Human Reproduction & Embryology (“ESHRE”), in Europe nearly 300,000 IVF cycles are reportedly performed at more than 1,000 facilities.

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

Competitors

We operate in a highly competitive industry, which is subject to competitive pricing and rapid technological change. The first IVF baby, Louise Brown was born in 1977, making the IVF treatment 40 years old.  Our INVOcell device is the first new treatment option for patients in 40 years. The market for fertility treatment and devices are highly competitive in terms of pricing, functionality and service quality, the timing of development and introduction of new products and services and terms of financing.  We face competition from all ART practitioners and device manufacturers.  Our competitors may implement new technologies before we do, allowing them to offer more attractively priced or enhanced products, services or solutions.  Our competitors may have greater resources in certain business segments or geographic markets than we have.  We may also encounter increased competition from new market entrants or alternative ART technologies.  Our ability to compete in this market successfully will require us to adapt to economic or regulatory changes, to introduce new products to the market and to enhance the functionality while reducing the cost of new and existing products.

Our principal ART medical-device competitor is Anecova, a Swiss life sciences company with an intrauterine device under development for infertility treatment.  This device is a very small silicone tube with 360 micro perforations.  Oocytes are fertilized outside the device and then placed in the tube, which is placed inside the woman’s uterus for early embryo development.  After 1-5 days, the device is removed and the best embryo(s) are transferred back into the woman’s uterus.  We believe that the device is much more difficult to use than the INVOcell due to its size and the requirement to place the device in the uterus, a sterile environment.  We expect that the precision manufacturing of the Anecova device will drive its cost close to $1,500, which is higher than our price.  The Anecova device would only be available in hospitals and IVF Centers at a significantly higher cost than the INVOcell.  Currently the Anecova device has not begun clinical studies in the United States that will be required for FDA approval, therefore the device will not be available for some time in the United States and many other areas of the world.

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

In 2015, according to a draft report prepared by the U.S. Center for Disease Control (“CDC”), there were 231,936 ART cycles. Out of these cycles 45,779 were performed for freezing of embryos for the future and 186,157 cycles were performed through embryo transfer. These cycles resulted in 60,778 live birth deliveries and 72,913 live born babies with a clinical pregnancy rate of 33%.  (CDC 2015 draft ART Report).  We foresee that the INVO device will be offered at approximately $6,500 per cycle with a pregnancy rate comparable to traditional IVF.  According to Resolve, National Fertility Association, IUI cycles costs $275- $2,457 per cycle (variability due to drug costs and diagnostics inclusion on some cycles) and the average cost of IVF is $8,156 per cycle plus drug costs. Drug cost range from $3,000-$5,000 per cycle brining the average cost of IVF to $11,156 - $13,156 per cycle.  The INVO procedure is being offered at $6,500 per cycle inclusive of medications thereby making it much more affordable than traditional IVF.

Similar cost than IUI with greater efficacy: It is estimated by Resolve that in the U.S. currently IUI averages $1,500 per cycle with approximately <10% pregnancy rate while IVF averages $12,400 per cycle with an average of 37% pregnancy rate.  With INVO, we believe that the Ob/Gyn and reproductive endocrinologists will benefit by providing a superior product than IUI with good financial margins, efficacy rates more than triple IUI while treating the full range of infertility indications.  In Europe, according to ESHRE the average cost per pregnancy using IUI is $12,000.  According to ESHRE the average cost per pregnancy for IVF is $21,354 while for INVO it is only $13,888: a savings of more than $7,000 per pregnancy.  Using INVO could reduce annual infertility costs in Europe by more than $650 million.

Greater geographic availability:   According to 2014 CDC Report, there are approximately 497 IVF centers in the U.S.  In addition, by having INVO geographically available in Ob/Gyn offices, couples will avoid the travel costs and absence from work associated with long-distance IVF treatments.  The medical staff at these centers could easily learn the INVO technique and offer it as a lower cost treatment option for their patients through satellite centers.  According to the American College of Gynecologists (ACOG) there are also approximately 5,000 Ob/Gyn physicians in the U.S. who offer infertility services such as the IUI treatment but lack the facilities to offer an IVF treatment.  Since INVO does not require a specialized lab facility, large costly equipment or highly specialized staff, the INVO treatment may be offered in a doctors’ office with the addition of minor capital equipment potentially expanding business for these physicians.  Therefore, in the U.S. alone, INVO could be 10 times more available than conventional IVF.  Ob/Gyn offices worldwide could offer INVO as an alternative or follow up treatment to IUI and generate a significant new revenue stream.

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

INVOcell Culture Device:    We expect to sell the INVOcell device and its retention system for between $400 - $500 per unit in developed nations and $100 in extremely poor and underdeveloped countries.   IVF centers or Ob/Gyn groups purchasing a large number of devices and promoting the INVO process may receive discounted prices and certain free advertising of their facility on our website.  It is expected that the INVOcell will sell for $500 in the U.S., which would grant a user a single-use license under our patents.  In Central and South America, the price of the device is expected to be reduced to between $250 and $400 to reflect a generally lower cost of infertility procedures in most of these countries and to make INVOcell available to populations with lower incomes.

INVOcell Retention Device: This is a single-use, modified diaphragm that includes holes to allow for natural drainage of vaginal fluids. The current model is an FDA cleared and CE Marked product purchased from a US company. This retention device currently sells for $70 each. In 2016 the Company began the process of developing its own single use product. This retention device specification is equivalent to the current modified diaphragm but will not be available for sale for some time until the completion of additional testing before being accepted and released by INVO Bioscience for commercial sale.

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

Sales Strategy

As of December 31, 2016, sales and marketing activities are being performed by the Company’s CEO and VP of Global Operations. We anticipate building our sales team in 2017 and beyond, subject to raising additional capital sufficient to support such efforts (as to which there is no guaranty).  Our sales efforts will follow three approaches:

Direct Sales to Physicians – In the United States our intention is to sell directly to physicians to keep our prices as low as possible

Distributor Sales to Physicians -- In foreign countries, we have and will continue to establish local distributors to access the countries’ markets.  With the distributor-to-physician model, the distributors will be selling to IVF centers, medical practices and physicians directly.  We will support the distributors’ efforts with training, both to the distributors’ trainers as well as to the physicians directly.  We currently maintain written distribution agreements in the following countries: India, Canada, Colombia, and Brazil.  We will be expanding our international sales & marketing presence upon receiving additional funding (as to which there is no guaranty).

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

U.S. -- According to The National Survey of Family Growth from the Centers for Disease Control, in the year 2014, 7.5 million women in the U.S. had difficulty conceiving (12.4%) With only about 760,000 couples receiving fertility treatment (IUI, IVF and other treatments). This leaves more than six million couples receiving no treatment at all for their infertility. According to the ASRM’s 2015 Access to Care Summit White Paper, the largest barrier to patients seeking treatment is the cost of the treatment and the lack of insurance coverage for the cost. We are currently offering the INVO procedure in the U.S. at $6,500 dollars per cycle inclusive of medications.  Our goal is to penetrate 5% of the currently untreated infertility market over the next few years, although no assurances can be made that we will achieve our goal in our target markets or at all.

Europe, -- ESHRE estimated in 2011 that Europe had approximately 10 million infertile couples, of which about 590,000 were estimated to have received IVF treatments and about 163,000 were estimated to have received IUI.  That would leave over 9 million infertile couples untreated.

Preliminary Sales Strategy

Launching INVO in the U.S. market required US FDA DeNovo clearance, which we received in November 2015.  Our strategy is to focus our resources primarily on US sales through 2018 to make INVO the standard of care in the United States.  Currently we are working with doctors who are interested in offering the INVO Procedure at a low introductory price and providing training.  This approach is working well so far as we have over 40 facilities offering or referring the INVO Procedure.  As these doctors are adding our INVOcell to their existing services it is a slow process as we are the “new treatment on the block.” Some patients are willing to try it and are thrilled with the experience while others are sticking with the 20 year old more traditional routes. Based on our initial experience on average it appears to be taking physician’s practices 6-9 months to get up to speed. Some are taking less time others even longer than nine months. We are taking steps to assist those doctors who are having difficulty.

FDA clearance is required in many countries before they will allow U.S. products to be registered in those countries. The FDA approval granted in 2015 will allow the INVOcell to be registered and market in countries such as Mexico (which is in process), Australia, New Zealand, China and other countries in Asia.

The CE Mark, which is currently being renewed, allows us to sell our INVO device in Europe and certain countries in South America, the Middle East and Africa, subject to local registration requirements.  Our strategy is to focus on the U.S. over the next two years and then go back out to international markets; when we go back to the international market, we expect to have additional resources to launch INVO in the developing world. These areas are in need of less costly fertility treatments due to the economics and high infertility rates of up to 25% and relatively low availability of IVF procedures.

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

We believe that the INVOcell process will be treated favorably by insurance companies because it lowers cost and has a high efficacy rate.  According to the data we have found the Company has determined based on the typical number of cycles it take to get pregnant, in the US, the average cost per pregnancy using IUI is $12,000 and IUI is only indicated for approximately 40% of the infertile population.  However, the INVO device, which based on the 450 clinical cycles submitted to the FDA in 2014 by the Company, has equivalent pregnancy rates as traditional IVF, and is a very effective treatment for a majority of infertile couples.  According to ASRM, the average cost of and IVF cycle in the U.S. is $12,400 resulting in a per pregnancy IVF cost of $21,354. With the INVO procedure the price for an INVO pregnancy is approximately $11,180. Therefore, we believe that there is a savings of more than $10,174 (approximately 50% of the cost) per pregnancy by using INVO versus IVF.

Branding and Promotion

We have a logo associated with the INVOcell device that is refined for the infertility market.  We have trademarked “INVO Bioscience”, “INVOCELL” and “INVO”.   In 2016 we launched our new website. We have tried to make it user friendly and provide the information people are looking for, such as locations offering INVO and a comprehensive FAQ section.  We are continuing to improve our website to include special pages for clinicians and patients.  Subject to available capital, the improvements will include materials that medical professionals and patients can print, including status reports and news items.  It would be expected to include training videos for potential customers, both physicians and patients, who want to learn exactly how the INVOcell works.

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

Every company that develops, manufactures or assembles medical devices is required to register with the FDA and adhere to certain “good manufacturing practices” in accordance with the FDA’s Quality System Regulation, which regulates the manufacture of medical devices, prescribes record-keeping procedures and provides for the routine inspection of facilities for compliance with such regulations.  The FDA also has broad regulatory powers in the areas of clinical testing, marketing and advertising of medical devices.

Medical device manufacturers are routinely subject to periodic inspections by the FDA.  If the FDA believes that a company may not be operating in compliance with applicable laws and regulations, the FDA and the Department of Justice can:

•	place the company under observation and re-inspect the facilities;
•	issue a warning letter apprising of violating conduct;
•	detain or seize products;
•	mandate a recall;
•	seek to enjoin future violations; and
•	seek civil and criminal penalties against the company, its officers or its employees.
•	issue a form 483 to initiate corrective actions by the company

INVO Bioscience has successfully completed two comprehensive inspections by the US FDA occurring in January 2012 and November 2014 resulting in no action indicated (NAI), (we passed).

International Regulations

We are also subject to regulation in each of the foreign countries where our products are sold.  Many of the regulations applicable to our products in such countries are similar to those of the FDA.  The national health or social security organizations of certain countries require that our products be qualified before they can be marketed in those countries.  Many of the countries we are targeting do not have a formal approval process of their own but rely on either FDA clearance or the European approval, the CE mark.  Some countries require a registration process of listing the INVOcell with the governing body in addition to the United States and European approvals, the CE mark.

Our activities during our development stage have included developing our business plan, seeking regulatory clearance in both inside and outside of the United States and raising capital

With CE marking, we have had, and when we receive re-certification we anticipate we will have, the necessary regulatory authority to distribute our product after registration in the European Economic Area (i.e., Europe, Australia, and New Zealand).  In addition, we have the ability to markets in some parts of the Middle East and South America as they do not have medical device regulations.  Every country has different requirements; we have completed registrations in some, are in process with others.  We continue to work with doctors and distributors submitting additional registrations.  Certain other countries require that we first receive FDA clearance.  In general, we are registering the product based on the size of the market and our ability to service it given our resources.

In 2009, INVO Bioscience received clearance from Health Canada to market, sell and train on the use of the INVOcell and INVO procedure in Canada. Although the Canadian government approved the INVOcell, in Canada the local physician collages must authorize the use of new products in each province. These governing colleges also want to see the product approved in the country of origin before moving forward in Canada. The fact that the INVOcell is deemed a disruptive technology has prevented our partner Invaron Pharmaceuticals from being able to effectively launch product in Canada over the past years.  With the current FDA approval, Effortless IVF, CA with the approval of the local physician collage raised funds in 2016 to start the build of an INVO only center in Calgary Canada; that center is slated to open in April 2017.

In 2012 we received Brazil’s National Health Surveillance Agency (ANVISA) clearance approving the sale and use of the INVOcell throughout Brazil.  The approval opens the door for INVO Bioscience to one of the largest markets and fastest growing economies in the world with over 190 million people.  In 2016 we completed a new registration and added an additional distribution channel which was approved by ANVISA in 2017 as our current distributor is not proactive.

Again in 2012 we selected Sanzyme Ltd. as our partner and distributor for India.  Since being selected Sanzyme has been marketing and training doctors though out the country.  In late 2015 they added an embryologist to focus on INVO Procedure training and continue to add additional resources. In 2016, Sanzyme presented at fifteen conferences including two international conferences and one world congress, IFS. They are planning on opening an INVO specific training center in 2017 in Hyderabad. They have started expanding their geographical reach in India.

Intellectual Property

The INVOcell device was specially developed to optimize ease of use and effectiveness of an INVO procedure at an affordable price.  During 2013-2015 more than 500 cases have been performed in Colombia, Peru, Bolivia and Brazil with effectiveness equivalent to IVF and significantly exceeding that of IUI. In 2014, a clinical study of 40 patients comparing INVO to IVF demonstrated the same clinical pregnancy efficacy rate of 60% in both groups. In addition more than 800 cases of an INVO-type procedure have been documented in peer-reviewed journals since the 1980s using an incubation device not specifically designed for the process but functionally capable of demonstrating success rates equivalent to IVF at that time.   This product development process has resulted in two active patents worldwide covering both the INVOcell device and the INVO process.

Employees

As of December 31, 2012 and 2011 we had three employees (who were our directors and officers Dr. Claude Ranoux and Kathleen Karloff, and our officer Robert J. Bowdring), and two consultants.  All three of those employees were full-time employees of INVO Bioscience in 2011 and 2012. Excluding directors and officers, we had no employees in 2012 or 2011.

In March 2013 Mr. Bowdring resigned as Chief Financial Officer (and principal accounting officer) and a full time employee of INVO, was elected a Director of INVO, and became a consultant to INVO.  Mr. Bowdring has remained a consultant to, and a Director of, INVO to date.  However, Mr. Bowdring was elected as the Treasurer and Secretary of INVO in September 2016, and as the Acting Chief Financial Officer (and acting principal accounting officer) in March 2017.  As a result, as of December 31, 2015, 2014 and 2013 we had two employees (our directors and officers Dr. Ranoux and Ms. Karloff), who were both full-time employees, and three consultants (Mr. Bowdring and two other consultants).  As of December 31, 2016, we had two employees namely, Ms. Karloff who was a director and officer as well as, who was a full-time employee, and our VP of Global Operations, who was also a full time employee and one consultant, namely, Mr. Bowdring, who was a director and an officer.   Excluding directors and officers, we had no employees in from 2011 through 2015, and one employee in 2016.

Available Information

We maintain an Internet website at www.invobioscience.com.  We make available, free of charge through our website, our annual report on Form 10-K, current reports on Form 8-K, quarterly reports on Form 10-Q and each amendment to these reports.  Each such report is posted on our website as soon as reasonably practicable after such report is filed with the SEC via the EDGAR system.  However, immediately prior to the filing of this Form 10-K,since 2012 the filings made by INVO with the SEC have been (a) its comprehensive Form 10-K for the years ended December 31, 2011 through 2015 filed on March17, 2017,  (b) six Form 8-Ks filed on November 3, 2015,  September 9, 2016, January 6, 2017, April 10, 2017, April 11, 2017 and April 13, 2017, respectively, and (c) a Form 12b-25 relating to this Form 10-K for fiscal year 2016 filed on March 31, 2017

The information on our website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered a part of this Annual Report.  Our website address is included in this Annual Report as an inactive textual reference only.

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

From the inception of our consolidated subsidiary BioXcell Inc. on January 5, 2007 through December 31, 2016, INVO Bioscience had an accumulated net loss of approximately $17,900,000.  INVO Bioscience has a limited operating history and is essentially an early-stage operation.  We will continue to be dependent on having access to additional new capital that will allow us to finance operations during our growth.  Continued net operating losses together with limited working capital make investing in our common stock a high-risk proposal.  The adverse effects of a limited operating history include reduced management insight into future activities, marketing costs, and customer acquisition and retention, which could lead to INVO missing targets for the achievement of profitability.

We require substantial additional capital to continue as a going concern which if not obtained could result in a need to curtail or cease operations.

As reflected in the accompanying financial statements for the year end December 31, 2016, the Company is in its infancy with minimal revenues, had a net loss of approximately $2,100,000, a working capital deficiency of approximately $4,520,000, a stockholder deficiency of approximately $4,600,000, and cash used in operations of approximately $324,000. These amounts raise substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

We place substantial reliance upon the efforts and abilities of our executive management and directors. The loss of the services of any of our executive officers and/or directors could potentially have a material adverse effect on our business, operations, revenues or prospects.  In 2016 the Board of Directors ended Dr. Claude Ranoux’s service as President, Treasurer and Chief Scientist, and in his place elected Kathleen Karloff as Chairman of the Board, President and CEO, and Robert Bowdring as Treasurer and Secretary; however, Dr. Ranoux, Ms. Karloff and Mr. Bowdring remained the sole members of our Board of Directors.  Also, Mr. Bowdring, who served as our Chief Financial Officer (and principal accounting officer) from 2009 to March 2013, was elected our Acting Chief Financial Officer (and acting principal accounting officer) in March 2017. On April 5, 2017, Dr. Claude Ranoux resigned from the Board of Directors and on April 7, 2017 Dr. Kevin Doody, a world renowned fertility specialist was elected to the Board of Directors to fill the vacancy created by Dr. Ranoux’s resignation.  We do not maintain key man life insurance on the lives of any these individuals.

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

Any of these factors could have a material adverse effect on our business, results of operations and financial condition.  During the period 2011 through 2016 we sold products in certain international markets mainly through independent distributors, and this strategy is anticipated to continue for the foreseeable future.  If a distributor fails to meet annual sales goals, it may be difficult and costly to locate an acceptable substitute distributor.  If a change in our distributors becomes necessary, we may experience increased costs, as well as a substantial disruption in operations and a resulting loss of revenue.

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

During the period from 2011 through March 2013, we had only two directors, one of which was also our President and Treasurer, and the other was our Chief Executive Officer (CEO) and Secretary.  When our Chief Financial Officer (and principal accounting officer) resigned and became a consultant in March 2013, he was elected as our third director.  We had no independent directors during this period.  From March 2013 to September 2016 we had three directors, of whom two were officers and full-time employees and one was not then an officer but was a consultant.  In September 2016 Dr. Claude Ranoux’s service as an officer was ended but he remained a director, Kathleen Karloff was elected Chairman, President and CEO and remained a director, and Robert Bowdring was elected Treasurer and Secretary and remained a director.  In March 2017 Mr. Bowdring was also elected as the Acting Chief Financial Officer (and acting principal accounting officer) while remaining a consultant to INVO.  In April 2017 Dr. Claude Ranoux resigned from the Board of Directors and, shortly thereafter Dr. Kevin Doody was elected to the Board to fill his vacancy. Accordingly, we have not established board committees comprised of independent members to oversee functions like governance, compensation or audit items.  Otherwise stated, during the period 2011 through 2016, we did not have a compensation or audit committee and, since we did not have an audit committee, we did not have an audit committee financial expert serving on an audit committee.

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

The Company believes that the healthcare industry will continue to be subject to increasing regulation as well as political and legal action, as future proposals to reform the health care system are considered by Congress and state legislatures. In 2010, the United States enacted major health care reform legislation (the Patient Protection and Affordable Care Act). Various insurance market reforms have advanced and state and federal insurance exchanges were launched in 2014. By the end of the decade, the law is expected to expand access to health care to about 32 million Americans who did not previously have insurance coverage. The Company does not know how laws and regulations will change in the future and affect our business.

We are planning clinical trials related to newer technologies that may prove unsuccessful.

We will be conducting clinical trials related to expanding the use of the INVOcell indications and potentially lowering the cost of the INVOcell Intravaginal Culture System.  While we anticipate positive outcomes of these clinical trials, an unsuccessful trial could adversely affect both a possible expanded market for this product and the receipt of FDA clearance for the particular indications and products being tested.

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

In 2016 and 2015 our Chief Executive Officer & Chairperson, Kathleen Karloff, our then President & Director, Dr. Claude Ranoux (until April 2017), and Robert Bowdring, our then CFO (until March 2013) & Director, own a considerable percentage of the Company’s common stock. As a result, if they acted together, our directors could have a significant impact, and could potentially exert some control over, matters requiring approval by our stockholders.

The following table represents the director’s ownership for 2016 and 2015 of outstanding common stock:

	2016	2015
Kathleen Karloff	8.6%	8.9%
Claude Ranoux	19.3%	19.1%
Robert Bowdring	7.5%	6.9%

Total Ownership	35.4%	34.9%

Total shares Outstanding	140,596,646	137,085,646

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

A disagreement among the three members of our Board of Directors may also occur, especially since in late 2016 Ms. Karloff and Mr. Bowdring removed Dr. Ranoux as an employee and officer of the Company and April 2017 Dr. Ranoux resigned from the Board of Directors.

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

This Form 10-K will not make the Company “current” in its filing obligations, which means it retains certain potential liability and is not eligible to use certain forms or rely on certain rules.

The Company’s failure to file all required reports (e.g., Form 10-Ks and Form 10-Qs) means the Company remains potentially liable under the Exchange Act for those delinquencies, and the filing of this Form 10-K for 2016 and the previous comprehensive Form 10-K for fiscal years 2011 to 2015 does not prevent the enforcement staff of the SEC from taking action as a result of those filing delinquencies.  Until all of the missing reports are filed, the Company will not be “current” for purposes of Rule 144, Regulation S, and Form S-8 registrations statements, and the Company would not be eligible to use Form S-3 until it establishes the required history of making timely filings.  Further, until all missing reports are filed, investors may not be able to review certain financial and other disclosures that would be contained in those missing reports.

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

Our Articles of Incorporation and applicable Nevada law provide for the indemnification of our directors, officers, employees and agents, under certain circumstances, against liabilities, including attorney’s fees and certain other expenses, incurred by them in any litigation to which they become a party arising from their association with or activities on our behalf.  We will also bear the expenses of any such litigation for any of our directors, officers, employees, or agents, upon such person’s written promise to repay us if it is ultimately determined that any such person was not have been entitled to indemnification.  This indemnification policy could result in substantial expenditures by us, which we will be unable to recoup.

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

We have a trading symbol for our common stock (“IVOB”), which had permitted our shares to be quoted on the Over-the-Counter Bulletin Board (“OTCBB”) until February 23, 2011. On February 2011 an OTC system change was made, as a result of which we ceased trading on OTCBB and began trading on the middle tier of the OTC Markets Group Inc. (commonly referred to as the “OTCQB”) under our same symbol (“IVOB”). In May 2012 we moved to the OTC Pink category because we were no longer reporting to the SEC.

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

We have issued and may continue to issue shares of our common stock and we have incurred and may continue to incur debt, which may be convertible into shares of our common stock, to satisfy certain of our financial obligations.  If a trading market develops for our common stock, we may attempt to raise capital by selling shares of our common stock, possibly with warrants, which may be issued or exercised at a discount to the market price for our common stock.  These actions would result in dilution of the ownership interests of existing shareholders, and may further dilute the common stock book value, and that dilution may be material.  Such issuances may also serve to enhance existing management’s ability to control INVO because the shares may be issued to our officers, directors, new employees, or related parties and may be on a non-arm’s length basis.

We may be subject to the penny stock rules, which will make the shares of our common stock more difficult to sell.

We may be subject now and in the future to the SEC’s “penny stock” rules if our shares of common stock sell below $5.00 per share.  Penny stocks generally are equity securities with a price per share of less than $5.00.  The penny stock rules require broker-dealers to deliver a standardized risk disclosure document prepared by the SEC, which provides information about penny stocks and the nature and level of risks in the penny stock market.  The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson, and monthly account statements showing the market value of each penny stock held in the customer’s account.  The bid and offer quotations, and the broker-dealer and salesperson compensation information must be given to the customer orally or in writing prior to completing the transaction and must be given to the customer in writing before or with the customer’s confirmation.

In addition, the penny stock rules require that prior to a transaction the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction.  The penny stock rules are burdensome and may reduce purchases of any offerings and reduce the trading activity for shares of our common stock.  As long as our shares of common stock are subject to the penny stock rules, the holders of such shares of common stock may find it more difficult to sell their securities.

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

We have never paid any dividends and have not declared any dividends through 2016 and to date. Our board of directors does not intend to distribute dividends in the near future.  The declaration, payment and amount of any future dividends will be made at the discretion of the board of directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors as the board of directors considers relevant.  There is no assurance that future dividends will be paid, and, if dividends are paid, there is no assurance with respect to the amount of any such dividend.

We may have difficulty raising necessary capital to fund operations because of the thin market and market price volatility for our shares of common stock.

Throughout 2016 there has been a thin market for our shares, and the market price for our shares has been volatile.  In recent years, the securities markets in the U.S. and around the world have experienced a high level of price and volume volatility, and the market price of securities of many companies have experienced wide fluctuations that have not necessarily been related to the operations, performances, underlying asset values or prospects of such companies.  For these reasons, our shares of common stock can also be expected to be subject to volatility resulting from purely market forces over which we will have no control.  We require additional financing to continue to develop and exploit existing and new products and services related to our industries and to expand into new markets.  The exploitation of our products and services may be dependent therefore upon our ability to obtain additional financing through debt and equity or other means, as to which there is no assurance.  The thin market for our shares, and the volatility in the market price for our shares, may adversely affect our ability to raise needed additional capital.

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

Item 2.  Properties

During 2011 through 2016 we did not own any real property, but operated from leased facilities.  We are on a month to month lease for our principal executive office located at 407R Mystic Avenue, Suite 34C, Medford, MA 02155. We moved into this facility in November 2012.  This facility is rented from a related-party.  See Item 13 “Certain Relationships and Related Transactions, and Director Independence.”  Prior thereto, we rented facilities at 100 Cummings Center, Beverly, MA, Our current leased facilities are sufficient for at least the near-term.

Item 3.  Legal Proceedings

INVO Bioscience, Inc., and two of its directors have been, since 2010, defending litigation brought by investors in an alleged predecessor of INVO Bioscience.  On March 24, 2010, INVO Bioscience, Inc. and its corporate affiliate, Bio X Cell, Inc., Claude Ranoux, and Kathleen Karloff were served an Amended Complaint, the original of which was filed on December 31, 2009 at the Suffolk Superior Court Business Litigation Session by two terminated employees of Medelle Corporation (also named as a co-defendant but no longer active), who are also attorneys, and a former investor in and creditor of Medelle.  These plaintiffs allege various claims of wrongdoing relating to the sale of assets of Medelle to Dr. Ranoux.  Plaintiffs claim that Dr. Ranoux, Ms. Karloff, and Medelle (and therefore INVO Bioscience as an alleged successor corporation) violated alleged duties owed to plaintiffs in connection with the sale.  Separate claims were also alleged against INVO Bioscience.

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

On October 18, 2016, following motions and argument, the Superior Court issued a memorandum of decision and order denying plaintiffs’ motion for entry of default judgment and assessment of damages against Medelle and allowed the motion of INVO Bioscience, BioXcell, and Ms. Karloff for entry of final judgment of dismissal.  The foregoing order was converted to a final judgment dismissing all claims against all defendants and entered on the docket on October 27, 2016.

On November 28, 2016, plaintiffs filed an amended notice of appeal from the Superior Court’s decision of October 17, 2016 and the subsequent judgment entered on October 27, 2016.  The appeal further challenges the order of dismissal from November, 2010.  Plaintiffs did not appeal from the dismissal of the claims against Ms. Karloff, so the judgment in her favor is now final, leaving claims against INVO Bioscience, Bio X Cell, Medelle, and Dr. Ranoux.

INVO Bioscience and Bio X Cell intend a vigorous opposition to the current appeal, consistent with their previous positions that no breach of duty occurred in the sale of Medelle’s assets. It is assumed by INVO Bioscience that Dr. Ranoux will oppose the appeal as well.

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

Item 4.  Mine Safety Disclosures.

Not Applicable

Part II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Trading of our shares of our common stock is on the OTC Pink tier of the over-the-counter (“OTC”) market under the symbol “IVOB.”  The OTC Pink tier is the lowest tier of three marketplaces for over-the-counter stocks offered by OTC Market Group.  In May 2012 trading of our shares moved to this OTC Pink category because we were no longer currently reporting to the SEC. Investors can find Real-Time quotes and market information on the Company on www.otcmarkets.com.

Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily reflect actual transactions.

The table below presents the range of high and low sales prices of shares of our common stock by calendar quarter for the last two full fiscal years, on the applicable market, as reported by Yahoo Finance.

Dates	High	Low

January 1, 2016 to March 31, 2016	$.72	$.35
April 1, 2016 to June 30, 2016	$.52	$.30
July 1, 2016 to September 30, 2016	$.45	$.23
October 1, 2016 to December 31, 2016	$.45	$.20

January 1, 2015 to March 31, 2015	$.32	$.21
April 1, 2015 to June 30, 2015	$.69	$.10
July 1, 2015 to September 30, 2015	$.51	$.36
October 1, 2015 to December 31, 2015	$1.49	$.37

As of December 31, 2016 and 2015, there were 140,596,646 and 137,085,646 shares, of registrant’s common stock were outstanding, respectively.

Information required with respect to Equity Compensation Plans in this Item 5 is included in Item 12 on page 40 of this report on Form 10-K.

Stockholders

As of December 31, 2016 and 2015 the number of holders of record of Registrant’s Common Stock was approximately 132 and 120, respectively. However, registrant estimates that it has a significantly greater number of beneficial holders of its common stock because a number of shares of registrant’s common stock are held of record by broker-dealers for their customers in street name.

Dividend Policy

We have never declared or paid a dividend on our common stock.  We intend to retain future earnings (if any) to fund development and growth of our business, rather than to pay them as dividends, for the foreseeable future.

Compensation Plan

During the periods of 2016 and 2015, we do not have any equity compensation plans in place.  We intend to implement equity compensation plans in the future when and as we deem appropriate.

Submission of Matters to a Vote of Security Holders

From 2010 through 2016, the company’s shareholders were not asked to vote on any matters.  The last shareholders vote was taken during the fourth quarter of the fiscal year ended December 31, 2008, when the shareholders of INVO Bioscience were requested to vote on the Share Exchange between Emy’s Salsa AJI Distribution Company, Inc. and Bio X Cell, Inc.  See the Form 8-K filed December 8, 2008.  The shareholders of both companies approved the transaction.

Recent Sales of Unregistered Securities

As detailed below, from time to time through 2017 the Company sold shares of its common stock to accredited investors to raise working capital, and issued shares of its common stock to employees and consultants who had not been paid in cash.

During 2009, pursuant to Section 4(2) of the Securities Act, we issued senior secured convertible notes (“Bridge Notes”) payable to investors for $545,000.  The Bridge Notes carried interest at rates from 10% to 12% per annum, and were due in full one year from the date of their issuance.  Principal and interest on the Bridge Notes was convertible into restricted shares of common stock at a conversion price of $0.10 per share (the “Original Conversion Price”), subject to adjustment.  We also issued, pursuant to Section 4(2) of the Securities Act, warrants to purchase 5,750,000 shares of common stock at $0.20 per share.  All of the warrants have expired unexercised.  In November and December 2009, principal aggregating $235,000 of the Bridge Notes was converted into shares of restricted common stock. In May 2015 principal aggregating $300,000 of the Bridge Notes was converted into shares of restricted common stock, leaving an outstanding note balance of $10,000 as of December 31, 2016.

In May 2016, pursuant to Section 4(2) of the Securities Act, the company issued 500,000 shares of restricted common stock with a fair value of approximately $90,000 to consultants; and pursuant to Rule 701 the Company issued 3,011,000 shares of restricted common stock with a fair value of $1,174,000 to employees, and interns for services.

In March 2017, pursuant to Section 4(2) of the Securities Act, the company issued 196,000 shares of restricted common stock with a fair value of $37,770 to service providers.

In March 2017, pursuant to Section 4(2) of the Securities Act, we negotiated the conversion of $10,000 of past due Bridge Notes and accrued interest into 341,000 shares of restricted common stock.

In April 2017, pursuant to Section 4(2) of the Securities Act, the company issued 51,750 shares of restricted common stock with a fair value of $17,201 to service providers

Item 6.  Selected Financial Data

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

Background

The previous management of Emy’s (our predecessor) determined that it was in the best interests of Emy’s shareholders to agree to the Share Exchange to acquire Bio X Cell, Inc., a Massachusetts company (d/b/a/ “INVO Bioscience”).  Bio X Cell, Inc. had developed patented technology, the INVOcell and the INVO procedure, designed to be less expensive and an alternative to conventional IVF.  As part of the Share Exchange, Emy’s ceased the salsa distribution business and was re-named INVO Bioscience, Inc., and Bio X Cell, Inc. became its’ wholly-owned subsidiary.

The Share Exchange was accounted for as a “reverse merger” because the former Bio X Cell shareholders owned a majority of the outstanding shares of common stock of Emy’s immediately following the Share Exchange.  Bio X Cell was deemed the acquirer in the reverse merger.  Consequently, the assets and liabilities and the historical operations that are reflected in the financial statements prior to the Share Exchange were those of Bio X Cell and were recorded at the historical cost basis of Bio X Cell and the consolidated financial statements after completion of the Share Exchange include the assets and liabilities of Bio X Cell and historical operations of Bio X Cell.  The financial results included in this Form10-K are based on INVO Bioscience’s audited balance sheet as of December 31, 2016  and 2015 and related audited statements of operations and stockholders’ deficiency and statements of cash flows for the periods ended December 31, 2016 and 2015 respectively.

Overview

We are a company that has begun to commercialize our proven and patented technology outside of the United States that we believe will revolutionize the treatment of infertility, assisting infertile couples in having a baby.  Our device, the INVOcell, and the INVO procedure are designed to provide an alternative infertility treatment for the patient and the clinician; it is less expensive and simpler to perform than traditional IVF. The simplicity of the INVO procedure relates to the ability to potentially perform the infertility procedure without the need of a complex embryology lab and at a much lower overall cost than In-vitro fertilization (“IVF”) .  Therefore, we believe that the INVO procedure will be available in many more locations than conventional IVF, especially outside the United States.  INVO also allows conception and embryo development to take place inside the woman’s body; we believe this is an attractive feature for most couples.

Sales and Marketing

Our primary focus is the sale of the INVOcell device and training doctors and clinicians in the INVO technology to assist infertile couples in having a baby.  We believe that our proven INVOcell procedure is an effective low cost alternative to current treatments.  Along with being offered as an option in traditional IVF clinics, the INVO technique may be provided in a physician’s office.  Therefore, the INVO device and technique may be offered by physicians around the world to couples who do not have access to IVF facilities.   Currently, we are authorized to sell the INVOcell device in the United States as of November 2015 after receiving DeNovo class II clearance from the US Food & Drug Administration (FDA) as well as in certain international markets.   We have established agreements with distributors and have trained physicians around the world in places such as Canada, South and Central America, India, and the Middle East.

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

During 2016, the Company has marketed its products strategically utilizing its limited resources in the most economical fashion possible.  We focused most of our efforts on starting the sales in the United States after the FDA clearance in November 2015.

INVO Bioscience attended the American Society of Reproductive Medicine (ASRM) Congress in Baltimore MD in October of 2015 based on the assumption the US FDA would grant clearance of the INVOcell and INVO Procedure in the near future.  At this meeting INVO met several physicians that were interested in being early adopters of the INVO Procedure as soon as FDA clearance was received, FDA clearance was granted in November 2015.  During 2016, Dr. Ranoux traveled and trained a number of existing fertility centers in Utah, Arizona, Texas, New Hampshire, Vermont, Virginia and 3 centers in California that were contacts from the 2015 ASRM Conference.

INVO Bioscience presented at a booth for the first time post-FDA approval at the 2016 ASRM Congress. The INVOcell was well received by many physicians, embryologists and distributors. During the meeting many contacts were made to try to expand the sale of the INVOcell going forward.  Dr. Ranoux held a roundtable discussion with physicians at both the 2015 and 2016 ASRM Congresses.  This also helped to explain our process to physicians which we believe will help the market gain knowledge of our process and device

As mentioned, in September 2016 Dr. Ranoux is ceased to be involved in the day to day operations of INVO, and was therefore no longer conducting training for the company.  The company entered into a consulting agreement with Dr. Kevin Doody of CARE / Effortless IVF in Bedford Texas in October 2016 to assume the role of our corporate INVO trainer.  On November 19, 2016, Dr. Doody held the first training session in his facility in Bedford Texas for a group of doctors and embryologists recruited at the 2016 ASRM Conference. The training was successful and the participants were extremely positive about offering INVO to their patients.  The Company plans on having training for physicians and embryologists by Dr. Doody every other month in his Bedford Texas facility, focusing on new participants offering of the INVOcell and INVO procedure.

The company’s main focus throughout 2017 will be to recruit doctors in the United States to offer the INVO procedure in their locations.

In 2016, a Canadian company, Effortless IVF Canada, started a build out of a new facility in Calgary Canada to offer the INVO procedure exclusively.  The company raised money through an offering of pre-priced INVO cycles to patients.  Over 100 woman signed up to have the INVO procedure when the clinic opens in Q2 of 2017.  Effortless IVF is planning on building 10 Effortless IVF clinics throughout Canada over the next few years.

In the second quarter of 2016, the first post-FDA cleared US baby from the INVOcell and INVO procedure was born in Texas.

Physicians outside the United States have demonstrated that their patients would like to see current success rates within their own geographic and cultural areas.  We have and will continue to assist them in sponsoring clinical and marketing trials for “in-country” data.  One of the things we have found is that, without an INVO Bioscience employee or representative “in country” focused on the INVO technology, our sales and opportunities were limited. We have learned that we have to be continually following up with the doctors and distributors and have a regular in person presence to move the process forward in a particular country. In addition, because of the registration process for “local results” in certain geographic and cultural areas, along with limited resources to assist in moving things forward in countries, revenues were significantly less than we anticipated for the past five years.  However, we are continuing to receive international registration requests and notifications as well as receiving favorable initial local results that will be used for regional marketing campaigns.  We believe that we will begin increasing revenues in the future; however, our growth is limited by both the registration processes that we must undertake as well as our limited capital resources to have people in country to follow up, and therefore we anticipate that revenues will continue to be lower than we originally anticipated for the next few years.  Although some doctors from other countries have come to us for the INVO procedure and we are working with them to launch INVO, our primary internal focus will be the United States in 2017.

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

Our most significant challenge in growing our business has been our limited resources.  As of December 31, 2015, we generally require approximately $125,000 per month to fund our current normal operations.  Over the years we have reduced this to an absolute basic amount by, among other things, officers and directors not taking salaries and not engaging in certain activities so that we could avoid incurring certain expenses  (such as travel and marketing costs). This basic amount will increase as we expand our sales and marketing efforts and develop new products and services; however, if we do not raise additional capital in the near future we will have to maintain the “only the basics” state we are in.  Our cash needs are primarily attributable to funding our sales and marketing efforts, strengthening our training capabilities, satisfying existing obligations, funding a future U.S. FDA clinical trial for additional product indications, and building an administrative infrastructure, including costs and professional fees associated with being a public company.

We believe we are taking the necessary steps to ultimately provide the company with the capital resources we need to execute our business plan and grow the business. After filing this Annual Report on Form 10-K, we intend to quickly follow up by the filing of our quarterly results for 2016 on Forms 10-Q, and for the first quarter of 2017 on Form 10-Q.  Then we intend to engage appropriate firms to assist us in seeking to raise new capital (as to which there can be no assurance we will be successful).

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

Selling, general and administrative expenses were approximately $2,146,000 and $599,000 respectively for the years ended December 31, 2016 and 2015.  Throughout this period, we continued to control our spending and use our resources carefully.  The $1,500,000 of higher selling, general and administrative expenses in 2016 was due to increased spending in a number of areas; for example training increased by $17,000, tradeshows and advertising by $27,000, website and investor relations by $28,000, the addition of a person on accrued payroll $90,000, $140,000 in accounting and legal fees and the Board of Directors issued shares to the Board, Consultants and interns who were working without compensation for a total of $1,264,000.

Throughout the period 2015 to 2016 we incurred annual net losses as we continued to market our product and proprietary process as we endeavored to increase our revenue base.  It is expected that we will continue to generate net losses through 2017.

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

For the years ended December 31, 2016 and 2015, we had net losses of approximately $2,124,000 and $4,959,000, respectively. The net loss in 2015 was significantly higher than 2016 due to the loss on the settlement of the 2009 Notes; the loss is the difference between the market price of the stock in May of 2015 (when the 2009 Notes were converted) compared to the conversion price issued in 2009.  We had a working capital deficiency in both 2016 and 2015.  As of December 31, 2016 our stockholder’s deficiency was approximately $4,600,000 compared to $3,800,000 as of December 31, 2015 and cash used in operations was approximately $324,000 for 2016 compared $152,000 for the year ended December 31, 2015.  This raises substantial doubt about our ability to continue as a going concern.  Our ability to continue as a going concern is dependent on, among other things, our ability to raise additional capital and implement our business plan.  See “Risk Factors.”  Our financial statements attached do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Recent Accounting Pronouncements

In November 2016, the FASB issued ASU 2016-18 (Topic 230), Statement of Cash Flows: Restricted Cash, which provides guidance on the classification of restricted cash in the statement of cash flows. The amendments in this ASU are effective for the Company’s annual reporting for fiscal 2018, with early adoption permitted. The amendments in the ASU should be adopted on a retrospective basis. The adoption of this standard is not expected to have a material impact on the Company’s financial statements.

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

In July 2015, the FASB issued ASU No. 2015-11, “Inventory (Topic 330), Simplifying the Measurement of Inventory”. This concept requires that an entity should measure inventory within the scope of this ASU at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Substantial and unusual losses that result from subsequent measurement of inventory should be disclosed in the financial statements. This new guidance is effective for the Company beginning in fiscal 2018. The Company is currently in the process of assessing the impact of this ASU on its consolidated financial statements.

In January 2015, the FASB issued ASU No. 2015-01, “Income Statement - Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.”  This eliminates the concept of extraordinary items in an entity’s income statement. Extraordinary classification outside of income from continuing operations was previously considered only when evidence clearly supported its classification as an extraordinary item.  Extraordinary items were events and transactions that were distinguished by their unusual nature and by the infrequency of their occurrence. The ASU eliminates the need to separately classify, present and disclose extraordinary events. The disclosure of events or transactions that are unusual or infrequent in nature will be included in other guidance. This new guidance is effective for the Company beginning in fiscal 2017. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s financial statements.

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

Introduction

This Form 10-K includes, Supplementary Data including summarized quarterly financial condition and results of operations for the quarters ended March 31, June 30 and September 30, 2016,. This review should be read in conjunction with the Financial Statements and Supplementary Data, which are included in Item 8 of this comprehensive Form 10-K.

Results of Operations

Comparison of the years ended December 31, 2016 and 2015

Net Sales and Revenues

Net sales and revenues for year ended December 31, 2016 were approximately $51,000 compared to approximately $12,000 for the same twelve month period ended December 31, 2015. This improvement is the initial result of INVO Bioscience receiving FDA clearance of its INVOcell product in November 2015 a goal it had been working in since 2007.  These revenues include the shipment of both free and lower introductory price products as we start to penetrate the U.S. reproductive market.  We anticipate we will continue to offer these promotions as we continue to reach out to new doctors and embryologists so they may see the benefits of INVO’s new and disruptive technology.

Cost of goods sold for the twelve months ended December 31, 2016 were $15,000 or approximately 30% of revenues compared to $8,000 or approximately 67% of revenues for the year ended December 31, 2015. We believe that the 2016 costs are a more representative expectation of what our costs will be as we move forward.  2015’s costs at approximately 67% ($8,000) was the result of less sales causing our cost of sales percentage to be higher because we had less items sold to spread the fixed overhead costs over. We are taking steps to continually lower our costs and improve our gross margin while delivering high quality products for a fair price.

Selling, General and Administrative Expenses

Selling, general and administrative expenses of $2,146,000 increased over $1.5 million dollars in the year ended December 31, 2016 compared to the year ended December 31, 2015 from $599,000. This was the result of the issuance of 3,511,000 shares of restricted common stock, a non-cash expense of $1,264,000 to the employees, consultants and interns for their efforts and service to INVO in 2015 and 2016 without compensation. Due to the generosity of a few investors who believed in the long term opportunity the Company offered, these investors made direct investments for restricted common stock during the latter half of 2015 as outlined in the previous Annual Report filed on Form 10-K on March 17, 2017. During 2016 INVO Bioscience was able to start to market the INVOcell and INVO Procedure. We launched our new website, started small e-mail and direct mail campaigns along with an advertising piece to let doctors know we were now allowed to offer our products and services in the United States.  In addition we were able to market and demonstrate the INVOcell for the first time at the Annual American Society Reproductive Medicine (ASRM) Congress held in Salt Lake City, Utah. The product and the Company were very well received and had a lot of visitors and interest during the three days of the Congress. We had increased expenses in the areas of training, distribution of free INVOcell devices for demonstration and practice, legal and accounting as we started the process of again becoming compliant with our SEC filings.   Outside of these items as in all the years past, the Company kept tight control over spending and only purchased the required basic services.

The majority of the expenses incurred in 2015 back to 2011 were either paid for with restricted common stock or are still owed to some key partners who have been very supportive and willing to work with and wait for INVO Bioscience to be successful.

Research and Development Expenses

The Company did not spend any funds on research and development (“R&D”) in 2016 or 2015 as it believes its products are ready for market as is.  Our limited resources were devoted to basic corporate expenses and training new distributors and physicians. We do not anticipate any spending in R&D in the foreseeable future as we expect to continue to focus our resources on training new doctors on our current products and patent protection.

Interest Expense, Financing Fees and Loss on Settlement of Debt

Interest expense and financing fees decreased to approximately $14,000 for the year ended December 31, 2016 compared to approximately $32,000 for the same period in 2015. This was the result of a majority of the 2009 noteholders converting their notes into restricted shares of common stock in the second quarter of 2015. The expense is the difference of the conversion price of the notes and accrued interest compared to the market price on the day of the conversion.  See Notes 6 and 8 in the consolidated financial statements included herein.  This 2015 transaction also caused a loss on the settlement of that debt in the amount of $4,332,000 in the twelve months ended December 31, 2015. The reduction in this expense area in 2016 is the result of not having a similar transaction in the year ended December 31, 2016.

Income Taxes

The Company had aggregate unused net operating losses at December 31, 2016 and 2015, of approximate $17,943,000 and $15,819,000, respectively, which expire at various times through 2036 and are subject to limitations of Section 382 of the Internal Revenue Code of 1986, as amended.  The deferred tax asset related to the net operating loss carry forward was approximately $7,177,000 and $6,327,000 at December 31, 2016 and 2015, respectively.

The Company has provided valuation reserves against the full amount of the net operating loss benefit, since in the opinion of management based upon the earning history of the Company, it is more likely than not that the benefits will not be realized.

Net Loss

The net loss for the twelve months ended December 31, 2016 was approximately $2,124,000 as compared to a net loss of approximately $4,959,000 for the same twelve month period in 2015. The primary reason for the decrease in net loss was due to finance charge the Company incurred as a result of a majority of the 2009 convertible note holders exercising their right to convert the notes and accrued interest into restricted shares of common stock during 2015.  This event resulted in loss in the settlement of debt of $4,332,000.

Liquidity and Capital Resources

As stated in previous filings, our lack of financial resources continues to be our major challenge.

As of December 31, 2016, we had approximately $152,000 in cash compared to approximately $492,000 at December 31, 2015.  Net cash used by operating activities in 2016 was approximately $324,000, as compared to net cash used by operating activities of approximately $152,000 for 2015.  The increase in net cash used was due to having funds available after investments in shares of our restricted common stock made by three generous investors during 2015.  We were able to start 2016 with funding for expanded training and promotions for the US market. It also allowed us to start the process of again becoming compliant in our filings with the SEC. In 2015 funds were used for patent protection, FDA related testing, audits and registrations, legal fees, and basic office support (such as rent, telephone and our website).  Since early 2009, all current employees and directors have continued to assist INVO Bioscience in its funding requirements by deferring their compensation.

In 2016, INVO Bioscience invested $15,700 in a new mold to produce its own retention device to allow us to offer a lower cost alternative to our customers. Currently we are procuring the basic FDA cleared retention device from a noted and reputable third party and then having it customized to our specifications at a local ISO 13485 Certified and FDA inspected facility. No cash was used from 2011 to 2015 in investing activities.

During 2016 no cash was provided by financing activities. The Company did convert $131,722 in outstanding accounts payable invoices into a three year 5% note payable with a vendor who has been supportive of us since 2010.  In 2015 net cash provided by financing activities was $625,000, as we received $645,000 from three existing shareholders.  One shareholder exercised two warrants he received with his 2012 investments so as to contribute $120,000 in capital. One shareholder purchased $275,000 of restricted shares of common stock and the other shareholder purchased $250,000 of restricted shares of common stock. Offsetting these investments, $20,000 was used in 2015 to make a payment on a promissory note owed to a related-party.

Our registered independent certified public accountants have stated in their report dated April 20, 2017, that we have generated negative cash outflows from operating activities, experienced recurring net operating losses, and are dependent on securing additional equity and debt financing to support our business efforts.  As reflected in their audit report, our registered independent certified public accountants indicated that these factors, among others, raise substantial doubt about our ability to continue as a going concern.

Our existing cash resources, cash flow from operations and short-term borrowings or from management will not provide adequate resources for supporting operations during fiscal 2017.   We continue to seek alternative funding to execute our business plan.  Although there can be no assurance that an additional source of funding will materialize, we currently believe that we will be able to obtain the funding we need to continue to grow our business.  However, if we do not raise additional capital in the near future we will have to further curtail our spending and downsize or cease our operations.

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

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
INVO Bioscience, Inc.
Medford, MA 02155

We have audited the accompanying consolidated balance sheets of INVO Bioscience, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of losses, statement of stockholders’ deficiencies, and cash flows for each of the years ended December 31, 2016 and 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements based upon our audits

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of INVO Bioscience, Inc. at December 31, 2016 and 2015 and the results of its operations and its cash flows for each of the years ended December 31, 2016 and 2015 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company had  a stockholders’  deficiency of $4,618,000 as of December 31, 2016, and will require additional cash to fund and continue operations, which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Liggett & Webb, P.A.
Liggett & Webb, P.A.

April 20, 2017
New York, New York

INVO Bioscience, Inc.
CONSOLIDATED BALANCE SHEETS

	As of December 31,	As of December 31,
	2016	2015
ASSETS
Current assets
Cash	$152,404	$492,004
Accounts receivable, net	2,794	1,346
Inventory	85,210	65,420
Prepaid expense	10,980	-
Total current assets	251,388	558,770

Property and equipment, net	15,700	-

Other Assets:
Capitalized patents, net	19,138	21,016
Total other assets	19,138	21,016

Total assets	$286,226	$579,786

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities
Accounts payable and accrued liabilities, including related parties	$974,872	$1,025,510
Accrued compensation	3,576,390	3,090,390
Note payable - related party	210,888	210,888
Convertible notes	10,000	10,000
Total current liabilities	4,772,150	4,336,788

Notes payable - longterm	131,722	-

Total liabilities	4,903,872	4,336,788

Commitments and contingencies (Note 11)

Stockholder’s deficiency
Preferred Stock, $.0001 par value; 100,000,000 shares authorized; No shares issued and outstanding as of December 31, 2016 and 2015	-	-
Common Stock, $.0001 par value; 200,000,000 shares authorized; 140,596,646 and 137,085,646 issued and outstanding as of December 31, 2016 and December 31, 2015, respectively.	14,059	13,708
Additional paid-in capital	13,311,263	12,048,006
Accumulated deficit	(17,942,968)	(15,818,716)
Total stockholder’s deficiency	(4,617,646)	(3,757,002)

Total liabilities and stockholders’ deficiency	$286,226	$579,786

The accompanying notes are an integral part of these consolidated financial statements.

INVO Bioscience, Inc.
CONSOLIDATED STATEMENTS OF LOSSES

	Year Ended	Year Ended
	December 31,	December 31,
	2016	2015

Revenue	$50,901	$11,689
Cost of goods sold	15,094	7,810

Gross margin	35,807	3,879

Selling, general and administrative expenses	2,146,221	598,953
Total operating expenses	2,146,221	598,953

Loss from operations	(2,110,414)	(595,074)

Other (Income) Expenses:
Loss on settlement of debt	-	4,332,155
Interest expense	13,838	32,018
Total other expenses	13,838	4,364,173

Loss before income taxes	(2,124,252)	(4,959,247)

Provisions for income taxes	-	-

Net loss	$(2,124,252)	$(4,959,247)

Basic net loss per weighted average shares of common stock	$(0.02)	$(0.04)

Diluted net loss per weighted average shares of common stock	$(0.02)	$(0.04)

Basic weighted average number of shares of common stock	139,186,557	128,567,615

Diluted weighted average number of shares of common stock	139,186,557	128,567,615

The accompanying notes are an integral part of these consolidated financial statements.

INVO Bioscience, Inc.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
For the Period January 1, 2015 to December 31, 2016

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance, December 31, 2014	119,732,270	$11,973	$6,488,527	$(10,859,469)	$(4,358,969)

Common stock issued for cash in February 2015	125,000	13	24,987	-	25,000
Common stock issued for convertible notes & interest May 2015	12,470,900	1,247	4,823,649	-	4,824,896
Common stock issued for cash of warrant conversion in June 2015	750,000	75	59,925	-	60,000
Common stock issued for cash of warrant conversion in Sept 2015	1,000,000	100	59,900	-	60,000
Common stock issued for services in October 2015	119,000	11	53,537	-	53,548
Common stock issued for cash in October 2015	1,000,000	100	499,900	-	500,000
Common stock issued for services in December 2015	1,888,476	189	37,581	-	37,770
Net loss for the twelve months ended December 31, 2015	-	-	-	(4,959,247)	(4,959,247)
Balance, December 31, 2015	137,085,646	13,708	12,048,006	(15,818,716)	(3,757,002)

Common stock issued for services	3,511,000	351	1,263,257	-	1,263,608
Net loss for the twelve months ended December 31, 2016	-	-	-	(2,124,252)	(2,124,252)
Balance, December 31, 2016	140,596,646	$14,059	$13,311,263	$(17,942,968)	$(4,617,646)

The accompanying notes are an integral part of these consolidated financial statements.

INVO Bioscience, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	December 31,	December 31,
	2016	2015

Cash flows from operating activities:
Net loss	$(2,124,252)	$(4,959,247)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Loss on settlement of debt	-	4,332,155
Common stock issued for services	1,263,608	91,318
Depreciation and amortization	1,878	5,633
Changes in assets and liabilities:
Accounts receivable	(1,448)	(1,025)
Inventory	(19,790)	(2,965)
Prepaid expenses and other current assets	(10,980)	-
Accounts payable and accrued expenses	82,814	(6,291)
Accrued interest - related party	(1,730)
Accrued compensation	486,000	388,800
Net cash used in operating activities	(323,900)	(151,622)

Cash flows from investing activities:
Payments for property and equipment	(15,700)	-
Net cash used in investing activities	(15,700)	-

Cash flows from financing activities:
Principal payments on loans payable to related parties	-	(20,000)
Proceeds from the sale of common stock	-	645,000
Net cash provided by financing activities	-	625,000

(Decrease) Increase in cash and cash equivalents	(339,600)	473,378

Cash and cash equivalents at beginning of period	492,004	18,626

Cash and cash equivalents at end of period	$152,404	$492,004

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Interest	$-	$-

Taxes	$-	$-

Common stock issued upon note payable and accrued interest conversion	$-	$4,824,896
Note payable issued for accounts payable	$131,722	$-

The accompanying notes are an integral part of these consolidated financial statements.

INVO BIOSCIENCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016 and 2015

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

Through December 31, 2016, we have generated minimal revenues, have incurred significant expenses and have sustained losses.  Consequently, our operations are subject to all the risks inherent in the establishment of a new business enterprise.

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

(D) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.  The Company had the following amounts of cash and cash equivalents on its balance sheets as of December 31, 2016 and 2015 of $152,404 and $492,004 respectively.

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

(H) Loss Per Share

Basic loss per share calculations are computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include securities or other contracts to issue common stock that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the years ended December 31, 2016 and 2015, as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

	Twelve Months Ended December 31,
	2016	2015
Loss to common shareholders (Numerator)	$(2,124,252)	$(4,959,247)
Basic and diluted weighted-average number of common shares outstanding (Denominator)	139,186,557	128,567,615

The Company has excluded the following dilutive securities from the calculation of fully-diluted shares outstanding because the result would have been anti-dilutive:

	Twelve Months Ended December 31,
	2016	2015
Effect of dilutive common stock equivalents:
Warrants	-	-
Convertible notes and interest	3,430,547	3,239,180
Total	3,430,547	3,239,180

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

(L) Concentration of Credit Risk

Cash includes amounts deposited in financial institutions in excess of insurable Federal Deposit Insurance Corporation (FDIC) limits. As of December 31, 2015, the Company had cash balances in excess of FDIC limits of approximately $292,000.

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

(N) Long- Lived Assets

Long-lived assets and certain identifiable assets related to those assets are periodically reviewed for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable.  If the non-discounted future cash flows of the enterprise are less than their carrying amount, their carrying amounts are reduced to the fair value and an impairment loss recognized.  There was no impairment recorded from January 5, 2007 (inception) to December 31, 2016.

(O) Reclassifications

Certain reclassifications have been made in prior year’s financial statements to conform to classifications used in the current year.

(P) Recent Accounting Pronouncements

In November 2016, the FASB issued ASU 2016-18 (Topic 230), Statement of Cash Flows: Restricted Cash, which provides guidance on the classification of restricted cash in the statement of cash flows. The amendments in this ASU are effective for the Company’s annual reporting for fiscal 2018, with early adoption permitted. The amendments in the ASU should be adopted on a retrospective basis. The adoption of this standard is not expected to have a material impact on the Company’s financial statements.

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

The Company commenced operations in December 2008.  In During the year ended December 31, 2016, the Company had a net loss of $2,124,252  and cash used in operations $323,900.  At December 31, 2016, the Company had a working capital deficiency of $4,520,762 and a stockholder deficiency of $4,617,646. This raises substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.

NOTE 3	INVENTORY

The Company had inventory in the following amounts:

	December 31,
	2016	2015
Work in Process	$27,986	$31,997
Finished Goods	57,224	33,423
Total Inventory	$85,210	$65,420

NOTE 4	PROPERTY AND EQUIPMENT

The estimated useful lives and accumulated depreciation for furniture, equipment and software are as follows:

Estimated Useful Life
Molds	3 to 7 years

	December 31,
	2016	2015
Manufacturing Equipment - Molds	$50,963	$35,263
Less: Accumulated Depreciation	(35,263)	(35,263)
Total Property and Equipment, net	$15,700	$-

The Company recorded $0 depreciation expense in 2016 and 2015 as its earlier equipment was fully depreciated. The 2016 asset addition has not been put into production  as of December 31, 2016.

NOTE 5	PATENTS

The Company capitalizes the initial expense related to establishing the patent by country and then amortizes the expense over the life of the patent, typically 20 years.  It then expenses annual filing fees to maintain the patents.  The Company regularly reviews the value of the patent in the market place in proportion to the expense it must spend to maintain the patent.

The Company has recorded the following patent costs:

	December 31,
	2016	2015
Patent Costs	$77,743	$77,743
Less: Accumulated Depreciation	(58,605)	(56,727)
Patent Costs, net	$19,138	$21,016

The Company recorded amortization expense as follows:

Twelve Months Ended December 31,
2016	2015
$1,878	$5,633

In 2011, the decision was made to not to pay the renewal fees and expedite the amortization of the original patent which expired in 2012.  It was also decided to not spend its limited funds in defending the INVO Block patent as it only has value to the Company. The Company continues to pay the annual renewal fees on its active patents.

Estimated amortization expense as of December 31, 2016 is as follows:

Years ended December 31,
2017	$4,536
2018	4,536
2019	4,536
2020	4,536
2021 and thereafter	994
Total	$19,138

NOTE 6	CONVERTIBLE NOTES AND NOTES PAYABLE

Convertible Notes - Bridge Notes

During 2009, the Company issued senior secured convertible notes (“Bridge Notes”) payable to investors in the aggregate amount of $545,000.  The Bridge Notes carry interest rates ranging between 10-12% and were due in full one year from the date of issuance and are past due.  Both the Bridge Notes and the accrued interest thereon are convertible into Restricted Common Stock of the Company at a conversion price of $0.10 per share (the “Original Conversion Price”).  If the Company were to issue any new shares of common stock within 24 months of the date of the Bridge Notes at a price below the Original Conversion Price, then the conversion price of the Bridge Notes would be adjusted to reflect the new lower price.  In addition to the Bridge Notes, the Company issued warrants to purchase 5,750,000 shares of the Company’s Common Stock at a price of $0.20 per share as of the date of this filing. All the warrants have expired.  The Company valued the conversion feature of the Bridge Notes and the warrants issued via the Black-Scholes valuation method.  The total fair value calculated for the conversion feature was $1,473,710; $151,826 was allocated to discount on the Bridge Notes, and $1,341,884 was charged to operations.   The total fair value calculated for the warrants was $1,719,666; $393,174 was allocated to discount on the Bridge Notes, and $1,326,492 was charged to operations. The aggregate discount on the Bridge Notes for the conversion feature and the warrants was $545,000, and the aggregate amount charged to operations was $2,668,371 which was recorded as a derivative liability on the Company’s consolidated balance sheet.

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

In May 2015, the Company negotiated the conversion of certain of the Bridge Notes and accrued interest into shares of common stock.  The Company negotiated these conversions at a price lower than the conversion price stated in the original Bridge Note documents because the Bridge Notes were past due.  These conversions were treated as a restructure of debt on the Company’s financial statements for the twelve months ended December 31, 2015.  $300,000 of the Bridge Notes and accrued interest were converted into 12,470,900 shares of restricted common stock resulting in a loss on debt settlement in the amount of $4,332,155.

The principal balances of the Convertible Notes was $10,000 for both 2016 and 2015. This last note was converted in March 2017.  The related interest for the twelve months ended December 31, 2016 and 2015 was $750  and $14,286 respectively.

In August 2016, INVO Bioscience converted a long time vendor’s outstanding accounts payable balance of $131,722 into a three (3) year 5% notes payable. The note provides for interest only payments on the first and second anniversaries of the note. The note is payable in full along with any outstanding accrued interest on the third anniversary. The Company has the right to prepay the note at any time without a premium or penalty.  The interest on this note for the year ended December 31, 2016 was $2,760.

NOTE 7	NOTE PAYABLE AND OTHER RELATED PARTY TRANSACTIONS

On September 18, 2008, the Company entered into a related party transaction with Dr. Claude Ranoux.  Dr. Ranoux was then the President, Director and Chief Scientific Officer of the Company; as of the date of this filing he is a Director.  Dr. Ranoux had loaned funds to the Company to sustain its operations since January 5, 2007 (inception).  Dr. Ranoux’s total original cumulative investment as of December 31, 2008 was $96,462, as of December 31, 2016 it is $21,888  (“the Principal Amount”) in INVO Bioscience.  On March 26, 2009, the Company and Dr. Ranoux agreed to re-write the agreement to a non-convertible note payable bearing interest at 5% per annum, the term of the note had been extended, and has been extended a couple of additional times, the current repayment date is October 31, 2018.  The Company and Dr. Ranoux can jointly decide to repay the loan earlier without prepayment penalties.  During the twelve months ended December 31, 2016 and 2015, $0 and $20,000 respectively were repaid on the principal of the loan.

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

On December 28, 2009 James Bowdring, the brother of Director Robert Bowdring invested $100,000 acquiring 666,667 shares of restricted common stock.  In April 2011, the Company issued a new short term convertible note (“Q211 Note”) payable to James Bowdring in the amount of $50,000.  The Q211 Note carries a 10% interest rate and was due in full, two months from the date of issuance.  The note was past due and is partially still open, as of this date the balance is $25,000. The Q211 Note is convertible into Common Stock of the Company at a conversion price of $0.03 per share, subject to adjustments.  In addition to the Q211 Note, the Company issued warrants to purchase 1,666,667 shares of the Company’s Common Stock at a price of $0.03 per share, as of this date the warrants have expired.  The Company valued the Q211 Note’s warrants issued as consideration for the notes payable via the Black-Scholes valuation method.  The total fair value calculated for the conversion was approximately $39,500, and for the warrants was approximately $45,500 both of which were recorded as a derivative liability on the Company’s balance sheet.  In September 2011, the Company made a principal payment on the Q211 Note in the amount of $25,000.

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

In Other Related Party Transactions, we have been renting our corporate office from Forty Four Realty Trust which is owned by James Bowdring, the brother of Director, Robert Bowdring since November 2012. It is a month to month rental arrangement for less than the going fair market real estate rental rate. We have been paying $4,800 annually since 2012. In addition the Company purchases stationary supplies and marketing items at discounted rates from Superior Printing & Promotions which is also owned by James Bowdring and is in the same building as our corporate office. INVO Bioscience spent $4,100 and $5,000 with Superior during 2016 and 2015 respectively.

Principal balances of the Related Party loans were as follows:

	December 31,
	2016	2015
Claude Ranoux Note	$21,888	$21,888

James Bowdring – Q211 Note	25,000	25,000

James Bowdring- Q411 Note	10,000	10,000

Kathleen Karloff Note	154,000	154,000

Total	$210,888	$210,888

Interest expense on the Related Party loans was $13,088 and $20,195 for the years ended December 31, 2016 and 2015, respectively.

Accounts payable and accrued liabilities balances include expenses reports for Ms. Karloff, Dr. Ranoux and Mr. Bowdring for expenses they paid for personally related to travel or normal business expenses and are represented in the following table:

	December 31,
	2016	2015
Accounts payable and accrued liabilities	$39,000	$68,002

NOTE 8	STOCKHOLDERS’ EQUITY

Twelve Months Ended December 31, 2016

In May 2016, the Company issued 3,000,000 shares of common stock with a fair value of $1,080,000 to officers for compensation.

In May 2016, the Company issued 511,000 shares of common stock with a fair value of $183,608 to service providers for services performed.

Twelve Months Ended December 31, 2015

In February 2015, the Company sold 125,000 shares of common stock for cash of $25,000.

In May 2015, investors requested the conversion of principal of convertible notes (Bridge Notes) with the Company in the amount of $300,000 and accrued interest and 12,470,900 shares of Common Stock were issued.  The Company recorded a loss on settlement of debt in the amount of $4,322,155 with regard to this transaction.

In June 2015, the Company issued 750,000 shares of common stock for cash proceeds of $60,000 pursuant to the exercise of warrants by an investor.

In September 2015, the Company issued 1,000,000 shares of common stock for cash proceeds of $60,000 pursuant to the exercise of warrants by an investor.

In October 2015, the Company issued 119,000 shares of common stock with a fair value of $53,548 to service providers.

In October 2015, the Company sold 1,000,000 shares of common stock for cash of $500,000.

In December 2015, the Company issued 1,888,476 shares of common stock with a fair value of $37,770 to service providers.

NOTE 9	STOCK OPTIONS AND WARRANTS

Stock Options

As of December 31, 2016 and 2015, the Company does not have any outstanding or committed and unissued stock options.

Warrants

As of December 31, 2016 and 2015, the Company does not have any outstanding or committed and unissued warrants.

Transactions involving warrants are summarized as follows:

Weighted-
	Number of	Average Price
	Shares	per Share
Outstanding at December 31, 2014	1,750,000	$0.15
Granted	-	-
Exercised	-	-
Cancelled or Expired	(1,750,000)	$0.15
Outstanding at December 31, 2015	-	$-
Granted	-	-
Exercised	-	-
Outstanding at December 31, 2016	-	$-

NOTE 10	INCOME TAXES

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

The Company’s total deferred tax liabilities, deferred tax assets, and deferred tax asset valuation allowances are as of December 31 are as follows:

	December 31,
	2016	2015
Total deferred tax assets	$7,177,000	$6,327,000

Less valuation allowance	(7,177,000)	(6,327,000)

Net deferred tax asset	$-	$-

Those amounts have been presented in the company’s financial statements as of December 31, as follows:

December 31,
	2016	2015
Noncurrent deferred tax asset	$-	$-

Current deferred tax liability	-	-

Net deferred tax asset (liability)	$-	$-

The company has a loss carry forward of $17,943,000 that may be offset against future taxable income. Substantially all of the carry forwards expire in 2036.

Income tax provision (benefit) consists of the following components:

December 31,
	2016	2015
Noncurrent deferred tax asset	$-	$-

Current deferred tax liability	-	-

Net deferred tax asset (liability)	$-	$-

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

NOTE 11	COMMITMENTS AND CONTINGENCIES

A)	Operating Leases

In November 2012, INVO Bioscience entered into a below market, month to month rental agreement with Forty Four Realty Trust with for the space it requires.  Forty Four Realty Trust is owned by investor James Bowdring, the brother of Director Robert Bowdring.

B)	Litigation

INVO Bioscience, Inc., and two of its directors have been, since 2010, defending litigation brought by investors in an alleged predecessor of INVO Bioscience.  On March 24, 2010, INVO Bioscience, Inc. and its corporate affiliate, Bio X Cell, Inc., Claude Ranoux, and Kathleen Karloff were served an Amended Complaint, the original of which was filed on December 31, 2009 at the Suffolk Superior Court Business Litigation Session by two terminated employees of Medelle Corporation (also named as a co-defendant but no longer active), who are also attorneys, and a former investor in and creditor of Medelle.  These plaintiffs allege various claims of wrongdoing relating to the sale of assets of Medelle to Dr. Ranoux.  Plaintiffs claim that Dr. Ranoux, Ms. Karloff, and Medelle (and therefore INVO Bioscience as an alleged successor corporation) violated alleged duties owed to plaintiffs in connection with the sale.  Separate claims were also alleged against INVO Bioscience.

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

On October 18, 2016, following motions and argument, the Superior Court issued a memorandum of decision and order denying plaintiffs’ motion for entry of default judgment and assessment of damages against Medelle and allowed the motion of INVO Bioscience, Bio X Cell, and Ms. Karloff for entry of final judgment of dismissal.  The foregoing order was converted to a final judgment dismissing all claims against all defendants and entered on the docket on October 27, 2016.

On November 28, 2016, plaintiffs filed an amended notice of appeal from the Superior Court’s decision of October 17, 2016 and the subsequent judgment entered on October 27, 2016.  The appeal further challenges the order of dismissal from November, 2010.  Plaintiffs did not appeal from the dismissal of the claims against Ms. Karloff, so the judgment in her favor is now final, leaving claims against INVO Bioscience, Bio X Cell, Medelle, and Dr. Ranoux.

INVO Bioscience and Bio X Cell intend a vigorous opposition to the current appeal, consistent with their previous positions that no breach of duty occurred in the sale of Medelle’s assets. It is assumed that Dr. Ranoux will oppose the appeal as well.

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

NOTE 12	SUBSEQUENT EVENTS

In March 2017, pursuant to Section 4(2) of the Securities Act, the company issued 196,000 shares of restricted common stock with a fair value of $37,770 to service providers.

In March 2017, pursuant to Section 4(2) of the Securities Act, we negotiated the conversion of $10,000 of past due Bridge Notes and accrued interest into 341,000 shares of restricted common stock.

In April 2017, pursuant to Section 4(2) of the Securities Act, the company issued 51,750 shares of restricted common stock with a fair value of $17,201 to service providers.

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

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Acting Chief Financial Officer (and acting principal accounting officer), carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2015 and 2016.  However, Robert Bowdring only served as the Company’s Chief Financial Officer and principal accounting officer until March 2013.  From Mr. Bowdring’s resignation in March 2013 through December 31, 2015, Mr. Bowdring, as a consultant and a Director, supervised the Company’s financial situation.  While remaining a consultant to the Company, Mr. Bowdring was elected Treasurer and Secretary in September 2016, and as Acting Chief Financial Officer (and acting principal accounting officer) in March 2017, and continues to hold those offices.   Based upon that evaluation and the identification of the material weakness in the Company’s internal control over financial reporting as described below under “Management’s Report on Internal Control over Financial Reporting,” the Chief Executive Officer and Acting Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective as of the end of each year covered by this report.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company.  However, as indicated under “Evaluation of Disclosure Controls and Procedures” above, the Company did not have a Chief Financial Officer (and principal accounting officer) from when Robert Bowdring resigned as such in March 2013 to when he was elected Acting Chief Financial Officer (and acting principal accounting officer) in March 2017.  Management, with the participation of our Chief Executive Officer and Acting Chief Financial Officer, has evaluated the effectiveness of our internal control over financial reporting as of December 31,  2015 and 2016 based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, the Chief Executive Officer and Acting Chief Financial Officer concluded that, as of December 31, 2015 and 2016, our internal control over financial reporting was not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles because of the Company’s limited resources and limited number of employees, and because the Company lacked a full time Chief Financial Officer (and principal accounting officer) from Robert Bowdring’s resignation as such in March 2013 until he was elected Acting Chief Financial Officer (and acting principal accounting officer) in March 2017.

To mitigate the current limited resources and limited employees, we rely heavily on direct management oversight of transactions, along with the use of legal and accounting professionals.  As we grow, we expect to increase our number of employees, which will enable us to implement adequate segregation of duties within the internal control framework.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the company to provide only management’s report in this annual report.

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

Item 9B.  Other Information

None.

Part III

Item 10.  Directors, Executive Officers and Corporate Governance.

The Company’s Directors are to be elected annually by our stockholders at their annual meeting.  Each director holds his office until his successor is elected and qualified or his earlier resignation or removal.  However, the directors of INVO Bioscience were last elected in connection with the Share Exchange in December 2008, as INVO Bioscience has not subsequently held an annual stockholders meeting, INVO Bioscience’s executive officers are elected annually by our Board of Directors.  Each executive officer holds his office until they die or resign, is removed by the Board, or their successor is elected and qualified.  Information regarding our executive officers for the period 2011 through 2016, and currently, is presented below.

NAME	AGE*	POSITION
Ms. Kathleen Karloff	61
Director and Chief Executive Officer and Secretary, from 2011 through 2015, and from January 1 through September 19, 2016.  From September 20, 2016 to date, Ms. Karloff has served as Director, Chairman of the Board, President and Chief Executive Officer.

Dr. Claude Ranoux, MD	65	Director, President and Treasurer from 2011 through 2015, and from January 1 through September 19, 2016. From September 20, 2016 to April 5, 2017, Dr. Ranoux has served as a Director.

Mr. Robert Bowdring	59
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

*As of December 31, 2016.

Kathleen Karloff, Chairperson, Chief Executive Officer and Director

Ms. Karloff co-founded INVO Bioscience in January 2007.  Since 2007 Ms. Karloff has served as, and she continues to serve as, a Director of INVO Bioscience.  Further, she served as Chief Executive Officer and Secretary from 2008 through September 19, 2016, and since September 20, 2016 has served, and continues to serve, as Chairman of the Board, President and Chief Executive Officer of INVO Bioscience.  Since 2007, Kathleen has obtained ISO certification and the CE mark for the INVOcell device and has implemented manufacturing and distribution systems.  From 2004 until September 2006, Kathleen was the Vice President of Operations for Medelle Corporation.  From 2000 through 2003, Kathleen was the Vice President of Operations for a start-up company Control Delivery Systems developing an intra-ocular drug therapy for Uveitis and Diabetic Macular Edema.  The Company was acquired by Psivida LTD.  Prior to that, she has held various positions at Boston Scientific during 13 years of dynamic growth from 1983 to 1997 her last position being the Director of Manufacturing.  Since leaving Boston Scientific, she has been Vice President of Operations on start-up teams of three device/pharmaceutical companies.  Ms. Karloff earned her B.S. in microbiology from Montana State University and attended Northeastern University for MBA coursework.

Claude Ranoux, M.D., M.S., President and Treasurer (until September 20, 2016) and Director (until April 5, 2017)

Dr. Ranoux co-founded INVO Bioscience in January 2007.  Since 2007 Dr. Ranoux has served as, and he continues to serve as, a Director of INVO Bioscience.   From 2007 through September 19, 2016, he served as President and Treasurer of INVO Bioscience.  He has more than 30 years of experience in the research and treatment of infertility; he is the inventor and developer of the INVO™ procedure and INVOcell device.  From 2000 through 2005, Dr. Ranoux was president of Medelle Corporation and worked on development of the INVOcell.  Dr. Ranoux has built and run 12 IVF centers worldwide and has established 12 reproductive centers worldwide.  Before founding INVO Bioscience and recruiting the highly experience management team, Dr. Ranoux had 6 years of experience in creating and finding financing for a start-up company.  .  Dr. Ranoux earned his M.D. and his M.S. in Reproductive Biology from the Medical University of Paris (V & XI) where he was an Associate Professor.  Dr. Ranoux has served as a scientific consultant for eight other centers and is the author of numerous scientific publications as first author.  He has given numerous invited lectures, conferences and workshops and is the author of five medical and scientific theses and mentor for several others.  He is co-author of six scientific and medical films.  He received a prize for the one of the best scientific presentation at the Fifth World Congress in IVF, in Norfolk, VA, and is the recipient of several other awards.  Dr. Ranoux is the main inventor in six international patents.

Robert J. Bowdring, Director, Secretary, Treasurer and former Chief Financial Officer

Mr. Bowdring, joined the Company as its Corporate Controller in October 2008.  In January 2009, the Company appointed Mr. Bowdring as its Chief Financial Officer (and principal accounting officer), and he served in this capacity until March 2013.  When his service as Chief Financial Officer (and principal accounting officer) ended in March 2013, he became a member of the Board of Directors and a consultant.  Mr. Bowdring has served, and continues to serve, as a Director of and consultant to INVO Bioscience.  Further, on September 20, 2016, he was elected Treasurer and Secretary of INVO Bioscience, and on March 6, 2017 he was elected Acting Chief Financial Officer (and acting principal accounting officer), all positions in which he has continued to serve and currently serves.  Currently Mr. Bowdring is the Chief Financial Officer of Dynasil Corporation of America, he joined Dynasil in March 2013.  From April 2003 to August 2008, Mr. Bowdring served as CFO & Vice President of Finance and Administration for Cyphermint, Inc., a software development firm.  For the fourteen prior years, he was the Controller and Vice President of Lifeline Systems Inc., a public manufacturing and service company (NASDAQ: LIFE) in the personal emergency response market.  Mr. Bowdring has a strong history in senior financial management with more than 35 years’ experience serving in capacities such as chief financial officer, vice president of finance and controller.  Rob has been in both public and private manufacturing and service companies during his career.  Mr. Bowdring has a Bachelor’s Degree in Accounting from the University of Massachusetts in Amherst.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s executive officers, directors, and persons who own more than 10% of the Company’s common stock to file reports of ownership and change in ownership with the SEC.  Such persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.  Based solely on a review of the copies of such forms furnished to the Company or representations of reporting persons, the Company has determined that during the fiscal years ended December 31, 2011 through 2016, no reporting persons complied with all such filings requirements.

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

During the period 2011 through 2015 neither Dr. Ranoux, Ms. Karloff nor Mr. Bowdring filed any Forms 3, 4 or 5 although Dr. Ranoux should have filed one Form 3, fourteen Form 4s and seven Form 5s, Ms. Karloff should have filed one Form 3, six Form 4s and four Form 5s, and Mr. Bowdring should have filed one Form 3, two Form 4s and three Form 5s.   There were no other executive officers during this period.  Further, during the period 2011 through 2015, other than Dr. Ranoux and (in 2011 only) Ms. Karloff, we are not aware of any other person who owned more than 10% of the Company’s common stock.  Promptly after the filing of this Form 10-K it is anticipated that the Officers and Directors will file their respective missing forms with the SEC.

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

Item 11.  Executive and Director Compensation

Summary Compensation Table

The following Summary Compensation Table sets forth, for the years indicated, all cash compensation paid, distributed or accrued for services, including salary and bonus amounts, rendered in all capacities by the Company’s officers & directors who received or was entitled to receive remuneration in excess of $100,000 during the stated periods.  As reflected below, none of our officers received cash compensation during fiscal 2007 and the years 2010 through 2016.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Paid Salary ($)	Accrued Compensation ($)	Stock Award ($) (5)(7)	All other Compensation ($)	Total ($)

Kathleen Karloff	2016	0	120,000	359,900	0	479,900
CEO & Director	2015	$0	$120,000	$0	$0	$120,000
(1,4,5,6 & 7)	2014	0	120,000	300,000	0	420,000
	2013	0	120,000	20,000	0	140,000
	2012	0	120,000		0	120,000
	2011	0	116,000	0	0	116,000
	2010	0	175,000	42,628	0	217,628
	2009	29,167	145,833	0	0	175,000
	2008	93,074	0	0	0	93,074
	2007	0	0	4,498	0	4,498

Claude Ranoux	2016	0	90,000	359,900	0	449,900
	2015	$0	$120,000	$0	$0	$120,000
President & Director	2014	0	120,000	300,000	0	420,000
(2,4,5,6 & 7)	2013	0	120,000	20,000	0	140,000
Until September 2016	2012	0	120,000	0	0	120,000
	2011	0	175,000	0	0	175,000
	2010	0	175,000	6,500	0	181,500
	2009	29,167	145,833	0	0	175,000
	2008	91,974	0	0	0	91,974
	2007	0	0	19,731	0	19,731

Robert Bowdring	2016	0	120,000	359,900	0	479,900
	2015	$0	$120,000	$0	$0	$120,000
Director (March 2013 to date) & consultant	2014	0	120,000	450,000	0	570,000
Director (March 2013 to Date), CFO (January 2009 to March 2013), )	2013	0	120,000	20,000	0	140,000
CFO (3, 5, 6 & 7)	2012	0	120,000	0	0	120,000
CFO (3, 5, 6 & 7)	2011	0	150,000	0	0	150,000
CFO (3, 5, 6 & 7)	2010	0	150,000	25,000	0	175,000
CFO & (until January 2009) Controller (3 & 5)	2009	22,500	123,750	0	0	146,250
Controller (3)	2008	25,312	0	0	0	25,312

(1)
Kathleen Karloff was elected as the Chief Executive Officer, Secretary and member of the Board of Directors of the Company effective upon the resignation of Andrew Uribe in connection with the Share Exchange between Emy’s and INVO Bioscience on December 5, 2008.  She served in these positions until September 20, 2016, when she was elected Chairman of the Board, President and Chief Executive Officer in addition to her position as a director.  In 2008 Ms. Karloff was awarded shares of common stock valued at $0.2857 per share for services rendered in 2007.

(2)
Dr. Claude Ranoux was elected as the President, Treasurer and member of the Board of Directors effective upon the resignation of Andrew Uribe in connection with the Share Exchange between Emy’s and INVO Bioscience on December 5, 2008.  Dr. Ranoux served in these positions until September 20, 2016, when all his officer positions were terminated, but he remained a director until his resignation on April 5, 2017.  In 2008 Dr. Ranoux was awarded shares of common stock valued at $0.2857 per share for services rendered in 2007.

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

Stock Option Grants

None.

Employment Contracts

Kathleen Karloff, who was Chief Executive Officer, Secretary and member of the Board of Directors during the period 2011 through 2015, executed an employment agreement with INVO Bioscience effective as of February 1, 2008.  The agreement provided for an annual salary of $175,000, health and life insurance, and a retirement plan along with the reimbursement of certain expenses.  In the event that Ms. Karloff’s employment is terminated other than for cause (as defined in the employment agreement), she would receive her salary and full medical benefits for twelve (12) months thereafter.  Ms. Karloff voluntarily agreed to a salary reduction from January 1, 2008 to September 1, 2008, then again in 2011 to present, to reduce her compensation to $120,000 per year until sufficient financing has been obtained by the Company.  However, this employment agreement expired but is anticipated to be re-established after the Company has obtained sufficient funding.  Due to the lack of funding, Ms. Karloff’s salary has only been accrued and not paid to Ms. Karloff.

Dr. Claude Ranoux, who was President, Treasurer and member of the Board of Directors during the period 2011 through 2015, executed an employment agreement with INVO Bioscience effective as of February 1, 2008.  The agreement provided for an annual salary of $175,000, health and life insurance, and a retirement plan along with the reimbursement of certain expenses.  In the event that Dr. Ranoux’s employment is terminated other than for cause (as defined in the employment agreement), he would receive his salary and full medical benefits for twelve (12) months thereafter.  Dr. Ranoux voluntarily agreed to a salary reduction from February 1, 2008 through September 1, 2008 to $86,478 per year, then again in 2012 to September 30, 2016 to $120,000 per year, until sufficient financing has been obtained by the company.  However, this employment agreement expired but is anticipate to be re-established after the Company has obtained sufficient funding.  Due to the lack of funding, Dr. Ranoux’s salary has only been accrued and not paid to Dr. Ranoux.

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

In the event that Mr. Bowdring’s employment was terminated other than for cause (as defined in the employment agreement), he would receive a severance package of 12 months of salary and full medical benefits.   In 2012 to March 2013 Mr. Bowdring voluntarily agreed to a salary reduction to $120,000 until sufficient financing had been obtained by the Company. Due to the lack of funding, Robert Bowdring’s salary has only been accrued and not paid to him. In March 2013 Mr. Bowdring resigned as CFO, became a consultant to the Company, and was appointed as a member of the Board of Directors.  From March 2013 Mr. Bowdring has been accruing compensation for his oversight of the financial and administrative areas of the Company at a rate of $10,000 per month, which has not been paid.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table and notes set forth the beneficial ownership of the common stock of the Company as of December 31, 2016 and 2015, respectively, by each person who was known by the Company to beneficially own more than 5% of the common stock, by each director and named executive officer, and by all directors and executive officers as a group. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or dispositive power with respect to the securities. Unless otherwise indicated below, to our knowledge, all persons listed below have sole voting and dispositive power with respect to their shares of our common stock, except to the extent authority is shared by spouses under applicable law. Unless otherwise noted, the address of all of the individuals and entities named below is care of INVO Bioscience, Inc., 407R Mystic Avenue, Suite 34C, Medford, Massachusetts 02155:

(a)	At December 31, 2016

Name and Address of Beneficial Owner (1)	Nature of Security	Number of Shares	Percentage of Common Stock

Claude Ranoux	Common Stock	27,073,122	19.3%

Kathleen Karloff	Common Stock	12,160,000	8.6%

Robert Bowdring	Common Stock	10,500,000	7.5%

Jean Jacques Gabanelle (2) 622 Union Street, Duxbury, MA 02322	Common Stock	9,251,254	6.6%

All directors and executive officers as a group (3 persons)		49,733,122	35.04%

(1)          Beneficial ownership is determined in accordance with Rule 13d-3(a) of the Securities Exchange Act of 1934 and generally includes voting or investment power with respect to securities.  Except as indicated by footnotes and subject to community property laws, where applicable, the person named above has sole voting and investment power with respect to all shares of the Common Stock shown as beneficially owned by him or her. The number of shares outstanding on December 31, 2016 was 140,596,646.

(2)          Includes shares held in the name of Mr. Gabanelle and his wife.

(b)	At December 31, 2015

Name and Address of Beneficial Owner (1)	Nature of Security	Number of Shares	Percentage of Common Stock

Claude Ranoux	Common Stock	26,155,933	19.1%

Kathleen Karloff	Common Stock	12,160,000	8.9%

Robert Bowdring	Common Stock	9,500,000	6.9%

Jean Jacques Gabanelle (2) 622 Union Street, Duxbury, MA 02322	Common Stock	9,175,000	6.7%

All directors and executive officers as a group (3 persons)		47,815,933	34.9%

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

Then in April 2011 James Bowdring acquired the Q211 Note for $50,000.  The Q211 Note, which now has a principal balance of $25,000, is convertible into shares of common stock at $.03 per share (subject to adjustment) and is now overdue.  In addition, the Company issued James Bowdring warrants to purchase 1,666,667 shares of common stock at $.03 per share (subject to adjustment), which warrants have now expired unexercised.  See “Note 7 Notes Payable and Other Related Party Transactions.”

Then in November 2011 the Company issued James Bowdring for $10,000 the Q411 Note, which is convertible into shares of restricted common stock at $.01 per share (subject to adjustment).    James Bowdring also received warrants to purchase 500,000 shares of common stock at $.02 per share (subject to adjustment), which warrants have now expired unexercised.  See “Note 7 Notes Payable and Other Related Party Transactions.”

Further, since November 2012 the Company has rented its corporate offices from Forty Four Realty Trust, which is owned by James Bowdring.  This month to month lease has been for $4,800 per year since 2012, which we believe is a less than the going fair market rental rate.  The Company also acquires stationary supplies and marketing materials at discounted rates from Superior Painting and Promotions, which is also owned by James Bowdring.  The Company spent $4,100 and $5,000 with Superior Painting and Promotions in 2016 and 2015.  See “Note 7 Notes Payable and Other Related Party Transactions.”

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

	Fiscal Years Ended December 31, 2016	Fiscal Year Ended December 31, 2015
Audit Fees	$48,000	$50,000
Audit Related fees	$-0-	$14,000
Tax Fees	$-0-	$-0-
All Other Fees	$-	$-

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent auditors.  Under the procedure, the Board approves the engagement letter with respect to audit and review services.  Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board.  Any such approval by the designated member is disclosed to the entire Board at the next meeting.  The audit fees paid to the auditors with respect to fiscal year 2016 and 2015 were pre-approved by the entire Board of Directors.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 20, 2017.

INVO Bioscience, Inc.

Date April 20, 2017	By:	/s/ Kathleen Karloff
Kathleen Karloff
Chief and Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 20, 2017.

Signature	Capacity

/s/Kathleen Karloff	Chief and Principal Executive Officer and Director
Kathleen Karloff

/s/Robert J Bowdring	Director and Acting Chief Financial Officer (and acting principal accounting officer)
Robert J. Bowdring

/s/Kevin Doody	Director
Kevin Doody, MD

EXHIBIT INDEX

Exhibit No.	Description
2.1	Share Exchange Agreement, dated December 5, 2008, by and amongst INVO Bioscience and INVO Bioscience Shareholders(3)
2.2	Securities Purchase Agreement dated December 5, 2008, between INVO Bioscience and the investors named therein(3)
3.1	Articles of Incorporation (1)
3.2	Certificate of Amendment to Articles of Incorporation of INVO Bioscience(1)
3.3	By-Laws of INVO Bioscience (2)
3.4	Certificate of Amendment to Articles of Incorporation of INVO Bioscience dated December 22, 2008(4)
4.1	Form of Senior Secured Convertible Promissory Note(6)
4.2	Form of Purchase Agreement(6)
4.3	Form of Warrant Purchase Agreement(6)
4.4	Reserve Equity Financing Agreement, dated October 28, 2009, by and between AGS Capital Group, LLC and INVO Bioscience, Inc(8)
4.5	Registration Rights Agreement, dated October 28, 2009, by and between AGS Capital Group, LLC and INVO Bioscience, Inc.(8)
4.6	Registration Statement for the prospectus to sell shares of INVO Bioscience’s Common Stock to AGS Capital Group, LLC dated December 21, 2009 (9)
4.7	Amended Registration Statement for the prospectus to sell shares of INVO Bioscience’s Common Stock to AGS Capital Group, LLC dated December 29, 2009 (9)
10.1	Claude Ranoux Loan Agreement(5)
10.2	Kathleen Karloff Loan Agreement(5)
10.3	Claude Ranoux Revised Loan Amendment(5)
10.4	Kathleen Karloff Revised Loan Agreement(7)
21.01	Subsidiaries of the Registrant
31.01	Certification by Chief Executive Officer pursuant to Rule 13a-4(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.02	Certification by Chief Financial Officer pursuant to Rule 13a-4(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.01	Certification by the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.02	Certification by the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	XBRL Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

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