Form 10-Q
period 2017-03-31
INVO Bioscience, Inc.
filed 2017-05-15
CIK 1417926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☐ Yes  ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ Yes  ☒ No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares of common stock, par value $.0001 per share:  141,185,396 shares outstanding as of May 12, 2017.

INVO BIOSCIENCE, INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2017

PART I.  FINANCIAL INFORMATION

Item 1.       Financial Statements (unaudited)

 INVO BIOSCIENCE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

Assets
	March 31,	December 31,
	2017	2016
Current Assets:	(unaudited)
Cash	$39,649	$152,404
Accounts receivable, net	32,300	2,794
Inventory	79,494	85,210
Prepaid expenses	8,217	10,980
Total current assets	159,660	251,388

Property and equipment, net	15,700	15,700

Other Assets:
Capitalized patents, net	19,138	19,138
Total other assets	19,138	19,138

Total assets	$194,498	$286,226

Liabilities and Stockholders' Deficiency

Current Liabilities:
Accounts payable and accrued liabilities including related parties	$893,635	$974,872
Accrued compensation	3,673,590	3,576,390
Note payable- related party	210,888	210,888
Convertible notes	-	10,000
Total current liabilities	4,778,113	4,772,150

Notes payable - long term	131,722	131,722

Total liabilities	4,909,835	4,903,872

Commitments and Contingencies (Note 12)

Stockholders' Deficiency:
Preferred Stock, $.0001 par value; 100,000,000 shares authorized; No shares issued and outstanding as of March 31, 2017and December 31, 2016	-	-
Common Stock, $.0001 par value; 200,000,000 shares authorized; and 141,133,646 and 140,596,646 issued and outstanding as of March 31, 2017 and December 31, 2016, respectively.	14,113	14,059
Additional paid-in capital	13,428,391	13,311,263
Accumulated deficit	(18,157,841)	(17,942,968)
Total stockholders' deficiency	(4,715,337)	(4,617,646)

Total liabilities and stockholders' deficiency	$194,498	$286,226

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INVO BIOSCIENCE, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited)

	For the three months ended March 31, 2017	For the three months ended March 31, 2016
Revenue:
Product revenue	$52,240	$18,107
Cost of Goods Sold:
Product costs	13,845	3,165

Gross Margin:	38,395	14,942

Operating Expenses:

Selling, general and administrative	205,096	195,606
Total operating expenses	205,096	195,606

Loss from operations	(166,701)	(180,664)

Other Expenses:

Loss on settlement of debt	40,869	-
Interest expense	7,303	648
Total other expenses	48,172	648

Loss before income taxes	(214,873)	(181,312)

Provisions for income taxes	-	-

Net loss	$(214,873)	$(181,312)

Basic net loss per weighted average shares of common stock	$(0.00)	$(0.00)
Diluted net loss per weighted average shares of common stock	$(0.00)	$(0.00)
Basic and diluted Weighted average number of shares of common stock	140,745,813	137,085,646

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

 INVO BIOSCIENCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the three months ended March 31, 2017	For the three months ended March 31, 2016

Net loss	$(214,873)	$(181,312)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash stock compensation issued for services	59,242	-
Loss on settlement of debt	40,869	-
Depreciation and amortization	-	1,409

Changes in operating assets and liabilities:
Accounts receivable	(29,506)	(16,761)
Inventories	5,716	2,459
Prepaid expenses and other current assets	2,763	(25,275)
Accounts payable and accrued expenses	(74,166)	21,803
Accrued compensation	97,200	129,000

Net cash used in operating activities	(112,755)	(68,677)

Net decrease in cash and cash equivalents	$(112,755)	$(68,677)

Cash and cash equivalents at beginning of period	$152,404	$492,004

Cash and cash equivalents at end of period	$39,649	$423,327

Supplemental disclosure:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Restricted Common stock issued upon note payable and interest conversion	$57,940

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INVO BIOSCIENCE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 March 31, 2017
(unaudited)

Note 1 – Basis of Presentation

The accompanying consolidated balance sheet as of March 31, 2017, the consolidated statements of operations for the three months ended March 31, 2017 and 2016, changes in stockholders’ deficiency for the three months ended March 31, 2017 and cash flows for the three months ended March 31, 2017 and 2016 INVO Bioscience, Inc. (the “Company”), and the related information contained in these notes have been prepared by management and are unaudited. Certain prior year balances have been reclassified to conform to the current year presentation. These reclassifications did not affect previously reported net loss or stockholders’ deficiency. In the opinion of management, all adjustments (which include normal recurring and nonrecurring items) necessary to present fairly the Company’s financial position, results of operations and cash flows in conformity with generally accepted accounting principles for the periods presented have been made. Interim operating results are not necessarily indicative of operating results for a full year.

The preparation of our unaudited consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the unaudited consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2016 Annual Report on Form 10-K previously filed by the Company with the Securities and Exchange Commission.

The Company considers events or transactions that have occurred after the unaudited consolidated balance sheet date of March 31, 2017, but prior to the filing of the unaudited consolidated financial statements with the SEC on this Quarterly Report on Form 10-Q, to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure, as applicable. Subsequent events have been evaluated through the date of the filing of this Quarterly Report on Form 10-Q with the SEC.

Note 2 – Recent Accounting Pronouncements

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

INVO BIOSCIENCE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 March 31, 2017
(unaudited)

Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment: In January 2017, the FASB issued ASU 2017-04, which simplifies the test for goodwill impairment. This new guidance is effective for the Company beginning in fiscal year 2021. The Company is currently in the process of assessing the impact of this ASU on its consolidated financial statements.

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to have a material impact on the Company’s financial position, results of operations or cash flow.

Note 3 – Going Concern

As reflected in the accompanying unaudited consolidated financial statements for the quarter ended March 31, 2017, the Company is in its infancy with minimal revenues, had a net loss for the quarter of $215,000 and a cumulative net loss of $18,158,000, a working capital deficiency of $4,618,000, a stockholder deficiency of $4,715,000 and cash used in operations of $113,000 for the three months ended March 31, 2017.  This raises substantial doubt about its ability to continue as a going concern.  The unaudited consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.

Note 4 – Inventory

As of March 31, 2017 and December 31, 2016, the Company recorded the following inventory balances:

	March 31, 2017	December 31, 2016
Work in Process	$26,917	$27,986
Finished Goods	52,577	57,224
Total Inventory	$79,494	$85,210

Note 5 – Property and Equipment

The estimated useful lives and accumulated depreciation for furniture, equipment and software are as follows as of March 31, 2017 and December 31, 2016:

Estimated Useful Life
Molds	3 to 7 years

	March 31, 2017	December 31, 2016
Manufacturing Equipment- Molds	$50,963	$50,963
Accumulated Depreciation	(35,263)	(35,263)
	$15,700	$15,700

During the three months ended March 31, 2017 and 2016 the Company recorded $0 in depreciation expense during both periods as the new mold has not been put into service as of these dates.

INVO BIOSCIENCE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 March 31, 2017
(unaudited)

Note 6 – Patents

As of March 31, 2017 and December 31, 2016, the Company recorded the following patent balances:

	March 31, 2017	December 31, 2016
Total Patents	$77,743	$77,743
Accumulated Amortization	(58,605)	(58,605)
Patent costs, net	$19,138	$19,138

During the three months ended March 31, 2017 and 2016, the Company recorded $0 and $1,409 in amortization expenses respectively.

Estimated amortization expense as of March 31, 2017 is as follows:

Years ended December 31,
2017	$4,536
2018	4,536
2019	4,536
2020	4,536
2021 and thereafter	994
Total	$19,138

Note 7 – Convertible Notes and Notes Payable

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

INVO BIOSCIENCE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 March 31, 2017
(unaudited)

In March 2017, the Company converted the last Bridge Note in the amount of $10,000 and accrued interest into shares of common stock. The Company negotiated this conversion at a price lower than the conversion price stated in the original Bridge Note documents because the Bridge Note was past due.  This conversion was treated as a restructure of debt on the Company’s financial statements for the three months ended March 31, 2017.  $10,000 of the Bridge Notes and accrued interest were converted into 341,000 shares of restricted common stock resulting in a loss on debt settlement in the amount of $40,869.

The principal balances of the Convertible Notes was $0 and $10,000 as of March 31, 2007 and 2016 respectively.  The related interest for the three months ended March 31, 2017 and 2016 was $0 and $250 respectively.

Notes Payable

In August 2016, INVO Bioscience converted a long time vendor’s outstanding accounts payable balance of $131,722 into a three (3) year 5% notes payable. The note provides for interest only payments on the first and second anniversaries of the note. The note is payable in full along with any outstanding accrued interest on the third anniversary. The Company has the right to prepay the note at any time without a premium or penalty.  The related interest for the three months ended March 31, 2017 and 2016 was $4,391 and $0 respectively.

Note 8 – Notes Payable and Other Related Party Transactions

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

INVO BIOSCIENCE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 March 31, 2017
(unaudited)

In Other Related Party Transactions, we have been renting our corporate office from Forty Four Realty Trust which is owned by James Bowdring, the brother of Director, Robert Bowdring since November 2012. It is a month to month rental arrangement for less than the going fair market real estate rental rate. We have been paying $4,800 annually since 2012. In addition the Company purchases stationary supplies and marketing items at discounted rates from Superior Printing & Promotions which is also owned by James Bowdring and is in the same building as our corporate office. INVO Bioscience spent $0 with Superior Printing during both of the three months ended March 31, 2017 and 2016 respectively.

Principal balances of the Related Party loans were as follows:

	March 31, 2017	December 31, 2016
Claude Ranoux Note	$21,888	$21,888

James Bowdring – Q211 Note	25,000	25,000

James Bowdring- Q411 Note	10,000	10,000

Kathleen Karloff Note	154,000	154,000

Total	$210,888	$210,888

Interest expense on the Related Party loans was $2,912 and $648 for the quarter ended March 31, 2017 and 2016, respectively.

Accounts payable and accrued liabilities balances include expenses reports for Ms. Karloff, Dr. Ranoux and Mr. Bowdring for expenses they paid for personally related to travel or normal business expenses and interest owed on their notes to the Company are $123,000 and $120,000 as of March 31, 2017 and December 31, 2016 respectively.

Note 9 – Stockholders’ Equity

In March 2017, pursuant to Section 4(2) of the Securities Act, the company issued 196,000 shares of restricted common stock with a fair value of $59,242 to service providers.

In March 2017, pursuant to Section 4(2) of the Securities Act, we negotiated the conversion of $10,000 of past due Bridge Notes and accrued interest into 341,000 shares of restricted common stock.

Note 10 – Stock Options and Warrants

As of March 31, 2017 and 2016, the Company did not have any options or warrants to acquire shares of Common Stock outstanding.

INVO BIOSCIENCE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 March 31, 2017
(unaudited)

Note 11 – Income Taxes

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

The Company’s total deferred tax liabilities, deferred tax assets and deferred tax asset valuation allowances at March 31, 2017 and December 31, 2016 are as follows:

	March 31, 2017	December 31, 2016
Total deferred tax assets	$7,263,000	$7,177,000
Less valuation allowance	(7,263,000)	(7,177,000)
Total deferred tax liabilities	-	-
Net deferred tax asset (liability)	$-	$-

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

Note 12 – Commitments and Contingencies

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

INVO BIOSCIENCE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(unaudited)

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

Note 13 – Subsequent Events

In April 2017, pursuant to Section 4(2) of the Securities Act, the company issued 51,750 shares of restricted common stock with a fair value of $17,201 to service providers

The Company has evaluated subsequent events through the date the financial statements were released and there were no others.

Item 2.       Management s Discussion and Analysis of Financial Condition and Results of Operations

Statements made in this Quarterly Report on Form 10-Q, including without limitation this Management's Discussion and Analysis of Financial Condition and Results of Operations, other than statements of historical information, are forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These forward-looking statements may sometimes be identified by such words as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate” and “continue” or similar words.  We believe that it is important to communicate our future expectations to investors.  However, these forward-looking statements involve many risks and uncertainties including those referred to herein and in our Annual Report on Form 10-K for the year ended December 31, 2016.  Our actual results could differ materially from those indicated in such forward-looking statements as a result of certain factors.  We are under no duty to update any of the forward-looking statements after the date of this Quarterly Report on Form 10-Q to conform these statements to actual results.

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

Since November 2, 2015 when INVO Bioscience was notified by the United States Food & Drug Administration that the INVOcell and INVO procedure were cleared for use, the company has begun to market and sell the INVOcell in several locations across the U.S. and plans on continuing to penetrate the market through 2017 and beyond. The Company currently has 45 appropriately trained physician’s offices or satellite facilities of an IVF center in the U.S. where patients can attain the INVO treatment for infertility.

As with most start-up situations, one of the biggest challenges that INVO Bioscience is facing is raising the appropriate capital to implement its business plan while opening markets across the globe.

We anticipate that we will experience significant quarterly fluctuations in our sales and revenues as a result of the Company’s efforts to expand the sales of the INVO technology across the United States and into new markets.  Operating results will depend upon the timing of the training of the physicians and their staffs’ on the INVO procedure as well as the time it takes the doctor’s to determine where it will fit with their other service offerings.

During the three months ended March 31, 2017 the Company truly started to embark on establishing a market in North America for its patented INVO procedure. After a very successful American Society of Reproductive Medicine (ASRM) Congress in October 2016 where the management of INVO introduced and showed the INVOcell medical device to hundreds of medical professionals who came by the Company’s inaugural exhibition booth.  INVO Bioscience revamped its training process by holding semimonthly hands on clinics in its Board Member Dr. Kevin Doody’s CARE Fertility Center in Bedford, TX.  The one day session is a collaborative effort where Dr. Doody and INVO’s management provide an overview and then the “students” are brought into the treatment area of the center and Dr. Doody along with his knowledgeable and experienced staff walk through the specifics techniques required of the INVO procedure.  This quarter’s revenue increase is a result of these sessions. As the date of this filing INVO Bioscience has conducted four training session, as recently as May 13th. The doctors and embryologist excitedly leave the training and go back to their practices to determine how INVO will fit into their current offering of services. This process usually takes a few months. We are just starting to see our first re-orders come in from the initial training sessions.

The Effortless IVF team in Canada, our approved INVO partner worked diligently during the past six months to get their initial center open in Calgary and have received their laboratory accreditation from the College of Surgeons and Physicians of Alberta. We are thrilled for the team as then can now officially offer the INVO procedure to the citizens of Canada. We congratulate them for achieving this long awaited milestone and look forward as they develop the Canadian market.

We have seen a significant slowdown in INVO procedures being performed by our partner doctors in South America as a result of the Zika virus. We are hoping for the sake of the people of South America strides are made quickly to curtail the virus to allow them to move on without fear this terrible disease.

Sanzyme, our Indian partner is opening a dedicated INVO training center in the coming months and we are looking forward to them continuing their launch of the INVO procedure across India.

We continue to control all spending and currently require approximately $125,000 per quarter to fund our operations.  This amount will increase upon proper funding as we expand our marketing, sales and training efforts; however, if we do not raise additional capital in the near future we will have to further curtail our spending.  Our cash needs are primarily attributable to funding marketing efforts to spread the word of the benefits of the INVO procedure initially across the United States. To develop a sales team and expand our training capabilities, satisfy existing obligations of patient key vendors and building an administrative infrastructure, including all the professional fees and expenses associated with being a public company.

The exact amount of funds raised, if any, will determine how aggressively we can grow and what additional strategies we will be able to undertake. Our plans include in addition to the items just mentioned, we would like to introduce INVO to the insurance companies in the 15 states that allow insurance coverage for fertility services, continue regulatory approvals in other countries, then develop those markets and continue working on the next generation of INVO Bioscience products. No assurance can be given that we will be able to raise additional capital when needed.  If we are unable to raise additional capital, we could be required to reduce operations even more and possibly pursue exit strategies.   Currently we continue to utilize our restricted Common Stock to procure certain key services from strategic partners who are willing to do so.  This allows us to take some of the steps we need to keep moving the company forward.

Our registered independent certified public accountants have stated in their report dated April 20, 2017, filed with the Company’s Annual Report on Form 10-K that the Company has a generated negative cash outflows from operating activities, experienced recurring net operating losses, and is dependent on securing additional equity and debt financing to support its business efforts.  These factors among others may raise substantial doubt about our ability to continue as a going concern.

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and results of operations are based upon the unaudited condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles as recognized in the United States of America.  The preparation of these financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and disclosure of contingent assets and liabilities.  Our estimates include those related to revenue recognition, the valuation of inventory, and valuation of deferred tax assets and liabilities, useful lives of intangible assets, warranty obligations and accruals.  We base our estimates on historical experience and on various other assumptions that management believes to be reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions or conditions.  For a complete description of accounting policies, see Note 1 to our financial statements included in our Form 10K for the year ended December 31, 2016.  There were no significant changes in critical accounting estimates.

Results of Operations

Three months ended March 31, 2017, compared to the three months ended March 31, 2016

Net Sales and Revenues

Net sales and revenue for the three months ended March 31, 2017, were $52,200 compared to $18,100 for the same three month period in 2016.  This 189% increase was the result of FDA approval and soft launch of the INVOcell IVC process to reproductive endocrinologists and embryologists at the 2016 ASRM Congress in Salt Lake City, UT.

Gross Margin

The gross margin reported for the first quarter ended March 31, 2017 was 73% or $38,400 compared to 83% or $14,900 for the three months ended March 31, 2016. The 10% decrease in gross margin was related primarily to the introductory sales price currently being offered by the Company to the future sighted early adopters’ who have attended the revamped training process. As well as an increase in the cost of manufacturing one of its accessories.  The Company is taking steps to reduce the costs in the future.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2017 were $205,000 as compared to $195,600 for the three months ended March 31, 2016.  Our limited cash resources have continued to force us to keep a tight reign over spending in the start of 2017, the 5% increase in SG&A the first quarter of 2017 compared to the first quarter of 2016 is the net result of a few items. We have decreased our accrued salaries but have been offset by increased legal and training expenses.

Interest Expense and Financing Fees

During the three-month period ended March 31, 2017 we incurred a non-cash expense of $40,900 for the costs associated with the conversion of the last 2009 Bridge Note, as well as an increase in interest expense as a result of the conversion of $131,700 of very old accounts payable invoices into a 5% three year note.  These items resulted in a $47,500 increase in financing fees and in interest for the quarter ended March 31, 2017 compared to the same period in 2016.

Net Income (loss)

Net loss for the three months ended March 31, 2017 was $214,900 as compared to a net loss of $181,300 for the three months ended March 31, 2016. The primary reason for the negative change was the result of the $40,900 loss in the settlement of debt charge the Company took in this quarter ended March 31, 2017.

Liquidity and Capital Resources

As of March 31, 2017, we had $39,600 in cash and no cash equivalents.

Net cash used by operating activities was $112,800 for the three months ended March 31, 2017, compared to net cash used by operating activities of $68,700 for the three months ended March 31, 2016.  The increase in net cash used was due to an increase in accounts receivable due to the higher revenue and a decrease of accounts payable and accrued expenses using cash to pay vendors.

No cash was used during the first three months of 2017 or 2016 in investing activities or financing activities.

Our registered independent certified public accountants have stated in their report dated April 20, 2017, filed with the Company’s Annual Report on Form 10-K that the Company has a generated negative cash outflows from operating activities, experienced recurring net operating losses, and is dependent on securing additional equity and debt financing to support its business efforts.  These factors among others may raise substantial doubt about our ability to continue as a going concern.

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

Critical Accounting Policies and Estimates

There have been no material changes in our critical accounting policies or critical accounting estimates since December 31, 2016. For further discussion of our accounting policies see the “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 as well as the notes to the financial statements contained in this Quarterly Report on Form 10-Q.

The accounting policies that reflect our more significant estimates, judgments and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

Revenue Recognition

Revenue from sales of products is recognized at the time title and the risks and rewards of ownership pass. Revenue is recognized when the products are shipped per customers’ instructions, the contract has been executed, the contract or sales price is fixed or determinable, delivery of services or products has occurred and the Company’s ability to collect the contract price is considered reasonably assured.

Intangible Assets

The Company’s intangible assets consist of its INVOcell and INVO process patents The Company amortizes its intangible assets with definitive lives over their useful lives, which range up to 20 years, based on the time period the Company expects to receive the economic benefit from these assets. No impairment charge was recorded during the three month period ended March 31, 2017 or 2016.

The Company continually assesses whether events or changes in circumstances have occurred that may warrant revision of the estimated useful lives of its intangible and indefinite-lived assets or whether the remaining balances of those assets should be evaluated for possible impairment. There were no changes in the carrying value of intangible and indefinite-lived assets during the three months ended March 31, 2017.

Impairment of Long-Lived Assets

The Company’s long-lived assets are its patents which are subject to amortization. The Company evaluates long-lived assets for recoverability whenever events or changes in circumstances indicate that an asset may have been impaired. In evaluating an asset for recoverability, the Company estimates the future cash flow expected to result from the use of the asset and eventual disposition. If the expected future undiscounted cash flow is less than the carrying amount of the asset, an impairment loss, equal to the excess of the carrying amount over the fair value of the asset, is recognized.

The Company continually assesses whether events or changes in circumstances have occurred that may warrant revision of the estimated useful lives of its intangible and indefinite-lived assets or whether the remaining balances of those assets should be evaluated for possible impairment. There were no changes in the carrying value of intangible and indefinite-lived assets during the three months ended March 31, 2017.

Allowance for Doubtful Accounts Receivable

The Company performs ongoing credit evaluations of our customers and adjusts credit limits based upon payment history and the customer's current credit worthiness, as determined by our review of their current credit information. We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. While such credit losses have historically been minimal, within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. A significant change in the liquidity or financial position of any of our significant customers could have a material adverse effect on the collectability of our accounts receivable and our future operating results.

Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our income tax provision (benefit) in each of the jurisdictions in which we operate. This process involves estimating our current income tax provision (benefit) together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheets. We regularly evaluate our ability to recover the reported amount of our deferred income taxes considering several factors, including our estimate of the likelihood of the Company generating sufficient taxable income in future years during the period over which temporary differences reverse.

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements and their effect on the Company, see “Recent Accounting Pronouncements” in Note 2 of the Unaudited Notes to Unaudited Condensed Consolidated Financial Statements contained herein

Forward Looking Statements

The statements contained in this Quarterly Report on Form 10‑Q which are not historical facts, are forward‑looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements regarding future events and our future results are based on current expectations, estimates, forecasts, and projections and the beliefs and assumptions of our management, including, without limitation, our expectations regarding results of operations, the commercialization of our technology, regulatory approvals, our development of new technologies, the adequacy of our ability to develop current financing sources to fund our operations, our growth initiatives, and the strength of our intellectual property portfolio. These forward-looking statements may be identified by the use of words such as “plans”, “intends,” “may,” “could,” “expect,” “estimate,” “anticipate,” “continue” or similar terms, though not all forward-looking statements contain such words. The actual results of the future events described in such forward‑looking statements could differ materially from those stated in such forward‑looking statements due to a number of important factors. These factors that could cause actual results to differ from those anticipated or predicted include, without limitation, our ability to develop and commercialize our products, including obtaining regulatory approvals, the size and growth of the potential markets for our products and our ability to serve those markets, the rate and degree of market acceptance of any of our products, general economic conditions, costs and availability of raw materials and management information systems, our ability to obtain and maintain intellectual property protection for our products, competition, the loss of key management and technical personnel, our ability to obtain timely payment of our invoices from customers, litigation, the effect of governmental regulatory developments, the availability of financing sources, our ability to comply with our debt obligations, our ability to deleverage our balance sheet, and seasonality, as well as the uncertainties set forth in the Company’s Annual Report on Form 10‑K, filed on April 20, 2017, including the risk factors contained in Item 1A, and from time to time in the Company's other filings with the Securities and Exchange Commission. The Company disclaims any intention or obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.       Quantitative and Qualitative Disclosures about Market Risks

Not Applicable

Item 4.       Controls and Procedures

Item 4a.     Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2017, the end of the fiscal period covered by this Form 10Q.  We maintain disclosure controls and procedures that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.   Based upon that evaluation and the identification of the material weakness in the Company’s internal control over financial reporting as of December 31, 2016 (described below) which has not been remediated as of the end of the period covered by this Quarterly Report, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were ineffective as of the end of the period covered by this Quarterly Report.

Because of the Company’s limited resources and limited number of employees, management concluded that, as of March 31, 2017, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

PART II.  OTHER INFORMATION

Item 1.      Legal Proceedings

As outlined in the Annual Report filed in Form 10K on April 20, 2017, INVO Bioscience, Inc., and two of its directors have been, since 2010, defending litigation brought by investors in an alleged predecessor of INVO Bioscience.  On March 24, 2010, INVO Bioscience, Inc. and its corporate affiliate, Bio X Cell, Inc., Claude Ranoux, and Kathleen Karloff were served an Amended Complaint, the original of which was filed on December 31, 2009 at the Suffolk Superior Court Business Litigation Session by two terminated employees of Medelle Corporation (also named as a co-defendant but no longer active), who are also attorneys, and a former investor in and creditor of Medelle.  These plaintiffs allege various claims of wrongdoing relating to the sale of assets of Medelle to Dr. Ranoux.  Plaintiffs claim that Dr. Ranoux, Ms. Karloff, and Medelle (and therefore INVO Bioscience as an alleged successor corporation) violated alleged duties owed to plaintiffs in connection with the sale.  Separate claims were also alleged against INVO Bioscience.

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

Item 1A.   Risk Factors

You should carefully review and consider the information regarding certain factors that could materially affect our business, financial condition or future results set forth under “Item 1A.  Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed on April 20, 2017 with the SEC.  Other than the Company’s continued limited resources as its single largest risk. There have been no material changes from the factors disclosed in our 2016 Annual Report on Form 10-K, although we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the Securities and Exchange Commission.

Item 2.      Unregistered Issuance of Equity Securities and Use of Proceeds

During the period covered by this Report, we issued 196,000 shares of restricted Common Stock for payment of professional services and 341,000 for settlement of a convertible note and accrued interest. We claimed the exemption from registration set forth in Section 4(2) of the Securities Act and the rules there under, as private transactions not involving a public distribution.  The facts we relied upon to claim the exemption include: (i) all represented that they acquired the shares from the Company for investment and not with a view to distribution to the public; (ii) each certificate issued for unregistered securities contains a legend stating that the securities have not been registered under the Securities Act and setting forth the restrictions on the transferability and the sale of the securities; (iii) most represented that they are accredited investors and all are familiar with our business activities; and (iv) all given full and complete access to any corporate information they requested.

Item 3.      Defaults Upon Senior Securities

None.

Item 4.

Reserved

Item 5.      Other Information

None.

Item 6.      Exhibits

31.1	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications of Principal Executive Officer and Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016, (ii) Consolidated Statements of Operations for the three months ended March 31, 2017 and 2016, (iii) Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2017; (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016, and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 15, 2017.

INVO Bioscience, Inc.

Date: May 15, 2017	By:	/s/Kathleen Karloff
Kathleen Karloff, Chief Executive Officer
(Principal Executive Officer)
Date: May 15, 2017	By:	/s/ Robert J. Bowdring
Robert J. Bowdring, Treasurer and
Acting Chief Financial Officer (Acting Principal Financial and Accounting Officer)

EXHIBIT INDEX

31.1	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications of Principal Executive Officer and Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.