Form 10-Q
period 2017-06-30
INVO Bioscience, Inc.
filed 2017-08-10
CIK 1417926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Shares of common stock, par value $.0001 per share:  141,284,808 shares outstanding as of August 10, 2017.

INVO BIOSCIENCE, INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2017

PART I.  FINANCIAL INFORMATION

Item 1.       Financial Statements (unaudited)

 INVO BIOSCIENCE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

Assets
	June 30,	December 31,
	2017	2016
Current Assets:	(unaudited)
Cash	$18,075	$152,404
Accounts receivable, net	42,984	2,794
Inventory	70,191	85,210
Prepaid expenses	15,697	10,980
Total current assets	146,947	251,388

Property and equipment, net	15,700	15,700

Other Assets:
Capitalized patents, net	19,138	19,138
Total other assets	19,138	19,138

Total assets	$181,785	$286,226

Liabilities and Stockholders' Deficiency

Current Liabilities:
Accounts payable and accrued liabilities including related parties	$872,597	$974,872
Accrued compensation	3,770,790	3,576,390
Note payable- related party	210,888	210,888
Convertible notes	-	10,000
Total current liabilities	4,854,275	4,772,150

Notes payable - long term	131,722	131,722

Total liabilities	4,985,997	4,903,872

Commitments and Contingencies (Note 12)

Stockholders' Deficiency:
Preferred Stock, $.0001 par value; 100,000,000 shares authorized; No shares issued and outstanding as of June 30, 2017 and December 31, 2016	-	-
Common Stock, $.0001 par value; 200,000,000 shares authorized; and 141,284,808 and 140,596,646 issued and outstanding as of June 30, 2017 and December 31, 2016, respectively.	14,128	14,059
Additional paid-in capital	13,476,475	13,311,263
Accumulated deficit	(18,294,815)	(17,942,968)
Total stockholders' deficiency	(4,804,212)	(4,617,646)

Total liabilities and stockholders' deficiency	$181,785	$286,226

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INVO BIOSCIENCE, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited)

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30,	June 30,	June 30,	June 30,
	2017	2016	2017	2016

Revenue	$80,330	$5,446	$132,570	$23,553
Cost of Goods Sold	14,194	2,382	28,039	5,547

Gross Margin	66,136	3,064	104,531	18,006

Selling, general and administrative expenses	198,549	1,455,147	403,645	1,650,753
Total operating expenses	198,549	1,455,147	403,645	1,650,753

Loss from operations	(132,413)	(1,452,083)	(299,114)	(1,632,747)

Loss on settlement of debt	-	-	40,869	-
Interest expense	4,561	3,626	11,864	4,274
Total other ( income) expenses	4,561	3,626	52,733	4,274

Income (Loss) before income taxes	(136,974)	(1,455,709)	(351,847)	(1,637,021)

Provisions for income taxes	-	-	-	-

Net Loss	$(136,974)	$(1,455,709)	$(351,847)	$(1,637,021)

Basic net loss per weighted average shares of common stock	$(0.00)	$(0.01)	$(0.00)	$(0.01)

Diluted net loss per weighted average shares of common stock	$(0.00)	$(0.01)	$(0.00)	$(0.01)

Basic weighted average number of shares of common stock	141,281,531	138,436,073	141,015,152	137,760,860

Diluted weighted average number of shares of common stock	141,281,531	138,436,073	141,015,152	137,760,860

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INVO BIOSCIENCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the six months ended June 30, 2017	For the six months ended June 30, 2016

Net loss	$(351,847)	$(1,637,021)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash stock compensation issued for services	107,341	1,263,609
Loss on settlement of debt	40,869	-
Depreciation and amortization	-	1,878

Changes in operating assets and liabilities:
Accounts receivable	(40,190)	(16,899)
Inventories	15,019	(22,337)
Prepaid expenses and other current assets	(4,717)	(6,250)
Accounts payable and accrued expenses	(95,204)	(9,370)
Accrued compensation	194,400	258,000

Net cash used in operating activities	(134,329)	(168,390)

Net decrease in cash and cash equivalents	$(134,329)	$(168,390)

Cash and cash equivalents at beginning of period	$152,404	$492,004

Cash and cash equivalents at end of period	$18,075	$323,614

Supplemental disclosure:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Restricted Common stock issued upon note payable and interest conversion	$57,940

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INVO BIOSCIENCE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 June 30, 2017
(unaudited)

Note 1 – Basis of Presentation

The accompanying consolidated balance sheet as of June 30, 2017, the consolidated statements of operations for the three and six months ended June 30, 2017 and 2016, changes in stockholders’ deficiency for the three and six months ended June 30, 2017 and cash flows for the three and six months ended June 30, 2017 and 2016 INVO Bioscience, Inc. (the “Company”), and the related information contained in these notes have been prepared by management and are unaudited. Certain prior year balances have been reclassified to conform to the current year presentation. These reclassifications did not affect previously reported net loss or stockholders’ deficiency. In the opinion of management, all adjustments (which include normal recurring and nonrecurring items) necessary to present fairly the Company’s financial position, results of operations and cash flows in conformity with generally accepted accounting principles for the periods presented have been made. Interim operating results are not necessarily indicative of operating results for a full year.

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

The Company considers events or transactions that have occurred after the unaudited consolidated balance sheet date of June 30, 2017, but prior to the filing of the unaudited consolidated financial statements with the SEC on this Quarterly Report on Form 10-Q, to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure, as applicable. Subsequent events have been evaluated through the date of the filing of this Quarterly Report on Form 10-Q with the SEC.

Note 2 – Recent Accounting Pronouncements

In May 2017, the FASB issued ASU No. 2017-09 Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting. which was issued to clarify and reduce both (i) diversity in practice and (ii) cost and complexity when applying the guidance in Topic 718, “Compensation – Stock Compensation” to changes in the terms and conditions of a share-based payment award. This update is required beginning with the second quarter of the Company’s 2018 fiscal year and should be applied prospectively to award modifications after the effective date. The Company is currently in the process of assessing the impact of this ASU on its consolidated financial statements.

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

INVO BIOSCIENCE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 June 30, 2017
(unaudited)

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to have a material impact on the Company’s financial position, results of operations or cash flow.

Note 3 – Going Concern

As reflected in the accompanying unaudited consolidated financial statements for the quarter ended June 30, 2017, the Company is in its infancy with minimal revenues, had a net loss for the three and six of $136,974 and $351,847, respectively and a cumulative net loss of $18,294,815, a working capital deficiency of $4,707,328, a stockholder deficiency of $4,804,212 and cash used in operations of $134,329 for the six months ended June 30, 2017.  This raises substantial doubt about its ability to continue as a going concern.  The unaudited consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.

Note 4 – Inventory

As of June 30, 2017 and December 31, 2016, the Company recorded the following inventory balances:

	June 30, 2017	December 31, 2016
Work in Process	$24,357	$27,986
Finished Goods	45,834	57,224
Total Inventory	$70,191	$85,210

Note 5 – Property and Equipment

The estimated useful lives and accumulated depreciation for furniture, equipment and software are as follows as of June 30, 2017 and December 31, 2016:

Estimated Useful Life
Molds	3 to 7 years

	June 30, 2017	December 31, 2016
Manufacturing Equipment- Molds	$50,963	$50,963
Accumulated Depreciation	(35,263)	(35,263)
	$15,700	$15,700

During the three and six months ended June 30, 2017 and 2016 the Company recorded $0 in depreciation expense during both periods as the new mold has not been put into service as of these dates.

Note 6 – Patents

As of June 30, 2017 and December 31, 2016, the Company recorded the following patent balances:

	June 30, 2017	December 31, 2016
Total Patents	$77,743	$77,743
Accumulated Amortization	(58,605)	(58,605)
Patent costs, net	$19,138	$19,138

No amortization expenses were recorded during the three and six months ended June 30, 2017. During the three and six months ended June 30, 2016, the Company recorded $939 and $1,878 in amortization expenses respectively.

INVO BIOSCIENCE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 June 30, 2017
(unaudited)

Estimated amortization expense as of June 30, 2017 is as follows:

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

In March 2017, the Company converted the last Bridge Note in the amount of $10,000 and accrued interest into shares of common stock. The Company negotiated this conversion at a price lower than the conversion price stated in the original Bridge Note documents because the Bridge Note was past due.  This conversion was treated as a restructure of debt on the Company’s financial statements for the six months ended June 30, 2017.  $10,000 of the Bridge Notes and accrued interest were converted into 341,000 shares of restricted common stock resulting in a loss on debt settlement in the amount of $40,869.

The principal balances of the Convertible Notes was $0 and $10,000 as of June 30, 2017 and 2016 respectively.  The related interest for the three months ended June 30, 2017 and 2016 was $0 and $249 respectively. The related interest for the six months ended June 30, 2017 and 2016 was $0 and $498 respectively.

INVO BIOSCIENCE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 June 30, 2017
(unaudited)

Notes Payable

In August 2016, INVO Bioscience converted a long time vendor’s outstanding accounts payable balance of $131,722 into a three (3) year 5% notes payable. The note provides for interest only payments on the first and second anniversaries of the note. The note is payable in full along with any outstanding accrued interest on the third anniversary. The Company has the right to prepay the note at any time without a premium or penalty.  The related interest for the three months ended June 30, 2017 and 2016 was $1,647 and $0, respectively. The related interest for the six months ended June 30, 2017 and 2016 was $3,293 and $0, respectively.

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

In Other Related Party Transactions, we have been renting our corporate office from Forty Four Realty Trust which is owned by James Bowdring, the brother of Director, Robert Bowdring since November 2012. It is a month to month rental arrangement for less than the going fair market real estate rental rate. We have been paying $4,800 annually since 2012. In addition the Company purchases stationary supplies and marketing items at discounted rates from Superior Printing & Promotions which is also owned by James Bowdring and is in the same building as our corporate office. INVO Bioscience spent $0 with Superior Printing during both of the three and six months ended June 30, 2017 and 2016 respectively.

INVO BIOSCIENCE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 June 30, 2017
(unaudited)

Principal balances of the Related Party loans were as follows:

	June 30, 2017	December 31, 2016
Claude Ranoux Note	$21,888	$21,888

James Bowdring – Q211 Note	25,000	25,000

James Bowdring- Q411 Note	10,000	10,000

Kathleen Karloff Note	154,000	154,000

Total	$210,888	$210,888

Interest expense on the Related Party loans was $2,914 and $3,377 for the three months ended June 30, 2017 and 2016, respectively. Interest expense on the Related Party loans was $5,826 and $3,776 for the six months ended June 30, 2017 and 2016, respectively.

Accounts payable and accrued liabilities balances include expenses reports for Ms. Karloff, Dr. Ranoux and Mr. Bowdring for expenses they paid for personally related to travel or normal business expenses and interest owed on their notes to the Company are $123,000 and $120,000 as of June 30, 2017 and December 31, 2016 respectively.

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

In June 2017, pursuant to Section 4(2) of the Securities Act, the company issued 99,412 shares of restricted common stock with a fair value of $30,898 to service providers.

Note 10 – Stock Options and Warrants

As of June 30, 2017 and 2016, the Company did not have any options or warrants to acquire shares of Common Stock outstanding.

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

INVO BIOSCIENCE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 June 30, 2017
(unaudited)

The Company’s total deferred tax liabilities, deferred tax assets and deferred tax asset valuation allowances at June 30, 2017 and December 31, 2016 are as follows:

	June 30, 2017	December 31, 2016
Total deferred tax assets	$7,318,000	$7,177,000
Less valuation allowance	(7,318,000)	(7,177,000)
Total deferred tax liabilities	-	-
Net deferred tax asset (liability)	$-	$-

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

INVO BIOSCIENCE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 June 30, 2017
(unaudited)

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

Since November 2, 2015 when INVO Bioscience was notified by the United States Food & Drug Administration that the INVOcell and INVO procedure were cleared for use, the company has begun to market and sell the INVOcell in several locations across the U.S. and plans on continuing to penetrate the market through 2017 and beyond. The Company currently has 50 appropriately trained physician’s offices or satellite facilities of an IVF center in the U.S. where patients can attain the INVO treatment for infertility.

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

During the six months ended June 30, 2017 the Company truly started to embark on establishing a market in North America for its patented INVO procedure. After a very successful American Society of Reproductive Medicine (ASRM) Congress in October 2016 where the management of INVO introduced and showed the INVOcell medical device to hundreds of medical professionals who came by the Company’s inaugural exhibition booth.  INVO Bioscience revamped its training process by holding semimonthly hands on clinics in its Board Member Dr. Kevin Doody’s CARE Fertility Center in Bedford, TX.  The one day session is a collaborative effort where Dr. Doody and INVO’s management provide an overview and then the “students” are brought into the treatment area of the center and Dr. Doody along with his knowledgeable and experienced staff walk through the specifics techniques required of the INVO procedure.  This quarter’s revenue increase is a result of these sessions. As the date of this filing INVO Bioscience has conducted five training sessions, as recently as July 15th. The doctors and embryologist excitedly leave the training and go back to their practices to determine how INVO will fit into their current offering of services. This process usually takes a few months. We are starting to see our first re-orders come in from the initial training sessions.

We have already secured our presentation booth for this year’s ASRM Congress being held in San Antonio on October 30 through November 1, 2017. We will be at booth 142, if you are at the Congress please plan on stopping by and introducing yourself.  As we continue to get out into the market, we are anticipating another very active 3-4 days of physicians, embryologists and staff members coming by to see and learn more about the INVOcell and INVO Procedure.

The Effortless IVF team in Canada, our approved INVO partner worked diligently during the past eleven months to get their initial center open in Calgary and have received their clinical and laboratory accreditation from the College of Physicians and Surgeons of Alberta. We are very excited for the team as they are now offering the INVO procedure to the citizens of Canada. We congratulate them for achieving this long awaited milestone and look forward as they develop the Canadian market.

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

We started this effort shortly after getting our first quarter 10Q filed in May. We made a trip to NYC and had a number of excellent meetings. In June we had our first investor presentation at the LD Micro Conference held in Santa Monica, CA on June 7th.  It was a very good conference for us, in addition to the well attended presentation we had meetings from when we first arrived on Tuesday until the conference ended on Wednesday. It helped us to better understand the current market condition for our capital raise and put us on a very good track.

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

Results of Operations

Three months ended June 30, 2017, compared to the three months ended June 30, 2016

Net Sales and Revenues

Net sales and revenue for the three months ended June 30, 2017, were $80,330 compared to $5,446 for the same three month period in 2016.  This $74,884 increase was the result of FDA approval and soft launch of the INVOcell IVC process to reproductive endocrinologists and embryologists at the 2016 ASRM Congress in Salt Lake City, UT. In the second quarter of 2017 we continued to train additional doctors and started to see some initial reorders come in from the practices that had been trained earlier in the year and last year.

Gross Margin

The gross margin reported for the second quarter ended June 30, 2017 was 82% or $66,136 compared to 56% or $3,064 for the three months ended June 30, 2016. The percentage and the $63,072 increase in gross margin was related to the revenue increase, the additional 26% of margin was also attributed to the significant revenue increase spreading the fixed costs of sales over a larger revenue base.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2017 were $198,549 as compared to $1,455,147 for the three months ended June 30, 2016.  Our limited cash resources have us continuing to keep a tight reign over spending in 2017 as we have in the past. The $1,256,598 decrease in SG&A during the second quarter of 2017 compared to the 2nd quarter of 2016 was the result of the issuance of 3,511,000 shares of restricted common stock, a non-cash expense of $1,264,000 to the employees, consultants and interns for their efforts and service to INVO in 2015 and 2016 without compensation in May 2016.

Interest Expense and Financing Fees

During the three-month period ended June 30, 2017 we incurred an accrued and unpaid interest expense of $4,561 for the outstanding notes payable currently on our balance sheet. This was compared to the $3,626 of interest accrued last year’s 3 month period ended June 30, 2016 for related party notes payable obligations.

Net Income (loss)

Net loss for the three months ended June 30, 2017 was $136,974 as compared to a net loss of $1,455,709 for the three months ended June 30, 2016. The primary reason for the improvement was the result of the stock compensation expense charge in took in the quarter ended June 30, 2016 and not again in the three months ended June 30, 2017.

Six months ended June 30, 2017, compared to the six months ended June 30, 2016

Net Sales and Revenues

Net sales and revenue for the six months ended June 30, 2017, were $132,570 compared to $23,553 for the same six month period in 2016.  This $109,017 or 463% revenue increase during 2017 was the result of FDA approval and the Company’s ability to slowly start to market its product in the United States.

Gross Margin

The gross margin reported for the six months ended June 30, 2017 was 79% or $104,531 compared to 76% or $18,006 for the six months ended June 30, 2016. The 3 percentage point increase in gross margin was related to higher revenue offset be the lower introductory price.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended June 30, 2017 were $403,645 as compared to $1,650,753 for the six months ended June 30, 2016. The primary reason for the improvement was the result of the stock compensation expense charge in took in the quarter ended June 30, 2016 and not again in 2017.

Interest Expense and Financing Fees

During the six month period ended June 30, 2017 we incurred a non-cash expense of $40,869 for the costs associated with the conversion of the last 2009 Bridge Note, as well as an increase in interest expense as a result of the conversion of $131,700 of very old accounts payable invoices into a 5% three year note.  These items resulted in a $48,459 increase in financing fees and in interest for the six months ended June 30, 2017 compared to the same period in 2016.

Net Income (loss)

Net loss for the six months ended June 30, 2017 was $351,847 as compared to a net loss of $1,637,021 for the six months ended June 30, 2016. The primary reason for the improvement was the result of the stock compensation expense charge in took in the six months ended June 30, 2016 and not again in 2017.

Liquidity and Capital Resources

As of June 30, 2017, we had $18,075 in cash and no cash equivalents.

Net cash used by operating activities was $134,329 for the six months ended June 30, 2017, compared to net cash used by operating activities of $168,390 for the six months ended June 30, 2016.  The increase in net cash used was due to an increase in accounts receivable due to the higher revenue and a decrease of accounts payable and accrued expenses using cash to pay vendors.

No cash was used during the six months of 2017 or 2016 in investing activities or financing activities.

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

Intangible Assets

The Company’s intangible assets consist of its INVOcell and INVO process patents The Company amortizes its intangible assets with definitive lives over their useful lives, which range up to 20 years, based on the time period the Company expects to receive the economic benefit from these assets. No impairment charge was recorded during the three and six month period ended June 30, 2017 or 2016.

The Company continually assesses whether events or changes in circumstances have occurred that may warrant revision of the estimated useful lives of its intangible and indefinite-lived assets or whether the remaining balances of those assets should be evaluated for possible impairment. There were no changes in the carrying value of intangible and indefinite-lived assets during the three and six months ended June 30, 2017.

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

The Company continually assesses whether events or changes in circumstances have occurred that may warrant revision of the estimated useful lives of its intangible and indefinite-lived assets or whether the remaining balances of those assets should be evaluated for possible impairment. There were no changes in the carrying value of intangible and indefinite-lived assets during the three and six months ended June 30, 2017.

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

Item 3.       Quantitative and Qualitative Disclosures about Market Risks

Not Applicable

Item 4.       Controls and Procedures

Item 4a.     Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2017, the end of the fiscal period covered by this Form 10Q.  We maintain disclosure controls and procedures that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.   Based upon that evaluation and the identification of the material weakness in the Company’s internal control over financial reporting as of December 31, 2016 (described below) which has not been remediated as of the end of the period covered by this Quarterly Report, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were ineffective as of the end of the period covered by this Quarterly Report.

Because of the Company’s limited resources and limited number of employees, management concluded that, as of June 30, 2017, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Item 2.      Unregistered Issuance of Equity Securities and Use of Proceeds

During the period covered by this Report, we issued 347,162 shares of restricted Common Stock for payment of professional services and 341,000 for settlement of a convertible note and accrued interest. We claimed the exemption from registration set forth in Section 4(2) of the Securities Act and the rules there under, as private transactions not involving a public distribution.  The facts we relied upon to claim the exemption include: (i) all represented that they acquired the shares from the Company for investment and not with a view to distribution to the public; (ii) each certificate issued for unregistered securities contains a legend stating that the securities have not been registered under the Securities Act and setting forth the restrictions on the transferability and the sale of the securities; (iii) most represented that they are accredited investors and all are familiar with our business activities; and (iv) all given full and complete access to any corporate information they requested.

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
101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2017 and 2016, (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016, and (iv) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 10, 2017.

INVO Bioscience, Inc.

Date: August 10, 2017	By:	/s/Kathleen Karloff
Kathleen Karloff, Chief Executive Officer
(Principal Executive Officer)
Date: August 10, 2017	By:	/s/ Robert J. Bowdring
Robert J. Bowdring, Treasurer and
Acting Chief Financial Officer (Acting Principal Financial and Accounting Officer)

EXHIBIT INDEX

31.1	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications of Principal Executive Officer and Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2017 and 2016, (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016, and (iv) Notes to Consolidated Financial Statements.