Form 10-Q
period 2016-03-31
INVO Bioscience, Inc.
filed 2017-09-05
CIK 1417926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Shares of common stock, par value $.0001 per share: 137,085,646 shares outstanding as of May 13, 2016 and 141,284,808 shares outstanding as of August 31, 2017.

INVO BIOSCIENCE, INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2016

PART I.  FINANCIAL INFORMATION

Item 1.       Financial Statements (unaudited)

 INVO BIOSCIENCE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

Assets
	March 31,	December 31,
	2016	2015
Current Assets:	(unaudited)
Cash	$423,327	$492,004
Accounts receivable, net	18,107	1,346
Inventory	62,961	65,420
Prepaid expenses	25,275	-
Total current assets	529,670	558,770

Property and equipment, net	-	-

Other Assets:
Capitalized patents, net	19,607	21,016
Total other assets	19,607	21,016

Total assets	$549,277	$579,786

Liabilities and Stockholders' Deficiency

Current Liabilities:
Accounts payable and accrued liabilities including related parties	$1,047,313	$1,025,510
Accrued compensation	3,219,390	3,090,390
Note payable- related party	210,888	210,888
Convertible notes	10,000	10,000
Total current liabilities	4,487,591	4,336,788

Notes payable - long term	-	-

Total liabilities	4,487,591	4,336,788

Commitments and Contingencies (Note 12)

Stockholders' Deficiency:
Preferred Stock, $.0001 par value; 100,000,000 shares authorized; No shares issued and outstanding as of March 31, 2016 and December 31, 2015	-	-
Common Stock, $.0001 par value; 200,000,000 shares authorized; and 137,085,646 issued and outstanding as of March 31, 2016 and December 31, 2015	13,708	13,708
Additional paid-in capital	12,048,006	12,048,006
Accumulated deficit	(16,000,028)	(15,818,716)
Total stockholders' deficiency	(3,938,314)	(3,757,002)

Total liabilities and stockholders' deficiency	$549,277	$579,786

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INVO BIOSCIENCE, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited)

	For the three months ended March 31, 2016	For the three months ended March 31, 2015
Revenue:
Product revenue	$18,107	$3,625
Cost of Goods Sold:
Product costs	3,165	2,208

Gross Margin:	14,942	1,417

Operating Expenses:

Selling, general and administrative	195,606	133,260
Total operating expenses	195,606	133,260

Loss from operations	(180,664)	(131,843)

Other Expenses:

Loss on settlement of debt	-	-
Interest expense	648	12,815
Total other expenses	648	12,815

Loss before income taxes	(181,312)	(144,658)

Provisions for income taxes	-	-

Net loss	$(181,312)	$(144,658)

Basic net loss per weighted average shares of common stock	$(0.00)	$(0.00)
Diluted net loss per weighted average shares of common stock	$(0.00)	$(0.00)
Basic and diluted weighted average number of shares of common stock	137,085,646	119,790,603

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

 INVO BIOSCIENCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the three months ended March 31, 2016	For the three months ended March 31, 2015

Net loss	$(181,312)	$(144,658)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash stock compensation issued for services	-	-
Loss on settlement of debt	-	-
Depreciation and amortization	1,409	1,409

Changes in operating assets and liabilities:
Accounts receivable	(16,761)	(1,813)
Inventories	2,459	559
Prepaid expenses and other current assets	(25,275)	-
Accounts payable and accrued expenses	21,803	28,148
Accrued compensation	129,000	97,200

Net cash used in operating activities	(68,677)	(19,155)

Cash flows from financing activities:
Proceeds from the sale of common stock	-	25,000
Net cash (used in) provided by financing activities		25,000

Net decrease in cash and cash equivalents	$(68,677)	$5,845

Cash and cash equivalents at beginning of period	$492,004	$18,626

Cash and cash equivalents at end of period	$423,327	$24,471

Supplemental disclosure:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Restricted Common stock issued upon note payable and interest conversion	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INVO BIOSCIENCE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 March 31, 2016
(unaudited)

Note 1 – Basis of Presentation

The accompanying consolidated balance sheet as of March 31, 2016, the consolidated statements of operations for the three months ended March 31, 2016 and 2015, changes in stockholders’ deficiency for the three months ended March 31, 2016 and cash flows for the three months ended March 31, 2016 and 2015 INVO Bioscience, Inc. (the “Company”), and the related information contained in these notes have been prepared by management and are unaudited. Certain prior year balances have been reclassified to conform to the current year presentation. These reclassifications did not affect previously reported net loss or stockholders’ deficiency. In the opinion of management, all adjustments (which include normal recurring and nonrecurring items) necessary to present fairly the Company’s financial position, results of operations and cash flows in conformity with generally accepted accounting principles for the periods presented have been made. Interim operating results are not necessarily indicative of operating results for a full year.

The preparation of our unaudited consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the unaudited consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2015 Annual Report on Form 10-K previously filed by the Company with the Securities and Exchange Commission.

The Company considers events or transactions that have occurred after the unaudited consolidated balance sheet date of March 31, 2016, but prior to the filing of the unaudited consolidated financial statements with the SEC on this Quarterly Report on Form 10-Q, to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure, as applicable. Subsequent events have been evaluated through the date of the filing of this Quarterly Report on Form 10-Q with the SEC.

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

INVO BIOSCIENCE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 March 31, 2016
(unaudited)

Note 3 – Going Concern

As reflected in the accompanying unaudited consolidated financial statements for the quarter ended March 31, 2016, the Company is in its infancy with minimal revenues, had a net loss for the quarter of $181,312 and a cumulative net loss of $16,000,028, a working capital deficiency of $3,957,921, a stockholder deficiency of $3,938,314 and cash used in operations of $68,677 for the three months ended March 31, 2016.  This raises substantial doubt about its ability to continue as a going concern.  The unaudited consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.

Note 4 – Inventory

As of March 31, 2016 and December 31, 2015, the Company recorded the following inventory balances:

	March 31, 2016	December 31, 2015
Work in Process	$34,712	$31,997
Finished Goods	28,249	33,423
Total Inventory	$62,961	$65,420

Note 5 – Property and Equipment

The estimated useful lives and accumulated depreciation for furniture, equipment and software are as follows as of March 31, 2016 and December 31, 2015:

Estimated Useful Life
Molds	3 to 7 years
Computers and Software	3 to 5 years

	March 31, 2016	December 31, 2015
Manufacturing Equipment- Molds	$35,263	$35,263
Accumulated Depreciation	(35,263)	(35,263)
	-	-
Network / IT Equipment	7,595	7,595
Less: Accumulated Depreciation	(7,595)	(7,595)
	$-	$-

During the three months ended March 31, 2016 and 2015 the Company recorded $0 in depreciation expense during both periods.

Note 6 – Patents

As of March 31, 2016 and December 31, 2015, the Company recorded the following patent balances:

	March 31, 2016	December 31, 2015
Total Patents	$77,743	$77,743
Accumulated Amortization	(58,136)	(56,727)
Patent costs, net	$19,607	$21,016

During the three months ended March 31, 2016 and 2015, the Company recorded $1,409 in amortization expenses.

INVO BIOSCIENCE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 March 31, 2016
(unaudited)

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

The principal balances of the Convertible Notes was $10,000 and $310,000 as of March 31, 2016 and 2015 respectively.  The related interest for the three months ended March 31, 2016 and 2015 was $250 and $12,815 respectively.

Note 8 – Notes Payable and Other Related Party Transactions

On September 18, 2008, the Company entered into a related party transaction with Dr. Claude Ranoux.  Dr. Ranoux was then the President, Director and Chief Scientific Officer of the Company; as of the date of this filing he is a Director.  Dr. Ranoux had loaned funds to the Company to sustain its operations since January 5, 2007 (inception).  Dr. Ranoux’s total original cumulative investment as of December 31, 2008 was $96,462, as of December 31, 2015 it is $21,888 (“the Principal Amount”) in INVO Bioscience.  On March 26, 2009, the Company and Dr. Ranoux agreed to re-write the agreement to a non-convertible note payable bearing interest at 5% per annum, the term of the note had been extended, and has been extended a couple of additional times, the current repayment date is October 31, 2018.  The Company and Dr. Ranoux can jointly decide to repay the loan earlier without prepayment penalties.  During the twelve months ended December 31, 2015, $20,000 respectively were repaid on the principal of the loan.

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

INVO BIOSCIENCE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 March 31, 2016
(unaudited)

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

In Other Related Party Transactions, we have been renting our corporate office from Forty Four Realty Trust which is owned by James Bowdring, the brother of Director, Robert Bowdring since November 2012. It is a month to month rental arrangement for less than the going fair market real estate rental rate. We have been paying $4,800 annually since 2012. In addition the Company purchases stationary supplies and marketing items at discounted rates from Superior Printing & Promotions which is also owned by James Bowdring and is in the same building as our corporate office. INVO Bioscience spent $0 with Superior Printing during both of the three months ended March 31, 2016 and 2015 respectively.

Principal balances of the Related Party loans were as follows:

	March 31, 2016	December 31, 2015
Claude Ranoux Note	$21,888	$21,888

James Bowdring – Q211 Note	25,000	25,000

James Bowdring- Q411 Note	10,000	10,000

Kathleen Karloff Note	154,000	154,000

Total	$210,888	$210,888

Interest expense on the Related Party loans was $648 and $4,412 for the quarter ended March 31, 2016 and 2015, respectively.

Accounts payable and accrued liabilities balances include expenses reports for Ms. Karloff, Dr. Ranoux and Mr. Bowdring for expenses they paid for personally related to travel or normal business expenses and interest owed on their notes to the Company are $149,000 and $142,000 as of March 31, 2016 and December 31, 2015 respectively.

Note 9 – Stockholders’ Equity

Three months ended March 31, 2016:
During the three months ended March 31, 2016 the Company did not issue any shares of common stock.

On April 20, 2017 the Company filed its Annual Report on Form 10K for the year ended December 31, 2016 all stock transactions for 2016 are incorporated by reference in that filing.

INVO BIOSCIENCE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 March 31, 2016
(unaudited)

Note 10 – Stock Options and Warrants

As of March 31, 2016 the Company did not have any options or warrants to acquire shares of Common Stock outstanding. As of March 31, 2015 the Company had 1,750,000 warrants to acquire shares of Common Stock outstanding.

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

The Company’s total deferred tax liabilities, deferred tax assets and deferred tax asset valuation allowances at March 31, 2016 and December 31, 2015 are as follows:

	March 31, 2016	December 31, 2015
Total deferred tax assets	$6,400,000	$6,327,000
Less valuation allowance	(6,400,000)	(6,327,000)
Total deferred tax liabilities	-	-
Net deferred tax asset (liability)	$-	$-

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

INVO BIOSCIENCE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(unaudited)

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

Note 13 – Subsequent Events

On April 20, 2017 the Company filed its Annual Report on Form 10K for the year ended December 31, 2016 and on May 15, 2017 file it Current Report on Form 10Q for the three months ended March 31, 2017 any subsequent events are incorporated by reference in those two filings.

The Company has evaluated subsequent events through the date the financial statements were released.

Item 2.       Management s Discussion and Analysis of Financial Condition and Results of Operations

Statements made in this Quarterly Report on Form 10-Q, including without limitation this Management's Discussion and Analysis of Financial Condition and Results of Operations, other than statements of historical information, are forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These forward-looking statements may sometimes be identified by such words as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate” and “continue” or similar words.  We believe that it is important to communicate our future expectations to investors.  However, these forward-looking statements involve many risks and uncertainties including those referred to herein and in our Annual Report on Form 10-K for the year ended December 31, 2015.  Our actual results could differ materially from those indicated in such forward-looking statements as a result of certain factors.  We are under no duty to update any of the forward-looking statements after the date of this Quarterly Report on Form 10-Q to conform these statements to actual results.

Overview

INVO Bioscience’s mission is to increase access to care and expand fertility treatment and patient care across the globe. We have developed the INVOcell device and procedure, the first Intravaginal Culture (IVC) system granted FDA clearance in the United States, providing millions of infertile couples across the country access to this new infertility treatment. This novel device and procedure provides a more natural, safe, effective and economical fertility treatment compared to the current infertility treatment in-vitro fertilization (“IVF”). The patented INVOcell device is used for the incubation of eggs and sperm during fertilization and early embryo development. Unlike conventional infertility treatments such as IVF where the eggs and sperm develop into embryos in a laboratory incubator, the INVOcell utilizes the women’s body (vaginal cavity) as an incubator to support a more natural fertilization and embryo development environment. This novel device promotes in vivo conception and early embryo development.

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

For many couples struggling with infertility, access to treatment is often not available. Financial challenges, limited availability of specialized medical care, religious, social and cultural roadblocks can prevent these hopeful couples from realizing their dream to have a baby. There are many benefits to the INVO Procedure, including:

• Reduces the risk of errors of wrong embryo transfers since the embryos are never separated from the woman.
• Promotes greater involvement by couples in the treatment and conception.
• Creates a more natural and environmentally stable incubation than traditional IVF incubation in a laboratory.
• Reduces the worry of leaving embryos in an incubator where mix-ups have been known to occur.

Since November 2, 2015 when INVO Bioscience was notified by the United States Food & Drug Administration that the INVOcell and INVO procedure were cleared for use, the company has begun to market and sell the INVOcell in several locations across the U.S. and plans on continuing to penetrate the market through 2016 and beyond.

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

During the three months ended March 31, 2016 the Company started to market its patented INVOcell Procedure in the United States after receiving clearance from the US FDA in November 2015.  Dr. Ranoux started the process of going to doctor’s practices who were interested in offering the INVO Procedure and train them on its specific characteristics. Dr. Ranoux traveled to clinics in Phoenix, San Antonio and Washington DC. He also traveled to the 2016 ASRM Environmental Summit to discuss how the INVOcell reduces the carbon footprint compared to current reproductive offerings by using the woman’s body in place of a lab.

We have seen a significant slowdown in INVO procedures being performed by our partner doctors in South America as a result of the Zika virus. We are hoping for the sake of the people of South America strides are made quickly to curtail the virus to allow them to move on without fear this terrible disease.

Sanzyme, our Indian partner is continuing to move forward marketing the INVO procedure in eastern India.

We continue to control all spending and currently require approximately $70,000 per quarter to fund our operations.  This amount will increase upon proper funding as we expand our marketing, sales and training efforts; however, if we do not raise additional capital in the near future we will have to further curtail our spending.  Our cash needs are primarily attributable to funding marketing efforts to spread the word of the benefits of the INVO procedure initially across the United States. To develop a sales team and expand our training capabilities, satisfy existing obligations of patient key vendors and building an administrative infrastructure, including all the professional fees and expenses associated with being a public company.

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

Our registered independent certified public accountants have stated in their report dated March 17, 2017, filed with the Company’s Annual Report on Form 10-K that the Company has a generated negative cash outflows from operating activities, experienced recurring net operating losses, and is dependent on securing additional equity and debt financing to support its business efforts.  These factors among others may raise substantial doubt about our ability to continue as a going concern.

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and results of operations are based upon the unaudited condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles as recognized in the United States of America.  The preparation of these financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and disclosure of contingent assets and liabilities.  Our estimates include those related to revenue recognition, the valuation of inventory, and valuation of deferred tax assets and liabilities, useful lives of intangible assets, warranty obligations and accruals.  We base our estimates on historical experience and on various other assumptions that management believes to be reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions or conditions.  For a complete description of accounting policies, see Note 1 to our financial statements included in our Form 10-K for the year ended December 31, 2015.  There were no significant changes in critical accounting estimates.

Results of Operations

Three months ended March 31, 2016, compared to the three months ended March 31, 2015

Net Sales and Revenues

Net sales and revenue for the three months ended March 31, 2016, were $18,107 compared to $3,625 for the same three month period in 2015.  This 399% increase was the result of FDA approval and soft launch of the INVOcell IVC process to reproductive endocrinologists who heard about the INVOcell and wanted to offer it at their clinics.

Gross Margin

The gross margin reported for the first quarter ended March 31, 2016 was 83% or $14,942 compared to 39% or $1,417 for the three months ended March 31, 2015. The 44% increase in the gross margin percent was related primarily to the higher sales during the first quarter of 2016 absorbing more of the fixed manufacturing costs compared to the same three month period in 2015.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2016 were $195,606 as compared to $133,260 for the three months ended March 31, 2015.  Our limited cash resources have continued to force us to keep a tight reign over spending in the start of 2016, the 47% increase in SG&A for the three months ended March 31, 2016 compared to the same three month period of 2015 is the result of the expenses related to starting the training process of US doctors.

Interest Expense and Financing Fees

During the three-month period ended March 31, 2016 we incurred a non-cash expense of $648 for interest of related party loans compared to $12,815 for both the interest on related party loans and the last of the convertible notes.

Net Income (loss)

Net loss for the three months ended March 31, 2016 was $181,312 as compared to a net loss of $144,658 for the three months ended March 31, 2015. The primary reason for the increased loss was the result of the additional travel and training expenses during 2016.

Liquidity and Capital Resources

As of March 31, 2016, we had $423,327 in cash and no cash equivalents.

Net cash used by operating activities was $68,677 for the three months ended March 31, 2016, compared to net cash used by operating activities of $19,155 for the three months ended March 31, 2015.  The increase in net cash used was due to an increase in accounts receivable due to the higher revenue and a decrease of accounts payable and accrued expenses using cash to pay vendors.

Net cash of $25,000 cash was provided by the sale of common stock during the first three months of 2015.

Our registered independent certified public accountants have stated in their report dated March 17, 2017, filed with the Company’s Annual Report on Form 10-K that the Company has a generated negative cash outflows from operating activities, experienced recurring net operating losses, and is dependent on securing additional equity and debt financing to support its business efforts.  These factors among others may raise substantial doubt about our ability to continue as a going concern.

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

Critical Accounting Policies and Estimates

There have been no material changes in our critical accounting policies or critical accounting estimates since December 31, 2015. For further discussion of our accounting policies see the “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 as well as the notes to the financial statements contained in this Quarterly Report on Form 10-Q.

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

Intangible Assets

The Company’s intangible assets consist of its INVOcell and INVO process patents The Company amortizes its intangible assets with definitive lives over their useful lives, which range up to 20 years, based on the time period the Company expects to receive the economic benefit from these assets. No impairment charge was recorded during the three month period ended March 31, 2016 or 2015.

The Company continually assesses whether events or changes in circumstances have occurred that may warrant revision of the estimated useful lives of its intangible and indefinite-lived assets or whether the remaining balances of those assets should be evaluated for possible impairment. There were no changes in the carrying value of intangible and indefinite-lived assets during the three months ended March 31, 2016.

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

The Company continually assesses whether events or changes in circumstances have occurred that may warrant revision of the estimated useful lives of its intangible and indefinite-lived assets or whether the remaining balances of those assets should be evaluated for possible impairment. There were no changes in the carrying value of intangible and indefinite-lived assets during the three months ended March 31, 2016.

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

The statements contained in this Quarterly Report on Form 10‑Q which are not historical facts, are forward‑looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements regarding future events and our future results are based on current expectations, estimates, forecasts, and projections and the beliefs and assumptions of our management, including, without limitation, our expectations regarding results of operations, the commercialization of our technology, regulatory approvals, our development of new technologies, the adequacy of our ability to develop current financing sources to fund our operations, our growth initiatives, and the strength of our intellectual property portfolio. These forward-looking statements may be identified by the use of words such as “plans”, “intends,” “may,” “could,” “expect,” “estimate,” “anticipate,” “continue” or similar terms, though not all forward-looking statements contain such words. The actual results of the future events described in such forward‑looking statements could differ materially from those stated in such forward‑looking statements due to a number of important factors. These factors that could cause actual results to differ from those anticipated or predicted include, without limitation, our ability to develop and commercialize our products, including obtaining regulatory approvals, the size and growth of the potential markets for our products and our ability to serve those markets, the rate and degree of market acceptance of any of our products, general economic conditions, costs and availability of raw materials and management information systems, our ability to obtain and maintain intellectual property protection for our products, competition, the loss of key management and technical personnel, our ability to obtain timely payment of our invoices from customers, litigation, the effect of governmental regulatory developments, the availability of financing sources, our ability to comply with our debt obligations, our ability to deleverage our balance sheet, and seasonality, as well as the uncertainties set forth in the Company’s Annual Report on Form 10‑K, filed on March 17, 2017, including the risk factors contained in Item 1A, and from time to time in the Company's other filings with the Securities and Exchange Commission. The Company disclaims any intention or obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.       Quantitative and Qualitative Disclosures about Market Risks

Not Applicable

Item 4.       Controls and Procedures

Item 4a.     Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2016, the end of the fiscal period covered by this Form 10Q.  We maintain disclosure controls and procedures that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.   Based upon that evaluation and the identification of the material weakness in the Company’s internal control over financial reporting as of December 31, 2015 (described below) which has not been remediated as of the end of the period covered by this Quarterly Report, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were ineffective as of the end of the period covered by this Quarterly Report.

Because of the Company’s limited resources and limited number of employees, management concluded that, as of March 31, 2016, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Item 1A.   Risk Factors

You should carefully review and consider the information regarding certain factors that could materially affect our business, financial condition or future results set forth under “Item 1A.  Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed on March 17, 2017 with the SEC.  Other than the Company’s continued limited resources as its single largest risk. There have been no material changes from the factors disclosed in our 2015 Annual Report on Form 10-K, although we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the Securities and Exchange Commission.

Item 2.      Unregistered Issuance of Equity Securities and Use of Proceeds

None.

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
101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015, (ii) Consolidated Statements of Operations for the three months ended March 31, 2016 and 2015, (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015, and (iv) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on September 5, 2017.

INVO Bioscience, Inc.

Date: September 5, 2017	By:	/s/Kathleen Karloff
Kathleen Karloff, Chief Executive Officer
(Principal Executive Officer)
Date: September 5, 2017	By:	/s/ Robert J. Bowdring
Robert J. Bowdring, Treasurer and
Acting Chief Financial Officer (Acting Principal Financial and Accounting Officer)

EXHIBIT INDEX

31.1	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications of Principal Executive Officer and Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015, (ii) Consolidated Statements of Operations for the three months ended March 31, 2016 and 2015, (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015, and (iv) Notes to Consolidated Financial Statements.