Form 10-Q
period 2016-06-30
INVO Bioscience, Inc.
filed 2017-09-05
CIK 1417926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Shares of common stock, par value $.0001 per share: 140,596,646 shares outstanding as of August 12, 2016 and 141,284,808 shares outstanding as of August 31, 2017.

INVO BIOSCIENCE, INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2016

PART I.  FINANCIAL INFORMATION

Item 1.       Financial Statements (unaudited)

 INVO BIOSCIENCE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

Assets
	June 30,	December 31,
	2016	2015
Current Assets:	(unaudited)
Cash	$323,614	$492,004
Accounts receivable, net	18,245	1,346
Inventory	87,757	65,420
Prepaid expenses	6,250	-
Total current assets	435,866	558,770

Property and equipment, net	-	-

Other Assets:
Capitalized patents, net	19,138	21,016
Total other assets	19,138	21,016

Total assets	$455,004	$579,786

Liabilities and Stockholders' Deficiency

Current Liabilities:
Accounts payable and accrued liabilities including related parties	$1,016,140	$1,025,510
Accrued compensation	3,348,390	3,090,390
Note payable- related party	210,888	210,888
Convertible notes	10,000	10,000
Total current liabilities	4,585,418	4,336,788

Notes payable - long term	-	-

Total liabilities	4,585,418	4,336,788

Commitments and Contingencies (Note 12)

Stockholders' Deficiency:
Preferred Stock, $.0001 par value; 100,000,000 shares authorized; No shares issued and outstanding as of June 30, 2016 and December 31, 2015	-	-
Common Stock, $.0001 par value; 200,000,000 shares authorized; 140,596,646 and 137,085,646 issued and outstanding as of June 30, 2016 and December 31, 2015	14,059	13,708
Additional paid-in capital	13,311,264	12,048,006
Accumulated deficit	(17,455,737)	(15,818,716)
Total stockholders' deficiency	(4,130,414)	(3,757,002)

Total liabilities and stockholders' deficiency	$455,004	$579,786

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INVO BIOSCIENCE, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited)

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30,	June 30,	June 30,	June 30,
	2016	2015	2016	2015

Product Revenue	$5,446	$5,551	$23,553	$9,176
Cost of Goods Sold	2,382	(466)	5,547	1,742

Gross Margin	3,064	6,017	18,006	7,434

Selling, general and administrative expenses	1,455,147	113,457	1,650,753	246,717
Total operating expenses	1,455,147	113,457	1,650,753	246,717

Loss from operations	(1,452,083)	(107,440)	(1,632,747)	(239,283)

Other (Income) Expenses:
Loss on settlement of debt	-	4,332,155	-	4,332,155

Interest expense	3,626	7,673	4,274	20,488
Total other (income) expenses	3,626	4,339,828	4,274	4,352,643

Loss before income taxes	(1,455,709)	(4,447,268)	(1,637,021)	(4,591,926)

Provisions for income taxes	-	-	-	-

Net Loss	$(1,455,709)	$(4,447,268)	$(1,637,021)	$(4,591,926)

Basic net loss per weighted average shares of common stock	$(0.01)	$(0.04)	$(0.01)	$(0.04)

Diluted net loss per weighted average shares of common stock	$(0.01)	$(0.04)	$(0.01)	$(0.04)

Basic weighted average number of shares of common stock	138,436,073	125,580,775	137,760,860	122,701,684

Diluted weighted average number of shares of common stock	138,436,073	125,580,775	137,760,860	122,701,984

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

 INVO BIOSCIENCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the six months ended June 30, 2016	For the six months ended June 30, 2015

Net loss	$(1,637,021)	$(4,591,926)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash stock compensation issued for services	1,263,608	-
Loss on settlement of debt	-	4,332,155
Depreciation and amortization	1,878	2,817

Changes in operating assets and liabilities:
Accounts receivable	(16,899)	-
Inventories	(22,337)	1,417
Prepaid expenses and other current assets	(6,250)	-
Accounts payable and accrued expenses	(9,369)	37,134
Accrued compensation	258,000	194,400

Net cash used in operating activities	(168,390)	(24,003)

Cash flows from financing activities:
Proceeds from the sale of common stock	-	85,000
Net cash (used in) provided by financing activities	-	85,000

Net decrease in cash and cash equivalents	$(168,390)	$60,997

Cash and cash equivalents at beginning of period	$492,004	$18,626

Cash and cash equivalents at end of period	$323,614	$79,623

Supplemental disclosure:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Restricted Common stock issued upon note payable and interest conversion	$-	4,824,896

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INVO BIOSCIENCE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(unaudited)

Note 1 – Basis of Presentation

The accompanying consolidated balance sheet as of June 30, 2016, the consolidated statements of operations for the three and six months ended June 30, 2016 and 2015, changes in stockholders’ deficiency for the six months ended June 30, 2016 and cash flows for the six months ended June 30, 2016 and 2015 INVO Bioscience, Inc. (the “Company”), and the related information contained in these notes have been prepared by management and are unaudited. Certain prior year balances have been reclassified to conform to the current year presentation. These reclassifications did not affect previously reported net loss or stockholders’ deficiency. In the opinion of management, all adjustments (which include normal recurring and nonrecurring items) necessary to present fairly the Company’s financial position, results of operations and cash flows in conformity with generally accepted accounting principles for the periods presented have been made. Interim operating results are not necessarily indicative of operating results for a full year.

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

The Company considers events or transactions that have occurred after the unaudited consolidated balance sheet date of June 30, 2016, but prior to the filing of the unaudited consolidated financial statements with the SEC on this Quarterly Report on Form 10-Q, to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure, as applicable. Subsequent events have been evaluated through the date of the filing of this Quarterly Report on Form 10-Q with the SEC.

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
June 30, 2016
(unaudited)

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

Note 3 – Going Concern

As reflected in the accompanying unaudited consolidated financial statements for the quarter ended June 30, 2016, the Company is in its infancy with minimal revenues, had a net loss for the quarter of $1,455,709 and $4,447,268 for the three months ended June 30, 2015 and $1,637,021 and $4,591,926 for the six months ended June 30, 2016 and 2015, respectively, and a cumulative net loss of $17,455,737, a working capital deficiency of $4,149,552, a stockholder deficiency of $4,130,414 and cash used in operations of $168,390 for the six months ended June 30, 2016.  This raises substantial doubt about its ability to continue as a going concern.  The unaudited consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.

Note 4 – Inventory

As of June 30, 2016 and December 31, 2015, the Company recorded the following inventory balances:

	June 30, 2016	December 31, 2015
Work in Process	$26,664	$31,997
Finished Goods	61,093	33,423
Total Inventory	$87,757	$65,420

Note 5 – Property and Equipment

The estimated useful lives and accumulated depreciation for furniture, equipment and software are as follows as of June 30, 2016 and December 31, 2015:

Estimated Useful Life
Molds	3 to 7 years
Computers and Software	3 to 5 years

	June 30, 2016	December 31, 2015
Manufacturing Equipment- Molds	$35,263	$35,263
Accumulated Depreciation	(35,263)	(35,263)
	-	-
Network / IT Equipment	7,595	7,595
Less: Accumulated Depreciation	(7,595)	(7,595)
	$-	$-

During the three and six months ended June 30, 2016 and 2015 the Company recorded $0 in depreciation expense during both periods.

INVO BIOSCIENCE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(unaudited)

Note 6 – Patents

As of June 30, 2016 and December 31, 2015, the Company recorded the following patent balances:

	June 30, 2016	December 31, 2015
Total Patents	$77,743	$77,743
Accumulated Amortization	(58,605)	(56,727)
Patent costs, net	$19,138	$21,016

During the three months ended June 30, 2016 and 2015, the Company recorded $469 and $1,408 respectively in amortization expenses. During the six months ended June 30, 2016 and 2015, the Company recorded $1,878 and $2,817 respectively in amortization expenses.

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

The principal balances of the Convertible Notes was $10,000 and $10,000 as of June 30, 2016 and 2015 respectively.  The related interest for the three months ended June 30, 2016 and 2015 was $250 and $5,548 respectively. The related interest for the six months ended June 30, 2016 and 2015 was $500 and $13,735 respectively.

INVO BIOSCIENCE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(unaudited)

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

In Other Related Party Transactions, we have been renting our corporate office from Forty Four Realty Trust which is owned by James Bowdring, the brother of Director, Robert Bowdring since November 2012. It is a month to month rental arrangement for less than the going fair market real estate rental rate. We have been paying $4,800 annually since 2012. In addition the Company purchases stationary supplies and marketing items at discounted rates from Superior Printing & Promotions which is also owned by James Bowdring and is in the same building as our corporate office. INVO Bioscience spent $0 with Superior Printing during both of the three and six months ended June 30, 2016 and 2015 respectively.

INVO BIOSCIENCE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(unaudited)

Principal balances of the Related Party loans were as follows:

	June 30, 2016	December 31, 2015
Claude Ranoux Note	$21,888	$21,888

James Bowdring – Q211 Note	25,000	25,000

James Bowdring- Q411 Note	10,000	10,000

Kathleen Karloff Note	154,000	154,000

Total	$210,888	$210,888

Interest expense on the Related Party loans was $2,503 and $3,548 for the quarter ended June 30, 2016 and 2015, respectively.

Accounts payable and accrued liabilities balances include expenses reports for Ms. Karloff, Dr. Ranoux and Mr. Bowdring for expenses they paid for personally related to travel or normal business expenses and interest owed on their notes to the Company are $145,000 and $142,000 as of June 30, 2016 and December 31, 2015 respectively.

Note 9 – Stockholders’ Equity

On April 20, 2017 the Company filed its Annual Report on Form 10K for the year ended December 31, 2016 all stock transactions for 2016 are incorporated by reference in that filing.

Six months ended June 30, 2016:
In May 2016, the Company issued 3,000,000 shares of common stock with a fair value of $1,080,000 to officers for compensation.

In May 2016, the Company issued 511,000 shares of common stock with a fair value of $183,608 to service providers for services performed.

Six months ended June 30, 2015:
In February 2015, the Company sold 125,000 shares of common stock for cash of $25,000.

In May 2015, investors requested the conversion of principal of convertible notes (Bridge Notes) with the Company in the amount of $300,000 and accrued interest and 12,470,900 shares of Common Stock were issued.  The Company recorded a loss on settlement of debt in the amount of $4,332,155 with regard to this transaction.

In June 2015, the Company issued 750,000 shares of common stock for cash proceeds of $60,000 pursuant to the exercise of warrants by an investor.

Note 10 – Stock Options and Warrants

As of June 30, 2016 the Company did not have any options or warrants to acquire shares of Common Stock outstanding. As of June 30, 2015 the Company had 1,000,000 warrants to acquire shares of restricted Common Stock outstanding.

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

INVO BIOSCIENCE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(unaudited)

The Company’s total deferred tax liabilities, deferred tax assets and deferred tax asset valuation allowances at June 30, 2016 and December 31, 2015 are as follows:

	June 30, 2016	December 31, 2015
Total deferred tax assets	$6,981,000	$6,327,000
Less valuation allowance	(6,981,000)	(6,327,000)
Total deferred tax liabilities	-	-
Net deferred tax asset (liability)	$-	$-

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
June 30, 2016
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

Overview

INVO Bioscience’s mission is to increase access to care and expand fertility treatment and patient care across the globe. We have developed the INVOcell device and procedure, the first Intravaginal Culture (IVC) system granted FDA clearance in the United States, providing millions of infertile couples across the country access to this new infertility treatment. This novel device and procedure provides a more natural, safe, effective and economical fertility treatment compared to the current infertility treatment, in-vitro fertilization (“IVF”). The patented INVOcell device is used for the incubation of eggs and sperm during fertilization and early embryo development. Unlike conventional infertility treatments such as IVF where the eggs and sperm develop into embryos in a laboratory incubator, the INVOcell utilizes the women’s body (vaginal cavity) as an incubator to support a more natural fertilization and embryo development environment. This novel device promotes in vivo conception and early embryo development.

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

During the three months ended June 30, 2016 the Company continued the beginnings of marketing its patented INVOcell Procedure in the United States after receiving clearance from the US FDA in November 2015.  Dr. Ranoux continued the process where he left off in the end of March 2016 of going to doctor’s practices who were interested in offering the INVO Procedure and train them on its specific characteristics. Dr. Ranoux traveled to clinics in Northern California and Rochester, NY.

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

We continue to control all spending and currently require approximately $100,000 per quarter to fund our operations.  This amount will increase upon proper funding as we expand our marketing, sales and training efforts; however, if we do not raise additional capital in the near future we will have to further curtail our spending.  Our cash needs are primarily attributable to funding marketing efforts to spread the word of the benefits of the INVO procedure initially across the United States. To develop a sales team and expand our training capabilities, satisfy existing obligations of patient key vendors and building an administrative infrastructure, including all the professional fees and expenses associated with being a public company.

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

Results of Operations

Three months ended June 30, 2016, compared to the three months ended June 30, 2015

Net Sales and Revenues

Net sales and revenue for the three months ended June 30, 2016, were $5,446 compared to $5,551 for the same three month period in 2015.  The second quarter 2016 revenues were equal to the second quarter of 2015 but where we shipped was considerably different. In the second quarter of 2016 we continued with our initial sales to US doctors and a small shipment to India as compared to the three months ended June 30, 2015 where everything was shipped to Colombia, South America, The second quarter of 2016 was the result of FDA approval and soft launch of the INVOcell IVC process to reproductive endocrinologists who heard about the INVOcell and wanted to offer it at their clinics.

Gross Margin

The gross margin reported for the second quarter ended June 30, 2016 was 56% or $3,064 compared to 108% or $6,017 for the three months ended June 30, 2015. The decrease in gross margin was related primarily to the introductory sales price currently being offered by the Company to the future sighted early adopters’ who have attended the revamped training process. As well as an increase in the cost of manufacturing one of its accessories.  The Company is taking steps to reduce the accessory costs in the future.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2016 were $1,455,147 as compared to $113,457 for the three months ended June 30, 2015.  Our limited cash resources have continued to force us to keep a tight reign over spending in 2016, the significant increase in SG&A the three months ended June 30, 2016 compared to the second quarter of 2015 is primarily the result of the non cash Board of Directors decision to issue restricted shares to the Board, employees, consultants and interns who were working without compensation for a total of $1,264,000 as well as an increase in training expenses.

Interest Expense and Financing Fees

During the three-month period ended June 30, 2016 we incurred a non-cash expense of $3,626 for current related party loans outstanding compared to $7,673 in interest expense during the three month period ended June 30, 2015 which included one month of the 2009 Bridge Notes interest expense prior to their conversion into restricted stock

Net Income (loss)

Net loss for the three months ended June 30, 2016 was $1,455,709 as compared to a net loss of $4,447,268 for the three months ended June 30, 2015. The primary reason for the improvement was the result of the $4,332,135 loss in the settlement of debt charge the Company took in the quarter ended June 30, 2015.

Six months ended June 30, 2016, compared to the six months ended June 30, 2015

Net Sales and Revenues

Net sales and revenue for the six months ended June 30, 2016, were $23,553 compared to $9,176 for the same six month period in 2015.  This 157% increase was the result of FDA approval and soft launch of the INVOcell IVC process to reproductive endocrinologists (REI) and embryologists who had heard about the INVO Procedure, been trained and started to offer it in their practices.

Gross Margin

The gross margin reported for the six months ended June 30, 2016 was 76% or $18,006 compared to 81% or $7,434for the six months ended June 30, 2015. The slight decrease in gross margin was related primarily to the introductory sales price currently being offered by the Company to the future sighted early adopters’ who have attended the revamped training process. As well as an increase in the cost of manufacturing one of its accessories.  The Company is taking steps to reduce the costs in the future.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended June 30, 2016 were $1,650,753 as compared to $246,717 for the six months ended June 30, 2015.  Our limited cash resources have continued to force us to keep a tight reign over spending in the start of 2016, the increase in SG&A the first six months of 2016 compared to the first six months of 2015 is primarily the result of the non cash Board of Directors decision to issue restricted shares to the Board, employees, consultants and interns who were working without compensation for a total of $1,264,000 as well as an increase in accrued salaries for the addition of 1 person  and  increased training expenses.

Interest Expense and Financing Fees

During the six month period ended June 30, 2016 we incurred a non-cash expense of $4,274 for current related party loans outstanding compared to $20,488 in interest expense during the comparable six month period ended June 30, 2015 which included four months of the 2009 Bridge Notes interest expense prior to their conversion into restricted stock in May 2015.

Net Income (loss)

Net loss for the six months ended June 30, 2016 was $1,637,021 as compared to a net loss of $4,591,926 for the six months ended June 30, 2015. The primary reason for the improvement was the result of the $4,332,135 loss in the settlement of debt charge the Company took in the quarter ended June 30, 2015 offset by the issuance of restricted shares to the Board, employees, consultants and interns who were working without compensation for a total of $1,264,000 as well as an increase in accrued salaries for the addition of 1 person and increased training expenses.

Liquidity and Capital Resources

As of June 30, 2016, we had $323,614 in cash and no cash equivalents.

Net cash used by operating activities was $168,390 for the six months ended June 30, 2016, compared to net cash used by operating activities of $24,003 for the six months ended June 30, 2015.  The increase in net cash used was due to an increase in accounts receivable due to the higher revenue and a decrease of accounts payable and accrued expenses using cash to pay vendors.

Net cash of $85,000 cash was provided by the sale of common stock during the first six months of 2015.

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

Intangible Assets

The Company’s intangible assets consist of its INVOcell and INVO process patents The Company amortizes its intangible assets with definitive lives over their useful lives, which range up to 20 years, based on the time period the Company expects to receive the economic benefit from these assets. No impairment charge was recorded during the three and six month periods ended June 30, 2016 or 2015.

The Company continually assesses whether events or changes in circumstances have occurred that may warrant revision of the estimated useful lives of its intangible and indefinite-lived assets or whether the remaining balances of those assets should be evaluated for possible impairment. There were no changes in the carrying value of intangible and indefinite-lived assets during the three and six months ended June 30, 2016.

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

The Company continually assesses whether events or changes in circumstances have occurred that may warrant revision of the estimated useful lives of its intangible and indefinite-lived assets or whether the remaining balances of those assets should be evaluated for possible impairment. There were no changes in the carrying value of intangible and indefinite-lived assets during the three and six months ended June 30, 2016.

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
101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2016 and 2015, (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015, and (iv) Notes to Consolidated Financial Statements.

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
101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2016 and 2015, (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015, and (iv) Notes to Consolidated Financial Statements.