Form 10-Q
period 2016-09-30
INVO Bioscience, Inc.
filed 2017-09-05
CIK 1417926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Shares of common stock, par value $.0001 per share: 140,596,646 shares outstanding as of November 14, 2016 and 141,284,808 shares outstanding as of August 31, 2017.

INVO BIOSCIENCE, INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2016

PART I.  FINANCIAL INFORMATION

Item 1.       Financial Statements (unaudited)

 INVO BIOSCIENCE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

Assets
	September 30,	December 31,
	2016	2015
Current Assets:	(unaudited)
Cash	$258,599	$492,004
Accounts receivable, net	9,692	1,346
Inventory	85,465	65,420
Prepaid expenses	8,625	-
Total current assets	362,381	558,770

Property and equipment, net	8,000	-

Other Assets:
Capitalized patents, net	19,138	21,016
Total other assets	19,138	21,016

Total assets	$389,519	$579,786

Liabilities and Stockholders' Deficiency

Current Liabilities:
Accounts payable and accrued liabilities including related parties	$900,755	$1,025,510
Accrued compensation	3,477,390	3,090,390
Note payable- related party	210,888	210,888
Convertible notes	10,000	10,000
Total current liabilities	4,599,033	4,336,788

Notes payable - long term	131,722	-

Total liabilities	4,730,755	4,336,788

Commitments and Contingencies (Note 12)

Stockholders' Deficiency:
Preferred Stock, $.0001 par value; 100,000,000 shares authorized; No shares issued and outstanding as of September 30, 2016 and December 31, 2015	-	-
Common Stock, $.0001 par value; 200,000,000 shares authorized; 140,596,646 and 137,085,646 issued and outstanding as of September 30, 2016 and December 31, 2015	14,059	13,708
Additional paid-in capital	13,311,264	12,048,006
Accumulated deficit	(17,666,559)	(15,818,716)
Total stockholders' deficiency	(4,341,236)	(3,757,002)

Total liabilities and stockholders' deficiency	$389,519	$579,786

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INVO BIOSCIENCE, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited)

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	September 30,	September 30,	September 30,	September 30,
	2016	2015	2016	2015

Product Revenue	$17,831	$2,513	$41,384	$11,689
Cost of Goods Sold	6,454	4,412	12,001	6,154

Gross Margin	11,377	(1,899)	29,383	5,535

Selling, general and administrative expenses	218,749	116,865	1,869,502	363,582
Total operating expenses	218,749	116,865	1,869,502	363,582

Loss from operations	(207,372)	(118,764)	(1,840,119)	(358,047)

Other (Income) Expenses:
Loss on settlement of debt	-	-	-	4,332,155

Interest expense	3,450	4,431	7,724	24,919
Total other ( income) expenses	3,450	4,431	7,724	4,357,074

Income (Loss) before income taxes	(210,822)	(123,195)	(1,847,843)	(4,715,121)

Provisions for income taxes	-	-	-	-

Net Loss	$(210,822)	$(123,195)	$(1,847,843)	$(4,715,121)

Basic net loss per weighted average shares of common stock	$(0.00)	$(0.00)	$(0.01)	$(0.04)

Diluted net loss per weighted average shares of common stock	$(0.00)	$(0.00)	$(0.01)	$(0.04)

Basic weighted average number of shares of common stock	140,596,757	133,241,213	138,713,059	126,253,467

Diluted weighted average number of shares of common stock	140,596,757	133,241,213	138,713,059	126,253,467

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

 INVO BIOSCIENCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the nine months ended September 30, 2016	For the nine months ended September 30, 2015

Net loss	$(1,847,843)	$(4,715,121)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash stock compensation issued for services	1,263,608	-
Loss on settlement of debt	-	4,332,155
Depreciation and amortization	1,878	4,225

Changes in operating assets and liabilities:
Accounts receivable	(8,346)	(1,025)
Inventories	(20,045)	1,604
Prepaid expenses and other current assets	(8,625)	-
Accounts payable and accrued expenses	6,968	37,497
Accrued compensation	387,000	291,600

Net cash used in operating activities	(225,405)	(49,065)

Cash flows from investing activities:
Payments for property and equipment	(8,000)	-
Net cash used in investing activities	(8,000)	-

Cash flows from financing activities:
Proceeds from the sale of common stock	-	145,000
Net cash provided by financing activities	-	145,000

Net decrease in cash and cash equivalents	$(233,405)	$95,935

Cash and cash equivalents at beginning of period	$492,004	$18,626

Cash and cash equivalents at end of period	$258,599	$114,561

Supplemental disclosure:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Restricted Common stock issued upon note payable and interest conversion	$-	4,824,896
Note payable issued for accounts payable	$131,722

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INVO BIOSCIENCE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(unaudited)

Note 1 – Basis of Presentation

The accompanying consolidated balance sheet as of September 30, 2016, the consolidated statements of operations for the three and nine months ended September 30, 2016 and 2015, changes in stockholders’ deficiency for the nine months ended September 30, 2016 and cash flows for the nine months ended September 30, 2016 and 2015 INVO Bioscience, Inc. (the “Company”), and the related information contained in these notes have been prepared by management and are unaudited. Certain prior year balances have been reclassified to conform to the current year presentation. These reclassifications did not affect previously reported net loss or stockholders’ deficiency. In the opinion of management, all adjustments (which include normal recurring and nonrecurring items) necessary to present fairly the Company’s financial position, results of operations and cash flows in conformity with generally accepted accounting principles for the periods presented have been made. Interim operating results are not necessarily indicative of operating results for a full year.

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

The Company considers events or transactions that have occurred after the unaudited consolidated balance sheet date of September 30, 2016, but prior to the filing of the unaudited consolidated financial statements with the SEC on this Quarterly Report on Form 10-Q, to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure, as applicable. Subsequent events have been evaluated through the date of the filing of this Quarterly Report on Form 10-Q with the SEC.

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

INVO BIOSCIENCE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(unaudited)

Note 3 – Going Concern

As reflected in the accompanying unaudited consolidated financial statements for the quarter ended September 30, 2016, the Company is in its infancy with minimal revenues, had a net loss for the quarter of $210,822 for the three months ended September 30, 2016, had a net loss of $1,847,843 for the nine months ended September 30, 2016 and a cumulative net loss of $17,666,559, a working capital deficiency of $4,236,652, a stockholder deficiency of $4,341,236 and cash used in operations of $225,405 for the nine months ended September 30, 2016.  This raises substantial doubt about its ability to continue as a going concern.  The unaudited consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.

Note 4 – Inventory

As of September 30, 2016 and December 31, 2015, the Company recorded the following inventory balances:

	September 30, 2016	December 31, 2015
Work in Process	$25,214	$31,997
Finished Goods	60,251	33,423
Total Inventory	$85,465	$65,420

Note 5 – Property and Equipment

The estimated useful lives and accumulated depreciation for furniture, equipment and software are as follows as of September 30, 2016 and December 31, 2015:

Estimated Useful Life
Molds	3 to 7 years
Computers and Software	3 to 5 years

	September 30, 2016	December 31, 2015
Manufacturing Equipment- Molds	$43,263	$35,263
Accumulated Depreciation	(35,263)	(35,263)
	8,000	-
Network / IT Equipment	7,595	7,595
Less: Accumulated Depreciation	(7,595)	(7,595)
	$8,000	$-

During the three and nine months ended September 30, 2016 and 2015 the Company recorded $0 in depreciation expense during both periods. The Company received a new mold during the third quarter of 2016 but has not yet put it into production.

Note 6 – Patents

As of September 30, 2016 and December 31, 2015, the Company recorded the following patent balances:

	September 30, 2016	December 31, 2015
Total Patents	$77,743	$77,743
Accumulated Amortization	(58,605)	(56,727)
Patent costs, net	$19,138	$21,016

INVO BIOSCIENCE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(unaudited)

During the three months ended September 30, 2016 and 2015, the Company recorded $0 and $1,409 in amortization expenses, respectively. During the nine months ended September 30, 2016 and 2015, the Company recorded $1,878 and $2,817 respectively in amortization expenses.

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

The principal balances of the Convertible Notes was $10,000 and $10,000 as of September 30, 2016 and 2015 respectively.  The related interest for the three months ended September 30, 2016 and 2015 was $252 and $252, respectively. The related interest for the nine months ended September 30, 2016 and 2015 was $750 and $14,500, respectively.

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

INVO BIOSCIENCE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(unaudited)

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

In Other Related Party Transactions, we have been renting our corporate office from Forty Four Realty Trust which is owned by James Bowdring, the brother of Director, Robert Bowdring since November 2012. It is a month to month rental arrangement for less than the going fair market real estate rental rate. We have been paying $4,800 annually since 2012. In addition the Company purchases stationary supplies and marketing items at discounted rates from Superior Printing & Promotions which is also owned by James Bowdring and is in the same building as our corporate office. INVO Bioscience spent $669 and $1,311with Superior Printing during both of the three and nine months ended September 30, 2016 and 2015 respectively.

Principal balances of the Related Party loans were as follows:

	September 30, 2016	December 31, 2015
Claude Ranoux Note	$21,888	$21,888

James Bowdring – Q211 Note	25,000	25,000

James Bowdring- Q411 Note	10,000	10,000

Kathleen Karloff Note	154,000	154,000

Total	$210,888	$210,888

Interest expense on the Related Party loans was $3,200 and $4,400 for the quarter ended September 30, 2016 and 2015, respectively and for the nine month periods of 2016 and 2015 the expense was $10,076 and $13,234 respectively.

Accounts payable and accrued liabilities balances include expenses reports for Ms. Karloff, Dr. Ranoux and Mr. Bowdring for expenses they paid for personally related to travel or normal business expenses and interest owed on their notes to the Company are $121,400 and $142,000 as of September 30, 2016 and December 31, 2015 respectively.

INVO BIOSCIENCE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(unaudited)

Note 9 – Stockholders’ Equity

Nine months ended September 30, 2016:
In May 2016, the Company issued 3,000,000 shares of common stock with a fair value of $1,080,000 to officers for compensation.

In May 2016, the Company issued 511,000 shares of common stock with a fair value of $183,608 to service providers for services performed.

Nine months ended September 30, 2015:
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

Note 10 – Stock Options and Warrants

As of September 30, 2016 and 2015, the Company did not have any options or warrants to acquire shares of Common Stock outstanding.

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

The Company’s total deferred tax liabilities, deferred tax assets and deferred tax asset valuation allowances at September 30, 2016 and December 31, 2015 are as follows:

	September 30, 2016	December 31, 2015
Total deferred tax assets	$7,066,000	$6,327,000
Less valuation allowance	(7,066,000)	(6,327,000)
Total deferred tax liabilities	-	-
Net deferred tax asset (liability)	$-	$-

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

INVO BIOSCIENCE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(unaudited)

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

INVO BIOSCIENCE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(unaudited)

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

Since November 2, 2015 when INVO Bioscience was notified by the United States Food & Drug Administration that the INVOcell and INVO procedure were cleared for use, the company has begun to market and sell the INVOcell in several locations across the U.S. and plans on continuing to penetrate the market through 2017 and beyond. The Company currently has 8 appropriately trained physician’s offices or satellite facilities of an IVF center in the U.S. where patients can receive the INVO treatment for infertility.

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

During the three months ended September 30, 2016 the Company slowed down the marketing and training of its patented INVOcell Procedure in the United States after receiving clearance from the US FDA in November 2015.  Unfortunately our only training resource was unable to travel to physician’s office to train.  The Company realized it had to develop alternate solutions to be able to always have the ability to train interested doctors and their staff.  No onsite training was accomplished during the third quarter of 2016.

Additionally INVO Bioscience struggled internally during the three months that ended September 30, 2017.  Different opinions emerged during that time as to how the Company should move forward.  After reviewing the information it had, the majority of INVO Bioscience’s Board of Directors made some very difficult decisions and changes were made.  The majority of the board felt the decisions made were in the best interest of all shareholders and customers alike.

The Effortless IVF team in Canada, our approved INVO partner worked diligently during the past nine months to get their initial INVO only center going in Calgary and they began construction within the quarter. They also filled their kick-starter program called the Founder’s 100 offering a 50% discount for an INVO cycle for the first one hundred patients who signed up. We are truly happy for them as they continue to achieve one milestone after another and we are excited that they will soon have a new fertility option available in the Canadian market.

We have seen a significant slowdown in INVO procedures being performed by our partner doctors in South America as a result of the Zika virus. We are hoping for the sake of the people of South America strides are made quickly to curtail the virus to allow them to move on without fear this terrible disease.

We continue to control all spending and during the quarter reduced our requirements to approximately $75,000 per quarter to fund our operations.  This amount will increase upon proper funding as we expand our marketing, sales and training efforts; however, if we do not raise additional capital in the near future we will have to further curtail our spending.  Our cash needs are primarily attributable to funding marketing efforts to spread the word of the benefits of the INVO procedure initially across the United States. To develop a sales team and expand our training capabilities, satisfy existing obligations of patient key vendors and building an administrative infrastructure, including all the professional fees and expenses associated with being a public company.

The exact amount of funds raised, if any, will determine how aggressively we can grow and what additional strategies we will be able to undertake. Our plans include in addition to the items just mentioned, we would like to introduce INVO to the insurance companies in the 15 states that allow insurance coverage for fertility services, continue regulatory approvals in other countries, then develop those markets as well as continue working on the next generation of INVO Bioscience products. No assurance can be given that we will be able to raise additional capital when needed.  If we are unable to raise additional capital, we could be required to reduce operations even more and possibly pursue exit strategies.   Currently we continue to utilize our restricted Common Stock to procure certain key services from strategic partners who are willing to do so.  This allows us to take some of the steps we need to keep moving the company forward.

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

Results of Operations

Three months ended September 30, 2016, compared to the three months ended September 30, 2015

Net Sales and Revenues

Net sales and revenue for the three months ended September 30, 2016, were $17,831 compared to $2,513 for the same three month period in 2015.  This 600% increase was the result of FDA approval and soft launch of the INVOcell IVC process to reproductive endocrinologists and embryologists within the United States.  Additionally our distributor in India, Sanzyme Ltd placed orders to have INVOcells available as they continue to offer training in their country.

Gross Margin

The gross margin reported for the third quarter ended September 30, 2016 was 64% or $11,377 compared to (76%) or $(1,899) for the three months ended September30, 2015. The increase in gross margin was related primarily to increased sales to those physicians who were trained earlier in the year. In the three months ended September 30, 2015 we incurred additional manufacturing expenses what we did not have in the same period of 2016. INVO Bioscience believes it can still take steps to reduce some of its costs especially in the area of required accessories and is planning on doing so.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2016 were $218,749 as compared to $116,865for the three months ended September 30, 2015. The 87% increase in SG&A the third quarter of 2016 compared to the third quarter of 2015 is the result of increased accounting, audit, legal as we pull together all of the required information for filing our required SEC reports, the build out of our new website that we hope to have launched in the fourth quarter of 2016, and the addition of a person to the accrued payroll to assists with all of the required regulatory work and product shipments.

Interest Expense and Financing Fees

During the three-month period ended September 30, 2016 we incurred non-cash interest expense of $3,450 compared to the $4,431 for the same three month period of 2015 as we reduced the amounts outstanding on our convertible and related party notes during 2016.

Net Income (loss)

Net loss for the three months ended September 30, 2016 was $210,822 as compared to a net loss of $123,195 for the three months ended September 30, 2015. The primary reason for the negative change was the result of the increases in spending the Company took in this quarter ended September 30, 2016.

Nine months ended September 30, 2016, compared to the nine months ended September 30, 2015

Net Sales and Revenues

Net sales and revenue for the nine months ended September 30, 2016, were $41,384 compared to $11,689 for the same nine month period in 2015.  The 284% increase was the result of FDA approval and soft launch of the INVOcell IVC process to reproductive endocrinologists and embryologists who have requested training and are beginning to order the INVOcell product and corresponding accessories along with our sales to Sanzyme in India.

Gross Margin

The gross margin reported for the nine months ended September 30, 2016 was 71% or $29,383 compared to 47% or $5,535 for the nine months ended September 30, 2015. The 24% improvement in gross margin was related primarily to increased sales to those physicians who were trained earlier in the year. In the nine months ended September 30, 2015 we incurred additional manufacturing expenses what we did not have in 2016.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended September 30, 2016 were $1,869,502 as compared to $363,582 for the nine months ended September 30, 2015.

The increase in SG&A during the nine months of 2016 compared to the nine months of 2015 is primarily the result of the non cash Board of Directors decision to issue restricted shares to the Board, employees, consultants and interns who were working without compensation for a total of $1,264,000 as well as an increase in accrued salaries for the addition of 1 person and increased training, audit, accounting and legal expenses.

Interest Expense and Financing Fees

During the nine month period ended September 30, 2016 we incurred a non-cash expense of $7,724 compared to the $24,919 for the same nine month period of 2015 as we reduced the amounts outstanding on our convertible and related party notes during 2016. In addition the Company recorded a $4,332,135 loss in the settlement of debt charge for the conversion of the 2009 bridge notes in May 2015 into restricted shares of common stock as the original conversion price was reduced because the notes were long overdue.

Net Income (loss)

Net loss for the nine months ended September 30, 2016 was $1,847,843 as compared to a net loss of $4,715,121 for the nine months ended September 30, 2015. The primary reason for the improvement was the result of the $4,332,135 loss in the settlement of debt charge the Company took in the quarter ended June 30, 2015 offset by the issuance of restricted shares to the Board, employees, consultants and interns who were working without compensation for a total of $1,264,000 as well as an increase in accrued salaries for the addition of one person along with increased accounting, legal audit and training expenses.

Liquidity and Capital Resources

As of September 30, 2016, we had $258,599 in cash and no cash equivalents.

Net cash used by operating activities was $225,405 for the nine months ended September 30, 2016, compared to net cash used by operating activities of $49,065 for the nine months ended September 30, 2015.  The increase in net cash used was due to an increase in accounts receivable due to the higher revenue, inventory to support the revenue and a decrease of accounts payable and accrued expenses using cash to pay vendors. During the nine months of 2016 INVO Bioscience increased is spending on legal, audit and training costs.

During the nine months ended September 30, 2016 the Company also invested $8,000 in starting to create a mold for its new low cost retention device.

Net cash of $145,000 cash was provided by the sale of common stock during the nine months of 2015.

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

Our existing cash resources, cash flow from operations and short-term borrowings from management will not provide adequate resources for supporting operations during fiscal 2016 and into 2017.  We are actively seeking the funding we need to continue to execute our business plan. Although there can be no assurance that the additional source of funding will materialize to its full extent, management believes that it will be able to get the funding it needs to continue to grow the business on commercially acceptable terms.  However, if we do not raise additional capital in the near future we will have to further curtail our spending and downsize our operations.

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

Intangible Assets

The Company’s intangible assets consist of its INVOcell and INVO process patents The Company amortizes its intangible assets with definitive lives over their useful lives, which range up to 20 years, based on the time period the Company expects to receive the economic benefit from these assets. No impairment charge was recorded during the three and nine month period ended September 30, 2016 or 2015.

The Company continually assesses whether events or changes in circumstances have occurred that may warrant revision of the estimated useful lives of its intangible and indefinite-lived assets or whether the remaining balances of those assets should be evaluated for possible impairment. There were no changes in the carrying value of intangible and indefinite-lived assets during the three and nine months ended September 30, 2016.

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

The Company continually assesses whether events or changes in circumstances have occurred that may warrant revision of the estimated useful lives of its intangible and indefinite-lived assets or whether the remaining balances of those assets should be evaluated for possible impairment. There were no changes in the carrying value of intangible and indefinite-lived assets during the three and nine months ended September 30, 2016.

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

Item 3.       Quantitative and Qualitative Disclosures about Market Risks

Not Applicable

Item 4.       Controls and Procedures

Item 4a.     Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2016, the end of the fiscal period covered by this Form 10-Q.  We maintain disclosure controls and procedures that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.   Based upon that evaluation and the identification of the material weakness in the Company’s internal control over financial reporting as of December 31, 2015 (described below) which has not been remediated as of the end of the period covered by this Quarterly Report, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were ineffective as of the end of the period covered by this Quarterly Report.

Because of the Company’s limited resources and limited number of employees, management concluded that, as of September 30, 2016, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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
101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2016 and 2015, (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015, and (iv) Notes to Consolidated Financial Statements.

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
101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2016 and 2015, (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015, and (iv) Notes to Consolidated Financial Statements.