Form 10-Q
period 2017-09-30
INVO Bioscience, Inc.
filed 2017-11-14
CIK 1417926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes  ☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☒  Yes  ☐No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Shares of common stock, par value $.0001 per share:  141,681,268 shares outstanding as of November 10, 2017.

INVO BIOSCIENCE, INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2017

PART I.  FINANCIAL INFORMATION

Item 1.       Financial Statements (unaudited)

 INVO BIOSCIENCE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

Assets
	September 30,	December 31,
	2017	2016
Current Assets:	(unaudited)
Cash	$35,256	$152,404
Accounts receivable	60,182	2,794
Inventory	63,439	85,210
Prepaid expenses	8,145	10,980
Total current assets	167,022	251,388

Property and equipment, net	15,700	15,700

Other Assets:
Capitalized patents, net	17,710	19,138
Total other assets	17,710	19,138

Total assets	$200,432	$286,226

Liabilities and Stockholders' Deficiency

Current Liabilities:
Accounts payable and accrued liabilities including related parties	$869,676	$974,872
Accrued compensation	3,867,990	3,576,390
Note payable- related party	210,888	210,888
Convertible notes	-	10,000
Total current liabilities	4,948,554	4,772,150

Notes payable - long term	131,722	131,722

Total liabilities	5,080,276	4,903,872

Commitments and Contingencies (Note 12)

Stockholders' Deficiency:
Preferred Stock, $.0001 par value; 100,000,000 shares authorized; No shares issued and outstanding as of September 30, 2017 and December 31, 2016	-	-
Common Stock, $.0001 par value; 200,000,000 shares authorized; and 141,681,268 and 140,596,646 issued and outstanding as of September 30, 2017 and December 31, 2016, respectively.	14,168	14,059
Additional paid-in capital	13,549,651	13,311,263
Accumulated deficit	(18,443,663)	(17,942,968)
Total stockholders' deficiency	(4,879,844)	(4,617,646)

Total liabilities and stockholders' deficiency	$200,432	$286,226

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INVO BIOSCIENCE, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited)

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	September 30,	September 30,	September 30,	September 30,
	2017	2016	2017	2016

Revenue	$68,220	$17,831	$200,790	$41,384
Cost of Goods Sold	12,827	6,454	40,866	12,001

Gross Margin	55,393	11,377	159,924	29,383

Selling, general and administrative expenses	199,691	218,749	603,336	1,869,502
Total operating expenses	199,691	218,749	603,336	1,869,502

Loss from operations	(144,298)	(207,372)	(443,412)	(1,840,119)

Loss on settlement of debt	-	-	40,869	-
Interest expense	4,550	3,450	16,414	7,724
Total other ( income) expenses	4,550	3,450	57,283	7,724

Loss before income taxes	(148,848)	(210,822)	(500,695)	(1,847,843)

Provisions for income taxes	-	-	-	-

Net Loss	$(148,848)	$(210,822)	$(500,695)	$(1,847,843)

Basic net loss per weighted average shares of common stock	$(0.00)	$0.00	$(0.00)	$(0.01)

Diluted net loss per weighted average shares of common stock	$(0.00)	$0.00	$(0.00)	$(0.01)

Basic weighted average number of shares of common stock	141,375,304	140,596,757	141,103,908	138,713,059

Diluted weighted average number of shares of common stock	141,375,304	140,596,757	141,103,908	138,713,059

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INVO BIOSCIENCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the nine months ended September 30, 2017	For the nine months ended September 30, 2016

Net loss	$(500,695)	$(1,847,843)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash stock compensation issued for services	135,930	1,263,608
Loss on settlement of debt	40,869	-
Depreciation and amortization	1,428	1,878

Changes in operating assets and liabilities:
Accounts receivable	(57,388)	(8,346)
Inventories	21,771	(20,045)
Prepaid expenses and other current assets	2,835	(8,625)
Accounts payable and accrued expenses	(98,124)	6,968
Accrued compensation	291,600	387,000
Net cash used in operating activities	(161,774)	(225,405)

Cash flows from investing activities:
Payments for property and equipment	-	(8,000)
Net cash used in investing activities	-	(8,000)

Cash flows from financing activities:
Proceeds from the sale of common stock	44,626	-
Net cash provided by financing activities	44,626	-

Net decrease in cash and cash equivalents	$(117,148)	$(233,405)

Cash and cash equivalents at beginning of period	$152,404	$492,004

Cash and cash equivalents at end of period	$35,256	$258,599

Supplemental disclosure:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Restricted Common stock issued upon note payable and interest conversion	$57,940	$-

Note payable issued for accounts payable	$-	$131,722

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INVO BIOSCIENCE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 September 30, 2017
(unaudited)

Note 1 – Basis of Presentation

The accompanying consolidated balance sheet as of September 30, 2017, the consolidated statements of operations for the three and nine months ended September 30, 2017 and 2016, and cash flows for the nine months ended September 30, 2017 and 2016.  INVO Bioscience, Inc. (the “Company”), and the related information contained in these notes have been prepared by management and are unaudited. Certain prior year balances have been reclassified to conform to the current year presentation. These reclassifications did not affect previously reported net loss or stockholders’ deficiency. In the opinion of management, all adjustments (which include normal recurring and nonrecurring items) necessary to present fairly the Company’s financial position, results of operations and cash flows in conformity with generally accepted accounting principles for the periods presented have been made. Interim operating results are not necessarily indicative of operating results for a full year.

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

The Company considers events or transactions that have occurred after the unaudited consolidated balance sheet date of September 30, 2017, but prior to the filing of the unaudited consolidated financial statements with the SEC on this Quarterly Report on Form 10-Q, to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure, as applicable. Subsequent events have been evaluated through the date of the filing of this Quarterly Report on Form 10-Q with the SEC.

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
 September 30, 2017
(unaudited)

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to have a material impact on the Company’s financial position, results of operations or cash flow.

Note 3 – Going Concern

As reflected in the accompanying unaudited consolidated financial statements for the quarter ended September 30, 2017, the Company is in its infancy with minimal revenues, had a net loss for the three and nine months of $148,848 and $500,695, respectively and a cumulative net loss of $18,443,663, a working capital deficiency of $4,781,532, a stockholder deficiency of $4,879,844 and cash used in operations of $161,774 for the nine months ended September 30, 2017.  This raises substantial doubt about its ability to continue as a going concern.  The unaudited consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.

Note 4 – Inventory

As of September 30, 2017 and December 31, 2016, the Company recorded the following inventory balances:

	September 30, 2017	December 31, 2016
Work in Process	$24,357	$27,986
Finished Goods	39,082	57,224
Total Inventory	$63,439	$85,210

Note 5 – Property and Equipment

The estimated useful lives and accumulated depreciation for furniture, equipment and software are as follows as of September 30, 2017 and December 31, 2016:

Estimated Useful Life
Molds	3 to 7 years

	September 30, 2017	December 31, 2016
Manufacturing Equipment- Molds	$50,963	$50,963
Accumulated Depreciation	(35,263)	(35,263)
	$15,700	$15,700

During the three and nine months ended September 30, 2017 and 2016 the Company recorded $0 in depreciation expense during both periods as a new product mold has not been put into service as of these dates.

Note 6 – Patents

As of September 30, 2017 and December 31, 2016, the Company recorded the following patent balances:

	September 30, 2017	December 31, 2016
Total Patents	$77,743	$77,743
Accumulated Amortization	(60,033)	(58,605)
Patent costs, net	$17,710	$19,138

INVO BIOSCIENCE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 September 30, 2017
(unaudited)

During the three and nine months ended September 30, 2017, the Company recorded $1,428 and $1,428 in amortization expenses respectively. During the three and nine months ended September 30, 2016, the Company recorded $0 and $1,878 in amortization expenses respectively.

Estimated amortization expense as of September 30, 2017 is as follows:

Years ended December 31,
2017	$1,428
2018	4,536
2019	4,536
2020	4,536
2021 and thereafter	2,674
Total	$17,710

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

The principal balances of the Convertible Notes was $0 and $10,000 as of September 30, 2017 and 2016 respectively.  The related interest for the three months ended September 30, 2017 and 2016 was $0 and $252 respectively. The related interest for the nine months ended September 30, 2017 and 2016 was $0 and $750 respectively.

INVO BIOSCIENCE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 September 30, 2017
(unaudited)

Notes Payable

In August 2016, INVO Bioscience converted a long time vendor’s outstanding accounts payable balance of $131,722 into a three (3) year 5% notes payable. The note provides for interest only payments on the first and second anniversaries of the note. The note is payable in full along with any outstanding accrued interest on the third anniversary. The Company has the right to prepay the note at any time without a premium or penalty.  The related interest for the three months ended September 30, 2017 and 2016 was $1,647 and $0, respectively. The related interest for the nine months ended September 30, 2017 and 2016 was $4,940 and $0, respectively.

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

In Other Related Party Transactions, we have been renting our corporate office from Forty Four Realty Trust which is owned by James Bowdring, the brother of Director, Robert Bowdring since November 2012. It is a month to month rental arrangement for less than the going fair market real estate rental rate. We have been paying $4,800 annually since 2012. In addition the Company purchases stationary supplies and marketing items at discounted rates from Superior Printing & Promotions which is also owned by James Bowdring and is in the same building as our corporate office. INVO Bioscience spent $1,700 and $3,500 with Superior Printing during both of the three and nine months ended September 30, 2017 and 2016 respectively.

INVO BIOSCIENCE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 September 30, 2017
(unaudited)

Principal balances of the Related Party loans were as follows:

	September 30, 2017	December 31, 2016
Claude Ranoux Note	$21,888	$21,888

James Bowdring – Q211 Note	25,000	25,000

James Bowdring- Q411 Note	10,000	10,000

Kathleen Karloff Note	154,000	154,000

Total	$210,888	$210,888

Interest expense on the Related Party loans was $2,903 and $3,200 for the three months ended September 30, 2017 and 2016, respectively. Interest expense on the Related Party loans was $8,729 and $10,076 for the nine months ended September 30, 2017 and 2016, respectively.

Accounts payable and accrued liabilities balances include expenses reports for Ms. Karloff and Mr. Bowdring for expenses they paid for personally related to travel or normal business expenses and interest owed on their notes to the Company are $121,500 and $120,000 as of September 30, 2017 and December 31, 2016 respectively.

Note 9 – Stockholders’ Equity

In March 2017, pursuant to Section 4(2) of the Securities Act, the company issued 196,000 shares of restricted common stock with a fair value of $59,242 to service providers.

In March 2017, pursuant to Section 4(2) of the Securities Act, we negotiated the conversion of $10,000 of past due Bridge Notes and accrued interest into 341,000 shares of restricted common stock resulting in a loss on debt settlement in the amount of $40,869.

In April 2017, pursuant to Section 4(2) of the Securities Act, the company issued 51,750 shares of restricted common stock with a fair value of $17,201 to service providers.

In June 2017, pursuant to Section 4(2) of the Securities Act, the company issued 99,412 shares of restricted common stock with a fair value of $30,898 to service providers.

In September 2017, pursuant to Section 4(2) of the Securities Act, the company issued 133,960 shares of restricted common stock with a fair value of $28,576 to service providers.

In September 2017, pursuant to Section 4(2) of the Securities Act, the company issued 262,500 shares of restricted common stock for cash proceeds of $44,626.

Note 10 – Stock Options and Warrants

As of September 30, 2017 and 2016, the Company did not have any options or warrants to acquire shares of Common Stock outstanding.

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

INVO BIOSCIENCE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 September 30, 2017
(unaudited)

The Company’s total deferred tax liabilities, deferred tax assets and deferred tax asset valuation allowances at September 30, 2017 and December 31, 2016 are as follows:
	September 30, 2017	December 31, 2016
Total deferred tax assets	$7,377,000	$7,177,000
Less valuation allowance	(7,377,000)	(7,177,000)
Total deferred tax liabilities	-	-
Net deferred tax asset (liability)	$-	$-

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
September 30, 2017
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

Note 13 – Subsequent Events

On October 10, 2017, the Board of Directors of INVO Bioscience unanimously voted to elect Michael J. Campbell and Stephen M. Shum to its Board of Directors.

Michael J. Campbell, age 60, is the Vice President of IVF Americas Business Unit for Cooper Surgical (CSI), a wholly owned subsidiary of The Cooper Companies (NYSE: COO). Mr. Campbell has substantial medical device sales, marketing and business development leadership experience within Global Fortune 500 and Start-up Company environments.  During his over 10-year career at Cooper Surgical, Mr. Campbell has been responsible for IVF product portfolio sales globally, including in the US, Canada, Latin America, Europe, EMEA, and Asia Pacific regions. Prior to joining Cooper Surgical, Mr. Campbell was Vice President of Sales, Marketing and Business Development at Retroactive Bioscience from 1997 to 2006 and Vice President of Sales and Marketing for Gabriel Medical from 1994 to 1997.  Mr. Campbell also served in various senior management positions across marketing, sales and product management at Boston Scientific beginning in 1984 through 1994. Mr. Campbell earned a B.S. in Business from Fitchburg State University in 1983.

Steven M. Shum, age 47, has served as Chief Financial Officer of Eastside Distilling (NASDAQ: ESDI) since October 2015. Prior to joining Eastside, Mr. Shum served as an Officer and Director of XZERES Corp, a publicly-traded global renewable energy company, from October 2008 until April 2015 in various officer roles, including Chief Operating Officer from September 2014 until April 2015, Chief Financial Officer, Principal Accounting Officer and Secretary from April 2010 until September 2014 (under former name, Cascade Wind Corp) and Chief Executive Officer and President from October 2008 to August 2010. Mr. Shum also serves as the managing principal of Core Fund Management, LP and the Fund Manager of Core Fund, LP. He was a founder of Revere Data LLC (now part of Factset Research Systems, Inc.) and served as its Executive Vice President for four years, heading up the product development efforts and contributing to operations, business development, and sales.  Mr. Shum earned a B.S. in Finance and a B.S. in General Management from Portland State University in 1992.

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

For many couples struggling with infertility, access to treatment is often not available. Financial challenges, limited availability of specialized medical care, religious, social and cultural roadblocks can prevent these hopeful couples from realizing their dream to have a baby. There are many benefits to the INVO Solution, including:
• Reduces the risk of errors of wrong embryo transfers, since the embryos are never separated from the woman.
• Promotes greater involvement by couples in the treatment and conception.
• Creates a more natural and environmentally stable incubation than traditional IVF incubation in a laboratory.
• Reduces the worry of leaving embryos in an incubator where mix-ups have been known to occur.

Since November 2, 2015, when INVO Bioscience was notified by the United States Food & Drug Administration that the INVOcell and INVO procedure were cleared for use, the Company has begun to market and sell the INVOcell in several locations across the U.S. and plans on continuing to penetrate the market through 2017 and beyond. The Company currently has 50 appropriately trained physician’s offices or satellite facilities of an IVF center in the U.S. where patients can attain the INVO treatment for infertility.

As with most start-up situations, one of the biggest challenges that INVO Bioscience is facing is raising the appropriate capital to implement its business plan while opening markets across the globe.

We anticipate that we will experience significant quarterly fluctuations in our sales and revenues as a result of the Company’s efforts to expand the sales of the INVO technology across the United States and into new markets.  Operating results will depend upon the timing of the training of physicians and their staff on the INVO procedure, as well as the time it takes the doctors to determine where the INVO procedure will fit with their other service offerings. This has been evident this quarter as some practices are new to the process of  recruiting patients to this innovative technique, while others  are starting to move forward..

During the nine months ended September 30, 2017 the Company truly started to embark on establishing a market in North America for its patented INVO procedure. After a very successful American Society of Reproductive Medicine (ASRM) Congress in October 2016, where the management of INVO introduced and showed the INVOcell medical device to hundreds of medical professionals who came by the Company’s inaugural exhibition booth, the Company has experienced rapidly growing interest in the INVO procedure.     INVO Bioscience revamped its training process by holding semimonthly hands on clinics at its Board Member Dr. Kevin Doody’s CARE Fertility Center in Bedford, TX.  The one day session is a collaborative effort where Dr. Doody and INVO’s management provide an overview and then the “students” are brought into the treatment area of the center where Dr. Doody, along with his knowledgeable and experienced embryology team, walk through the specifics techniques required of the INVO procedure.  This quarter’s revenue increase is a result of these sessions. As of the date of this filing INVO Bioscience has conducted seven training sessions, as recently as last week. The doctors and embryologist excitedly leave the training with the goal of implementing the INVO Procedure,  they go back to their practices to determine how INVO will fit into their current offering of services at their existing practices. This process usually takes a number of months. We are continuing to see our first re-orders come in as a result of the initial training sessions.

We also continue to made inroads into markets outside the U.S. The Effortless IVF team in Canada, our approved INVO partner, received their final accreditation from the College of Physicians and Surgeons of Alberta this quarter at their beautiful Calgary facility and have slowly started the process of seeing patients. We are very excited for the team as they are now offering the INVO procedure to the citizens of Canada. They are continuing to work through typical startup operational issues and feel everything is moving in the right direction,  albeit a bit slower than originally anticipated. We congratulate them for achieving this long awaited milestone and look forward to their success as they develop the Canadian market.

We have seen a significant slowdown in INVO procedures being performed by our partner doctors in South America, as a result of the Zika virus. It appears that this situation has been brought under control but as a result most practices and labs have had to undergo a thorough and strict recertification process. We are anticipating that INVO and other reproductive procedures will start up again in the first quarter of 2018.

Sanzyme, our Indian partner, is opening a dedicated INVO training center in the coming months and we are looking forward to them continuing their launch of the INVO procedure across India.

Two weeks ago we participated in our second American Society of Reproductive Medicine (ASRM) Congress, which was held in San Antonio this year. We had a fantastic Congress. Our booth was constantly busy all 4 days speaking with physicians, embryologists and staff members, and potential partners.  This year was different from last in that last year we had to start from scratch and educate people on INVO Bioscience, the INVOcell and the INVO Procedure. This year people were coming up to us saying “we heard about you, can you provide more information?”  There were multiple formal presentations and roundtables about the INVOcell during the Congress, as well as many side conversations away from our booth and the publicized discussions. We had reproductive professionals from the US and many countries around the world inquire “how does it work and how can I get it?”  “Are you registered in X (country)”? This Congress was even better than our inaugural one. We made many contacts which we believe will further build the ground work for very good things to come.

We continue to control all spending and currently require approximately $150,000 per quarter to fund our operations.  This amount will increase upon proper funding as we expand our marketing, sales and training efforts; however, if we do not raise additional capital in the near future we will have to further curtail our spending.  Our cash needs are primarily attributable to funding marketing efforts to spread the word of the benefits of the INVO procedure, initially across the United States; to develop a sales team and expand our training capabilities; satisfy existing obligations of patient key vendors; and building an administrative infrastructure, including all the professional fees and expenses associated with being a public company.

The exact amount of funds raised, if any, will determine how aggressively we can grow and what additional strategies we will be able to undertake. In addition to the core items just mentioned, we would also like to introduce INVO to the insurance companies in the 15 states that allow insurance coverage for fertility services, continue regulatory approvals in other countries and develop those markets, and continue working on the next generation of INVO Bioscience products. No assurance can be given that we will be able to raise additional capital when needed.  If we are unable to raise additional capital, we could be required to reduce operations even more and possibly pursue exit strategies.  Currently we continue to utilize our restricted Common Stock to procure certain key services from strategic partners who are willing to do so.  This allows us to take some of the steps we need to keep moving the company forward.

Our registered independent certified public accountants have stated in their report dated April 20, 2017, filed with the Company’s Annual Report on Form 10-K that the Company has generated negative cash outflows from operating activities, experienced recurring net operating losses, and is dependent on securing additional equity and debt financing to support its business efforts.  These factors among others may raise substantial doubt about our ability to continue as a going concern.

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

Results of Operations

Three months ended September 30, 2017, compared to the three months ended September 30, 2016

Net Sales and Revenues

Net sales and revenue for the three months ended September 30, 2017, were $68,220 compared to $17,831 for the same three month period in 2016.  This $50,389 increase was the result of FDA approval and US launch of the INVOcell IVC process to reproductive endocrinologists and embryologists at the 2016 ASRM Congress in Salt Lake City, UT. In the quarter ended September 30, 2017 we continued to train additional doctors and started to see some initial reorders from the practices that had been trained earlier in the year and last year.

Gross Margin

The gross margin reported for the third quarter ended September 30, 2017 was 81% or $55,393 compared to 64% or $11,377 for the three months ended September 30, 2016. The $44,016 increase in gross margin was related to the revenue increase. The additional margin percent was attributed to the significant revenue increase, which enabled a spreading of the fixed costs of sales over the larger revenue base.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2017 were $199,691 as compared to $218,749 for the three months ended September 30, 2016.  Our limited cash resources have us continuing to keep a tight reign over spending in 2017, as we have in the past. The $19,058 decrease in SG&A during the third quarter of 2017 compared to the third quarter of 2016 was the result of a reduction in accrued compensation. In 2016 we had four people versus three in 2017.

Interest Expense and Financing Fees

During the three month period ended September 30, 2017 we incurred an accrued and unpaid interest expense of $4,550 for the outstanding notes payable currently on our balance sheet. This was compared to the $3,450 of interest accrued last year’s three month period ended September 30, 2016. The slight increase was the result of the vendor note that was added in August 2016, which had a full quarter’s interest in 2017.

Net Income (loss)

Net loss for the three months ended September 30, 2017 was $148,848 as compared to a net loss of $210,822 for the three months ended September 30, 2016. The primary reasons for the improvement were due to the increase in revenue and resulting margin, and the reduction in compensation expense in the three months ended September 30, 2017.

Nine months ended September 30, 2017, compared to the nine months ended September 30, 2016

Net Sales and Revenues

Net sales and revenue for the nine months ended September 30, 2017 were $200,790 compared to $41,384 for the same nine month period in 2016.  This $159,406 revenue increase during 2017 was the result of FDA approval and the Company’s ability to slowly start to market its product in the United States.

Gross Margin

The gross margin reported for the nine months ended September 30, 2017 was 80% or $159,924 compared to 71% or $29,383 for the nine months ended September 30, 2016. The 9 percentage point increase in gross margin was directly related to higher revenue in 2017.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended September 30, 2017 were $603,336 as compared to $1,869,502 for the nine months ended September 30, 2016. The primary reason for the improvement was the result of higher stock based compensation expense in the quarter ended June 30, 2016 versus 2017.

Interest Expense and Financing Fees

During the nine month period ended September 30, 2017, we incurred a non-cash expense of $40,869 for the costs associated with the conversion of the last 2009 Bridge Note, as well as an increase in interest expense as a result of the conversion of $131,700 of prior accounts payable invoices into a 5% three year note.  These items resulted in a $49,559 increase in financing fees and in interest for the nine months ended September 30, 2017 compared to the same period in 2016.

Net Income (loss)

Net loss for the nine months ended September 30, 2017 was $500,695 as compared to a net loss of $1,847,843 for the nine months ended September 30, 2016. The primary reasons for the improvement were the result of higher revenue and corresponding gross margin in 2017, and stock based compensation expense.

Liquidity and Capital Resources

As of September 30, 2017, we had $35,256 in cash and no cash equivalents.

Net cash used by operating activities was $161,774 for the nine months ended September 30, 2017, compared to net cash used by operating activities of $225,405 for the nine months ended September 30, 2016.  The decrease in net cash used was due to an increase in accounts receivable due to the higher revenue and a decrease of accounts payable and accrued expenses using cash to pay vendors related to increased expense activity in 2017.

Net cash used by investing activities was $8,000 for a new mold in the nine months ended September 30, 2016 relating to the purchase of a new production mold.  There was no comparable activity for the nine month period ended September 30, 2017.

Net cash provided by financing activities was $44,626 for the nine months ended September 30, 2017.  There was no comparable activity for the period ended September 30, 2016.

Our registered independent certified public accountants have stated in their report dated April 20, 2017, filed with the Company’s Annual Report on Form 10-K that the Company has generated negative cash outflows from operating activities, experienced recurring net operating losses, and is dependent on securing additional equity and debt financing to support its business efforts.  These factors among others may raise substantial doubt about our ability to continue as a going concern.

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

Intangible Assets

The Company’s intangible assets consist of its INVOcell and INVO process patents. The Company amortizes its intangible assets with definitive lives over their useful lives, which range up to 20 years, based on the time period the Company expects to receive the economic benefit from these assets. No impairment charge was recorded during the three and nine month period ended September 30, 2017 or 2016.

The Company continually assesses whether events or changes in circumstances have occurred that may warrant revision of the estimated useful lives of its intangible and indefinite-lived assets or whether the remaining balances of those assets should be evaluated for possible impairment.

There were no changes in the carrying value of intangible and indefinite-lived assets during the three and nine months ended September 30, 2017.

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

The Company continually assesses whether events or changes in circumstances have occurred that may warrant revision of the estimated useful lives of its intangible and indefinite-lived assets or whether the remaining balances of those assets should be evaluated for possible impairment. There were no changes in the carrying value of intangible and indefinite-lived assets during the three and nine months ended September 30, 2017.

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

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements and their effect on the Company, see “Recent Accounting Pronouncements” in Note 2 of the Unaudited Notes to Unaudited Condensed Consolidated Financial Statements contained herein.

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

Item 3.       Quantitative and Qualitative Disclosures about Market Risks

Not Applicable

Item 4.       Controls and Procedures

Item 4a.     Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2017, the end of the fiscal period covered by this Form 10Q.  We maintain disclosure controls and procedures that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.   Based upon that evaluation and the identification of the material weakness in the Company’s internal control over financial reporting as of December 31, 2016 (described below) which has not been remediated as of the end of the period covered by this Quarterly Report, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were ineffective as of the end of the period covered by this Quarterly Report.

Because of the Company’s limited resources and limited number of employees, management concluded that, as of September 30, 2017, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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
101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2017 and 2016, (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016, and (iv) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 14, 2017.

INVO Bioscience, Inc.

Date: November 14, 2017	By:	/s/Kathleen Karloff
Kathleen Karloff, Chief Executive Officer
(Principal Executive Officer)
Date: November 14, 2017	By:	/s/ Robert J. Bowdring
Robert J. Bowdring, Treasurer and
Acting Chief Financial Officer (Acting Principal Financial and Accounting Officer)

EXHIBIT INDEX

31.1	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications of Principal Executive Officer and Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2017 and 2016, (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016, and (iv) Notes to Consolidated Financial Statements.