Form 10-K
period 2017-12-31
INVO Bioscience, Inc.
filed 2018-03-29
CIK 1417926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES   ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,”  “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒
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

The aggregate market value of the voting common equity held by non-affiliates computed by reference to the closing price as reported on the OTC Pink tier of the Over-the-counter “OTC” market for the Registrant’s common stock as of the last business day of the registrant’s most recently completed second fiscal quarter of 2017 was $24,477,000.  There were no shares of non-voting common equity outstanding as of June 30, 2017.

The number of shares outstanding of the registrant’s common stock, $0.0001 par value, as of March 16, 2018 was 143,784,700.

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

In this Annual Report on Form 10-K, INVO Bioscience, Inc. (INVO Bioscience, Inc., together with its subsidiaries, is referred to in this document as “we”, “us”, “INVO Bioscience”, “INVO,” or the “Company”), incorporates by reference certain information from parts of other documents filed with the Securities and Exchange Commission.  The Securities and Exchange Commission allows us to disclose important information by referring to it in that manner.  Please refer to all such information when reading this Annual Report on Form 10-K.  All information is as of December 31, 2017 unless otherwise indicated.  For a description of the risk factors affecting or applicable to our business, see “Risk Factors,” below.

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
• Requires fewer office visits for the couples.
• Reduces the worry of leaving embryos in an incubator where mix-ups have been known to occur.

Since November 2, 2015 when INVO Bioscience was notified by the United States Food & Drug Administration (“FDA”) that the INVOcell and INVO procedure were cleared for use, the company has begun to market and sell the INVOcell in several locations across the U.S. and plans on continuing to penetrate the market through 2018 and beyond. The Company currently has 60 appropriately trained clinics or satellite facilities of IVF centers in the U.S. where patients can receive guidance and treatment for the INVO procedure for infertility.

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

The INVOcell Technology

Our product, the INVOcell medical device, is designed to treat infertility at a lower cost than other treatments available in today’s marketplace, including IVF.  The INVOcell technology is a fertility treatment where mild ovarian stimulation is used.  Using a mild stimulation protocol, 1-7 follicles are retrieved from a woman in a physician’s office with the patient under light sedation with or without local anesthesia.  The follicle retrieval is performed using a vaginal probe under ultrasound guidance.  Eggs are identified immediately after retrieval in the follicular fluid.  During the INVO procedure, fertilization and embryo development occurs inside the woman’s vaginal cavity in a disposable single use device -- the INVOcell -- that holds the eggs, sperm and culture medium, a nutrient liquid.

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

After 3 days in the U.S., the patient returns to the physician’s office where the retention system and the INVOcell are removed.  The protective outer vessel is discarded and the inner vessel is placed in INVO Bioscience’s Microscope Holding Block in a vertical position for 10 minutes.  Embryos are collected in the micro chamber located at the bottom of the inner vessel.  The embryos can be directly viewed in the micro chamber in the Holding Block by using a microscope.  Embryos can be loaded directly from the device in a transfer catheter from the INVOcell device.  A trained clinician can readily identify the best embryos for transfer.  The embryos to be transferred are aspirated into a standard transfer catheter for transfer into the patient’s uterus.  This second visit should take approximately 30 minutes.  All INVO related medical procedures can be performed in a physician’s office with the addition of few pieces of equipment thereby avoiding the requirements of an IVF facility and the associated costs to build and maintain such a facility.

Operations Strategy and Suppliers

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

To date, we have achieved a series of important steps in the development and manufacturing of the INVOcell, including:

•
Manufacturing:  Our parts and manufacturing processes have been validated.  Our facilities and Quality Management Systems (QMS) have been inspected twice by the FDA and have received very good reports. Manufacturing of inventory is ongoing.  As of December 31, 2017, we had approximately 1,600 INVOcell devices ready for sale, and an additional approximately 4,300 devices molded and ready for assembly, sterilization and packaging.  Our suppliers provide us with virtually an unlimited capability, with all manufacturing done in New England.

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

Current Market Opportunity

According to the European Society for Human Reproduction (“ESHRE”) in 2018, Assisted Reproductive Technologies (“ART”) Fact Sheet, there were more than 150 million infertile couples in the world.  While there have been large increases in the use of IVF, only 1.5 million ART cycles are now performed globally each year, producing around 350,000 babies.  This amounts to the treatment of approximately 3% of the infertile couples worldwide being treated and only1% having a child though IVF.  A survey by “Resolve: The National Infertility Association,” indicates the two main reasons couples do not use IVF is cost and geographical availability.  We can provide a locally available treatment option that can be performed in a facility without much of the expensive equipment required for IVF, and at less than half of the cost of IVF that will help millions of infertile couples throughout the world where IVF is not currently available or is too costly.

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

According to ESHRE (2014), approximately 1% of infertile couples have a child by an infertility treatment, including IVF, intra uterine insemination (“IUI”) and other fertility treatments, this represents a $6.6 billion worldwide market annually.  This leaves most of the infertile couples untreated with an estimated unmet market opportunity in the billions, INVO Bioscience believes a portion of this market will be met by the INVOcell device.  Much of the unmet market is located in developing countries where many patients cannot afford, and have limited access to, IVF.  We believe that developing countries offer a large and ready market for the INVO Procedure.

In the United States infertility according to the American Society of Reproductive Medicine (ASRM) (2017) affects an estimated 10%-15% of the couples of child bearing age. Based on preliminary 2015 data from CDC’s National ART Surveillance System, 231,936 IVF cycles were performed at 464 IVF centers with 186,157 cycles going through transferring the embryo and 45,779 cycles being frozen for future use. These transferred cycles resulted in 60,778 live births and 72,913 babies born yielding an approximate 33% overall pregnancy rate. Although the use of IVF is still relatively rare as compared to demand its use has doubled over the past decade. Today approximately 1.6% of the infants born in the United States every year are conceived through IVF.

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

Currently, we are continuing to establish agreements with distributors and train physicians outside of the U.S. including Asia, South America, Central America, Europe, the Middle East, India and Africa.  The international market will be secondary to the U.S. market for the Company since we believe the revenues from these secondary markets will not be as profitable as the U.S. market. Upon receiving additional funding, as to which there is no guaranty, the company’s ability to expand in the international market will be increased.

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

Competing Treatments

Intra Uterine Insemination (IUI):   In IUI treatments, ovarian stimulation protocols with induction of ovulation are frequently used to recruit several follicles and improve clinical pregnancy rates.  When monitoring of ovulation indicates that the female patient is ready to ovulate, the male patient will produce a sperm sample in the fertility doctor’s office.  The sperm is then prepared and delivered to the uterus through a catheter.  Currently IUI can only treat approximately 40% of the causes of infertility.  For example, IUI does not address infertility causes such as tubal disease and other conditions that are treatable by IVF and the INVOcell device and process.  In addition, IUI does not produce the diagnostic information such as fertilization that an IVF or INVO cycle produces.  Approximately 600,000 IUI cycles are performed annually by a subset of about 5,000 doctors in the U.S. as well as by IVF providers.  In Europe, at least 550,000 IUI cycles are performed annually.  The cost of a single IUI treatment can range from $800 to $3,000 per cycle in the U.S. and $500 to $2,000 in Europe.  The intra-country differences in cost primarily depend on the stimulation protocol and the ovulation monitoring used by the physician.

In Vitro Fertilization (IVF):  IVF addresses tubal factor, ovulatory dysfunction, diminished ovarian reserve, endometriosis, uterine factor, male factor, unexplained infertility and other causes.  IVF bypasses the function of the fallopian tube by achieving fertilization within a laboratory environment.  Ovarian hyper-stimulation is common with IVF treatments to recruit numerous follicles to purportedly increase the chances for success.  Follicles are retrieved trans-vaginally using a vaginal probe and ultrasound guidance.  General anesthesia is frequently used due to the number of follicles retrieved and the resulting discomfort experienced by the patient.  The eggs are identified in the follicular fluid and combined with sperm and culture medium in culture dishes, which are placed in an incubator with a temperature and gas environment designed to mimic the condition of the fallopian tubes.  Once the embryos develop, typically over a 3-5 day period, they are transferred to the uterine cavity.  The transfer of several embryos allows an average success rate for IVF of 37%, but it is also responsible for a high multiple birth rate of approximately 33% of IVF pregnancies.  Multiple births bring risks to mother and babies and significant expenses for third party payers.  In addition, due to the high number of embryos produced in IVF, cryo-preservation of excess embryos occurs in more than 30% of the cycles.  According to the U.S. Center for Disease Control (“CDC”), in the U.S. there are approximately 1,000 reproductive endocrinologists who collectively perform more than 186,000 embryo transfer IVF cycles and an additional 46,000 cycles are performed and frozen per year at 497 specialized facilities.  According to European Society of Human Reproduction & Embryology (“ESHRE”), in Europe nearly 300,000 IVF cycles are reportedly performed at more than 1,000 facilities.

The cost to the patient for a single IVF cycle (including drugs) is in the $11,000 - $16,000 range in the U.S. and can go as high as $20,000 depending on the IVF center.  The cost of drugs for an IVF cycle ranges from $2,500 to $4,000.  The average cost per live birth using IVF can exceed $50,000 since the successful patient may require more than one cycle depending on the age of the patient.  Many patients who would be good candidates for IVF are unable to access it because of the high cost and lack of insurance reimbursement.  Additional obstacles to IVF often include significant distances to IVF clinics; travel costs; and time off from work.  In addition, some couples experience concerns regarding IVF such as the possibility of laboratory errors resulting in receiving another person’s embryo.

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

In 2015, according to a draft report prepared by the U.S. Center for Disease Control (“CDC”), there were 231,936 ART cycles. Out of these cycles 45,779 were performed for freezing of embryos for the future and 186,157 cycles were performed through embryo transfer. These cycles resulted in 60,778 live birth deliveries and 72,913 live born babies with a clinical pregnancy rate of 33%.  (CDC 2015 ART Report).  The INVO procedure will be offered at approximately $6,500 per cycle with a pregnancy rate comparable to traditional IVF.  According to Resolve, National Fertility Association, IUI cycles costs $275- $2,457 per cycle (variability due to drug costs and diagnostics inclusion on some cycles) and the cost range of IVF is $9,000-11,000 per cycle plus drug costs. Drug cost range from $3,000-$5,000 per cycle brining the cost range of IVF to $12,000 - $16,000 per cycle.  The INVO procedure is being offered at $6,500 per cycle inclusive of medications thereby making it much more affordable than traditional IVF.

Similar cost than IUI with greater efficacy: It is estimated by Resolve that in the U.S. currently IUI averages $1,500 per cycle with approximately <10% pregnancy rate while IVF averages $11000 - $16,000 range per cycle with an average of 37% pregnancy rate.  With INVO, we believe that the Ob/Gyn and reproductive endocrinologists will benefit by providing a superior product than IUI with good financial margins, efficacy rates more than triple IUI while treating the full range of infertility indications.  In Europe, according to ESHRE the average cost per pregnancy using IUI is $12,000.  According to ESHRE the average cost per pregnancy for IVF is $21,354 while for INVO it is only $13,888: a savings of more than $7,000 per pregnancy.  Using INVO could reduce annual infertility costs in Europe by more than $650 million.

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

SALES AND MARKETING

Customers

Currently our customer are the doctors who can offer the INVO Procedure to their patients. We have trained doctors from 17 states and our goal is to have at least one location in every state if not many locations to make access to our treatment easily accessible. We typically train both a reproductive endocrinologist and an embryologist from the practice.  We are grateful to these pioneers who have made the choice to explore our novel device.  They are attempting to expand the market and provide a reproductive service to a broader range of patients who typically would have just dejectedly left the office and gone home.  These doctors are going through medical and business learning curves as they introduce the INVOcell device and procedure to others within their offices and to prospective patients. They are trying to determine where INVO fits into their practice.  They do not want to impact the strong business models they have in place today but at the same time see the need for INVO in the marketplace.

Every center offering the INVO procedure today is in a different place, some have figured out the balance and have a steady mix of procedures. While others are having difficulty recruiting patients or working through politics and existing beliefs to get the INVO offering off the ground.  A couple have already started planning where they can open new offices to help meet the demand in their area by using the INVOcell.  Another trend we see developing is that once there is one practice offering the INVO Procedure other physicians within the general area have reached out to us to be trained. Then there are other places like New England, where we are located where current practices have not shown an interest. We have plans to address those areas and move to having full access to care.

Since receiving FDA clearance we have shipped over 1,000 INVOcells to doctors in the US, not all revenue producing as with anything, new physicians and embryologists have to practice after training to get better at the slight technique differences of what they have been doing for 10, 20 or 30 years. We have shipped an additional 500 INVOcells across the rest of the word as others are doing the same as the US doctors in figuring it all out.

As we have stated once getting comfortable with the process, the practitioners are seeing very strong and healthy embryos being developed within the INVOcell and have equal or better clinical pregnancy and live birth results.  We believe there have been over 500 pregnancies as the result of INVO during this time producing hundreds of babies.  Unfortunately, the way the system is today we lose track as the patients leave the reproductive endocrinologist’s care and go back to the Gynecologist and Obstetricians for delivery and birth.

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

INVOcell Culture Device:    We expect to sell the INVOcell device and its retention system for between $400 - $500 per unit in developed nations and $100 in underdeveloped countries.   IVF centers or Ob/Gyn groups purchasing a large number of devices and promoting the INVO process may receive discounted prices and certain free advertising of their facility on our website.  It is expected that the INVOcell will sell for $500 in the U.S., which would grant a user a single-use license under our patents.  In Central and South America, the price of the device is expected to be reduced to between $250 and $400 to reflect a generally lower cost of infertility procedures in most of these countries and to make INVOcell available to populations with lower incomes.

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

INVO Holding/Warming Blocks:  The holding blocks will be sold as a tool for viewing and retrieving the embryos from the inner chamber.  Each physician will need a minimum of two blocks depending on the number of cycles he/she performs.  The blocks will sell for $400 each.  These blocks may provide an additional revenue stream.

Fixed Laboratory Equipment:  The equipment used in the INVO procedure (microscope with video system, bench centrifuge, incubator without CO2, bench warmer and laminar flow hood) is readily available in the market.  The complete set up for the INVO procedure currently costs approximately $60,000 in the U.S.

Sales Strategy

As of December 31, 2017, sales and marketing activities are being performed by the Company’s CEO and VP of Global Operations. We anticipate building our sales team in 2018 and beyond, subject to raising additional capital sufficient to support such efforts (as to which there is no guaranty).  Our sales efforts will follow three approaches:

Direct Sales to Physicians – In the United States our intention is to sell directly to physicians to keep our prices as low as possible.

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

Partnering with Doctors in opening centers that offer INVO as the primary reproductive service – We are looking to work with current doctors in areas of the US where there is demand but currently no IVF facilities. This approach may take many different forms all of which we are willing to explore.

Target Markets

The breadth and depth of our expansion in 2018 will be subject to the amount of additional capital we raise (as to which there is no guaranty).  We expect to continue to launch the sale of the INVOcell Culture System in the United States, Canada, Asia, South & Central America and India.

Worldwide – According to ESHRE February 2018, one in six couples worldwide experience some form of infertility problem at least once during their reproductive lifetime. The current prevalence of infertility lasting for at least 12 months is estimated to be around 9% worldwide for women aged 20-44. In 2014, the latest year for which figures are available, almost 800,000 treatment cycles were reported from 39 European countries.  The global need for ART is estimated to be at least 1,500 cycles/million population per year.  With the global population of 7.5 billion, the estimate for infertility prevalence is 50 million couples.

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

Europe -- ESHRE estimated in 2018 that Europe had approximately 10 million infertile couples, of which about 800,000 were estimated to have received ART treatments.  That would leave over 9 million infertile couples untreated.

Preliminary Sales Strategy

Launching INVO in the U.S. market required US FDA DeNovo clearance, which we received in November 2015.  Our strategy is to focus our resources primarily on US sales through 2018 to make INVO the standard of care in the United States.  Currently we are working with doctors who are interested in offering the INVO Procedure at a low introductory price and providing training.  This approach is working well so far as we have over 50 facilities offering or referring the INVO Procedure.  As these doctors are adding our INVOcell device and procedure to their existing services it is a slow process as we are the “new treatment on the block.” Some patients are willing to try it and are thrilled with the experience while others are sticking with the 20 year old more traditional routes. Based on our initial experience on average it appears to be taking physician’s practices 6-9 months to get up to speed. Some are taking less time others even longer than nine months. We are taking steps to assist those doctors who are having difficulty.

FDA clearance is required in many countries before they will allow U.S. products to be registered in those countries. The FDA approval granted in 2015 will allow the INVOcell to be registered and market in countries such as Mexico, Australia, New Zealand, Hong Kong, Malaysia, China and other countries in Asia.

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

We believe that the INVOcell process will be treated favorably by insurance companies because it lowers cost and has a high efficacy rate.  According to the data we have found the Company has determined based on the typical number of cycles it take to get pregnant, in the US, the average cost per pregnancy using IUI is $12,000 and IUI is only indicated for approximately 40% of the infertile population.  However, the INVOcell device, which based on the 450 clinical cycles submitted to the FDA in 2014 by the Company, has equivalent pregnancy rates as traditional IVF, and is a very effective treatment for a majority of infertile couples.  According to ASRM, the average cost of and IVF cycle in the U.S. is $11,000 - $16,000 range resulting in a per pregnancy IVF cost of over $22,000. With the INVO procedure the price for an INVO pregnancy is approximately $11,200. Therefore, we believe that there is a savings of more than $11,000 (approximately 50% of the cost) per pregnancy by using INVO versus IVF.

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

International Regulations

We are also subject to regulation in each of the foreign countries where our products are sold.  Many of the regulations applicable to our products in such countries are similar to those of the FDA.  The national health or regulatory organizations of certain countries require that our products be qualified before they can be marketed in those countries.  Many of the countries we are targeting do not have a formal approval process of their own but rely on either FDA clearance or the European approval, the CE mark.  Some countries require a registration process of listing the INVOcell with the governing body in addition to the United States and European approvals, the CE mark.

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

In 2009, INVO Bioscience received clearance from Health Canada to market, sell and train on the use of the INVOcell and INVO procedure in Canada. Although the Canadian government approved the INVOcell, in Canada the local physician collages must authorize the use of new products in each province. These governing colleges also want to see the product approved in the country of origin before moving forward in Canada. The fact that the INVOcell is deemed a disruptive technology has prevented our partner Invaron Pharmaceuticals from being able to effectively launch product in Canada over the past years.  With the current FDA approval, Effortless IVF, CA with the approval of the local physician collage raised funds in 2016 to start the build of an INVO only center in Calgary Canada; that center completed all of its certifications and started treating patients in August 2017. As with most new businesses, the center has been going through some significant learning curves and working out operational issues. They have recently started to actively treat patients on their waiting list.  The Team at Effortless IVF in Calgary are hoping to use the learning from this site to expand its reach across Canada and have already been eyeing their next locations.

In 2012 we received Brazil’s National Health Surveillance Agency (ANVISA) clearance approving the sale and use of the INVOcell throughout Brazil.  The approval opens the door for INVO Bioscience to one of the largest markets and fastest growing economies in the world with over 190 million people.  In 2016 we completed a new registration and added an additional distribution channel which was approved by ANVISA in 2017. We are looking forward to raising funds and establish a sales and marketing team to address this opportunity.

Again in 2012 we selected Sanzyme Ltd. as our partner and distributor for India.  Since being selected Sanzyme has been marketing and training doctors throughout the country.  In late 2015 they added an embryologist to focus on INVO Procedure training and continue to add additional resources. In 2016, Sanzyme presented at fifteen conferences including two international conferences and one world congress, IFS. They opened a training and use center for doctors and embryologists in December 2017 in Hyderabad. The intention here is to train and allow doctors who do not have the proper facilities to perform procedures using their products.    They have started expanding their geographical reach across India.

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

Employees

As of December 31, 2017, we had one full time employee, Ms. Karloff a director and officer. Our VP of Global Operations was a consultant and Mr. Bowdring, a director and an officer along with the other directors assist when needed.   Excluding directors and officers, we had no employees in from 2010 through 2017.

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

From the inception of our consolidated subsidiary BioXcell Inc. on January 5, 2007 through December 31, 2017, INVO Bioscience had an accumulated net loss of  $18,645,131.  INVO Bioscience has a limited operating history and is essentially an early-stage operation.  We will continue to be dependent on having access to additional new capital that will allow us to finance operations during our growth.  Continued net operating losses together with limited working capital make investing in our common stock a high-risk proposal.  The adverse effects of a limited operating history include reduced management insight into future activities, marketing costs, and customer acquisition and retention, which could lead to INVO missing targets for the achievement of profitability.

We require substantial additional capital to continue as a going concern which if not obtained could result in a need to curtail or cease operations.

As reflected in the accompanying financial statements for the year end December 31, 2017, the Company is in its infancy with minimal revenues, had a net loss of $702,163, a working capital deficiency of  $4,892,418, a stockholder deficiency of  $4,992,112, and cash used in operations of $181,270. These amounts raise substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Any of these factors could have a material adverse effect on our business, results of operations and financial condition.  During the period 2011 through 2017 we sold products in certain international markets mainly through independent distributors, and this strategy is anticipated to continue for the foreseeable future.  If a distributor fails to meet annual sales goals, it may be difficult and costly to locate an acceptable substitute distributor.  If a change in our distributors becomes necessary, we may experience increased costs, as well as a substantial disruption in operations and a resulting loss of revenue.

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

We have five directors, which limits our ability to establish effective independent corporate governance procedures.

During the period from March 2013 through October 2017, we had only three directors, one of which was also our Chairman and Chief Executive Officer (CEO) another also our Treasurer, Secretary and Acting Chief Financial Officer (and principal accounting officer) and the third our Medical Director.  In April 2017 Dr. Claude Ranoux resigned from the Board of Directors and, shortly thereafter Dr. Kevin Doody was elected to the Board to fill his vacancy. In October 2017 the Board was expanded to five and two additional independent directors were added. We have not established board committees comprised of independent members to oversee functions like governance, compensation or audit items at this time.  Otherwise stated, during the period 2011 through 2017, we did not have a compensation or audit committee.

Until we have a larger board of directors, which would include additional independent members, there will be limited oversight of our current board’s decisions and activities, and the ability of minority shareholders to challenge or reverse those activities and decisions may be negatively affected, even if such activities and decisions are not in the best interests of minority shareholders.

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

In 2017 and 2016 our Chief Executive Officer & Chairperson, Kathleen Karloff, our then President & Director, Dr. Claude Ranoux (until April 2017), Robert Bowdring, our Director and Acting CFO, and Kevin Doody, our Director own a considerable percentage of the Company’s common stock. As a result, if they acted together, our directors could have a significant impact, and could potentially exert some control over, matters requiring approval by our stockholders.

The following table represents the current and former director’s ownership for 2017 and 2016 of outstanding common stock:

	2017	2016
Kathleen Karloff	8.5%	8.6%
Claude Ranoux	-%	19.3%
Kevin Doody	1%	-
Robert Bowdring	7.4%	7.5%

Total Ownership	16.9%	35.4%

Total shares Outstanding	142,132,374	140,596,646

The interests of these four individuals may differ from the interests of other stockholders.  As a result, these officers and directors, if they agree, may have the ability to control corporate actions requiring stockholder approval, irrespective of how other stockholders may vote, including the following actions:

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

The 2016 and comprehensive 2011-2015 Form 10-K did not make the Company “current” in its filing obligations, which means it retains certain potential liability and is not eligible to use certain forms or rely on certain rules.

The Company’s failure to file all required reports (e.g., Form 10-Ks and Form 10-Qs) means the Company remains potentially liable under the Exchange Act for those delinquencies, and the filing of last year’s Form 10-K for 2016 and the previous comprehensive Form 10-K for fiscal years 2011 to 2015 does not prevent the enforcement staff of the SEC from taking action as a result of those filing delinquencies.  Until all of the missing reports are filed, (Forms 10 Q for the years of 2012-2015) the Company will not be “current” for purposes of Rule 144, Regulation S, and Form S-8 registrations statements, and the Company would not be eligible to use Form S-3 until it establishes the required history of making timely filings.  Further, until all missing reports are filed, investors may not be able to review certain financial and other disclosures that would be contained in those missing reports. The Company has been current in its filings since the 2016 Form 10-K.

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

We have a trading symbol for our common stock (“IVOB”), which had permitted our shares to be quoted on the Over-the-Counter Bulletin Board (“OTCBB”) until February 23, 2011. On February 2011 an OTC system change was made, as a result of which we ceased trading on OTCBB and began trading on the middle tier of the OTC Markets Group Inc. (commonly referred to as the “OTCQB”) under our same symbol (“IVOB”). In May 2012 we moved to the OTC Pink category because we were no longer reporting to the SEC. We have since started to be a reporting Company and are considered current by OTC standards.

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

We have never paid any dividends and have not declared any dividends through 2017 and to date. Our board of directors does not intend to distribute dividends in the near future.  The declaration, payment and amount of any future dividends will be made at the discretion of the board of directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors as the board of directors considers relevant.  There is no assurance that future dividends will be paid, and, if dividends are paid, there is no assurance with respect to the amount of any such dividend.

We may have difficulty raising necessary capital to fund operations because of the thin market and market price volatility for our shares of common stock.

Throughout 2017 there has been a thin market for our shares, and the market price for our shares has been volatile.  In recent years, the securities markets in the U.S. and around the world have experienced a high level of price and volume volatility, and the market price of securities of many companies have experienced wide fluctuations that have not necessarily been related to the operations, performances, underlying asset values or prospects of such companies.  For these reasons, our shares of common stock can also be expected to be subject to volatility resulting from purely market forces over which we will have no control.  We require additional financing to continue to develop and exploit existing and new products and services related to our industries and to expand into new markets.  The exploitation of our products and services may be dependent therefore upon our ability to obtain additional financing through debt and equity or other means, as to which there is no assurance.  The thin market for our shares, and the volatility in the market price for our shares, may adversely affect our ability to raise needed additional capital.

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

Item 2.  Properties

During 2011 through 2017 we did not own any real property, but operated from leased facilities.  We are on a month to month lease for our principal executive office located at 407R Mystic Avenue, Suite 34C, Medford, MA 02155. We moved into this facility in November 2012.  This facility is rented from a related-party.  See Item 13 “Certain Relationships and Related Transactions, and Director Independence.”  Prior thereto, we rented facilities at 100 Cummings Center, Beverly, MA, Our current leased facilities are sufficient for at least the near-term.

Item 3.  Legal Proceedings

INVO Bioscience, Inc., and one of its directors have been, since 2010, defending litigation brought by investors in an alleged predecessor of INVO Bioscience.  On March 24, 2010, INVO Bioscience, Inc. and its corporate affiliate, Bio X Cell, Inc., Claude Ranoux, and Kathleen Karloff were served an Amended Complaint, the original of which was filed on December 31, 2009 at the Suffolk Superior Court Business Litigation Session by two terminated employees of Medelle Corporation (also named as a co-defendant but no longer active), who are also attorneys, and a former investor in and creditor of Medelle.  These plaintiffs allege various claims of wrongdoing relating to the sale of assets of Medelle to Dr. Ranoux.  Plaintiffs claim that Dr. Ranoux, Ms. Karloff, and Medelle (and therefore INVO Bioscience as an alleged successor corporation) violated alleged duties owed to plaintiffs in connection with the sale.  Separate claims were also alleged against INVO Bioscience.

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

Dates	High	Low

January 1, 2017 to March 31, 2017	$0.40	$0.24
April 1, 2017 to June 30, 2017	$0.38	$0.28
July 1, 2017 to September 30, 2017	$0.29	$0.17
October 1, 2017 to December 31, 2017	$0.26	$0.15

January 1, 2016 to March 31, 2016	$0.72	$0.35
April 1, 2016 to June 30, 2016	$0.52	$0.30
July 1, 2016 to September 30, 2016	$0.45	$0.23
October 1, 2016 to December 31, 2016	$0.45	$0.20

As of December 31, 2017 and 2016, there were 142,132,374 and 140,596,646 shares, of registrant’s common stock were outstanding, respectively.

Information required with respect to Equity Compensation Plans in this Item 5 is included in Item 11 on page 53 of this report on Form 10-K.

Stockholders

As of December 31, 2017 and 2016 the number of holders of record of Registrant’s Common Stock was approximately 145 and 132, respectively. However, registrant estimates that it has a significantly greater number of beneficial holders of its common stock because a number of shares of registrant’s common stock are held of record by broker-dealers for their customers in street name.

Dividend Policy

We have never declared or paid a dividend on our common stock.  We intend to retain future earnings (if any) to fund development and growth of our business, rather than to pay them as dividends, for the foreseeable future.

Compensation Plan

During the periods of 2017 and 2016, we do not have any equity compensation plans in place.  We intend to implement equity compensation plans in the future when and as we deem appropriate.

Submission of Matters to a Vote of Security Holders

From 2010 through 2017, the company’s shareholders were not asked to vote on any matters.  The last shareholders vote was taken during the fourth quarter of the fiscal year ended December 31, 2008, when the shareholders of INVO Bioscience were requested to vote on the Share Exchange between Emy’s Salsa AJI Distribution Company, Inc. and Bio X Cell, Inc.  See the Form 8-K filed December 8, 2008.  The shareholders of both companies approved the transaction.

Recent Sales of Unregistered Securities

As detailed below, from time to time through 2017 the Company sold shares of its common stock to accredited investors to raise working capital, and issued shares of its common stock to employees and consultants who had not been paid in cash.

During the period covered by this Report, we issued 876,672 shares of restricted Common Stock for payment of professional services and 341,000 for settlement of a convertible note and accrued interest.

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

The Share Exchange was accounted for as a “reverse merger” because the former Bio X Cell shareholders owned a majority of the outstanding shares of common stock of Emy’s immediately following the Share Exchange.  Bio X Cell was deemed the acquirer in the reverse merger.  Consequently, the assets and liabilities and the historical operations that are reflected in the financial statements prior to the Share Exchange were those of Bio X Cell and were recorded at the historical cost basis of Bio X Cell and the consolidated financial statements after completion of the Share Exchange include the assets and liabilities of Bio X Cell and historical operations of Bio X Cell.  The financial results included in this Form10-K are based on INVO Bioscience’s audited balance sheet as of December 31, 2017  and 2016 and related audited statements of operations and stockholders’ deficiency and statements of cash flows for the periods ended December 31, 2017 and 2016, respectively.

Overview

We are a company that has begun to commercialize our proven and patented technology initially outside of the United States and for the past two years within the US that we believe will revolutionize the treatment of infertility, assisting infertile couples in having a baby.  Our device, the INVOcell, and the INVO procedure are designed to provide an alternative infertility treatment for the patient and the clinician; it is less expensive and simpler to perform than traditional IVF. The simplicity of the INVO procedure relates to the ability to potentially perform the infertility procedure without the need of a complex embryology lab and at a much lower overall cost than In-vitro fertilization (“IVF”).  Therefore, we believe that the INVO procedure will be available in many more locations than conventional IVF, especially outside the United States.  INVO also allows conception and embryo development to take place inside the woman’s body; we believe this is an attractive feature for most couples.

Sales and Marketing

Our primary focus is the sale of the INVOcell device and training doctors and clinicians in the INVO technology to assist infertile couples in having a baby.  We believe that our proven INVOcell procedure is an effective low cost alternative to current treatments.  Along with being offered as an option in traditional IVF clinics, the INVO technique may be provided in a physician’s office.  Therefore, the INVO device and technique may be offered by physicians around the world to couples who do not have access to IVF facilities.  Currently, we are authorized to sell the INVOcell device in the United States as of November 2015 after receiving DeNovo class II clearance from the US Food & Drug Administration (FDA) as well as in certain international markets.  We have established agreements with distributors and have trained physicians around the world in places such as Canada, South and Central America, India, and Asia.

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

During 2017, the Company has marketed its products strategically utilizing its limited resources in the most economical fashion possible.  We focused most of our efforts on starting the sales in the United States after the FDA clearance in November 2015.

INVO Bioscience attended the American Society of Reproductive Medicine (ASRM) Congress’s over the past few years starting in Baltimore MD in October 2015. The Company had booth for the first time post-FDA approval at the 2016 ASRM Congress in Salt Lake City, UT.  The 2017 ASRM Congress was held in San Antonio and the Company experienced a very different dynamic then the earlier years. During 2015 very few medical professionals had heard of INVO and we had to explain the process from the beginning, in 2016 more people had heard of it and wanted to know more.  This year in San Antonio, physicians, embryologists and staff came to us asking “what steps did they need to take to offer INVO?”  The INVOcell continues to be well received by many physicians, embryologists and distributors. During the meetings many contacts were made to expand the sale of the INVOcell going forward.

Starting in November 2016 the Company changed its training process to a more consistent one.  Dr. Kevin Doody of CARE in Bedford, Texas assumed the role of our Medical Director.  Dr. Doody and his team held the first training session at his facility for a group of doctors and embryologists recruited during the 2016 ASRM Congress. The training was very successful and the participants were extremely positive about offering INVO to their patients.  We found this model to provide a standard process that does not have to be adapted to each facility. The training program allows all of the physicians and embryologists to collaborate and discuss ideas of how they are doing things today compared to the new INVO protocol.  It is a free flowing discussion with hands on learning.

The current physicians and embryologists are very happy with results they are seeing with the INVOcell device and INVO Procedure, They are stating the embryos they are seeing are very healthy and strong and in some cases better than the ones they have been developing in their IVF processes. They are also stating they are achieving equal to or better efficacy rates. The doctors believe these are both related to the fact that the embryos are developing as the woman goes about her normal routines and body temperature fluctuations, so there is body & temperature movement, it is not a constant as it would be in an incubator.  A good number of the practices are starting to get on a regular ordering pattern.

The Company’s main focus throughout 2018 will be to continue to recruit doctors in the United States to offer the INVO procedure in their locations.

In August 2017, a Canadian company, Effortless IVF Canada, a built out of a new facility in Calgary Canada to offer the INVO procedure exclusively.  The company raised money through an offering of pre-priced INVO cycles to patients, over 100 woman had signed up to have the INVO procedure when the clinic opened.  The team there are still working through the waiting list. They have come across a number of operational items and are working through them.  The Effortless IVF team is planning on building 10 Effortless IVF clinics throughout Canada over the years ahead after they perfect process in Calgary.

In the second quarter of 2016, the first post-FDA cleared US baby from the INVOcell and INVO procedure was born in Texas, since then we have had hundreds of INVO babies born.

Physicians outside the United States have demonstrated that their patients would like to see current success rates within their own geographic and cultural areas.  We have and will continue to assist them in sponsoring clinical and marketing trials for “in-country” data.  One of the things we have found is that, without an INVO Bioscience employee or representative “in country” focused on the INVO technology, our sales and opportunities were limited. We have learned that we have to be continually following up with the doctors and distributors and have a regular in person presence to move the process forward in a particular country. In addition, because of the registration process for “local results” in certain geographic and cultural areas, along with limited resources to assist in moving things forward in countries, revenues were significantly less than we anticipated for the past five years.  However, we are continuing to receive international registration requests and notifications as well as receiving favorable initial local results that will be used for regional marketing campaigns.  We believe that we will begin increasing revenues in the future; however, our growth is limited by both the registration processes that we must undertake as well as our limited capital resources to have people in country to follow up, and therefore we anticipate that revenues will continue to be lower than we originally anticipated for the next few years.  Although some doctors from other countries have come to us for the INVO procedure and we are working with them to launch INVO, our primary internal focus will be the United States in 2018.

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

Our most significant challenge in growing our business has been our limited resources.  As of December 31, 2017, we generally require approximately $125,000 per month to fund our current normal operations.  Over the years we have reduced this to an absolute basic amount by, among other things, officers and directors not taking salaries and not engaging in certain activities so that we could avoid incurring certain expenses  (such as travel and marketing costs). This basic amount will increase as we expand our sales and marketing efforts and develop new products and services; however, if we do not raise additional capital in the near future we will have to maintain the “only the basics” state we are in.  Our cash needs are primarily attributable to funding our sales and marketing efforts, strengthening our training capabilities, satisfying existing obligations, funding a future U.S. FDA clinical trial for additional product indications, and building an administrative infrastructure, including costs and professional fees associated with being a public company.

We believe we are taking the necessary steps to ultimately provide the company with the capital resources we need to execute our business plan and grow the business.  We are in the process of engaging the appropriate firms and people to assist us in raising new capital (as to which there can be no assurance we will be successful).

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

Selling, general and administrative expenses were approximately $870,000 and $2,146,000 respectively for the years ended December 31, 2017 and 2016.  Throughout this period, we continued to control our spending and use our resources carefully.  The $1,276,000 decrease in selling, general and administrative expenses in 2017 was the result of the Board of Directors issuing shares to the Board, Consultants and interns who were working without compensation for a total of $1,264,000 during 2016. No shares were issued in 2017.

Throughout the period 2016 to 2017 we incurred annual net losses as we continued to market our product and proprietary process as we endeavored to increase our revenue base.  It is expected that we will continue to generate net losses through 2018.

We cannot accurately predict what our level of activity will be over the next 12-24 months.  However, INVO Bioscience anticipates that it will continue to launch the sale of the INVOcell device and INVO procedure in the US, Canada, Hong Kong, South America, and India through established and, to a lesser extent, new distributors, IVF centers and physicians.  With the cost of the INVO procedure being less than half the cost of IVF, we believe we can penetrate 5% of the currently untreated infertility market in the coming years ahead, though there can be no assurance that we will be successful in doing so.

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

For the years ended December 31, 2017 and 2016, we had net losses of approximately $702,000 and $2,124,000, respectively. The net loss in 2016 was significantly higher than 2017 due to the Board of Directors issuing shares to itself, Consultants and interns who worked without compensation in 2015 & 2016, this represented $1,264,000 of the change.  We had significant working capital deficiencies in both 2017 and 2016 of $4,892,000and $4,521,000 respectively.  As of December 31, 2017 our stockholder’s deficiency was $4,992,000 compared to $4,618,000 as of December 31, 2016 and cash used in operations was $181,000 for 2017 compared to $324,000 for the year ended December 31, 2016.  This raises substantial doubt about our ability to continue as a going concern.  Our ability to continue as a going concern is dependent on, among other things, our ability to raise additional capital and implement our business plan.  See “Risk Factors.”  Our financial statements attached do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Recent Accounting Pronouncements

In May 2017, the FASB issued ASU No. 2017-09, Stock Compensation - Scope of Modification Accounting, which provides guidance on which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The ASU requires that an entity should account for the effects of a modification unless the fair value (or calculated value or intrinsic value, if used), vesting conditions and classification (as equity or liability) of the modified award are all the same as for the original award immediately before the modification. The ASU becomes effective for the Company on January 1, 2018, and should be applied prospectively to an award modified on or after the adoption date. Early adoption is permitted, including adoption in any interim period. The Company will apply this standard for any awards that are modified after January 1, 2018. We are evaluating what impact, if any, the adoption of this guidance will have on our financial condition, results of operations, cash flows or financial disclosures.

In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment, which simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, current U.S. GAAP requires the performance of procedures to determine the fair value at the impairment testing date of assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, the amendments under this ASU require the goodwill impairment test to be performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The ASU becomes effective for the Company on January 1, 2020. The amendments in this ASU should be applied on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed. We are evaluating what impact, if any, the adoption of this guidance will have on our financial condition, results of operations, cash flows or financial disclosures.

In August 2016, the FASB issued ASU No. 2016-15 which amends ASC Topic 230, “Classification of Certain Cash Receipts and Cash Payments.” The amendments in this update address eight specific cash flow issues with the objective of reducing the existing diversity in practice. The update outlines the classification of specific transactions as either cash inflows or outflows from financing activities, operating activities, investing activities or non-cash activities. This guidance is effective for interim and annual reporting periods beginning after December 15, 2017. We are evaluating what impact, if any, the adoption of this guidance will have on our financial condition, results of operations, cash flows or financial disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), to increase transparency and comparability among organizations by recognizing a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either operating or financing, with such classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for fiscal years and interim periods within those years beginning after December 15, 2018, and early adoption is permitted. We are currently evaluating the impact ASU 2016-02 will have on our consolidated financial statements and associated disclosures.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), to clarify the principles of recognizing revenue and create common revenue recognition guidance between U.S. GAAP and International Financial Reporting Standards. Under ASU 2014-09, revenue is recognized when a customer obtains control of promised goods or services and is recognized at an amount that reflects the consideration expected to be received in exchange for such goods or services. In addition, ASU 2014-09 requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.  The ASU is effective for fiscal years beginning after December 15, 2017. The new revenue standard is principle based and interpretation of those principles may vary from company to company based on their unique circumstances. It is possible that interpretation, industry practice, and guidance may evolve as companies and the accounting profession work to implement this new standard. The Company is still in the process of evaluating the effect of the new standard on the Company’s historical financial statements and disclosures. While the Company has not completed its evaluation, the Company currently believes that the impact to revenue and expense recognized will not be material to any of the years presented.

Management does not believe that any other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the accompanying condensed consolidated financial statements.

Results of Operations

Comparison of the years ended December 31, 2017 and 2016

Net Sales and Revenues

Net sales and revenues for year ended December 31, 2017 were approximately $282,000 compared to approximately $51,000 for the same twelve month period ended December 31, 2016. This improvement is the result of the INVO Bioscience team continually reaching out to doctors however it may to introduce them to the INVO Procedure since receiving FDA clearance of its INVOcell product in November 2015 a goal it had been working in since 2007.  These revenues include the shipment of both free and lower introductory price products as we have started to penetrate the U.S. Assisted Reproductive Technology (ART) market.  We anticipate we will continue to offer training promotions as we continue to reach out to new doctors and embryologists so they may see the benefits of INVO’s new and disruptive technology. The process of getting a new facility up and running takes about 6-9 months before we start to see an initial ordering pattern. In 2017 we trained 15 doctors and embryologists that support them on the unique differences of the INVO Procedure correspondingly we trained 10 sets in 2016.  More than half of these practices are still working through how to properly integrate and recruit patients for the INVO offering. The others have figured it out and reaching new patients they never would have been able to assist before and getting fantastic results.

Cost of goods sold for the twelve months ended December 31, 2017 were $52,000 or approximately 18% of revenues compared to $15,000 or approximately 30% of revenues for the year ended December 31, 2016. We believe that the 2017 costs are a more representative expectation of what our costs will be as we move forward.  We are taking steps to continually lower our costs and improve our gross margin while delivering high quality products for a fair price.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $870,000 in fiscal 2017 a decrease of $1,276,000 for the year ended December 31, 2017 compared to the year ended December 31, 2016 from $2,146,000. This was the result of the issuance of 3,511,000 shares of restricted common stock, a non-cash expense of $1,264,000 to the board of directors, employees, consultants and interns for their efforts and service to INVO in 2015 and 2016 without compensation. During 2017 INVO Bioscience continued what it had started in 2016 to market the INVOcell and INVO Procedure. We continually update our website and started to issue press releases on a more regular basis.   We have been able to market and demonstrate the INVOcell for the past couple of years at the Annual American Society Reproductive Medicine (ASRM) Congress held in San Antonio, TX, and Salt Lake City, UT. The product and the Company were very well received and had hundreds of visitors and interest during the three days of the Congresses.  As in all the years past, the Company kept tight control over spending and only purchased the required basic services.

The Company has continued to use its restricted stock for some expenses as well as stay current with all of its vendors in 2017 and 2016.  The majority of the expenses incurred in 2015 back to 2011 were either paid for with restricted common stock or are still owed to some key partners who have been very supportive and willing to work with and wait for INVO Bioscience to be successful.

Research and Development Expenses

The Company did not spend any funds on research and development (“R&D”) in 2017 or 2016 as a result of its limited funds.  Our limited resources were devoted to basic corporate expenses and training new distributors and physicians. We anticipate some R&D spending in the foreseeable future as we have a number of product improvement ideas and would like to expand our patents.

Interest Expense, Financing Fees and Loss on Settlement of Debt

Interest expense and financing fees increased to approximately $62,000 for the year ended December 31, 2017 compared to approximately $14,000 for the same period in 2016. This was the result of a majority of the 2009 noteholders converting their notes into restricted shares of common stock in the second quarter of 2017. The expense is the difference of the conversion price of the notes and accrued interest compared to the market price on the day of the conversion.  See Notes 6 and 8 in the consolidated financial statements included herein.  This 2017 transaction also caused a loss on the settlement of that debt in the amount of $41,000 in the twelve months ended December 31, 2017. The increase in this expense area in 2017 is the result of not having a similar transaction in the year ended December 31, 2016. In addition the Company had an increase in interest expense of $7,000 in 2017 compared to 2016 primarily as a result of converting an old accounts payable balance owed to a key vendor into a note

Income Taxes

The Company had aggregate unused net operating losses at December 31, 2017 and 2016, of approximate $18,645,000 and $17,943,000, respectively, which expire at various times through 2037 and are subject to limitations of Section 382 of the Internal Revenue Code of 1986, as amended.  The deferred tax asset related to the net operating loss carry forward was approximately $3,730,000 and $5,235,000 at December 31, 2017 and 2016, respectively.

The Company has provided valuation reserves against the full amount of the net operating loss benefit, since in the opinion of management based upon the earning history of the Company, it is more likely than not that the benefits will not be realized.

Net Loss

The net loss for the twelve months ended December 31, 2017 was approximately $702,000 as compared to a net loss of approximately $2,124,000 for the same twelve month period in 2016. The primary reason for the decrease in net loss was the result of the 2016 issuance of 3,511,000 shares of restricted common stock, a non-cash expense of $1,264,000 to the board of directors, employees, consultants and interns for their efforts and service to INVO in 2015 and 2016 without compensation. This was offset slightly by the $41,000 finance charge the Company incurred as a result of a 2009 convertible note holder exercising their right to convert the note and accrued interest into restricted shares of common stock during 2017.

Liquidity and Capital Resources

As stated in previous filings, our lack of financial resources continues to be the Company’s major challenge.

As of December 31, 2017, we had approximately $26,000 in cash compared to approximately $152,000 at December 31, 2016.  Net cash used by operating activities in 2017 was approximately $181,000, as compared to net cash used by operating activities of approximately $324,000 for 2016.  The decrease in net cash used was due to having funds available in 2016 after investments in shares of our restricted common stock were made by two generous investors during the 4th quarter of 2015.  We were able to start 2016 with funding for expanded training and promotions for the US market. It also allowed us to start the process of again becoming compliant in our filings with the SEC. In 2017 funds were used for patent protection, legal fees, training SEC compliance and basic office support (such as rent, telephone and the website).  Since early 2009, all current employees and directors have continued to assist INVO Bioscience in its funding requirements by deferring their compensation.

In 2016, INVO Bioscience invested $15,700 in a new mold to produce its own retention device to allow us to offer a lower cost alternative to our customers. Currently we are procuring the basic FDA cleared retention device from a noted and reputable third party and then having it customized to our specifications at a local ISO 13485 Certified and FDA inspected facility. No cash was used from 2017 in investing activities.

During 2017, $55,000 cash was provided by financing activities. One shareholder purchased $45,000 of restricted shares of common stock and the other shareholder purchased $10,000 of restricted shares of common stock.  In 2016 the Company did convert $131,722 in outstanding accounts payable invoices into a three year 5% note payable with a key vendor who has been supportive of the Company since 2010.

Our registered independent certified public accountants have stated in their report dated March 29, 2018, that we have generated negative cash outflows from operating activities, experienced recurring net operating losses, and are dependent on securing additional equity and debt financing to support our business efforts.  As reflected in their audit report, our registered independent certified public accountants indicated that these factors, among others, raise substantial doubt about our ability to continue as a going concern.

Our existing cash resources, cash flow from operations and short-term borrowings or from management will not provide adequate resources for supporting operations during fiscal 2018.   We continue to seek alternative funding to execute our business plan.  Although there can be no assurance that an additional source of funding will materialize, we currently believe that we will be able to obtain the funding we need to continue to grow our business.  However, if we do not raise additional capital in the near future we will have to further curtail our spending and downsize or cease our operations.

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

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
INVO Bioscience, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of INVO Bioscience, Inc. (“Company”) as of December 31, 2017 and 2016, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred losses from operations since inception and has a net stockholders’ deficiency. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are described in Note 2 to the financial statements. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Liggett & Webb, P.A.

We have served as the Company’s auditor since 2011.
New York, New York
March 29, 2018

INVO Bioscience, Inc.
CONSOLIDATED BALANCE SHEETS

	As of December 31,	As of December 31,
	2017	2016
ASSETS
Current assets
Cash	$25,759	$152,404
Accounts receivable, net	86,697	2,794
Inventory	58,879	85,210
Prepaid expense	63,050	10,980
Total current assets	234,385	251,388

Property and equipment, net	15,700	15,700

Other Assets:
Capitalized patents, net	16,328	19,138
Total other assets	16,328	19,138

Total assets	$266,413	$286,226

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities
Accounts payable and accrued liabilities, including related parties	$960,725	$974,872
Accrued compensation	3,955,190	3,576,390
Note payable - related party	210,888	210,888
Convertible notes	-	10,000
Total current liabilities	5,126,803	4,772,150

Notes payable, long-term	131,722	131,722

Total liabilities	5,258,525	4,903,872

Commitments and contingencies (Note 11)

Stockholder’s deficiency
Preferred Stock, $.0001 par value; 100,000,000 shares authorized; No shares issued and outstanding as of December 31, 2017 and 2016	-	-
Common Stock, $.0001 par value; 200,000,000 shares authorized; 142,132,374 and 140,596,646 issued and outstanding as of December 31, 2017 and December 31, 2016, respectively.	14,213	14,059
Additional paid-in capital	13,638,806	13,311,263
Accumulated deficit	(18,645,131)	(17,942,968)
Total stockholder’s deficiency	(4,992,112)	(4,617,646)

Total liabilities and stockholders’ deficiency	$266,413	$286,226

The accompanying notes are an integral part of these consolidated financial statements.

INVO Bioscience, Inc.
CONSOLIDATED STATEMENTS OF LOSSES

	Year Ended	Year Ended
	December 31,	December 31,
	2017	2016

Revenue	$282,145	$50,901
Cost of goods sold	51,954	15,094

Gross margin	230,191	35,807

Selling, general and administrative expenses	870,612	2,146,221
Total operating expenses	870,612	2,146,221

Loss from operations	(640,421)	(2,110,414)

Other (Income) Expenses:
Loss on settlement of debt	40,869	-
Interest expense	20,873	13,838
Total other expenses	61,742	13,838

Loss before income taxes	(702,163)	(2,124,252)

Provisions for income taxes	-	-

Net loss	$(702,163)	$(2,124,252)

Basic net loss per weighted average shares of common stock	$(0.00)	$(0.02)

Diluted net loss per weighted average shares of common stock	$(0.00)	$(0.02)

Basic weighted average number of shares of common stock	141,305,050	139,186,557

Diluted weighted average number of shares of common stock	141,305,050	139,186,557

The accompanying notes are an integral part of these consolidated financial statements.

INVO Bioscience, Inc.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
For the Period January 1, 2016 to December 31, 2017

	Common Stock
			Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total
Balance, December 31, 2015	137,085,646	$13,708	$12,048,006	$(15,818,716)	$(3,757,002)

Common stock issued for services	3,511,000	351	1,263,257	-	1,263,608
Net loss for the twelve months ended December 31, 2016	-	-	-	(2,124,252)	(2,124,252)
Balance, December 31, 2016	140,596,646	14,059	13,311,263	(17,942,968)	(4,617,646)

Common stock issued for services	876,672	88	215,044	-	215,132
Common stock issued for cash	318,056	32	54,593	-	54,625
Common stock issued for convertible notes & interest	341,000	34	57,906	-	57,940
Net loss for the twelve months ended December 31, 2017				(702,163)	(702,163)
Balance, December 31, 2017	142,132,374	$14,213	$13,638,806	$(18,645,131)	$(4,992,112)

The accompanying notes are an integral part of these consolidated financial statements.

INVO Bioscience, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	December 31,	December 31,
	2017	2016

Cash flows from operating activities:
Net loss	$(702,163)	$(2,124,252)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on settlement of debt	40,869	-
Common stock issued for services	215,132	1,263,608
Depreciation and amortization	2,810	1,878
Changes in assets and liabilities:
Accounts receivable	(83,903)	(1,448)
Inventory	26,331	(19,790)
Prepaid expenses and other current assets	(52,070)	(10,980)
Accounts payable and accrued expenses	(5,346)	82,814
Accrued interest - related party	(1,730)	(1,730)
Accrued compensation	378,800	486,000
Net cash used in operating activities	(181,270)	(323,900)

Cash flows from investing activities:
Payments for property and equipment	-	(15,700)
Net cash used in investing activities	-	(15,700)

Cash flows from financing activities:
Proceeds from the sale of common stock	54,625	-
Net cash provided by financing activities	54,625	-

(Decrease) Increase in cash and cash equivalents	(126,645)	(339,600)

Cash and cash equivalents at beginning of period	152,404	492,004

Cash and cash equivalents at end of period	$25,759	$152,404

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Interest	$-	$-

Taxes	$-	$-

Common stock issued upon note payable and accrued interest conversion	$57,940	$-
Note payable issued for accounts payable	$-	$131,722

The accompanying notes are an integral part of these consolidated financial statements.

INVO BIOSCIENCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017 and 2016

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

Through December 31, 2017, we have generated minimal revenues, have incurred significant expenses and have sustained losses.  Consequently, our operations are subject to all the risks inherent in the establishment of a new business enterprise.

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

(D) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.  The Company had the following amounts of cash and cash equivalents on its balance sheets as of December 31, 2017 and 2016 of $25,759 and $152,404, respectively.

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

(H) Loss Per Share

Basic loss per share calculations are computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include securities or other contracts to issue common stock that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the years ended December 31, 2017 and 2016, as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

	Twelve Months Ended December 31,
	2017	2016
Loss to common shareholders (Numerator)	$(702,163)	$(2,124,252)
Basic and diluted weighted-average number of common shares outstanding (Denominator)	141,305,050	139,186,557

The Company has excluded the following dilutive securities from the calculation of fully-diluted shares outstanding because the result would have been anti-dilutive:

	Twelve Months Ended December 31,
	2017	2016
Effect of dilutive common stock equivalents:
Warrants	-	-
Convertible notes and interest	3,391,300	3,430,547
Total	3,391,300	3,430,547

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

On December 22, 2017, the Tax Cuts and Jobs Act (TCJA) was signed into law by the President of the United States. TCJA is a tax reform act that among other things, reduced corporate tax rates to 21 percent effective January 1, 2018. FASB ASC 740, Income Taxes, requires deferred tax assets and liabilities to be adjusted for the effect of a change in tax laws or rates in the year of enactment, which is the year in which the change was signed into law. Accordingly, the Company adjusted its deferred tax assets and liabilities at December 31, 2017, using the new corporate tax rate of 21 percent. See Note 10.

(K) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(L) Concentration of Credit Risk

Cash includes amounts deposited in financial institutions in excess of insurable Federal Deposit Insurance Corporation (FDIC) limits. As of December 31, 2017, the Company had no cash balances in excess of FDIC limits.

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

(N) Long- Lived Assets

Long-lived assets and certain identifiable assets related to those assets are periodically reviewed for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable.  If the non-discounted future cash flows of the enterprise are less than their carrying amount, their carrying amounts are reduced to the fair value and an impairment loss recognized.  There was no impairment recorded from January 5, 2007 (inception) to December 31, 2017.

(O) Reclassifications

Certain reclassifications have been made in prior year’s financial statements to conform to classifications used in the current year.

(P) Recent Accounting Pronouncements

In May 2017, the FASB issued ASU No. 2017-09, Stock Compensation - Scope of Modification Accounting, which provides guidance on which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The ASU requires that an entity should account for the effects of a modification unless the fair value (or calculated value or intrinsic value, if used), vesting conditions and classification (as equity or liability) of the modified award are all the same as for the original award immediately before the modification. The ASU becomes effective for the Company on January 1, 2018, and should be applied prospectively to an award modified on or after the adoption date. Early adoption is permitted, including adoption in any interim period. The Company will apply this standard for any awards that are modified after January 1, 2018. We are evaluating what impact, if any, the adoption of this guidance will have on our financial condition, results of operations, cash flows or financial disclosures.

In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment, which simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, current U.S. GAAP requires the performance of procedures to determine the fair value at the impairment testing date of assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, the amendments under this ASU require the goodwill impairment test to be performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The ASU becomes effective for the Company on January 1, 2020. The amendments in this ASU should be applied on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed. We are evaluating what impact, if any, the adoption of this guidance will have on our financial condition, results of operations, cash flows or financial disclosures.

In August 2016, the FASB issued ASU No. 2016-15 which amends ASC Topic 230, “Classification of Certain Cash Receipts and Cash Payments.” The amendments in this update address eight specific cash flow issues with the objective of reducing the existing diversity in practice. The update outlines the classification of specific transactions as either cash inflows or outflows from financing activities, operating activities, investing activities or non-cash activities. This guidance is effective for interim and annual reporting periods beginning after December 15, 2017. We are evaluating what impact, if any, the adoption of this guidance will have on our financial condition, results of operations, cash flows or financial disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), to increase transparency and comparability among organizations by recognizing a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either operating or financing, with such classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for fiscal years and interim periods within those years beginning after December 15, 2018, and early adoption is permitted. We are currently evaluating the impact ASU 2016-02 will have on our consolidated financial statements and associated disclosures.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), to clarify the principles of recognizing revenue and create common revenue recognition guidance between U.S. GAAP and International Financial Reporting Standards. Under ASU 2014-09, revenue is recognized when a customer obtains control of promised goods or services and is recognized at an amount that reflects the consideration expected to be received in exchange for such goods or services. In addition, ASU 2014-09 requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.  The ASU is effective for fiscal years beginning after December 15, 2017. The new revenue standard is principle based and interpretation of those principles may vary from company to company based on their unique circumstances. It is possible that interpretation, industry practice, and guidance may evolve as companies and the accounting profession work to implement this new standard. The Company is still in the process of evaluating the effect of the new standard on the Company’s historical financial statements and disclosures. While the Company has not completed its evaluation, the Company currently believes that the impact to revenue and expense recognized will not be material to any of the years presented.

Management does not believe that any other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the accompanying condensed consolidated financial statements.

NOTE 2	GOING CONCERN

The Company commenced operations in December 2008. During the year ended December 31, 2017, the Company had a net loss of $702,163 and cash used in operations $181,270. At December 31, 2017, the Company had a working capital deficiency of $4,892,418 and a stockholder deficiency of $4,992,112. This raises substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.

NOTE 3	INVENTORY

The Company had inventory in the following amounts:

	December 31, 2017	December 31, 2016
Work in Process	$24,357	$27,986
Finished Goods	34,522	57,224
Total Inventory	$58,879	$85,210

NOTE 4	PROPERTY AND EQUIPMENT

The estimated useful lives and accumulated depreciation for furniture, equipment and software are as follows:

Estimated Useful Life
Molds	3 to 7 years

	December 31, 2017	December 31, 2016
Manufacturing Equipment- Molds	$50,963	$50,963
Accumulated Depreciation	(35,263)	(35,263)
	$15,700	$15,700

The Company recorded $0 and $0 depreciation expense in 2017 and 2016 as its earlier equipment was fully depreciated. The 2016 asset addition has not been put into production as of December 31, 2017.

NOTE 5	PATENTS

The Company capitalizes the initial expense related to establishing the patent by country and then amortizes the expense over the life of the patent, typically 20 years.  It then expenses annual filing fees to maintain the patents.  The Company regularly reviews the value of the patent in the market place in proportion to the expense it must spend to maintain the patent.

The Company has recorded the following patent costs:

	December 31, 2017	December 31, 2016
Total Patents	$77,743	$77,743
Accumulated Amortization	(61,415)	(58,605)
Patent costs, net	$16,328	$19,138

The Company recorded amortization expense as follows:

Twelve Months Ended December 31,
2017	2016
$2,810	$1,878

In 2011, the decision was made to not to pay the renewal fees and expedite the amortization of the original patent which expired in 2012.  It was also decided to not spend its limited funds in defending the INVO Block patent as it only has value to the Company. The Company continues to pay the annual renewal fees on its active patents.

Estimated amortization expense as of December 31, 2017 is as follows:

Years ended December 31,
2018	$4,536
2019	4,536
2020	1,809
2021	1,809
2022 and thereafter	3,638
Total	$16,328

NOTE 6	CONVERTIBLE NOTES AND NOTES PAYABLE

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

From November 2009 through May 2015 $535,000 of the principal of the Bridge Notes were converted into shares of Restricted Common Stock.

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

The principal balances of the Convertible Notes was $0 and $10,000 for 2017 and 2016, respectively. This last note was converted in Q1 2017.  The related interest for the twelve months ended December 31, 2017 and 2016 was $0 and $750, respectively.

Notes Payable

In August 2016, INVO Bioscience converted a long time vendor’s outstanding accounts payable balance of $131,722 into a three (3) year 5% notes payable. The note provides for interest only payments on the first and second anniversaries of the note. The note is payable in full along with any outstanding accrued interest on the third anniversary. The Company has the right to prepay the note at any time without a premium or penalty.  The interest on this note for the years ended December 31, 2017 and 2016 was $9,330 and $2,760 respectively.

NOTE 7	NOTE PAYABLE AND OTHER RELATED PARTY TRANSACTIONS

On September 18, 2008, the Company entered into a related party transaction with Dr. Claude Ranoux.  Dr. Ranoux was then the President, Director and Chief Scientific Officer of the Company; as of the date of this filing he is a Director.  Dr. Ranoux had loaned funds to the Company to sustain its operations since January 5, 2007 (inception).  Dr. Ranoux’s total original cumulative investment as of December 31, 2008 was $96,462, as of December 31, 2017 and 2016 it is $21,888 (“the Principal Amount”) in INVO Bioscience.  On March 26, 2009, the Company and Dr. Ranoux agreed to re-write the agreement to a non-convertible note payable bearing interest at 5% per annum, the term of the note had been extended, and has been extended a couple of additional times, the current repayment date is October 31, 2018.  The Company and Dr. Ranoux can jointly decide to repay the loan earlier without prepayment penalties.  During the twelve months ended December 31, 2017 and 2016, $0 were repaid on the principal of the loan.

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

In Other Related Party Transactions, we have been renting our corporate office from Forty Four Realty Trust which is owned by James Bowdring, the brother of Director, Robert Bowdring since November 2012. It is a month to month rental arrangement for less than the going fair market real estate rental rate. We have been paying $4,800 annually since 2012. In addition the Company purchases stationary supplies and marketing items at discounted rates from Superior Printing & Promotions which is also owned by James Bowdring and is in the same building as our corporate office. INVO Bioscience spent $1,700 and $4,100 with Superior during 2017 and 2016, respectively.

Principal balances of the Related Party loans were as follows:

	December 31, 2017	December 31, 2016
Claude Ranoux Note	$21,888	$21,888

James Bowdring – Q211 Note	25,000	25,000

James Bowdring- Q411 Note	10,000	10,000

Kathleen Karloff Note	154,000	154,000

Total	$210,888	$210,888

Interest expense on the Related Party loans was $11,543 and $13,088 for the years ended December 31, 2017 and 2016, respectively.

Accounts payable and accrued liabilities balances include expenses reports for Ms. Karloff, Dr. Ranoux and Mr. Bowdring for expenses they paid for personally related to travel or normal business expenses and are represented in the following table:

	December 31,
	2017	2016
Accounts payable and accrued liabilities	$38,000	$39,000

NOTE 8	STOCKHOLDERS’ EQUITY

Twelve Months Ended December 31, 2017

In March 2017, pursuant to Section 4(2) of the Securities Act, the Company issued 196,000 shares of restricted common stock with a fair value of $59,242 to service providers.

In March 2017, pursuant to Section 4(2) of the Securities Act, the Company negotiated the conversion of $10,000 of past due Bridge Notes and accrued interest into 341,000 shares of restricted common stock resulting in a loss on debt settlement in the amount of $40,869.

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

In September 2017, pursuant to Section 4(2) of the Securities Act, the Company issued 262,500 shares of restricted common stock for cash proceeds of $44,625.

In November 2017, pursuant to Section 4(2) of the Securities Act, the Company issued 395,550 shares of restricted common stock with a fair value of $79,215 to service providers.

In November 2017, pursuant to Section 4(2) of the Securities Act, the Company issued 55,556 shares of restricted common stock for cash proceeds of $10,000.

Twelve Months Ended December 31, 2016

In May 2016, , pursuant to Section 4(2) of the Securities Act, the Company issued 3,000,000 shares of common stock with a fair value of $1,080,000 to officers for compensation.

In May 2016, pursuant to Section 4(2) of the Securities Act, the Company issued 511,000 shares of common stock with a fair value of $183,608 to service providers for services performed.

NOTE 9	STOCK OPTIONS AND WARRANTS

Stock Options

As of December 31, 2017 and 2016, the Company does not have any outstanding or committed and unissued stock options.

Warrants

As of December 31, 2017 and 2016, the Company does not have any outstanding or committed and unissued warrants.

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

The Company’s total deferred tax liabilities, deferred tax assets, and deferred tax asset valuation allowances are as of December 31 are as follows:

	December 31, 2017	December 31, 2016
Total deferred tax assets	$3,730,000	$5,235,000
Less valuation allowance	(3,730,000)	(5,235,000)
Total deferred tax liabilities	-	-
Net deferred tax asset (liability)	$-	$-

Those amounts have been presented in the company’s financial statements as of December 31, as follows:

December 31,
	2017	2016
Deferred tax asset	$-	$-

Deferred tax liability	-	-

Net deferred tax asset (liability)	$-	$-

The company has a loss carry forward of $9.1 million that may be offset against future taxable income.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cut and Jobs Act (the “Tax Act”).  The Tax Act establishes new tax laws that affects 2018 and future years, including a reduction in the U.S. federal corporate income tax rate to 21%, effective January 1, 2018. For certain deferred tax assets and deferred tax liabilities, we have recorded a provisional decrease of $1,680,000, with a corresponding net adjustment to valuation allowance of $1,680,000 as of December 31, 2017.

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

The Company had an agreement which began in August, 2011 with an Advisory Board Member who assisted the Company in its sales and marketing areas for stock compensation.   This member’s agreement was not renewed in September 2016 when it expired.

NOTE 12	SUBSEQUENT EVENTS

In January 2018, pursuant to Section 4(2) of the Securities Act, the Company issued 1,000,000 shares of restricted common stock with a fair value of $115,000 to officers & directors for compensation.

In January 2018, pursuant to Section 4(2) of the Securities Act, the Company issued 100,000 shares of restricted common stock for cash proceeds of $15,000.

In January 2018, pursuant to Section 4(2) of the Securities Act, the Company issued 441,426 shares of restricted common stock with a fair value of $52,864 to service providers for services performed.

In February 2018, pursuant to Section 4(2) of the Securities Act, the Company issued 90,900 shares of restricted common stock with a fair value of $10,000 to service providers for services performed.

In March 2018, pursuant to Section 4(2) of the Securities Act, the Company issued 20,000 shares of restricted common stock with a fair value of $3,800 to service providers for services performed.

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

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Acting Chief Financial Officer (and acting principal accounting officer), carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2017 and 2016.  However, Robert Bowdring only served as the Company’s Chief Financial Officer and principal accounting officer until March 2013.  From Mr. Bowdring’s resignation in March 2013 through December 31, 2015, Mr. Bowdring, as a consultant and a Director, supervised the Company’s financial situation.  While remaining a consultant to the Company, Mr. Bowdring was elected Treasurer and Secretary in September 2016, and as Acting Chief Financial Officer (and acting principal accounting officer) in March 2017, and continues to hold those offices.   Based upon that evaluation and the identification of the material weakness in the Company’s internal control over financial reporting as described below under “Management’s Report on Internal Control over Financial Reporting,” the Chief Executive Officer and Acting Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective as of the end of each year covered by this report.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company.  However, as indicated under “Evaluation of Disclosure Controls and Procedures” above, the Company did not have a Chief Financial Officer (and principal accounting officer) from when Robert Bowdring resigned as such in March 2013 to when he was elected Acting Chief Financial Officer (and acting principal accounting officer) in March 2017.  Management, with the participation of our Chief Executive Officer and Acting Chief Financial Officer, has evaluated the effectiveness of our internal control over financial reporting as of December 31,  2017 and 2016 based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, the Chief Executive Officer and Acting Chief Financial Officer concluded that, as of December 31, 2017 and 2016, our internal control over financial reporting was not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles because of the Company’s limited resources and limited number of employees, and because the Company lacked a full time Chief Financial Officer (and principal accounting officer) from Robert Bowdring’s resignation as such in March 2013 until he was elected Acting Chief Financial Officer (and acting principal accounting officer) in March 2017.

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

Item 9B.  Other Information

None.

Part III

Item 10.  Directors, Executive Officers and Corporate Governance.

The Company’s Directors are to be elected annually by our stockholders at their annual meeting.  Each director holds his office until his successor is elected and qualified or his earlier resignation or removal.  However, the directors of INVO Bioscience were last elected in connection with the Share Exchange in December 2008, as INVO Bioscience has not subsequently held an annual stockholders meeting, INVO Bioscience’s executive officers are elected annually by our Board of Directors.  Each executive officer holds his office until they die or resign, is removed by the Board, or their successor is elected and qualified.  Information regarding our executive officers for the period 2011 through 2017, and currently, is presented below.

NAME	AGE*	POSITION
Ms. Kathleen Karloff	62
Director and Chief Executive Officer and Secretary, from 2011 through 2015, and from January 1 through September 19, 2016.  From September 20, 2016 to date, Ms. Karloff has served as Director, Chairman of the Board, President and Chief Executive Officer.

Dr. Kevin Doody, MD	56	Director from April 7, 2017.

Mr. Robert Bowdring	60
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

Mr. Michael Campbell	59	Director from October 11, 2017.

Mr. Steven Shum	47	Director from October 11, 2017.

Dr. Claude Ranoux, MD	66	Director, President and Treasurer from 2011 through 2015, and from January 1 through September 19, 2016. From September 20, 2016 to April 5, 2017, Dr. Ranoux has served as a Director.
*As of December 31, 2017.

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

Kevin Doody, M.D., Medical Director and Director (Effective April 7, 2017)

Dr. Doody serves as Medical Director for INVO Bioscience and is also a member of the Board of Directors.  Dr. Doody is a renowned fertility specialist who is the founder and Medical Director for the Center for Assisted Reproduction (CARE Fertility) and Effortless IVF located in Bedford Texas. The Center for Assisted Reproduction, established in 1989, has been a pioneer of assisted reproductive technologies in the north Texas region with several firsts including the first ICSI pregnancy and the first to successfully implement a blastocyst culture system. CARE Fertility had the first pregnancy in the region with a pregnancy following embryo biopsy and pre-implantation genetic testing for cystic fibrosis.  CARE Fertility/ Effortless IVF also was the first to adopt the INVOcell™ Intravaginal Culture System since the INVOcell first obtained FDA clearance.  Dr. Doody is President of the Society for Assisted Reproductive Technology (SART), on the Board of Directors of the American Society for Reproductive Medicine (ASRM) and a member of the RESOLVE Physician Council.  As INVO Bioscience’s Medical Director, Dr. Doody provides medical and clinical guidance, INVO education and training, and oversight of risk management and post-market surveillance activities as well as support current and new product development.

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

Michael J. Campbell, Director (Effective October 11, 2017)

Mr. Campbell is the Vice President of IVF Americas Business Unit for Cooper Surgical, Inc. (CSI), a wholly owned subsidiary of The Cooper Companies (NYSE: COO). Mr. Campbell has substantial medical device sales, marketing and business development leadership experience within Global Fortune 500 and Start-up Company environments.  During his over 11-year career at Cooper Surgical, Mike has been responsible for IVF product portfolio sales globally including the US, Canada, Latin America, Europe, Middle East, Africa, and Asia Pacific regions.  In addition to Mr. Campbell’s current position as Vice President of IVF Americas Business Unit, he served in various leadership roles including Vice President of International Business Unit from 2013-2014 and as Vice President of IVF Business Unit from 2006 to 2012.  Prior to joining Cooper Surgical, Mike was Vice President of Sales, Marketing and Business Development at Retroactive Bioscience from 1997 to 2006 and Vice President of Sales and Marketing for Gabriel Medical from 1994 to 1997.  Mr. Campbell also served in various senior management positions across marketing, sales and product management at Boston Scientific Corporation beginning in 1984 through 1994.

Steven M. Shum, Director (Effective October 11, 2017)

Mr. Shum is Chief Financial Officer of Eastside Distilling (NASDAQ: ESDI) since October 2015. Prior to joining Eastside, Mr. Shum served as an Officer and Director of XZERES Corp, a publicly-traded global renewable energy company, from October 2008 until April 2015 in various officer roles, including Chief Operating Officer from September 2014 until April 2015, Chief Financial Officer, Principal Accounting Officer and Secretary from April 2010 until September 2014 (under former name, Cascade Wind Corp) and Chief Executive Officer and President from October 2008 to August 2010. Mr. Shum also serves as the managing principal of Core Fund Management, LP and the Fund Manager of Core Fund, LP. He was a founder of Revere Data LLC (now part of Factset Research Systems, Inc.) and served as its Executive Vice President for four years, heading up the product development efforts and contributing to operations, business development, and sales. He spent six years as an investment research analyst and portfolio manager of D.N.B. Capital Management, Inc. His previous employers include Red Chip Review and Laughlin Group of Companies. He earned a B.S. in Finance and a B.S. in General Management from Portland State University in 1992.

Claude Ranoux, M.D., M.S., Former President and Treasurer (until September 20, 2016) and Director (until April 5, 2017)

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s executive officers, directors, and persons who own more than 10% of the Company’s common stock to file reports of ownership and change in ownership with the SEC.  Such persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.  Based solely on a review of the copies of such forms furnished to the Company or representations of reporting persons, the Company has determined that during the fiscal years ended December 31, 2011 through 2017, no reporting persons complied with all such filings requirements. During 2017 it is believed all reporting persons caught up with their appropriate filings.

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

During the third quarter of 2017 the Officers and Directors have filed their respective missing forms with the SEC and are now believed to be current.

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

Item 11.  Executive and Director Compensation

Summary Compensation Table

The following Summary Compensation Table sets forth, for the years indicated, all cash compensation paid, distributed or accrued for services, including salary and bonus amounts, rendered in all capacities by the Company’s officers & directors who received or was entitled to receive remuneration in excess of $100,000 during the stated periods.  Note, none of our officers received cash compensation during fiscal 2007 and the years 2010 through 2017.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Paid Salary ($)	Accrued Compensation ($)	Stock Award ($) (5)(7)	All other Compensation ($)	Total ($)

Kathleen Karloff	2017	$0	$120,000	$0	$0	$120,000
CEO, President	2016	0	120,000	359,900	0	479,900
Chairperson Director	2015	$0	$120,000	$0	$0	$120,000
(1 & 4)

Claude Ranoux	2017	$0	$0	$0	$0	$0
Former President & Director	2016	0	90,000	359,900	0	449,900
(2 & 4)	2015	$0	$120,000	$0	$0	$120,000

Robert Bowdring	2017	$0	$120,000	$0	$0	$120,000
Director (March 2013 to	2016	0	120,000	359,900	0	479,900
date & Consultant)	2015	$0	$120,000	$0	$0	$120,000
(3 & 4)

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

(4)
From 2010 through 2017 the named officers and directors did not receive any of their compensation in order to assist the Company’s cash flow during this time period, the amounts have been accrued until a time when the Company can afford to pay them.  For this effort it was decided that the named officers as well as the other consultants would receive stock grants. The per share price was based on the closing market price on the date of issue less a two cent discount.

Compensation of Directors

In November 2017 with the additional of three independent board of directors during the year, it was decided that each independent board member would receive 200,000 shares of restricted INVO Bioscience common stock for their services from November 2017 to October 2018. These share were issued in January 2018. In addition pursuant to an oral consulting agreement with Robert Bowdring, he has been accruing compensation for his oversight of the financial and administrative areas of the company at a rate of $10,000 per month as reflected in the table above.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table and notes set forth the beneficial ownership of the common stock of the Company as of December 31, 2017 and 2016, respectively, by each person who was known by the Company to beneficially own more than 5% of the common stock, by each director and named executive officer, and by all directors and executive officers as a group. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or dispositive power with respect to the securities. Unless otherwise indicated below, to our knowledge, all persons listed below have sole voting and dispositive power with respect to their shares of our common stock, except to the extent authority is shared by spouses under applicable law. Unless otherwise noted, the address of all of the individuals and entities named below is care of INVO Bioscience, Inc., 407R Mystic Avenue, Suite 34C, Medford, Massachusetts 02155:

(a)	At December 31, 2017

Name and Address of Beneficial Owner (1)	Nature of Security	Number of Shares	Percentage of Common Stock

Kathleen Karloff (2)	Common Stock	11,960,000	8.4%

Robert Bowdring (2)	Common Stock	10,500,000	7.5%

Kevin Doody (2)	Common Stock	1,381,272	1.0%

Michael Campbell (2)	Common Stock	7,800	0%

Steven Shum (2)	Common Stock	0	0%

Claude Ranoux	Common Stock	26,178,597	18.4%

Jean Jacques Gabanelle (3) 622 Union Street, Duxbury, MA 02322	Common Stock	9,251,254	6.5%

All directors and executive officers as a group (3 persons)		23,849,072	16.8%

(1)          Beneficial ownership is determined in accordance with Rule 13d-3(a) of the Securities Exchange Act of 1934 and generally includes voting or investment power with respect to securities.  Except as indicated by footnotes and subject to community property laws, where applicable, the person named above has sole voting and investment power with respect to all shares of the Common Stock shown as beneficially owned by him or her. The number of shares outstanding on December 31, 2017 was 142,132,374.

(2)           In January 2018, 200,000 restricted shares were given to each of the officers & directors for their service and are not included in the totals.

(3)          Includes shares held in the name of Mr. Gabanelle and his wife.

(b)	At December 31, 2016

Name and Address of Beneficial Owner (1)	Nature of Security	Number of Shares	Percentage of Common Stock

Claude Ranoux	Common Stock	27,073,122	19.3%

Kathleen Karloff	Common Stock	12,160,000	8.6%

Robert Bowdring	Common Stock	10,500,000	7.5%

Jean Jacques Gabanelle (2) 622 Union Street, Duxbury, MA 02322	Common Stock	9,251,254	6.6%

All directors and executive officers as a group (3 persons)		49,733,122	35.04%

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

Further, since November 2012 the Company has rented its corporate offices from Forty Four Realty Trust, which is owned by James Bowdring.  This month to month lease has been for $4,800 per year since 2012, which we believe is a less than the going fair market rental rate.  The Company also acquires stationary supplies and marketing materials at discounted rates from Superior Painting and Promotions, which is also owned by James Bowdring.  The Company spent $1,700 and $4,100 with Superior Painting and Promotions in 2017 and 2016.  See “Note 7 Notes Payable and Other Related Party Transactions.”

Item 14.  Principal Accountant Fees and Services

Effective October 10, 2016, our independent registered public accounting firm is Liggett & Webb P.A.     The following table summarizes the approximate aggregate fees billed to us or expected to be billed to us by our independent registered accounting firms for our 2017 and 2016 fiscal years:

	Fiscal Years Ended December 31, 2017	Fiscal Year Ended December 31, 2016
Audit Fees	$48,000	$48,000
Audit Related fees	$-0-	$-0-
Tax Fees	$4,000	$8,000
All Other Fees	$-	$-

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent auditors.  Under the procedure, the Board approves the engagement letter with respect to audit and review services.  Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board.  Any such approval by the designated member is disclosed to the entire Board at the next meeting.  The audit fees paid to the auditors with respect to fiscal year 2017 and 2016 were pre-approved by the entire Board of Directors.

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

(8)   Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 3, 2009.

(9) Incorporated by reference to the Company’s amended Registration Statement on Form S-1/A, File No. 333-163882, as filed on December 29, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 29, 2018.

INVO Bioscience, Inc.

Date March 29, 2018	By:	/s/ Kathleen Karloff
Kathleen Karloff
Chief and Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 29, 2018.

Signature	Capacity

/s/Kathleen Karloff	Chief and Principal Executive Officer and Director
Kathleen Karloff

/s/Robert J Bowdring	Director and Acting Chief Financial Officer (and acting principal accounting officer)
Robert J. Bowdring

/s/Kevin Doody	Director
Kevin Doody, MD

/s/Michael J. Campbell	Director
Michael J. Campbell

/s/Steven M. Shum .	Director
Steven M. Shum