Form 10-Q
period 2018-03-31
INVO Bioscience, Inc.
filed 2018-05-15
CIK 1417926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Shares of common stock, par value $.0001 per share:  147,504,700 shares outstanding as of May 10, 2018.

INVO BIOSCIENCE, INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2018

PART I.  FINANCIAL INFORMATION

Item 1.       Financial Statements (unaudited)

 INVO BIOSCIENCE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

Assets
	March 31,	December 31,
	2018	2017
Current Assets:	(unaudited)
Cash	$35,406	$25,759
Accounts receivable, net	110,857	86,697
Inventory	54,940	58,879
Prepaid expenses	75,573	63,050
Total current assets	276,776	234,385

Property and equipment, net	15,700	15,700

Other Assets:
Capitalized patents, net	15,194	16,328
Total other assets	15,194	16,328

Total assets	$307,670	$266,413

Liabilities and Stockholders’ Deficiency

Current Liabilities:
Accounts payable and accrued liabilities including related parties	$835,841	$960,725
Accrued compensation	4,037,390	3,955,190
Note payable- related party	210,888	210,888
Total current liabilities	5,084,119	5,126,803

Notes payable - long term	131,722	131,722

Total liabilities	5,215,841	5,258,525

Commitments and Contingencies (Note 12)

Stockholders’ Deficiency:
Preferred Stock, $.0001 par value; 100,000,000 shares authorized; No shares issued and outstanding as of March 31, 2018 and December 31, 2017	-	-
Common Stock, $.0001 par value; 200,000,000 shares authorized; and 143,994,700 and 142,132,374 issued and outstanding as of March 31, 2018 and December 31, 2017, respectively.	14,394	14,213
Additional paid-in capital	13,867,289	13,638,806
Accumulated deficit	(18,789,854)	(18,645,131)
Total stockholders’ deficiency	(4,908,171)	(4,992,112)

Total liabilities and stockholders’ deficiency	$307,670	$266,413

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INVO BIOSCIENCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	March 31,	March 31,
	2018	2017

Revenue	$104,140	$52,240
Cost of Goods Sold	14,424	13,845

Gross Margin	89,716	38,395

Selling, general and administrative expenses	229,999	205,096
Total operating expenses	229,999	205,096

Loss from operations	(140,283)	(166,701)

Other (Income) Expenses:
Loss on settlement of debt	-	40,869
Interest expense	4,440	7,303
Total other ( income) expenses	4,440	48,172

Loss before income taxes	(144,723)	(214,873)

Provisions for income taxes	-	-

Net Loss	$(144,723)	$(214,873)

Basic net loss per weighted average shares of common stock	$(0.00)	$(0.00)

Diluted net loss per weighted average shares of common stock	$(0.00)	$(0.00)

Basic weighted average number of shares of common stock	143,340,969	140,745,813

Diluted weighted average number of shares of common stock	143,340,969	140,745,813

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INVO BIOSCIENCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the three months ended March 31, 2018	For the three months ended March 31, 2017

Net loss	$(144,723)	$(214,873)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash stock compensation issued for services	181,664	59,242
Loss on settlement of debt	-	40,869
Depreciation and amortization	1,134	-

Changes in operating assets and liabilities:
Accounts receivable	(24,160)	(29,506)
Inventories	3,939	5,716
Prepaid expenses and other current assets	(12,523)	2,763
Accounts payable and accrued expenses	(124,884)	(74,166)
Accrued compensation	82,200	97,200
Net cash used in operating activities	(37,353)	(112,755)

Cash flows from financing activities:
Proceeds from the sale of common stock	47,000	-
Net cash provided by financing activities	47,000	-

Net increase (decrease) in cash and cash equivalents	$9,647	$(112,755)

Cash and cash equivalents at beginning of period	$25,759	$152,404

Cash and cash equivalents at end of period	$35,406	$39,649

Supplemental disclosure:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-
Note payable issued for accounts payable	$-	$57,940

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INVO BIOSCIENCE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(unaudited)

Note 1 – Basis of Presentation

The accompanying consolidated balance sheet as of March 31, 2018, the consolidated statements of operations for the three months ended March 31, 2018 and 2017, and cash flows for the three months ended March 31, 2018 and 2017 of  INVO Bioscience, Inc. (the “Company”), and the related information contained in these notes have been prepared by management and are unaudited. Certain prior year balances have been reclassified to conform to the current year presentation. These reclassifications did not affect previously reported net loss or stockholders’ deficiency. In the opinion of management, all adjustments (which include normal recurring and nonrecurring items) necessary to present fairly the Company’s financial position, results of operations and cash flows in conformity with generally accepted accounting principles for the periods presented have been made. Interim operating results are not necessarily indicative of operating results for a full year.

The preparation of our unaudited consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the unaudited consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2017 Annual Report on Form 10-K previously filed by the Company with the Securities and Exchange Commission (SEC).

The Company considers events or transactions that have occurred after the unaudited consolidated balance sheet date of March 31, 2018, but prior to the filing of the unaudited consolidated financial statements with the SEC on this Quarterly Report on Form 10-Q, to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure, as applicable. Subsequent events have been evaluated through the date of the filing of this Quarterly Report on Form 10-Q with the SEC.

Note 2 – Recent Accounting Pronouncements

Changes to GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of accounting standards updates (“ASUs”) to the FASB’s Accounting Standards Codification.

The Company considers the applicability and impact of all ASUs. ASUs not listed below were assessed and determined not to be applicable or are expected to have minimal impact on the Company’s consolidated financial position and results of operations.

Recently Adopted Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. The standard is effective for annual periods beginning after December 15, 2017, and interim periods therein.

ASU 2014-09 supersedes existing guidance on revenue recognition with a five-step model for recognizing and measuring revenue from contracts with customers. The objective of the new standard is to provide a single, comprehensive revenue recognition model for all contracts with customers to improve comparability within industries, across industries, and across capital markets. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The guidance also requires a number of disclosures regarding the nature, amount, timing, and uncertainty of revenue and the related cash flows. The guidance can be applied retrospectively to each prior reporting period presented (full retrospective method) or retrospectively with a cumulative effect adjustment to retained earnings for initial application of the guidance at the date of initial adoption (modified retrospective method). The Company adopted the new standard effective January 1, 2018 using the modified retrospective method applied to those contracts that were not completed or substantially completed as of January 1, 2018. The timing and measurement of revenue recognition under the new standard is not materially different than under the old standard. The adoption of the new standard did not have an impact on the Company’s consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) (“ASU 2016-15”). The updated standard addresses eight specific cash flow issues with the objective of reducing diversity in practice. ASU 2016-15 is effective for public business entities for annual reporting periods beginning after December 15, 2017, including interim periods within those annual reporting periods. Early adoption is permitted.  The Company adopted ASU 2016-15 as of January 1, 2018. The adoption of ASU 2016-15 did not have an impact on the Company’s consolidated financial statements.

INVO BIOSCIENCE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(unaudited)

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230) (“ASU 2016-18”). The updated standard requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for public business entities for annual reporting periods beginning after December 15, 2017, including interim periods within those annual reporting periods. The Company adopted ASU 2016-18 as of January 1, 2018. The adoption of ASU 2016-18 did not have a material effect on the Company’s consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation (Topic 718) (“ASU 2017-09”). The updated standard clarifies when an entity must apply modification accounting to changes in the terms or conditions of a share-based payment award. ASU 2017-09 is effective for public business entities for annual reporting periods beginning after December 15, 2017, including interim periods within those annual reporting periods. Early adoption is permitted.  The Company adopted ASU 2017-09 as of January 1, 2018. The adoption of ASU 2017-09 did not have a material effect on the Company’s consolidated financial statements.

In February 2016, FASB issued ASU 2016-02, Leases (“ASU 2016-02”). The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement.  The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available.  The Company is currently evaluating the impact of its pending adoption of ASU 2016-02 on its consolidated financial statements.

In July 2017, FASB issued ASU 2017-11 (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception (“ASU 2017-11”). The new standard simplifies the accounting for certain financial instruments with down round features. Part I of ASU 2017-11 changes the classification analysis of certain equity-linked financial instruments, such as warrants and embedded conversion features, such that a down round feature is disregarded when assessing whether the instrument is indexed to an entity’s own stock under Subtopic 815-40, Contracts in Entity’s Own Equity.  As a result, a down round feature, by itself, no longer requires an instrument to be remeasured at fair value through earnings each period, although all other aspects of the indexation guidance under Subtopic 815-40 continue to apply.  Part II of ASU 2017-11 recharacterizes the indefinite deferral of certain provisions of Topic 480, Distinguishing Liabilities from Equity, (currently presented as pending content in the Codification) as a scope exception.  No change in practice is expected as a result of these amendments.  The new standard is effective for fiscal years beginning after December 15, 2018, Early adoption is permitted. The amendments in Part II have no accounting impact and therefore do not have an associated effective date. The Company is currently evaluating the impact of its pending adoption of ASU 2017-11 on its consolidated financial statements.

Note 3 – Going Concern

As reflected in the accompanying unaudited consolidated financial statements for the quarter ended March 31, 2018, the Company has started commercialization of its product in the past 2 years within the US with minimal revenues, had a net loss for the three months of $144,723, and a cumulative net loss of $18,789,854, a working capital deficiency of $4,807,343, a stockholder deficiency of $4,908,171, and cash used in operations of $37,353 for the three months ended March 31, 2018.  This raises substantial doubt about its ability to continue as a going concern.  The unaudited consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.

INVO BIOSCIENCE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(unaudited)

Note 4 – Inventory

As of March 31, 2018 and December 31, 2017, the Company recorded the following inventory balances:

	March 31, 2018	December 31, 2017
Work in Process	$24,357	$24,357
Finished Goods	30,583	34,522
Total Inventory	$54,940	$58,879

Note 5 – Property and Equipment

The estimated useful lives and accumulated depreciation for furniture, equipment and software are as follows as of March 31, 2018 and December 31, 2017:

Estimated Useful Life
Molds	3 to 7 years

	March 31, 2018	December 31, 2017
Manufacturing Equipment- Molds	$50,963	$50,963
Accumulated Depreciation	(35,263)	(35,263)
Total	$15,700	$15,700

During the three months ended March 31, 2018 and 2017 the Company recorded $0 in depreciation expense during both periods as a new product mold has not been put into service as of these dates.

Note 6 – Patents

As of March 31, 2018 and December 31, 2017, the Company recorded the following patent balances:

	March 31, 2018	December 31, 2017
Total Patents	$77,743	$77,743
Accumulated Amortization	(62,549)	(61,415)
Patent costs, net	$15,194	$16,328

During the three months ended March 31, 2018 and 2017, the Company recorded $1,134 and $0 in amortization expenses respectively.

Estimated amortization expense as of March 31, 2018 is as follows:

Years ended December 31,
2018	$3,402
2019	4,536
2020	1,809
2021	1,809
2022 and thereafter	3,638
Total	$15,194

INVO BIOSCIENCE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(unaudited)

Note 7 – Convertible Notes and Notes Payable

Convertible Notes - Bridge Notes

During 2009, the Company issued senior secured convertible notes (“Bridge Notes”) payable to investors in the aggregate amount of $545,000.  The Bridge Notes carried interest rates ranging between 10-12% and were due in full one year from the date of issuance and are past due.  Both the Bridge Notes and the accrued interest thereon are convertible into Restricted Common Stock of the Company at a conversion price of $0.10 per share (the “Original Conversion Price”).  If the Company were to issue any new shares of common stock within 24 months of the date of the Bridge Notes at a price below the Original Conversion Price, then the conversion price of the Bridge Notes would be adjusted to reflect the new lower price.  In addition to the Bridge Notes, the Company issued warrants to purchase 5,750,000 shares of the Company’s Common Stock at a price of $0.20 per share as of the date of this filing. All the warrants have expired.  The Company valued the conversion feature of the Bridge Notes and the warrants issued via the Black-Scholes valuation method.  The total fair value calculated for the conversion feature was $1,473,710; $151,826 was allocated to discount on the Bridge Notes, and $1,341,884 was charged to operations.   The total fair value calculated for the warrants was $1,719,666; $393,174 was allocated to discount on the Bridge Notes, and $1,326,492 was charged to operations. The aggregate discount on the Bridge Notes for the conversion feature and the warrants was $545,000, and the aggregate amount charged to operations was $2,668,371 which was recorded as a derivative liability on the Company’s consolidated balance sheet.

From November 2009 through May 2015 $535,000 of the principal of the Bridge Notes were converted into shares of Restricted Common Stock.

In March 2017, the Company converted the last Bridge Note in the amount of $10,000 and accrued interest into shares of common stock. The Company negotiated this conversion at a price lower than the conversion price stated in the original Bridge Note documents because the Bridge Note was past due.  This conversion was treated as a restructure of debt.  $10,000 of the Bridge Notes and accrued interest were converted into 341,000 shares of restricted common stock resulting in a loss on debt settlement in the amount of $40,869.

The principal balances of the Convertible Notes was $0 as of March 31, 2018 and 2017.  The related interest for the three months ended March 31, 2018 and 2017 was $0.

Notes Payable

In August 2016, INVO Bioscience converted a long time vendor’s outstanding accounts payable balance of $131,722 into a Promissory Note with a three year term that accrues at 5% per annum. The note provides for interest only payments on the first and second anniversaries of the note. The note is payable in full along with any outstanding accrued interest on the third anniversary. The Company has the right to prepay the note at any time without a premium or penalty.  The interest on this note for the three months ended March 31, 2018 and 2017 was $1,647 and $4,391, respectively.

Note 8 – Notes Payable and Other Related Party Transactions

On September 18, 2008, the Company entered into a related party transaction with Dr. Claude Ranoux.  Dr. Ranoux was then the President, Director and Chief Scientific Officer of the Company.  Dr. Ranoux had loaned funds to the Company to sustain its operations since January 5, 2007 (inception).  Dr. Ranoux’s  loan outstanding as of  March 31, 2018 and 2017 was  $21,888 (“the Principal Amount”).  The loan accrues interest at 5% per annum, the term of the note  has been extended a several times, and the current repayment date is October 31, 2018.  The Company and Dr. Ranoux can jointly decide to repay the loan earlier without prepayment penalties.  During the three months ended March 31, 2018 and 2017, $0 were repaid on the principal of the loan.

INVO BIOSCIENCE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
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

On December 28, 2009 James Bowdring, the brother of Director Robert Bowdring invested $100,000 acquiring 666,667 shares of restricted common stock.  In April 2011, the Company issued a short term convertible note (“Q211 Note”) payable to James Bowdring in the amount of $50,000.  The Q211 Note carries a 10% interest rate and was due in full, two months from the date of issuance.  The note was past due and is partially still open, as of this date the balance is $25,000. The Q211 Note is convertible into Common Stock of the Company at a conversion price of $0.03 per share, subject to adjustments.  In addition to the Q211 Note, the Company issued warrants to purchase 1,666,667 shares of the Company’s Common Stock at a price of $0.03 per share, as of this date the warrants have expired.  The Company valued the Q211 Note’s warrants issued as consideration for the notes payable via the Black-Scholes valuation method.  The total fair value calculated for the conversion was approximately $39,500, and for the warrants was approximately $45,500 both of which were recorded as a derivative liability on the Company’s balance sheet.  In September 2011, the Company made a principal payment on the Q211 Note in the amount of $25,000.

In November 2011, the Company issued a another convertible note (“Q411 Note”) payable to James Bowdring in the amount of $10,000.  The Q411 Note carries a 10% interest rate and was due in full, two months from the date of issuance.  The Q411 Note is convertible into Common Stock of the Company at a conversion price of $0.01 per share, subject to adjustments.  In addition to the Q411 Note, the Company issued warrants to purchase 500,000 shares of the Company’s Common Stock at a price of $0.02 per share, as of this date the warrants have expired.  The Company valued the Bridge Note’s warrants issued as consideration for the notes payable via the Black-Scholes valuation method.  The total fair value calculated for the conversion option was $2,345, and for the warrants was $4,076 both of which were recorded as a derivative liability on the Company’s balance sheet.

The Company has been renting our corporate office from Forty Four Realty Trust which is owned by James Bowdring, the brother of Director, Robert Bowdring since November 2012. It is a month to month rental arrangement for less than the going fair market real estate rental rate. We have been paying $4,800 annually since 2012. In addition the Company purchases stationary supplies and marketing items at discounted rates from Superior Printing & Promotions which is also owned by James Bowdring and is in the same building as our corporate office. INVO Bioscience spent $1,700 and $4,100 with Superior during 2017 and 2016, respectively.

Principal balances of the Related Party loans were as follows:

	March 31, 2018	December 31, 2017
Claude Ranoux Note	$21,888	$21,888

James Bowdring – Q211 Note	25,000	25,000

James Bowdring- Q411 Note	10,000	10,000

Kathleen Karloff Note	154,000	154,000

Total	$210,888	$210,888

Interest expense on the Related Party loans was $2,792 and $2,912 for the three months ended March 31, 2018 and 2017, respectively.

INVO BIOSCIENCE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(unaudited)

Accounts payable and accrued liabilities balances include expenses reports for Ms. Karloff, Dr. Ranoux and Mr. Bowdring for expenses they paid for personally related to travel or normal business expenses and are represented in the following table:

	March 31,	December 31,
	2018	2017
Accounts payable and accrued liabilities	$122,000	$127,000

Note 9 – Stockholders’ Equity

Three Months Ended March 31, 2018

In January and March 2018, the Company sold 260,000 shares of common stock to accredited investors in a private placement for cash of $47,000.

In January 2018, the Company issued 1,200,000 shares of common stock with a fair value of $138,000 to management and board members.

In January and March 2018, the Company issued 352,326 shares of common stock with a fair value of $43,664 to service providers.

Three Months Ended March 31, 2017

In March 2017, pursuant to Section 4(a)(2) of the Securities Act, the company issued 196,000 shares of restricted common stock with a fair value of $59,242 to service providers.

In March 2017, pursuant to Section 4(a)(2) of the Securities Act, we negotiated the conversion of $10,000 of past due Bridge Notes and accrued interest into 341,000 shares of restricted common stock resulting in a loss on debt settlement in the amount of $40,869.

Note 10 – Stock Options and Warrants

Stock Options

As of March 31, 2018 and December 31, 2017, the Company does not have any outstanding or committed and unissued stock options.

Warrants

As of March 31, 2018 and December 31, 2017, the Company does not have any outstanding or committed and unissued warrants.

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

The Company’s total deferred tax liabilities, deferred tax assets and deferred tax asset valuation allowances at March 31, 2018 and December 31, 2017 are as follows:

	March 31, 2018	December 31, 2017
Total deferred tax assets	$3,776,000	$3,730,000
Less valuation allowance	(3,776,000)	(3,730,000)
Total deferred tax liabilities	-	-
Net deferred tax asset (liability)	$-	$-

INVO BIOSCIENCE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
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

There has been no change in the status of the litigation INVO Bioscience, Inc., and two of its directors have been involved in since 2010, defending litigation brought by investors in an alleged predecessor of INVO Bioscience.  On March 24, 2010, INVO Bioscience, Inc. and its corporate affiliate, Bio X Cell, Inc., Claude Ranoux, and Kathleen Karloff were served an Amended Complaint, the original of which was filed on December 31, 2009 at the Suffolk Superior Court Business Litigation Session by two terminated employees of Medelle Corporation (also named as a co-defendant but no longer active), who are also attorneys, and a former investor in and creditor of Medelle.  These plaintiffs allege various claims of wrongdoing relating to the sale of assets of Medelle to Dr. Ranoux.  Plaintiffs claim that Dr. Ranoux, Ms. Karloff, and Medelle (and therefore INVO Bioscience as an alleged successor corporation) violated alleged duties owed to plaintiffs in connection with the sale.  Separate claims were also alleged against INVO Bioscience.

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

INVO BIOSCIENCE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(unaudited)

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

Note 13 – Contracts with Customers

We have adopted ASC 606, Revenue from Contracts with Customers effective January 1, 2018 using the modified retrospective method applied to those contracts which were not substantially completed as of January 1, 2018. These standards provide guidance on recognizing revenue, including a five-step model to determine when revenue recognition is appropriate. The standard requires that an entity recognize revenue to depict the transfer of control of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Revenues for 2018 are reported under ASC 606, while prior period amounts are not adjusted and continue to be reported under ASC 605, Revenue Recognition.

We routinely enter into agreements with customers that include general commercial terms and conditions, notification requirements for price increases, shipping terms and in most cases prices for the products that we offer. However, these agreements do not obligate us to provide goods to the customer and there is no consideration promised to us at the onset of these arrangements. For customers without separate agreements, we have a standard list price established by geography and by currency for all products and our invoices contain standard terms and conditions that are applicable to those customers where a separate agreement is not controlling. Our performance obligations are established when a customer submits a purchase order or e-mail notification (in writing, electronically or verbally) for goods, and we accept the order. We identify performance obligations as the delivery of the requested product(s) in appropriate quantities and to the location specified in the customer’s e-mail/or purchase order. We generally recognize revenue upon the satisfaction of these criteria when control of the product has been transferred to the customer at which time we have an unconditional right to receive payment. Our prices are fixed and are not affected by contingent events that could impact the transaction price. We do not offer price concessions and do not accept payment that is less than the price stated when we accept the purchase order, except in rare credit related circumstances. We do not have any material performance obligations where we are acting as an agent for another entity.

Revenues for products, including: INVOcell®, INVO TM Retention System, and INVO Holding Microscope Block are typically recognized at the time the product is shipped, at which time the title passes to the customer, and there are no further performance obligations. Revenues from consignment are recognized when the medical device is shipped from the Consignor to the customer.

Sources of Revenue

We have identified the following revenues disaggregated by revenue source:

1.	Domestic Physicians – direct sales of products.

2.	International Distributors – direct sales of products.

For the three months ended March 31, 2018 and 2017 the source of revenue was only from Domestic Physicians.

INVO BIOSCIENCE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(unaudited)

Contract Balances

We incur agreement obligations on general customer purchase orders and e-mails that have been accepted but unfulfilled. Due to the short duration of time between order acceptance and delivery of the related product, we have determined that the balance related to these obligations is generally immaterial at any point in time. We monitor the value of orders accepted but unfulfilled at the close of each reporting period to determine if disclosure is appropriate.

Warranty

Our general product warranties do not extend beyond an assurance that the product delivered will be consistent with stated specifications and do not include separate performance obligations.

Significant Judgments in the Application of the Guidance in ASC 606

There are no significant judgments associated with the satisfaction of our performance obligations. We generally satisfy performance obligations upon delivery of the product to the customer. This is consistent with the time in which the customer obtains control of the products. Therefore the value of unsatisfied performance obligations at the end of any reporting period is generally immaterial. We consider variable consideration in establishing the transaction price. Forms of variable consideration applicable to our arrangements include sales returns, rebates, volume based bonuses, and prompt pay discounts. We use historical information along with an analysis of the expected value to properly calculate and to consider the need to constrain estimates of variable consideration. Such amounts are included as a reduction to revenue from the sale of products in the periods in which the related revenue is recognized and adjusted in future periods as necessary.

Commissions and Contract Costs

We do not use or offer sales commissions of any type at this time. We generally do not incur incremental charges associated with securing agreements with customers which would require capitalization and recovery over the life of the agreement.

Practical Expedients

Our payment terms for sales direct to customers and distributors are substantially less than the one year collection period that falls within the practical expedient in determination of whether a significant financing component exists.

Shipping and Handling Charges

Fees charged to customers for shipping and handling of products are included as an offset to the costs for shipping and handling of products included as a component of cost of products.

Taxes Collected from Customers

As our products are used in another service and are exempt, to this point we have not collected taxes. If we were to collect taxes they would be on the value of transaction revenue and would be excluded from product revenues and cost of sales and would be accrued in current liabilities until remitted to governmental authorities.

Effective Date and Transition Disclosures

Adoption of the new standards related to revenue recognition did not have a material impact on our consolidated financial statements, and is not expected to have a material impact in future periods.

INVO BIOSCIENCE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(unaudited)

Note 14 – Subsequent Events

In April 2018, pursuant to Section 4(a)(2) of the Securities Act, the Company issued 3,340,000 shares of restricted common stock with a fair value of $680,200 to service providers.

In April & May 2018 pursuant to Rule 506(b) of the Securities Act as identified in the Company’s Form D filing with the SEC on January 24, 2018, the Company issued 9 percent 36 month convertible notes in the amount of $965,000.

In May 2018, pursuant to Section 4(a)(2) of the Securities Act, the Company issued 150,000 shares of restricted common stock for cash proceeds of $30,000.

In May 2018, pursuant to Section 4(a)(2) of the Securities Act, the Company issued 20,000 shares of restricted common stock with a fair value of $11,800 to service providers for services performed.

The Company has evaluated subsequent events through the date the financial statements were released and there were no others.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statements made in this Quarterly Report on Form 10-Q, including without limitation this Management’s Discussion and Analysis of Financial Condition and Results of Operations, other than statements of historical information, are forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These forward-looking statements may sometimes be identified by such words as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate” and “continue” or similar words.  We believe that it is important to communicate our future expectations to investors.  However, these forward-looking statements involve many risks and uncertainties including those referred to herein and in our Annual Report on Form 10-K for the year ended December 31, 2017.  Our actual results could differ materially from those indicated in such forward-looking statements as a result of certain factors.  We are under no duty to update any of the forward-looking statements after the date of this Quarterly Report on Form 10-Q to conform these statements to actual results.

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

In both current utilization of the INVOcell and in extensive clinical studies, the INVO Procedure has proven to have equivalent pregnancy success rates as the traditional assisted reproductive technique IVF. Additionally, the psychological benefits of the potential mother’s participation in fertilization and early embryo development by vaginal incubation are incomparable to traditional IVF treatment. This new technique offers to patients a more natural and personalized way to achieve pregnancy and is simple enough to be performed in an appropriately trained physician’s office or in a satellite facility of an IVF center.

For many couples struggling with infertility, access to treatment is often not available. Financial challenges, limited availability of specialized medical care, religious, social and cultural roadblocks can prevent these hopeful couples from realizing their dream to have a baby. There are many benefits to the INVO Solution, including:
• Reduces the risk of errors of a wrong embryo transfers since the embryos are never far from the woman.
• Reduces the worry of leaving embryos in an incubator where mix-ups have been known to occur.
• Promotes greater involvement by couples in the treatment and conception.
• Creates a more natural and environmentally stable incubation than traditional IVF incubation in a laboratory.
• Reduces the worry of leaving embryos in an incubator where mix-ups have been known to occur.
• Requires fewer office visits for the couples.

Since November 2, 2015 when INVO Bioscience was notified by the United States Food & Drug Administration that the INVOcell and INVO procedure were cleared for use, the Company has begun to market and sell the INVOcell in several locations across the U.S. and plans on continuing to penetrate the market through 2018 and beyond. The Company currently has 68 appropriately trained physician offices or satellite facilities of an IVF center in 18 states across the U.S. where patients can receive the INVO treatment for infertility.

As with most start-up situations, one of the largest challenges that INVO Bioscience has faced is raising the appropriate capital to implement its business plan while opening the US market  as well as move on other opportunities  across the globe.

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

During the three months ended March 31, 2018 INVO Bioscience reached a milestone by achieving over $100,000 in quarterly revenue for the first time, The Company continued to establish a market in the United States for its patented INVO procedure with it now being offered by clinics in 18 states. After a second very successful American Society of Reproductive Medicine (ASRM) Congress in October 2017 where the management of INVO introduced and showed the INVOcell medical device to hundreds of medical professionals and potential partners who came by the Company’s booth.

INVO Bioscience increased its training capacity within the first three months of 2018 now offering training by two new teams in addition to Dr. Kevin Doody and his team at CARE Fertility Bedford, TX. The new training teams are led by Dr. Francisco Arredondo of RMA of Texas in San Antonio, and Dr. John Nichols of Piedmont Reproductive Endocrinology Group (PREG) in South Carolina.   We are continuing with the one day session format where it is a collaborative effort of the doctor and their embryology staff providing an overview of the treatment and then hands on training regarding the specific techniques required of the INVO procedure.

The sessions conducted during this quarter also included international “students” who would like the opportunity to introduce INVO in their countries.   As a result of the training we now have locations in Alabama, Florida and Hawaii.   In addition some of the doctors are already planning on opening additional locations to accommodate prospective patients in outlying areas.  We continue to see the newly trained doctors and embryologists leave the session very excited and enthusiastic to go back to their practices to determine how INVO will fit into their current offering of services. This process usually takes a few months. We continue to see our first re-orders come in from the training sessions.

We continue to control all spending and currently require approximately $125,000 per quarter to fund our operations.  This amount will increase upon proper funding as we expand our marketing, sales and training efforts; however, if we do not raise additional capital in the future we will have to further curtail our spending.  Our cash needs are primarily attributable to funding marketing efforts to inform both potential patients and medical staff of the benefits of the INVO procedure initially across the United States. To develop the proper sales resources, expand our training capabilities, improve our current products, start R&D on the next generation of products for patent continuation, satisfy existing obligations of patient key vendors and building an administrative infrastructure, including all the professional fees and expenses associated with being a public company.

The exact amount of funds raised, if any, will determine how aggressively we can plan and what additional strategies we will be able to undertake. We plan to introduce INVO to insurance companies in the 15 states that allow insurance coverage for fertility services, continue regulatory approvals in other countries and then develop those markets,. No assurance can be given that we will be able to raise additional capital when needed.  If we are unable to raise additional capital, we could be required to reduce operations even more and possibly pursue exit strategies.   Currently we continue to utilize our restricted Common Stock to procure certain key services from strategic partners who are willing to do so.  This allows us to take some of the steps we need to keep moving the Company forward.

Our registered independent certified public accountants have stated in their report dated March 29, 2018, filed with the Company’s Annual Report on Form 10-K that the Company has a generated negative cash outflows from operating activities, experienced recurring net operating losses, and is dependent on securing additional equity and debt financing to support its business efforts.  These factors among others may raise substantial doubt about our ability to continue as a going concern.

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and results of operations are based upon the unaudited condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles as recognized in the United States of America.  The preparation of these financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and disclosure of contingent assets and liabilities.  Our estimates include those related to revenue recognition, the valuation of inventory, and valuation of deferred tax assets and liabilities, useful lives of intangible assets, warranty obligations and accruals.  We base our estimates on historical experience and on various other assumptions that management believes to be reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions or conditions.  For a complete description of accounting policies, see Note 1 to our financial statements included in our Form 10K for the year ended December 31, 2017.  There were no significant changes in critical accounting estimates.

Results of Operations

Three months ended March 31, 2018, compared to the three months ended March 31, 2017

Net Sales and Revenues

Revenue for the three months ended March 31, 2018, was $104,100 compared to $52,200 for the same three month period in 2017.  This 99% increase was the result of some of the doctors who came on board in 2017 figuring out how to offer INVO with their other reproductive services and have established a recurring ordering pattern along with new practices taking their initial orders.  We shipped out 300 INVOcells in the first quarter of 2018 which included samples, demonstration & training devices, along with discounted and full priced revenue items.  There are no assurances but we are hoping this will be a pattern we will see continuing to develop as we move forward.

Gross Margin

The gross margin reported for the first quarter ended March 31, 2018 was 86% or $89,700 compared to 73% or $38,400 for the three months ended March 31, 2017. The 13% increase in gross margin was related primarily to the 2018 price increase on reorders compared to our 2017 introductory sales promotion

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2018 were $230,000 as compared to $205,000 for the three months ended March 31, 2017.  Our limited cash resources have continued to force us to keep a tight reign over spending in the start of 2018, the 12% increase in SG&A during the first quarter of 2018 compared to the first quarter of 2017 was primary the result of the fees associated with the addition of three independent board of directors and increased investor awareness expenses.

Interest Expense and Financing Fees

During the three-month period ended March 31, 2018 we incurred $4,400 in interested expense compared to $48,200 in the three-month period ended March 31, 2017 the primary reason for the decrease in 2018 was in 2017 the Company incurred a non-cash expense of $40,900 for the costs associated with the conversion of the last 2009 Bridge Note, as well as an increase in interest expense as a result of the conversion of $131,700 of very old accounts payable invoices into a 5% three year note.

Net Income (loss)

Net loss for the three months ended March 31, 2018 was $144,700 as compared to a net loss of $214,900 for the three months ended March 31, 2017. The primary reason for the improvement was due to the increased revenues in 2018 and not having the $40,900 loss in the settlement of debt charge the Company took in this quarter ended March 31, 2017.

Liquidity and Capital Resources

As of March 31, 2018, we had $35,400 in cash and no cash equivalents.

Net cash used by operating activities was $37,400 for the three months ended March 31, 2018, compared to net cash used by operating activities of $112,800 for the three months ended March 31, 2017.  The increase in net cash used was due to an increase in accounts receivable due to the higher revenue and a decrease of accounts payable and accrued expenses using cash to pay vendors.

No cash was used during the first three months of 2018 or 2017 in investing activities.

Cash proceeds from financing activities were $47,000 during the three months ended March 31, 2018 related to the sale of common stock. There was no cash activity from financing activities during the period year.

Our registered independent certified public accountants have stated in their report dated March 29, 2018, filed with the Company’s Annual Report on Form 10-K that the Company has a generated negative cash outflows from operating activities, experienced recurring net operating losses, and is dependent on securing additional equity and debt financing to support its business efforts.  These factors among others may raise substantial doubt about our ability to continue as a going concern.

Our existing cash resources, cash flow from operations and short-term borrowings from management will not provide adequate resources to fully support operations during fiscal 2018.  We are actively seeking the funding we need to continue to execute our business plan. Although there can be no assurance that the additional source of funding will materialize to its full extent, management believes that it will be able to get the funding it needs to continue to grow the business on commercially acceptable terms.  However, if we do not raise additional capital in the future we will have to further curtail our spending and possibly downsize our operations.

Recent Developments

During the first quarter of 2018, we launched a private placement of up to $1,500,000 in either restricted share purchases or in convertible promissory notes. On January 24, 2018 we filled Form D announcing our intent to raise funds through both direct investments and convertible notes. We are pleased to report as of the date of this filing that we have raised over $1 million dollars and have sufficient funds to begin to execute components of our business plan.

Critical Accounting Policies and Estimates

There have been no material changes in our critical accounting policies or critical accounting estimates since December 31, 2017. For further discussion of our accounting policies see the “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 as well as the notes to the financial statements contained in this Quarterly Report on Form 10-Q.

The accounting policies that reflect our more significant estimates, judgments and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

Revenue Recognition

The Company recognizes revenue in accordance with ASU 2014-09, when a customer obtains control of promised goods and is recognized at an amount that reflects the consideration expected to be received in exchange for such goods and collectability of the resulting receivable is reasonably assured.

Intangible Assets

The Company’s intangible assets consist of its INVOcell and INVO process patents The Company amortizes its intangible assets with definitive lives over their useful lives, which range up to 20 years, based on the time period the Company expects to receive the economic benefit from these assets. No impairment charge was recorded during the three month period ended March 31, 2018 or 2017.

The Company continually assesses whether events or changes in circumstances have occurred that may warrant revision of the estimated useful lives of its intangible and indefinite-lived assets or whether the remaining balances of those assets should be evaluated for possible impairment. There were no changes in the carrying value of intangible and indefinite-lived assets during the three months ended March 31, 2018.

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

The Company continually assesses whether events or changes in circumstances have occurred that may warrant revision of the estimated useful lives of its intangible and indefinite-lived assets or whether the remaining balances of those assets should be evaluated for possible impairment. There were no changes in the carrying value of intangible and indefinite-lived assets during the three months ended March 31, 2018.

Allowance for Doubtful Accounts Receivable

The Company performs ongoing credit evaluations of our customers and adjusts credit limits based upon payment history and the customer’s current credit worthiness, as determined by our review of their current credit information. We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. While such credit losses have historically been minimal, within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. A significant change in the liquidity or financial position of any of our significant customers could have a material adverse effect on the collectability of our accounts receivable and our future operating results.

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

The statements contained in this Quarterly Report on Form 10‑Q which are not historical facts, are forward‑looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements regarding future events and our future results are based on current expectations, estimates, forecasts, and projections and the beliefs and assumptions of our management, including, without limitation, our expectations regarding results of operations, the commercialization of our technology, regulatory approvals, our development of new technologies, the adequacy of our ability to develop current financing sources to fund our operations, our growth initiatives, and the strength of our intellectual property portfolio. These forward-looking statements may be identified by the use of words such as “plans”, “intends,” “may,” “could,” “expect,” “estimate,” “anticipate,” “continue” or similar terms, though not all forward-looking statements contain such words. The actual results of the future events described in such forward‑looking statements could differ materially from those stated in such forward‑looking statements due to a number of important factors. These factors that could cause actual results to differ from those anticipated or predicted include, without limitation, our ability to develop and commercialize our products, including obtaining regulatory approvals, the size and growth of the potential markets for our products and our ability to serve those markets, the rate and degree of market acceptance of any of our products, general economic conditions, costs and availability of raw materials and management information systems, our ability to obtain and maintain intellectual property protection for our products, competition, the loss of key management and technical personnel, our ability to obtain timely payment of our invoices from customers, litigation, the effect of governmental regulatory developments, the availability of financing sources, our ability to comply with our debt obligations, our ability to deleverage our balance sheet, and seasonality, as well as the uncertainties set forth in the Company’s Annual Report on Form 10‑K, filed on March 29, 2018, including the risk factors contained in Item 1A, and from time to time in the Company’s other filings with the Securities and Exchange Commission. The Company disclaims any intention or obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.       Quantitative and Qualitative Disclosures about Market Risks

Not Applicable

Item 4.       Controls and Procedures

Item 4a.     Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2018, the end of the fiscal period covered by this Form 10Q.  We maintain disclosure controls and procedures that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.   Based upon that evaluation and the identification of the material weakness in the Company’s internal control over financial reporting as of December 31, 2017 (described below) which has not been remediated as of the end of the period covered by this Quarterly Report, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were ineffective as of the end of the period covered by this Quarterly Report.

Because of the Company’s limited resources and limited number of employees, management concluded that, as of March 31, 2018, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

PART II.  OTHER INFORMATION

Item 1.      Legal Proceedings

As outlined in the Annual Report on Form 10K filed on March 29, 2018, there has been no change in the status in the suit INVO Bioscience, Inc., and two of its directors have been involved in since 2010, defending litigation brought by investors in an alleged predecessor of INVO Bioscience.  On March 24, 2010, INVO Bioscience, Inc. and its corporate affiliate, Bio X Cell, Inc., Claude Ranoux, and Kathleen Karloff were served an Amended Complaint, the original of which was filed on December 31, 2009 at the Suffolk Superior Court Business Litigation Session by two terminated employees of Medelle Corporation (also named as a co-defendant but no longer active), who are also attorneys, and a former investor in and creditor of Medelle.  These plaintiffs allege various claims of wrongdoing relating to the sale of assets of Medelle to Dr. Ranoux.  Plaintiffs claim that Dr. Ranoux, Ms. Karloff, and Medelle (and therefore INVO Bioscience as an alleged successor corporation) violated alleged duties owed to plaintiffs in connection with the sale.  Separate claims were also alleged against INVO Bioscience.

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

Item 1A.   Risk Factors

You should carefully review and consider the information regarding certain factors that could materially affect our business, financial condition or future results set forth under “Item 1A.  Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed on March 29, 2018 with the SEC.  Other than the Company’s continued limited resources as its single largest risk, there have been no material changes from the factors disclosed in our 2017 Annual Report on Form 10-K, although we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the Securities and Exchange Commission.

Item 2.      Unregistered Issuance of Equity Securities and Use of Proceeds

During the period covered by this Report, we issued 260,000 shares of restricted Common Stock for cash, 1,200,000 shares of common stock to officers and directors for services, and 352,326 shares of common stock to service providers for services. In May 2018 we issued 150,000 shares of restricted Common Stock for cash. We claimed the exemption from registration set forth in Section 4(a)(2) of the Securities Act and the rules there under, as private transactions not involving a public distribution.  The facts we relied upon to claim the exemption include: (i) all represented that they acquired the shares from the Company for investment and not with a view to distribution to the public; (ii) each certificate issued for unregistered securities contains a legend stating that the securities have not been registered under the Securities Act and setting forth the restrictions on the transferability and the sale of the securities; (iii) most represented that they are accredited investors and all are familiar with our business activities; and (iv) all given full and complete access to any corporate information they requested.

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
101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017, (ii) Consolidated Statements of Operations for the three months ended March 31, 2018 and 2017, (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017, and (iv) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 14, 2018.

INVO Bioscience, Inc.

Date: May 15, 2018	By:	/s/Kathleen Karloff
Kathleen Karloff, Chief Executive Officer
(Principal Executive Officer)
Date: May 15, 2018	By:	/s/ Robert J. Bowdring
Robert J. Bowdring, Treasurer and
Acting Chief Financial Officer (Acting Principal Financial and Accounting Officer)

EXHIBIT INDEX

31.1	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications of Principal Executive Officer and Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017, (ii) Consolidated Statements of Operations for the three months ended March 31, 2018 and 2017, (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017, and (iv) Notes to Consolidated Financial Statements.