Form 10-Q
period 2018-06-30
INVO Bioscience, Inc.
filed 2018-08-14
CIK 1417926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Shares of common stock, par value $.0001 per share:  147,454,700 shares outstanding as of August 10, 2018.

INVO BIOSCIENCE, INC.

FORM 10-Q

FOR THE QUARTER ENDED June 30, 2018

PART I.  FINANCIAL INFORMATION

Item 1.       Financial Statements (unaudited)

INVO BIOSCIENCE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2018	2017
ASSETS	(unaudited)
Current assets
Cash	$720,256	$25,759
Accounts receivable, net	139,393	86,697
Inventory	59,401	58,879
Prepaid expense	194,431	63,050
Total current assets	1,113,481	234,385

Property and equipment, net	15,700	15,700

Other Assets:
Capitalized patents, net	14,060	16,328
Total other assets	14,060	16,328

Total assets	$1,143,241	$266,413

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities
Accounts payable and accrued liabilities, including related parties	$793,594	$960,725
Accrued Compensation	4,112,090	3,955,190
Note payable - related parties	182,888	210,888
Total current liabilities	5,088,572	5,126,803

Convertible notes, net of discount	54,297	-
Convertible notes – related parties, net of discount	2,149	-
Note payable - long term	131,722	131,722

Total liabilities	5,276,740	5,258,525

Commitments and contingencies (Note 12)	-	-

Stockholders’ deficiency
Preferred Stock, $.0001 par value; 100,000,000 shares authorized; No shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	-	-
Common Stock, $.0001 par value; 200,000,000 shares authorized; 147,454,700 and 142,132,374 issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	14,745	14,213
Additional paid-in capital	16,506,738	13,638,806
Accumulated deficit	(20,654,982)	(18,645,131)
Total stockholders’ deficiency	(4,133,499)	(4,992,112)

Total liabilities and stockholders' deficiency	$1,143,241	$266,413

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INVO BIOSCIENCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30,	June 30,	June 30,	June 30,
	2018	2017	2018	2017

Revenue:
Product Revenue	$110,210	$80,330	$214,350	$132,570
Cost of Goods Sold:	16,710	14,194	31,134	28,039

Gross Margin	93,500	66,136	183,216	104,531

Selling, general and administrative expenses	1,883,946	198,549	2,113,945	403,645
Total operating expenses	1,883,946	198,549	2,113,945	403,645

Loss from operations	(1,790,446)	(132,413)	(1,930,729)	(299,114)

Loss on settlement of debt	-	-	-	40,869
Interest expense	74,682	4,561	79,122	11,864
Total other ( income) expenses	74,682	4,561	79,122	52,733

Loss before income taxes	(1,865,128)	(136,974)	(2,009,851)	(351,847)

Provision for income taxes	-	-	-	-

Net Loss	$(1,865,128)	$(136,974)	$(2,009,851)	$(351,847)

Basic net loss per weighted average shares of common stock	$(0.01)	$(0.00)	$(0.01)	$(0.00)

Diluted net loss per weighted average shares of common stock	$(0.01)	$(0.00)	$(0.01)	$(0.00)

Basic weighted average number of shares of common stock	147,316,458	141,281,531	145,339,696	141,015,152

Diluted weighted average number of shares of common stock	147,316,458	141,281,531	145,339,696	141,015,152

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INVO BIOSCIENCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six	For the Six
	Months Ended	Months Ended
	June 30,	June 30,
	2018	2017

Cash flows from operating activities:
Net loss	$(2,009,851)	$(351,847)
Adjustments to reconcile net loss to net cash provided by operating activities:
Non-cash stock compensation issued for services	1,743,464	107,341
Loss on settlement of debt	-	40,869
Amortization of discount on notes payable	56,446	-
Depreciation and amortization	2,268	-
Changes in assets and liabilities:
Accounts receivable	(52,696)	(40,190)
Inventory	(522)	15,019
Prepaid expenses and other current assets	21,619	(4,717)
Accounts payable and accrued expenses	(167,131)	(95,204)
Accrued compensation	156,900	194,400
Net cash used in operating activities	(249,503)	(134,329)

Cash from financing activities:
Proceeds from the sale of common stock	47,000	-
Proceeds from the sale of common stock – related parties	30,000	-
Proceeds from convertible notes payable	855,000	-
Proceeds from convertible notes payable – related parties	40,000	-
Principal payments on note payable - related parties	(28,000)	-
Net cash provided by financing activities	944,000	-

Increase (decrease) in cash and cash equivalents	694,497	(134,329)

Cash and cash equivalents at beginning of period	25,759	152,404

Cash and cash equivalents at end of period	$720,256	$18,075

Supplemental disclosure of cash flow information:

Cash paid during the period for:

Interest	$-	$-

Taxes	$-	$-

Common stock issued upon note payable and accrued interest conversion	$-	$57,940

Common stock issued for prepaid services	$153,000	$-

Beneficial conversion feature on convertible notes	$895,000	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INVO BIOSCIENCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

(unaudited)

Note 1 – Basis of Presentation

The accompanying consolidated balance sheet as of June 30, 2018, the consolidated statements of operations for the three and six months ended June 30, 2018 and 2017, and cash flows for the six months ended June 30, 2018 and 2017 of INVO Bioscience, Inc. (the “Company”), and the related information contained in these notes have been prepared by management and are unaudited. Certain prior year balances have been reclassified to conform to the current year presentation. These reclassifications did not affect previously reported net loss or stockholders’ deficiency. In the opinion of management, all adjustments (which include normal recurring and nonrecurring items) necessary to present fairly the Company’s financial position, results of operations and cash flows in conformity with generally accepted accounting principles for the periods presented have been made. Interim operating results are not necessarily indicative of operating results for a full year.

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

The Company considers events or transactions that have occurred after the unaudited consolidated balance sheet date of June 30, 2018, but prior to the filing of the unaudited consolidated financial statements with the SEC on this Quarterly Report on Form 10-Q, to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure, as applicable. Subsequent events have been evaluated through the date of the filing of this Quarterly Report on Form 10-Q with the SEC.

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

INVO BIOSCIENCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

(unaudited)

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

INVO BIOSCIENCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

(unaudited)

In July 2017, FASB issued ASU 2017-11 (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception (“ASU 2017-11”). The new standard simplifies the accounting for certain financial instruments with down round features. Part I of ASU 2017-11 changes the classification analysis of certain equity-linked financial instruments, such as warrants and embedded conversion features, such that a down round feature is disregarded when assessing whether the instrument is indexed to an entity’s own stock under Subtopic 815-40, Contracts in Entity’s Own Equity.  As a result, a down round feature, by itself, no longer requires an instrument to be remeasured at fair value through earnings each period, although all other aspects of the indexation guidance under Subtopic 815-40 continue to apply.  Part II of ASU 2017-11 recharacterizes the indefinite deferral of certain provisions of Topic 480, Distinguishing Liabilities from Equity, (currently presented as pending content in the Codification) as a scope exception.  No change in practice is expected as a result of these amendments.  The new standard is effective for fiscal years beginning after December 15, 2018, early adoption is permitted. The amendments in Part II have no accounting impact and therefore do not have an associated effective date. The Company decided to early adopt this ASU 2017-11 and applied it to the convertible notes it issued during the quarter which are reflected in this Form 10Q.

Note 3 – Going Concern

As reflected in the accompanying unaudited consolidated financial statements for the quarter ended June 30, 2018, the Company has started commercialization of its product in the past 2 years within the US with minimal revenues, had a net loss for the six months of $2,009,851, and a cumulative net loss of $20,654,982, a working capital deficiency of $3,975,091, a stockholder deficiency of $4,133,499, and cash used in operations of $249,503 for the six months ended June 30, 2018.  This raises substantial doubt about its ability to continue as a going concern.  The unaudited consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.

Note 4 – Inventory

As of June 30, 2018 and December 31, 2017, the Company recorded the following inventory balances:

	June 30, 2018	December 31, 2017
Work in Process	$24,357	$24,357
Finished Goods	35,044	34,522
Total Inventory	$59,401	$58,879

Note 5 – Property and Equipment

The estimated useful lives and accumulated depreciation for furniture, equipment and software are as follows as of June 30, 2018 and December 31, 2017:

Estimated Useful Life
Molds	3 to 7 years

	June 30, 2018	December 31, 2017
Manufacturing Equipment- Molds	$50,963	$50,963
Accumulated Depreciation	(35,263)	(35,263)
Total	$15,700	$15,700

INVO BIOSCIENCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

(unaudited)

During the six months ended June 30, 2018 and 2017 the Company recorded $0 in depreciation expense during both periods as a new product mold has not been put into service as of these dates.

Note 6 – Patents

As of June 30, 2018 and December 31, 2017, the Company recorded the following patent balances:

	June 30, 2018	December 31, 2017
Total Patents	$77,743	$77,743
Accumulated Amortization	(63,683)	(61,415)
Patent costs, net	$14,060	$16,328

During the three and six months ended June 30, 2018, the Company recorded $1,134 and $2,268 in amortization expenses respectively. No amortization expenses were recorded during the three and six months ended June 30, 2017.

Estimated amortization expense as of June 30, 2018 is as follows:

Years ended December 31,
2018	$2,268
2019	4,536
2020	1,809
2021	1,809
2022 and thereafter	3,638
Total	$14,060

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

From November 2009 through May 2015 $535,000 of the principal of the Bridge Notes were converted into shares of Common stock.

INVO BIOSCIENCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

(unaudited)

In March 2017, the Company converted the last Bridge Note in the amount of $10,000 and accrued interest into shares of common stock. The Company negotiated this conversion at a price lower than the conversion price stated in the original Bridge Note documents because the Bridge Note was past due.  This conversion was treated as a restructure of debt.  $10,000 of the Bridge Notes and accrued interest were converted into 341,000 shares of common stock resulting in a loss on debt settlement in the amount of $40,869.

The principal balances of the Convertible Notes was $0 as of June 30, 2018 and 2017.  The related interest for the three months ended June 30, 2018 and 2017 was $0. The related interest for the six months ended June 30, 2018 and 2017 was $0.

Notes Payable

In August 2016, INVO Bioscience converted a long time vendor’s outstanding accounts payable balance of $131,722 into a Promissory Note with a three year term that accrues at 5% per annum. The note provides for interest only payments on the first and second anniversaries of the note. The note is payable in full along with any outstanding accrued interest on the third anniversary. The Company has the right to prepay the note at any time without a premium or penalty.  The interest on this note for the three and six months ended June 30, 2018 and 2017 were the same at  $1,647 and $3,293, respectively.

2018 Convertible Notes Payable

In April and May 2018, the Company issued convertible notes (the “2018 Convertible Notes”) payable to investors in the aggregate amount of $895,000. The 2018 Convertible Notes bear interest at the rate of 9% per annum. 2018 Convertible Notes with an aggregate principal amount of $550,000 are due on January 30, 2021, and 2018 Convertible Notes with an aggregate principal amount of $345,000 are due on March 31, 2021. The notes are convertible at a price of $0.20 per share. Should the Company complete a subsequent equity financing, the holders of the 2018 Convertible Notes can elect to convert the notes at a price equal to 75% of the price paid per share in such subsequent financing.

The Company calculated a beneficial conversion feature of the 2018 Convertible Notes based on ASU 17-11in the form of a discount of $895,000; $56,446 of this amount was amortized to interest expense during the three and six months ended June 30, 2018 based on the three year term of the notes. In addition $14,343 of interest was expensed in the three and six months ended June 30, 2018.

Note 8 – Notes Payable and Other Related Party Transactions

On September 18, 2008, the Company entered into a related party transaction with Dr. Claude Ranoux.  Dr. Ranoux was then the President, Director and Chief Scientific Officer of the Company.  Dr. Ranoux had loaned funds to the Company to sustain its operations since January 5, 2007 (inception).  Dr. Ranoux’s loan outstanding as of June 30, 2018 and 2017 was $21,888 (“the Principal Amount”).  The loan accrues interest at 5% per annum, the term of the note has been extended a several times, and the current repayment date is October 31, 2018.  The Company and Dr. Ranoux can jointly decide to repay the loan earlier without prepayment penalties.  During the six months ended June 30, 2018 and 2017, $0 were repaid on the principal of the loan. The interest on this note for the six months ended June 30, 2018 and 2017 was $547 and $547, respectively.

On March 5, 2009, the Company entered into a related party transaction with Kathleen Karloff, the Chief Executive Officer and a Director of the Company.  Ms. Karloff provided a short-term loan in the amount of $75,000 bearing interest at 5% per annum to the Company to fund operations.  In May 2009, Ms. Karloff loaned to the Company an additional $13,000, making her total cumulative loan $88,000 as of December 31, 2011.  This note was due on September 15, 2009, which has since been extended a few times to its current date of October 31, 2018.   During the twelve months ended December 31, 2014, Ms. Karloff loaned the Company an additional $66,000 at an interest rate of 0% by entering into a note payable agreement in satisfaction of expenses incurred by her for amounts previously advanced to the Company. This note currently has the same expiration date as the others which is October 31, 2018. Payments totaling $28,000 were made against this note during the second quarter ended June 30, 2018. The interest on this note for the six months ended June 30, 2018 and 2017 was $2,756 and $3,543, respectively.

INVO BIOSCIENCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

(unaudited)

On December 28, 2009 James Bowdring, the brother of Director & Acting Chief Financial Officer Robert Bowdring invested $100,000 acquiring 666,667 shares of common stock.  In April 2011, the Company issued a short term convertible note (“Q211 Note”) payable to James Bowdring in the amount of $50,000.  The Q211 Note carries a 10% interest rate and was due in full, two months from the date of issuance.  The note was extended and is partially still open, as of this date the balance is $25,000. The Q211 Note is convertible into Common Stock of the Company at a conversion price of $0.03 per share, subject to adjustments.  In addition to the Q211 Note, the Company issued warrants to purchase 1,666,667 shares of the Company’s Common Stock at a price of $0.03 per share, as of this date the warrants have expired.  The Company valued the Q211 Note’s warrants issued as consideration for the notes payable via the Black-Scholes valuation method.  The total fair value calculated for the conversion was approximately $39,500, and for the warrants was approximately $45,500 both of which were recorded as a derivative liability on the Company’s balance sheet.  In September 2011, the Company made a principal payment on the Q211 Note in the amount of $25,000.

In November 2011, the Company issued another convertible note (“Q411 Note”) payable to James Bowdring in the amount of $10,000.  The Q411 Note carries a 10% interest rate and was due in full, two months from the date of issuance.  The Q411 Note is convertible into Common Stock of the Company at a conversion price of $0.01 per share, subject to adjustments.  In addition to the Q411 Note, the Company issued warrants to purchase 500,000 shares of the Company’s Common Stock at a price of $0.02 per share, as of this date the warrants have expired.  The Company valued the Bridge Note’s warrants issued as consideration for the notes payable via the Black-Scholes valuation method.  The total fair value calculated for the conversion option was $2,345, and for the warrants was $4,076 both of which were recorded as a derivative liability on the Company’s balance sheet.

The Company has been renting our corporate office from Forty Four Realty Trust which is owned by James Bowdring, the brother of Director & Acting Chief Financial Officer, Robert Bowdring since November 2012. It is a month to month rental arrangement for less than the going fair market real estate rental rate. We have been paying $4,800 annually since 2012. In addition the Company purchases stationary supplies and marketing items at discounted rates from Superior Printing & Promotions which is also owned by James Bowdring and is in the same building as our corporate office. INVO Bioscience spent $234 and $0 with Superior during the first six months of 2018 and 2017 respectively.

Principal balances of the Related Party loans were as follows:

	June 30, 2018	December 31, 2017
Claude Ranoux Note	$21,888	$21,888

James Bowdring Family - Q211 Note	25,000	25,000

James Bowdring Family - Q411 Note	10,000	10,000

James Bowdring Family – 2018 Convertible Notes	40,000	-

Kathleen Karloff Note	126,000	154,000

Total	$222,888	$210,888

Interest expense on the Related Party loans was $5,601 and $5,826 for the six months ended June 30, 2018 and 2017, respectively.

INVO BIOSCIENCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

(unaudited)

Accounts payable and accrued liabilities balances include expenses reports for Ms. Karloff, Dr. Ranoux and Mr. Bowdring for expenses they paid for personally related to travel or normal business expenses and are represented in the following table:

	June 30,	December 31,
	2018	2017
Accounts payable and accrued liabilities	$96,000	$127,000

During the six months ended June 30, 2018, the Company sold 150,000 shares of common stock at a price of $0.20 per share for proceeds of $30,000 to Charles Mulrey and family, the brother-in-law of Robert J. Bowdring, Director & Acting Chief Financial Officer as part of the recent financing.

During the second quarter of 2018, INVO Bioscience settled a commitment it had with one of its Directors, Dr. Kevin Doody for the services he and his team performed prior to and following INVOcell’s FDA clearance related to clinical guidance and support. Dr. Doody and his team performed clinical studies and provided papers, lectures and discussions with regulatory bodies and key opinion leaders in the industry. The Company believes without Dr. Doody’s services and support during his tenure the Company would not be where it is today. The Company issued him 3 million common shares of stock with a fair value of $1,530,000.

Note 9 – Stockholders’ Equity

Six Months Ended June 30, 2018

In January and March 2018, pursuant to Section 4(a)(2) of the Securities Act, the Company sold 260,000 shares of common stock to accredited investors in a private placement for cash of $47,000.

In January 2018, pursuant to Section 4(a)(2) of the Securities Act, the Company issued 1,200,000 shares of common stock with a fair value of $138,000 to management and board members.

In January and March 2018, pursuant to Section 4(a)(2) of the Securities Act, the Company issued 352,326 shares of common stock with a fair value of $43,664 to service providers.

In April and May 2018, pursuant to Section 4(a)(2) of the Securities Act, the Company issued 340,000 shares of common stock with a fair value of $174,800 to service providers.

In May 2018, pursuant to Section 4(a)(2) of the Securities Act, the Company sold 150,000 shares of common stock to accredited investors who are family members of Robert J Bowdring, a Board Member in a private placement for cash of $30,000

In May 2018, pursuant to Section 4(a)(2) of the Securities Act, the Company issued 3,020,000 shares of common stock with a fair value of $1,540,000 to a board member, Dr. Kevin Doody for services provided to the Company.

Six Months Ended June 30, 2017

In March 2017, pursuant to Section 4(a)(2) of the Securities Act, the company issued 196,000 shares of common stock with a fair value of $59,242 to service providers.

In March 2017, pursuant to Section 4(a)(2) of the Securities Act, the Company negotiated the conversion of $10,000 of past due Bridge Notes and accrued interest into 341,000 shares of common stock resulting in a loss on debt settlement in the amount of $40,869.

INVO BIOSCIENCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

(unaudited)

In April 2017, pursuant to Section 4(2) of the Securities Act, the company issued 51,750 shares of common stock with a fair value of $17,201 to service providers.

In June 2017, pursuant to Section 4(2) of the Securities Act, the company issued 99,412 shares of common stock with a fair value of $30,898 to service providers.

Note 10 – Stock Options and Warrants

As of June 30, 2018 and December 31, 2017, the Company does not have any outstanding or committed and unissued stock options or warrants.

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

The Company’s total deferred tax liabilities, deferred tax assets and deferred tax asset valuation allowances at June 30, 2018 and December 31, 2017 are as follows:

	June 30, 2018	December 31, 2017
Total deferred tax assets	$4,202,000	$3,730,000
Less valuation allowance	(4,202,000)	(3,730,000)
Total deferred tax liabilities	-	-
Net deferred tax asset (liability)	$-	$-

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

In November 2012, INVO Bioscience entered into a below market, month to month rental agreement with Forty Four Realty Trust with for the space it requires.  Forty Four Realty Trust is owned by investor James Bowdring, the brother of Director & Acting Chief Financial Officer Robert Bowdring.

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

June 30, 2018

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

The Company had employment agreements for officers, executives and employees of the Company in place. The agreements have since expired and have not been renewed as the Company has not had the proper funds to meet its commitment but has continued to accrue nominal amounts annually for the work that has been performed.  The employees and directors are continuing to work based on good faith and belief in the Company and the INVOcell product.

D)	Consulting Agreements

The Company has a verbal agreement beginning in March, 2013 with its former CFO, Robert Bowdring, who is currently a Director & Acting Chief Financial Officer, to assist where necessary in the financial and administrative areas of the Company for compensation to be equivalent to the others working in the organization.

INVO BIOSCIENCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

(unaudited)

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

Revenues for products, including: INVOcell®, INVO TM Retention System, and INVO Microscope Holding Block are typically recognized at the time the product is shipped, at which time the title passes to the customer, and there are no further performance obligations. Revenues from consignment are recognized when the medical device is shipped from the Consignor to the customer.

Sources of Revenue

We have identified the following revenues disaggregated by revenue source:

1.	Domestic Physicians – direct sales of products.

2.	International Distributors – direct sales of products.

For the six months ended June 30, 2018 and 2017 the source of revenue was only from Domestic Physicians.

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

INVO BIOSCIENCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

(unaudited)

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

Note 14 – Subsequent Events

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

Overview

INVO Bioscience’s mission is to increase access to care and expand fertility treatment and patient care across the globe. We have developed the INVOcell device and procedure, the first Intravaginal Culture (IVC) system granted FDA clearance in the United States, in hope of providing millions of infertile couples across the country access to this new infertility treatment. This novel device and procedure provides a more natural, safe, effective and economical fertility treatment compared to current infertility treatments, including in-vitro fertilization (“IVF”) and intrauterine insemination (“IUI”). The patented INVOcell device is used for the incubation of eggs and sperm during fertilization and early embryo development. Unlike conventional infertility treatments such as IVF where the eggs and sperm develop into embryos in a laboratory incubator, the INVOcell utilizes the women’s vagina as an incubator to support a more natural fertilization and embryo development environment. This novel device promotes in vivo conception and early embryo development.

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

Since November 2, 2015 when INVO Bioscience was notified by the United States Food & Drug Administration that the INVOcell and INVO procedure were cleared for use, the Company has begun to market and sell the INVOcell in several locations across the U.S. and plans on continuing to penetrate the market through 2018 and beyond. The Company currently has 70 appropriately trained physician offices or satellite facilities of an IVF center in 19 states across the U.S. where patients can receive the INVO Procedure for infertility.

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

For the three months ended June 30, 2018 INVO Bioscience continued for a second consecutive quarter with revenue over $100,000. The Company continues to establish a market in the United States for its patented INVO procedure & INVOcell device with it now being offered by clinics in 19 states and as far west as Hawaii.

INVO Bioscience increased its training capacity within the first six months of 2018 now offering training by two new teams in addition to Dr. Kevin Doody and his team at CARE Fertility in Bedford, TX. The new training teams are led by Drs. Anthony Anderson of EMBRYO Director.com  and Francisco Arredondo of RMA of Texas in San Antonio as division of Aspire Fertility, and Dr. John Nichols of Piedmont Reproductive Endocrinology Group (PREG) in Greenville, South Carolina.   We are continuing with the one day session format where it is a collaborative effort of the doctor and their embryology staff providing an overview of the treatment and then hands on training regarding the specific techniques required of the INVO procedure.

We continue to see the newly trained doctors and embryologists leave the session very excited and enthusiastic to go back to their practices to determine how INVO will fit into their current offering of services. This process usually takes a few months. We continue to see our first re-orders come in from the clinics. We are also starting to hear about more INVO babies being born as some our clinics are reaching their first year anniversary.

In January 2018 we announced we were conducting a financing round of up to $1.5 million which included convertible notes and a private placement of restricted stock. After much due diligence a number of investors participated in the financing starting in March through the second quarter raising approximately $1 million dollars of which $895,000 were in convertible notes and $77,000 of were in shares of common stock.

We continue to control all spending and currently require approximately $200,000 per quarter to fund our operations.  This amount will increase upon continued funding as we expand our marketing, sales distribution and training efforts. During the quarter we were able to start a number of initiatives that we were not able to do over the past 5 years. Such as move of our stock, IVOB to the OTCQB Venture Market, starting social media and IR campaigns, initiate new product and & patent designs with the lawyers, doctors and engineers. Our cash needs are primarily attributable to funding marketing efforts to drive revenue by informing both potential patients and medical staff of the benefits of the INVO procedure across the United States. To develop the proper sales resources, expand our training capabilities, improve our current products, satisfy existing obligations of patient key vendors and building an administrative infrastructure, including all the professional fees and expenses associated with being a public company.

The exact amount of funds raised, if any, will determine how aggressively we can start planned strategies. We plan to introduce INVO to insurance companies in the 15 states that allow insurance coverage for fertility services, continue regulatory approvals in countries outside of the United States and then develop those markets. While we continue to pursue strategic and traditional sources of funding, no assurance can be given that we will be able to raise the additional capital when needed.  If we are unable to raise additional capital, we could be required to reduce operations and possibly pursue exit strategies.   Currently we continue to utilize our common stock in some instances to procure certain key services from strategic partners who are willing to do so.  This allows us to take some of the steps we need to keep moving the Company forward.

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

Results of Operations

Three months ended June 30, 2018, compared to the three months ended June 30, 2017

Net Sales and Revenues

Revenue for the three months ended June 30, 2018, was $110,210 compared to $80,330 for the same three month period in 2017, an increase of $29,880 or 37%.  The increase was the result doctors increasing their use of INVO alongside their other reproductive services and have established a recurring ordering pattern along with new practices taking their initial orders.  We shipped out 300 INVOcells in the second quarter of 2018 which included samples, demonstration & training devices, along with discounted and full priced revenue items, compared to 228 INVOcells in the same period in 2017.

Gross Margin

The gross margin reported for the second quarter ended June 30, 2018 was 85% or $93,500 compared to 82% or $66,136 for the three months ended June 30, 2017. The increase in gross margin was related primarily to the 2018 price increase on reorders compared to our 2017 introductory sales promotion.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2018 were $1,883,946 as compared to $198,549 for the three months ended June 30, 2017, an increase of $1,685,397 or 849%.  During the current quarter, we issued 3,360,000 shares of our common stock with a fair value of $1,714,800 to service providers.  One item was a non cash, one-time event of $1,530,000 for pre and post FDA clearance support services. Our limited cash resources have continued to force us to keep a tight reign over spending in the start of 2018. The increase in SG&A during the second quarter of 2018 compared to the second quarter of 2017 was the result of additional insurances, stock market up listing, market research, the fees associated with the addition of three independent board of directors and increased investor awareness expenses.

Interest Expense and Financing Fees

During the three month period ended June 30, 2018 we incurred $74,682 in interest expense, an increase of $70,121 compared to $4,561 in the three-month period ended June 30, 2017. The primary reason for the increase in 2018 was the amortization of discount on the 2018 Convertible Notes Payable in the amount of $56,446 along with $14,343 of interest for the same notes.

Net Income (loss)

For the reasons above, the Company had a net loss of $1,865,128 for the three months ended June 30, 2018, an increase of $1,728,154 compared to a net loss of $136,974 for the three months ended June 30, 2017.

Six months ended June 30, 2018, compared to the six months ended June 30, 2017

Net Sales and Revenues

Revenue for the six months ended June 30, 2018 was $214,350, an increase of $81,780 or 62% compared to $132,570 for the same six month period in 2017.  The increase was the result of the continuation and expansion by the doctors who came on board in 2017 offering the INVO Procedure with their other reproductive services and have established a recurring ordering pattern.  We shipped out approximately 600 INVOcells in the first six months of 2018 which included samples, demonstration & training devices, along with discounted and full priced revenue items compared to 378 INVOcells in the same period in 2017.

Gross Margin

The gross margin reported for the six months ended June 30, 2018 was 85% or $183,216 compared to 79% or $104,531 for the six months ended June 30, 2017. The increase in gross margin was related primarily to the 2018 price increase on reorders compared to our 2017 introductory sales promotion.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended June 30, 2018 were $2,113,945, an increase of $1,710,300 or 434% compared to $403,645 for the six months ended June 30, 2017.  During the current year, we had a one-time event and issued 3,000,000 shares of common stock with a fair value of $1,530,000 for key services provided by one of our board members. Our limited cash resources have continued to force us to keep a tight reign over spending in the start of 2018. The 12% increase in SG&A during the first six months of 2018 compared to the first six months of 2017 was primary the result of the item above.

Interest Expense and Financing Fees

During the six month period ended June 30, 2018 we incurred $79,122 in interest expense, an increase of $67,258 compared to $11,864 in the six month period ended June 30, 2017. The primary reason for the increase in 2018 was the amortization of discount on the 2018 Convertible Notes Payable in the amount of $56,446 along with $14,343 of interest for the same notes.

Net Income (loss)

For the reasons above, the Company had a net loss of $2,009,851 for the six months ended June 30, 2018, an increase of $1,658,004 compared to a net loss of $351,847 for the six months ended June 30, 2017.

Liquidity and Capital Resources

As of June 30, 2018, we had $720,256 in cash and no cash equivalents.

Net cash used by operating activities was $249,503 for the six months ended June 30, 2018, compared to net cash used by operating activities of $134,329 for the six months ended June 30, 2017.  The increase in net cash used was due to an increase in accounts receivable due to the higher revenue, increased spending on strategic initiatives such as new product research, up listing to the OTCQB Venture Market for our stock trading, increased investor awareness activities and a decrease of accounts payable and accrued expenses using cash to pay vendors.

No cash was used during the first six months of 2018 or 2017 in investing activities.

Cash proceeds from financing activities were $944,000 during the six months ended June 30, 2018. This amount consisted of cash from the sale of convertible notes payable in the amount of $895,000 (including $40,000 to related parties), and cash received of $77,000 from the sale of common stock (including $30,000 to related parties). The Company also made principle payments of $28,000 on a related party loan during the period.

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

Our existing cash resources, and cash flow from operations will provide adequate resources to fully support our reduced operations during fiscal 2018.  We are actively seeking strategic funding to continue to fully execute our business plan. Although there can be no assurance that the additional source of funding will materialize to its full extent, management believes that it will be able to get the funding it needs to continue to grow the business on commercially acceptable terms.  However, if we do not raise additional capital in the future we will have to further curtail our spending and possibly downsize our operations.

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

Intangible Assets

The Company’s intangible assets consist of its INVOcell and INVO process patents The Company amortizes its intangible assets with definitive lives over their useful lives, which range up to 20 years, based on the time period the Company expects to receive the economic benefit from these assets. No impairment charge was recorded during the six months period ended June 30, 2018 or 2017.

The Company continually assesses whether events or changes in circumstances have occurred that may warrant revision of the estimated useful lives of its intangible and indefinite-lived assets or whether the remaining balances of those assets should be evaluated for possible impairment. There were no changes in the carrying value of intangible and indefinite-lived assets during the six months ended June 30, 2018.

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

The Company continually assesses whether events or changes in circumstances have occurred that may warrant revision of the estimated useful lives of its intangible and indefinite-lived assets or whether the remaining balances of those assets should be evaluated for possible impairment. There were no changes in the carrying value of intangible and indefinite-lived assets during the six months ended June 30, 2018.

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

The statements contained in this Quarterly Report on Form 10-Q which are not historical facts, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements regarding future events and our future results are based on current expectations, estimates, forecasts, and projections and the beliefs and assumptions of our management, including, without limitation, our expectations regarding results of operations, the commercialization of our technology, regulatory approvals, our development of new technologies, the adequacy of our ability to develop current financing sources to fund our operations, our growth initiatives, and the strength of our intellectual property portfolio. These forward-looking statements may be identified by the use of words such as “plans”, “intends,” “may,” “could,” “expect,” “estimate,” “anticipate,” “continue” or similar terms, though not all forward-looking statements contain such words. The actual results of the future events described in such forward-looking statements could differ materially from those stated in such forward-looking statements due to a number of important factors. These factors that could cause actual results to differ from those anticipated or predicted include, without limitation, our ability to develop and commercialize our products, including obtaining regulatory approvals, the size and growth of the potential markets for our products and our ability to serve those markets, the rate and degree of market acceptance of any of our products, general economic conditions, costs and availability of raw materials and management information systems, our ability to obtain and maintain intellectual property protection for our products, competition, the loss of key management and technical personnel, our ability to obtain timely payment of our invoices from customers, litigation, the effect of governmental regulatory developments, the availability of financing sources, our ability to comply with our debt obligations, our ability to deleverage our balance sheet, and seasonality, as well as the uncertainties set forth in the Company’s Annual Report on Form 10-K, filed on March 29, 2018, including the risk factors contained in Item 1A, and from time to time in the Company’s other filings with the Securities and Exchange Commission. The Company disclaims any intention or obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.       Quantitative and Qualitative Disclosures about Market Risks

Not Applicable

Item 4.       Controls and Procedures

Item 4a.     Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Acting Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30 2018, the end of the fiscal period covered by this Form 10Q.  We maintain disclosure controls and procedures that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.   Based upon that evaluation and the identification of the material weakness in the Company’s internal control over financial reporting as of December 31, 2017 (described below) which has not been remediated as of the end of the period covered by this Quarterly Report, our Chief Executive Officer and Acting Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were ineffective as of the end of the period covered by this Quarterly Report.

Because of the Company’s limited resources and limited number of employees, management concluded that, as of June 30, 2018, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Item 2.      Unregistered Issuance of Equity Securities and Use of Proceeds

During the period covered by this Report, we issued 410,000 shares of common stock for cash, 4,220,000 shares of common stock to officers and directors for services, and 692,326 shares of common stock to service providers for services. We claimed the exemption from registration set forth in Section 4(a)(2) of the Securities Act and the rules there under, as private transactions not involving a public distribution.  The facts we relied upon to claim the exemption include: (i) all represented that they acquired the shares from the Company for investment and not with a view to distribution to the public; (ii) each certificate issued for unregistered securities contains a legend stating that the securities have not been registered under the Securities Act and setting forth the restrictions on the transferability and the sale of the securities; (iii) most represented that they are accredited investors and all are familiar with our business activities; and (iv) all given full and complete access to any corporate information they requested.

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
101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2018 and 2017, (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and 2017, and (iv) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 14, 2018.

INVO Bioscience, Inc.

Date: August 14 , 2018	By:	/s/Kathleen Karloff
Kathleen Karloff, Chief Executive Officer
(Principal Executive Officer)
Date: August 14, 2018	By:	/s/ Robert J. Bowdring
Robert J. Bowdring, Treasurer and
Acting Chief Financial Officer (Acting Principal Financial and Accounting Officer)

EXHIBIT INDEX

31.1	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications of Principal Executive Officer and Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2018 and 2017, (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and 2017, and (iv) Notes to Consolidated Financial Statements.