Form 10-Q
period 2018-09-30
INVO Bioscience, Inc.
filed 2018-11-14
CIK 1417926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☐  No ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Shares of common stock, par value $.0001 per share:  153,449,336 shares outstanding as of November 10, 2018.

INVO BIOSCIENCE, INC.

FORM 10-Q

FOR THE QUARTER ENDED September 30, 2018

PART I.  FINANCIAL INFORMATION

Item 1.       Financial Statements (unaudited)

INVO BIOSCIENCE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2018	2017
ASSETS	(unaudited)
Current assets
Cash	$547,966	$25,759
Accounts receivable net	187,141	86,697
Inventory	44,602	58,879
Deposits	6,000	-
Prepaid expense	105,917	63,050
Total current assets	891,626	234,385

Property and equipment, net	15,439	15,700

Other Assets:
Capitalized patents, net	12,926	16,328
Total other assets	12,926	16,328

Total assets	$919,991	$266,413

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities
Accounts payable and accrued liabilities, including related parties	$795,878	$960,725
Accrued compensation	4,156,790	3,955,190
Note payable - related party	127,743	210,888
Note payable	131,722	-
Convertible notes, net of discount of $724,401	130,599	-
Convertible notes, related party - net of discount of $34,382	5,618	-
Total current liabilities	5,348,350	5,126,803

Note payable - long term	-	131,722

Total liabilities	5,348,350	5,258,525

Commitments and contingencies (Note 12)	-	-

Stockholder's deficiency
Preferred Stock, $.0001 par value; 100,000,000 shares authorized; No shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	-	-
Common Stock, $.0001 par value; 200,000,000 shares authorized; 147,454,700 and 142,132,374 issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	14,745	14,213
Additional paid-in capital	16,506,738	13,638,806
Accumulated deficit	(20,949,842)	(18,645,131)
Total stockholder's deficiency	(4,428,359)	(4,992,112)

Total liabilities and stockholders' deficiency	$919,991	$266,413

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INVO BIOSCIENCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	September 30,	September 30,	September 30,	September 30,
	2018	2017	2018	2017

Revenue:
Product Revenue	$125,035	$68,220	$339,385	$200,790
Cost of Goods Sold	15,369	12,827	46,503	40,866

Gross Margin	109,666	55,393	292,882	159,924

Selling, general and administrative expenses	299,548	199,691	2,413,493	603,336
Total operating expenses	299,548	199,691	2,413,493	603,336

Loss from operations	(189,882)	(144,298)	(2,120,611)	(443,412)

Loss on settlement of debt	-	-	-	40,869
Interest expense	104,978	4,550	184,100	16,414
Total other ( income) expenses	104,978	4,550	184,100	57,283

Loss before income taxes	(294,860)	(148,848)	(2,304,711)	(500,695)

Provisions for income taxes	-	-	-	-

Net Loss	$(294,860)	$(148,848)	$(2,304,711)	$(500,695)

Basic net loss per weighted average shares of common stock	$(0.00)	$(0.00)	$(0.02)	$(0.00)

Diluted net loss per weighted average shares of common stock	$(0.00)	$(0.00)	$(0.02)	$(0.00)

Basic weighted average number of shares of common stock	147,454,700	141,375,304	146,052,444	141,103,908

Diluted weighted average number of shares of common stock	147,454,700	141,375,304	146,052,444	141,103,908

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INVO BIOSCIENCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine	For the Nine
	Months Ended	Months Ended
	September 30,	September 30,
	2018	2017

Cash flows from operating activities:
Net loss	$(2,304,711)	$(500,695)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash stock compensation issued for services	1,743,464	135,930
Loss on settlement of debt	-	40,869
Amortization of discount on notes payable	136,217	-
Depreciation and amortization	3,663	1,428
Changes in assets and liabilities:
Accounts receivable	(100,444)	(57,388)
Inventories	8,277	21,771
Prepaid expenses and other current assets	110,133	2,835
Accounts payable and accrued expenses	(164,847)	(98,124)
Accrued interest - related party	-	-
Accrued compensation	201,600	291,600
Net cash provided used in activities	(366,648)	(161,774)

Cash flows from financing activities:
Proceeds from the sale of common stock	47,000	44,626
Proceeds from the sale of common stock - related parties	30,000	-
Proceeds from convertible notes payable	855,000	-
Proceeds from convertible notes payable - related parties	40,000	-
Principal payments on note payable - related parties	(83,145)	-
Net cash provided by financing activities	888,855	44,626

Increase (decrease) in cash and cash equivalents	522,207	(117,148)

Cash and cash equivalents at beginning of period	25,759	152,404

Cash and cash equivalents at end of period	$547,966	$35,256

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Interest	$6,071	$-

Taxes	$3,648	$-

Common stock issued upon note payable and accrued interest conversion	$-	$57,940

Common stock issued for prepaid services	$153,000	$-

Beneficial conversion feature on convertible notes	$895,000	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INVO BIOSCIENCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(unaudited)

Note 1 – Basis of Presentation

The accompanying consolidated balance sheet as of September 30, 2018, the consolidated statements of operations for the three and nine months ended September 30, 2018 and 2017, and cash flows for the nine months ended September 30, 2018 and 2017 of INVO Bioscience, Inc. (the “Company”), and the related information contained in these notes have been prepared by management and are unaudited. Certain prior year balances have been reclassified to conform to the current year presentation. These reclassifications did not affect previously reported net loss or stockholders’ deficiency. In the opinion of management, all adjustments (which include normal recurring and nonrecurring items) necessary to present fairly the Company’s financial position, results of operations and cash flows in conformity with generally accepted accounting principles for the periods presented have been made. Interim operating results are not necessarily indicative of operating results for a full year.

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

The Company considers events or transactions that have occurred after the unaudited consolidated balance sheet date of September 30, 2018, but prior to the filing of the unaudited consolidated financial statements with the SEC on this Quarterly Report on Form 10-Q, to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure, as applicable. Subsequent events have been evaluated through the date of the filing of this Quarterly Report on Form 10-Q with the SEC.

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

September 30, 2018

(unaudited)

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

INVO BIOSCIENCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(unaudited)

Note 3 – Going Concern

As reflected in the accompanying unaudited consolidated financial statements for the quarter ended September 30, 2018, the Company has started commercialization of its product in the past 2 years within the US with minimal revenues, had a net loss for the nine months of $2,304,711, and a cumulative net loss of $20,949,842, a working capital deficiency of $4,456,724, a stockholder deficiency of $4,428,359, and cash used in operations of $366,648 for the nine months ended September 30, 2018.  This raises substantial doubt about its ability to continue as a going concern.  The unaudited consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.

Note 4 – Inventory

As of September 30, 2018 and December 31, 2017, the Company recorded the following inventory balances:

	September 30, 2018	December 31, 2017
Work in Process	$24,357	$24,357
Finished Goods	20,245	34,522
Total Inventory	$44,602	$58,879

Note 5 – Property and Equipment

The estimated useful lives and accumulated depreciation for furniture, equipment and software are as follows as of September 30, 2018 and December 31, 2017:

Estimated Useful Life
Molds	3 to 7 years

	September 30, 2018	December 31, 2017
Manufacturing Equipment- Molds	$50,963	$50,963
Accumulated Depreciation	(35,524)	(35,263)
Total	$15,439	$15,700

During the nine months ended September 30, 2018 and 2017 the Company recorded depreciation expense of $261 and $0, respectively. The Company began shipping its new retention device in August which triggered the start of depreciating our retention device mold during the current quarter.

Note 6 – Patents

As of September 30, 2018 and December 31, 2017, the Company recorded the following patent balances:

	September 30, 2018	December 31, 2017
Total Patents	$77,743	$77,743
Accumulated Amortization	(64,817)	(61,415)
Patent costs, net	$12,926	$16,328

INVO BIOSCIENCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(unaudited)

During the three and nine months ended September 30, 2018, the Company recorded $1,134 and $3,402 in amortization expenses respectively. No amortization expenses were recorded during the three and nine months ended September 30, 2017, the Company recorded $1,428 in amortization expense.

Estimated amortization expense as of September 30, 2018 is as follows:

Years ended December 31,
2018	$1,134
2019	4,536
2020	1,809
2021	1,809
2022 and thereafter	3,638
Total	$12,926

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

The principal balances of the Convertible Notes was $0 as of September 30, 2018 and 2017.  The related interest for the three months ended September 30, 2018 and 2017 was $0. The related interest for the nine months ended September30, 2018 and 2017 was $0.

Notes Payable

In August 2016, INVO Bioscience converted a long time vendor’s outstanding accounts payable balance of $131,722 into a Promissory Note with a three year term that accrues interest at 5% per annum. The note provides for interest only payments on the first and second anniversaries of the note. The note is payable in full along with any outstanding accrued interest on August _9, 2019. The Company has the right to prepay the note at any time without a premium or penalty.  The interest on this note for the three and nine months ended September 30, 2018 and 2017 were the same at $1,647 and $4,940, respectively.

INVO BIOSCIENCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(unaudited)

2018 Convertible Notes Payable

In April and May 2018, the Company issued convertible notes (the “2018 Convertible Notes”) payable to investors in the aggregate principal amount of $895,000. The 2018 Convertible Notes accrue interest at the rate of 9% per annum which is paid in stock. 2018 Convertible Notes with an aggregate principal amount of $550,000 are due on January 30, 2021, and 2018 Convertible Notes with an aggregate principal amount of $345,000 are due on March 31, 2021. The notes are convertible into shares of common stock at a price of $0.20 per share, provided, that if the Company completes a subsequent equity financing, the holders of the 2018 Convertible Notes can elect to convert the notes in shares of our common stock at a price equal to 75% of the price paid per share in such subsequent equity financing.

The Company calculated a beneficial conversion feature of the 2018 Convertible Notes based on ASU 17-11 in the form of a discount of $895,000; $79,771 and $136,217 of this amount was amortized to interest expense during the three and nine months ended September 30, 2018, respectively, based on the three year term of the notes. In addition $20,302 and $34,645 of interest was expensed in the three and nine months ended September 30, 2018, respectively.

Note 8 – Notes Payable and Other Related Party Transactions

On September 18, 2008, the Company entered into a related party transaction with Dr. Claude Ranoux.  Dr. Ranoux was then the President, Director and Chief Scientific Officer of the Company.  Dr. Ranoux had loaned funds to the Company to sustain its operations since January 5, 2007 (inception).  Dr. Ranoux’s loan outstanding as of September 30, 2018 and 2017 was $21,888 (“the Principal Amount”).  The loan accrues interest at 5% per annum, the term of the note has been extended a several times, and the current repayment date is October 31, 2018.  The Company and Dr. Ranoux can jointly decide to repay the loan earlier without prepayment penalties.  During the nine months ended September 30, 2018 and 2017, $21,888 of principal and $6,071 of interest, respectively, were paid on this loan. The interest on this note for the nine months ended September 30, 2018 and 2017 was $821. At September 30, 2018, this loan has been paid in full.

On March 5, 2009, the Company entered into a related party transaction with Kathleen Karloff, the Chief Executive Officer and a Director of the Company.  Ms. Karloff provided a short-term loan in the amount of $75,000 bearing interest at 5% per annum to the Company to fund operations.  In May 2009, Ms. Karloff loaned to the Company an additional $13,000, making her total cumulative loan $88,000 as of December 31, 2011.  This note was due on September 15, 2009, which has since been extended a few times to its current date of October 31, 2018.   During the twelve months ended December 31, 2014, Ms. Karloff loaned the Company an additional $66,000 at an interest rate of 0% by entering into a note payable agreement in satisfaction of expenses incurred by her for amounts previously advanced to the Company. This note currently has the same expiration date as the others which is October 31, 2018. Payments totaling $61,257 were made against this note during the nine months ended September 30, 2018. The interest on these notes for the nine months ended September 30, 2018 and 2017 was $4,120.

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

INVO BIOSCIENCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(unaudited)

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

The Company has been renting our corporate office from Forty Four Realty Trust which is owned by James Bowdring, the brother of Director & Acting Chief Financial Officer, Robert Bowdring since November 2012. It is a month to month rental arrangement for what the Company believes is less than the fair market real estate rental rate for comparable leases. We have been paying $4,800 annually since 2012. In September 2018, however, the rent increased to $600 per month, or $7,200 annually. In addition the Company purchases stationary supplies and marketing items at discounted rates from Superior Printing & Promotions which is also owned by James Bowdring and is in the same building as our corporate office. INVO Bioscience spent $1,471 and $669 with Superior during the first nine months of 2018 and 2017, respectively.

Principal balances of the Related Party loans were as follows:

	September 30, 2018	December 31, 2017
Claude Ranoux Note	$-	$21,888

James Bowdring Family - 2011 Notes	35,000	35,000

James Bowdring Family – 2018 Convertible Notes	40,000	-

Kathleen Karloff Note	92,743	154,000
Less discount	(34,382)	-
Total, net of discount	$133,361	$210,888

Interest expense on the Related Party loans was $8,765 and $8,729 for the nine months ended September 30, 2018 and 2017, respectively.

Accounts payable and accrued liabilities balances include expenses reports for Ms. Karloff, Dr. Ranoux and Mr. Bowdring for expenses they paid for personally related to travel or normal business expenses and are represented in the following table:

	September 30,	December 31,
	2018	2017
Accounts payable and accrued liabilities	$96,000	$127,000

During the nine months ended September 30, 2018, the Company sold 150,000 shares of common stock at a price of $0.20 per share for proceeds of $30,000 to Charles Mulrey and family, the brother-in-law of Robert J. Bowdring, Director & Acting Chief Financial Officer as part of the recent financing.

During the second quarter of 2018, INVO Bioscience settled a commitment it had with one of its Directors, Dr. Kevin Doody for the services he and his team performed prior to and following INVOcell’s FDA clearance related to clinical guidance and support. Dr. Doody and his team performed clinical studies and provided papers, lectures and discussions with regulatory bodies and key opinion leaders in the industry. The Company believes without Dr. Doody’s services and support during his tenure the Company would not be where it is today. The Company issued Dr. Doody 3 million shares of our common stock with a fair value of $1,530,000.

INVO BIOSCIENCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(unaudited)

Note 9 – Stockholders’ Equity

Nine Months Ended September 30, 2018

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

In May 2018, pursuant to Section 4(a)(2) of the Securities Act, the Company sold 150,000 shares of common stock to accredited investors who are family members of Robert J Bowdring, a Board Member in a private placement for cash of $30,000.

In May 2018, pursuant to Section 4(a)(2) of the Securities Act, the Company issued 3,020,000 shares of common stock with a fair value of $1,540,000 to a board member, Dr. Kevin Doody for services previously provided to the Company.

 Nine Months Ended September 30, 2017

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

Note 10 – Stock Options and Warrants

As of September 30, 2018 and December 31, 2017, the Company does not have any outstanding or committed and unissued stock options or warrants.

INVO BIOSCIENCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

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

The Company’s total deferred tax liabilities, deferred tax assets and deferred tax asset valuation allowances at September 30, 2018 and December 31, 2017 are as follows:

	September 30, 2018	December 31, 2017
Total deferred tax assets	$4,260,000	$3,730,000
Less valuation allowance	(4,260,000)	(3,730,000)
Total deferred tax liabilities	-	-
Net deferred tax asset (liability)	$-	$-

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

In November 2012, INVO Bioscience entered into a month-to-month rental agreement with Forty Four Realty Trust with for the space it requires.  Forty Four Realty Trust is owned by investor James Bowdring, the brother of Director & Acting Chief Financial Officer Robert Bowdring. The annual rent under the agreements was increased from $4,800 annually to $7,200 annually in September 2018.

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

September 30, 2018

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

The Company had employment agreements for officers, executives and employees of the Company in place. The agreements have since expired and have not been renewed as the Company has not had the proper funds to meet its commitment but has continued to accrue amounts annually for the work that has been performed.  The employees have received shares of stock as compensation for not being paid. The employees and directors are continuing to work based on good faith and belief in the Company and the INVOcell product.

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

INVO BIOSCIENCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(unaudited)

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

For the nine months ended September 30, 2018 and 2017 the source of revenue was only from Domestic Physicians.

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

INVO BIOSCIENCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(unaudited)

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

Note 14 – Subsequent Events

In October 2018, the Company issued the following shares of common stock for payment of services and to settle a portion of the outstanding accrued compensation and convertible notes payable to improve the balance sheet:

-	380,000 shares of common stock with a fair value of $153,800 were issued to service providers for services performed;
-	1,233,719 shares of common stock with a fair value of $481,150 were issued to employees reducing accrued compensation;
-	2,056,107 shares of common stock with a fair value of $801,882 were issued to officers for previously accrued compensation;
-	625,250 shares of common stock with a fair value of $244,000 were issued to directors as bonuses;
-	600,000 shares of common stock with a fair value of $234,000 were issued to directors as compensation for 2019;
-	1,099,560 shares of common stock with a fair value of $219,912 were issued in connection with the conversion of notes payable.

On November 12, 2018, INVO Bioscience, Inc (the “Company”) entered into a Distribution Agreement with Ferring International Center S.A. (“Ferring”), pursuant to which, among other things, the Company granted to Ferring an exclusive license in the United States (the “Territory”) with rights to sublicense under patents related to the Company’s proprietary intravaginal culture device known as INVOcell™, together with the retention device and any other applicable accessories (collectively, the “Licensed Product”) to market, promote, distribute and sell the Licensed Product with respect to all therapeutic, prophylactic and diagnostic uses of medical devices or pharmaceutical products involving reproductive technology (including infertility treatment) in humans (the “Field”). Ferring is responsible, at its own cost, for all commercialization activities for the Licensed Product in the Field in the Territory. The Company does retain a limited exception to the exclusive license granted to Ferring allowing the Company, subject to certain restrictions, to establish up to five clinics that will commercialize INVO cycles in the Territory. The Company retains all commercialization rights for the Licensed Product outside of the United States.

INVO BIOSCIENCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(unaudited)

Under the terms of the Distribution Agreement, Ferring is obligated to make an initial payment to the Company of $5,000,000 upon satisfaction of certain closing conditions, including an agreement from all current manufacturers of the Licensed Product that upon a material supply default by the Company, Ferring can assume a direct purchase relationship with such manufacturers. The Closing under the Distribution Agreement will not occur prior to January 14, 2019 without consent of the Company and Ferring. Ferring is obligated to make a second payment to the Company of $3,000,000 provided that the Company is successful in obtaining a five (5) day label enhancement from the FDA for the current incubation period for the Licensed Product at least three (3) years prior to the expiration of the term of the license for the Licensed Product and provided further that Ferring has not previously exercised its right to terminate the Distribution Agreement for convenience. In addition, under the terms of a separate Supply Agreement, attached as an exhibit to the Distribution Agreement, Ferring is obligated to pay the Company a specified supply price for each Licensed Product purchased by Ferring for distribution.

The Distribution Agreement has an initial term expiring on December 31, 2025 and at the end of the initial term it may be terminated by the Company if Ferring fails to generate specified minimum revenues to the Company from the sale of the Licensed Product during the final two years of the initial term. Provided that no such termination occurs at the end of the initial term, thereafter the term of the Distribution Agreement shall automatically be renewed for successive three (3) years terms unless terminated by mutual consent. The Distribution Agreement is subject to termination upon a material breach by either party, or by Ferring for convenience. In addition, if the closing under the Distribution Agreement does not occur within seventy five (75) days, a non-breaching party may elect to terminate the Distribution Agreement.

The foregoing summary of the terms of the Distribution Agreement does not purport to be complete and is qualified in its entirety by reference to the Distribution Agreement, copies of which will be filed with the Securities and Exchange Commission by the Company with its Annual Report on Form 10-K for the fiscal year ending December 31, 2018, requesting confidential treatment for certain portions.

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

In both current utilization of the INVOcell and in clinical studies, the INVO Procedure has proven to have equivalent pregnancy success rates as the traditional assisted reproductive technique IVF. Additionally, the psychological benefits of the potential mother’s participation in fertilization and early embryo development by vaginal incubation are incomparable to traditional IVF treatment. This new technique offers to patients a more natural and personalized way to achieve pregnancy and is simple enough to be performed in an appropriately trained physician’s office or in a satellite facility of an IVF center.

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

Since November 2, 2015 when INVO Bioscience was notified by the United States Food & Drug Administration that the INVOcell and INVO procedure were cleared for use, the Company has begun to market and sell the INVOcell in several locations across the U.S. and plans on continuing to penetrate the market through 2018 and beyond. See “Recent Developments” below for a discussion regarding our recent Distribution Agreement with Ferring International Center S.A. (“Ferring”), The Company currently has 75 appropriately trained physician offices or satellite facilities of an IVF center across the U.S. where patients can receive the INVO Procedure for infertility.

As with most start-up situations, one of the largest challenges that INVO Bioscience has faced is raising the appropriate capital to implement its business plan while opening the US market  as well as move on other opportunities  across the globe.

We anticipate that we will experience significant quarterly fluctuations in our sales and revenues as a result of the Company’s efforts to expand the sales of the INVO technology across the United States and into new markets.  Operating results will depend upon the timing of the training of the physicians and their staffs’ on the INVO procedure as well as the time it takes the doctor’s to determine where it will fit with their other service offerings.  In addition, assuming we close on the Distribution Agreement with Ferring discussed below, our operating results will be heavily dependent on Ferring’s ability to penetrate the U.S. markets.

For the three months ended September 30, 2018 INVO Bioscience continued for a third consecutive quarter with revenue over $100,000. The Company continues to establish a market in the United States for its patented INVO procedure & INVOcell device with it now being offered by clinics in 19 states and as far west as Hawaii.

INVO Bioscience increased its training capacity within the first nine months of 2018 now offering training by two new teams in addition to Dr. Kevin Doody and his team at CARE Fertility in Bedford, TX. The new training teams are led by Drs. Anthony Anderson of EMBRYO Director.com  and Francisco Arredondo of RMA of Texas in San Antonio as division of Aspire Fertility, and Dr. John Nichols of Piedmont Reproductive Endocrinology Group (PREG) in Greenville, South Carolina.   We are continuing with the one day session format where it is a collaborative effort of the doctor and their embryology staff providing an overview of the treatment and then hands on training regarding the specific techniques required of the INVO procedure.

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

Continuing on the subject of training, INVO successfully completed its inaugural introduction of the INVOcell and Procedure to the Masters students in the Reproductive Clinical Science program at the renowned Jones Institute at the Eastern Virginia Medical School. This two-year program is designed for clinical embryologists, andrologists, physicians and others involved in the practice of assisted reproductive technology. The program goal is to provide multidisciplinary graduate-level education and training in current technology to meet the ever-changing demands in clinical and research aspects of assisted reproductive medicine embryology and andrology.  This is a very exciting step for us as we are now teaching new and practicing reproductive practitioners looking to grow and learn about the latest technology in the field. These students are attending the institution where reproductive medicine began in the Unites States and have dreams of continuing to expand it across the US.

We now have eight universities offering the INVO procedure at their facilities; University of California San Francisco, University of North Carolina, University of Texas San Antonio, University of Pennsylvania, University of Illinois, Northwestern University, the University of Rochester and most recently added Stanford University. We believe this represents an opportunity for medical students to be introduced to the INVO Procedure and the INVOcell device prior to moving into the field.

In January 2018 we announced we were conducting a financing round of up to $1.5 million which included convertible notes and a private placement of shares of our common stock. In this financing round, we raised approximately $972,000 of which $895,000 were in convertible notes and $77,000 were in shares of common stock

We continue to control spending and currently require approximately $350,000 per quarter to fund our operations.  Assuming the Company’s Distribution Agreement with Ferring is consummated and the Company receives the initial $5,000,000 payment under the Distribution Agreement, spending will increase as we expand  our new product development, expandour FDA clearances, international registrations, patent expansion, marketing, sales, distribution and training efforts. During the year we were able to start a number of initiatives that we were unable to do over the past 5 years, including moving our stock from the OTC Bulletin Board to the OTCQB Venture Market, starting social media and investor relations campaigns, and initiating new product and patent designs with lawyers, doctors and engineers.

Recent Developments

On November 13, 2018 we announced a U.S. license and distribution agreement and as a result took a significant step to strengthen the Company that we believe will allow us to implement our overall business plan. We believe that this strategic partnership with a strong reproductive organization such as Ferring Pharmaceuticals will provide us with the necessary sales and marketing resources within the United States to expand the market and help reach all of those couples not receiving reproductive treatments today.  The agreement calls for the issuance of an initial upfront payment of $5 million and then subsequent licensing fee payment of $3,000,000 that will provide us with a source of non-dilutive financing to execute our plan. Under the terms of the agreement we can pursue developing international markets and as well as partnering and opening INVO-only reproductive centers within the U.S. market. We believe this major milestone and agreement is a critical step that allows the Company to implement its mission of expanding access to care in the fertility marketplace.

Our registered independent certified public accountants have stated in their report dated March 29, 2018, filed with the Company’s Annual Report on Form 10-K that the Company has a generated negative cash outflows from operating activities, experienced recurring net operating losses, and is dependent on securing additional equity and debt financing to support its business efforts. We have continued and expect to continue to generate negative cash outflows from operating activities for 2018.  Assuming the closing of the Ferring International Center S.A. agreement in early 2019 we anticipate we will have sufficient capital for at least the subsequent 18 months and be able to grow the overall business more rapidly, moving it toward the goal of generating positive cash flow from operations, although we make no assurances in this regard.  In addition, as a part of the process to improve its equity position, the Company took steps in October by working with current and former employees to exchange shares of stock for a reduction of 33% of their accrued compensation. Additional steps will be taken after the closing to reduce the company’s liabilities, including paying 60% of the accrued compensation balance.  If the Ferring agreement does not close as expected the previously mentioned factors among others may raise substantial doubt about our ability to continue as a going concern.

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

Results of Operations

Three months ended September 30, 2018, compared to the three months ended September 30, 2017

Net Sales and Revenues

Revenue for the three months ended September 30, 2018, was $125,035 compared to $68,220 for the same three month period in 2017, an increase of $58,815 or 83%.  The increase was the result doctors increasing their use of INVO alongside their other reproductive services and have established a recurring ordering pattern along with new practices taking their initial orders.  We shipped out 374 INVOcells in the third quarter of 2018 which included samples, demonstration & training devices, along with discounted and full priced revenue items, compared to 285 INVOcells in the same period in 2017.

Gross Margin

The gross margin reported for the third quarter ended September 30, 2018 was 88% or $109,666 compared to 81% or $55,393 for the three months ended September 30, 2017. The increase in gross margin was related primarily to the 2018 price increase on reorders compared to our 2017 introductory sales promotion.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2018 were $299,548 as compared to $199,691 for the three months ended September 30, 2017, an increase of $99,857 or 50%.  The increase in SG&A during the third quarter of 2018 compared to the third quarter of 2017 was the result of additional insurances, stock market up listing, market research, the fees associated with the addition of three independent board of directors and increased investor awareness expenses.

Interest Expense and Financing Fees

During the three month period ended September 30, 2018 we incurred $104,978 in interest expense, an increase of $100,428 compared to $4,550 in the three-month period ended September 30, 2017. The primary reason for the increase in 2018 was the amortization of discount on the 2018 Convertible Notes Payable in the amount of $79,771 along with $20,302 of interest for the same notes.

Net Income (loss)

For the reasons above, the Company had a net loss of $294,860 for the three months ended September 30, 2018, an increase of $146,012 compared to a net loss of $148,848 for the three months ended September 30, 2017.

Nine months ended September 30, 2018, compared to the nine months ended September 30, 2017

Net Sales and Revenues

Revenue for the nine months ended September 30, 2018 was $339,385, an increase of $138,595 or 69% compared to $200,790 for the same nine month period in 2017.  The increase was the result of the continuation and expansion by the doctors who came on board in 2017 offering the INVO Procedure with their other reproductive services and have established a recurring ordering pattern.  We shipped out approximately 1,000 INVOcells in the first nine months of 2018 which included samples, demonstration & training devices, along with discounted and full priced revenue items compared to 880 INVOcells in the same period in 2017.

Gross Margin

The gross margin reported for the nine months ended September 30, 2018 was 86% or $292,882 compared to 80% or $159,924 for the nine months ended September 30, 2017. The increase in gross margin was related primarily to the 2018 price increase on reorders compared to our 2017 introductory sales promotion.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended September 30, 2018 were $2,413,493, an increase of $1,810,157 or 300% compared to $603,336 for the nine months ended September 30, 2017.  During the current year, we had a one-time event and issued 3,000,000 shares of common stock with a fair value of $1,530,000 for key services provided by one of our board members. Our limited cash resources have continued to force us to keep a tight reign over spending in 2018. The 12% increase in SG&A during the first nine months of 2018 compared to the first nine months of 2017 was primary the result of the increases in investor relations, marketing and legal fees.

Interest Expense and Financing Fees

During the nine month period ended September 30, 2018 we incurred $184,100 in interest expense, an increase of $167,686 compared to $16,414 in the nine month period ended September 30, 2017. The primary reason for the increase in 2018 was the amortization of discount on the 2018 Convertible Notes Payable in the amount of $136,217 along with $34,645 of interest for the same notes.

Net Income (loss)

For the reasons above, the Company had a net loss of $2,304,711 for the nine months ended September 30, 2018, an increase of $1,804,016 compared to a net loss of $500,695 for the nine months ended September 30, 2017.

Liquidity and Capital Resources

As of September 30, 2018, we had $547,966 in cash and no cash equivalents.

Net cash used by operating activities was $366,648 for the nine months ended September 30, 2018, compared to net cash used by operating activities of $161,774 for the nine months ended September 30, 2017.  The increase in net cash used was due to an increase in accounts receivable due to the higher revenue, increased spending on strategic initiatives such as new product research, up listing to the OTCQB Venture Market for our stock trading, increased investor awareness activities, legal fees for contract creation and negotiations and a decrease of accounts payable and accrued expenses using cash to pay vendors.

No cash was used during the first nine months of 2018 or 2017 in investing activities.

Cash proceeds from financing activities were $888,855 during the nine months ended September 30, 2018. This amount consisted of cash from the sale of convertible notes payable in the amount of $895,000 (including $40,000 to related parties); and cash received of $77,000 from the sale of common stock (including $30,000 to related parties). The Company also made principle payments of $83,145 on related party loans during the period.

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

Our existing cash resources, and cash flow from operations will provide adequate resources to fully support our reduced operations during fiscal 2018. Assuming we consummate the Ferring Distribution Agreement in early 2019, we believe we will have the strategic funding necessary to execute our business plan over the next 12 to 24 months, although there can be no assurance that this source of funding will materialize in early 2019. If we do not close on the Ferring Distribution Agreement in early 2019, we may have to further curtail our spending and possibly downsize operations.

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

Intangible Assets

The Company’s intangible assets consist of its INVOcell and INVO process patents The Company amortizes its intangible assets with definitive lives over their useful lives, which range up to 20 years, based on the time period the Company expects to receive the economic benefit from these assets. No impairment charge was recorded during the nine months period ended September 30, 2018 or 2017.

The Company continually assesses whether events or changes in circumstances have occurred that may warrant revision of the estimated useful lives of its intangible and indefinite-lived assets or whether the remaining balances of those assets should be evaluated for possible impairment. There were no changes in the carrying value of intangible and indefinite-lived assets during the nine months ended September 30, 2018.

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

The Company continually assesses whether events or changes in circumstances have occurred that may warrant revision of the estimated useful lives of its intangible and indefinite-lived assets or whether the remaining balances of those assets should be evaluated for possible impairment. There were no changes in the carrying value of intangible and indefinite-lived assets during the nine months ended September 30, 2018.

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

Item 3.       Quantitative and Qualitative Disclosures about Market Risks

Not Applicable

Item 4.       Controls and Procedures

Item 4a.     Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Acting Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30 2018, the end of the fiscal period covered by this Form 10Q.  We maintain disclosure controls and procedures that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.   Based upon that evaluation and the identification of the material weakness in the Company’s internal control over financial reporting as of December 31, 2017 (described below) which has not been remediated as of the end of the period covered by this Quarterly Report, our Chief Executive Officer and Acting Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were ineffective as of the end of the period covered by this Quarterly Report.

Because of the Company’s limited resources and limited number of employees, management concluded that, as of September 30, 2018, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

If the Ferring deal closes we will be taking steps to enhance our internal and disclosure controls.

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
101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2018 and 2017, (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2017, and (iv) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 14, 2018.

INVO Bioscience, Inc.

Date: November 14 , 2018	By:	/s/Kathleen Karloff
Kathleen Karloff, Chief Executive Officer
(Principal Executive Officer)
Date: November 14, 2018	By:	/s/ Robert J. Bowdring
Robert J. Bowdring, Treasurer and
Acting Chief Financial Officer (Acting Principal Financial and Accounting Officer)

EXHIBIT INDEX

31.1	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications of Principal Executive Officer and Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2018 and 2017, (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2017, and (iv) Notes to Consolidated Financial Statements.