Form 10-K
period 2018-12-31
INVO Bioscience, Inc.
filed 2019-04-16
CIK 1417926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  YES   ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,”  “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES☐      NO☒

The aggregate market value of the voting common equity held by non-affiliates computed by reference to the closing price as reported on the OTC QB Venture Market of the Over-the-counter “OTC” market for the Registrant’s common stock as of the last business day of the registrant’s most recently completed second fiscal quarter of 2018 was $39,972,000.  There were no shares of non-voting common equity outstanding as of March 31, 2019.

The number of shares outstanding of the registrant’s common stock, $0.0001 par value, as of April 12, 2019 was 154,711,112.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement in connection with the 2019 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed within 120 days after the end of the Registrant’s fiscal year, are incorporated by reference into Part III of this Form 10-K. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be field as a part hereof.

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

Part I

Item 1.  Business

Introduction

This Annual Report on Form 10-K should be read together and in connection with the other reports that have been filed by us with the SEC for a comprehensive description of our financial condition and operating results.  In the interest of disclosure, we have included in this Form 10-K certain material events and developments that have taken place through the date of filing of this Form 10-K with the SEC.

In this Annual Report on Form 10-K, INVO Bioscience, Inc. (INVO Bioscience, Inc., together with its subsidiaries, is referred to in this document as “we”, “us”, “INVO Bioscience”, “INVO,” or the “Company”), incorporates by reference certain information from parts of other documents filed with the Securities and Exchange Commission.  The Securities and Exchange Commission allows us to disclose important information by referring to it in that manner.  Please refer to all such information when reading this Annual Report on Form 10-K.  All information is as of December 31, 2018 unless otherwise indicated.  For a description of the risk factors affecting or applicable to our business, see “Risk Factors,” below.

The Company

INVO Bioscience’s mission is to increase access to care and expand fertility treatment and patient care across the globe. We have developed the INVOcell device and procedure, the first Intravaginal Culture (IVC) system granted FDA clearance in the United States, in hopes of providing millions of infertile couples across the globe access to this new infertility treatment. We believe this novel device and procedure provides a more natural, safe, effective and economical fertility treatment compared to current infertility treatments, including in-vitro fertilization (“IVF”) and intrauterine insemination (“IUI”). The patented INVOcell device is utilized during the incubation of eggs and sperm during fertilization and early embryo development. Unlike conventional infertility treatments such as IVF where the eggs and sperm develop into embryos in a laboratory incubator, the INVOcell utilizes the women’s vaginal cavity as an incubator to support a more natural fertilization and embryo development environment. This novel device promotes In Vivo conception and early embryo development.

In both current utilization of the INVOCell and in clinical studies, the INVO Procedure has proven to have equivalent pregnancy success rates and live birth rates as the traditional assisted reproductive technique IVF. Additionally, we believe there are psychological benefits of the potential mother’s participation in fertilization and early embryo development by vaginal incubation compared to that of traditional IVF treatment. This new technique offers to patients a more natural and personalized way to achieve pregnancy and is simple enough to be performed in an appropriately trained physician’s office or in a satellite facility of an IVF center.

For many couples struggling with infertility, access to treatment is often not available. Financial challenges, limited availability of specialized medical care, religious, social and cultural roadblocks can prevent these hopeful couples from realizing their dream to have a baby. There are many benefits to the INVO Solution, including:

●	Reduces the risk of errors of wrong embryo transfers since the embryos are never separated from the woman.
●	Allows patients to receive treatment at approximately half the cost of IVF treatment.
●	Promotes greater involvement by couples in the treatment and conception.
●	Creates a more natural and environmentally stable incubation than traditional IVF incubation in a laboratory.
●	Requires fewer office visits for the couples.
●	Reduces the worry of leaving embryos in an incubator where mix-ups have been known to occur.

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

In May 2008, we received notice that the INVOcell product meets all the essential requirements of the relevant European Directive(s), and received CE Marking.  The CE marking (also known as CE mark) is a mandatory conformity mark on many products placed on the single market in the European Economic Area (EEA).  The CE marking (an acronym for the French “Conformite Europeenne”) certifies that a product has met EU health, safety and environmental requirements, which ensure consumer safety.  We are currently awaiting the approval of our CE Mark re-certification. With our anticipated re-certification of our CE Mark in the near future, we expect to obtain regulatory authority to distribute product in the European Economic Area, provided we comply with local registration requirements as discussed herein (i.e., the European Union, Australia, New Zealand, Africa and South America).

On November 2, 2015 INVO Bioscience was notified by the United States Food & Drug Administration (“FDA”) that the INVOcell and INVO procedure were granted DeNovo classification allowing the Company to market the INVOCell in the United States. The company has since begun to market and sell the INVOcell in many locations across the U.S. and plans on continuing to penetrate the market through 2019 and beyond. The Company currently has 90 appropriately trained clinics or satellite facilities of IVF centers in the U.S. where patients can receive guidance and treatment for the INVO procedure for infertility.

As with most innovative bioscience businesses, one of the biggest challenges that INVO Bioscience faces is raising the appropriate capital to implement its business plan while opening markets across the globe. On November 12, 2018, INVO Bioscience entered into a Distribution Agreement with Ferring International Center S.A. (“Ferring”) granted to Ferring exclusive licensing rights to sublicense the Company’s INVOcell together with the retention device. Under the terms of the Distribution Agreement Ferring was obligated to make an initial payment to the Company of $5,000,000 upon satisfaction of certain closing conditions. We believe the developed business relationship between the Company and Ferring as a result of the Distribution Agreement will help INVO in any future capital raising efforts.

This discussion is qualified in its entirety by the more detailed discussion of our operations in the “Management’s Discussion and Analysis” section below.

The INVOcell Technology

Our product, the INVOcell medical device, is designed to treat infertility at a lower cost than other treatments available in today’s marketplace, including IVF.  The INVOcell technology is a fertility treatment where mild ovarian stimulation is used.  Using a mild stimulation protocol, 1-7 follicles are retrieved from a woman in a physician’s office with the patient under light sedation with or with local anesthesia.  The follicle retrieval is performed using a vaginal probe under ultrasound guidance.  Eggs are identified immediately after retrieval in the follicular fluid.  During the INVO Procedure, fertilization and embryo development occurs inside the woman’s vaginal cavity in a disposable single use device -- the INVOcell -- that holds the eggs, sperm and culture medium, a nutrient liquid.

Sperm collection and preparation generally occur before egg retrieval.  Culture medium (~1ml) is placed in the inner vessel of the INVOcell.  Eggs and a low concentration of motile sperm are placed into the medium and the inner vessel is closed and secured in the protective outer vessel.  The INVOcell is placed in the patient’s vaginal cavity for an incubation period of three (3) days in the United States and five (5) days in other countries.  A retention system can be used to maintain the INVOcell system in the vagina during the incubation period.  The retention system consists of a diaphragm type device with holes in the membrane to allow natural elimination of vaginal secretions.  The INVOcell is designed so that no vaginal fluids penetrate the outer vessel thus ensuring that the inner vessel is not contaminated while allowing the necessary CO2 for fertilization to pass through.  The eggs, sperm and media are inserted into the INVOcell and then the INVOcell is placed in the vaginal cavity, this process takes approximately 30 minutes.

After three (3) to five (5) days, the patient returns to the physician’s office where the retention system and the INVOcell are removed.  The protective outer vessel is discarded and the contents of the inner vessel are placed into a petri plate an embryologist can evaluate the  best embryos for transfer.  A trained clinician can readily identify the best embryos for transfer. The embryos to be transferred are aspirated into a standard transfer catheter for transfer into the patient’s uterus.  This second visit should take approximately 30 minutes. All INVO related medical procedures can be performed in a physician’s office furnished with the necessary equipment thereby avoiding the requirements of an IVF facility and the associated costs to build and maintain such a facility.

Operations Strategy and Suppliers

INVO Bioscience operates by outsourcing many key operational functions in the development and manufacturing of the INVOcell device to keep fixed costs to a minimum.  Our most critical management and leadership functions are carried out by our core management team.  We have contracted out the manufacturing, packaging/labeling and sterilization of the device, respectively to a certified manufacturer to mold the parts; to a medical manufacturing company to assemble packages and label the product; and to a sterilization specialist to perform the gamma sterilization process.  Outsourcing such operations as described expedites production and eliminates the need for in-house capital equipment expenditures.

To date, we have completed a series of important steps in the development and manufacturing of the INVOcell:

●

Manufacturing:  Our parts and manufacturing processes have been validated.  Our facilities and Quality Management Systems (QMS) have been inspected twice by the FDA and have received very good reports. Manufacturing of inventory is ongoing.  As of December 31, 2018, we had approximately 100 INVOcell devices ready for sale, and a 3,600 in the assembly, sterilization and packaging phase.  Our suppliers provide us with virtually an unlimited capability, with all manufacturing done in New England.

●

All raw materials utilized for the INVOcell are medical grade and commonly used in medical devices (i.e.; medical grade silicone, medical grade plastic).  Our principal mold supplier is a well-established company in the molding industry and is ISO 9001 Certified.  Our contract manufacturer for the INVOcell is ISO 13485 Certified and FDA inspected.

●

CE Mark:  INVO Bioscience is in the process of re-certifying the CE Mark.  The CE Mark permits the sale of devices in Europe, Australia and other countries that recognize the CE Mark, subject to local registration requirements.

●

Clinical Trials:  Safety and efficacy of the INVOcell device has been demonstrated and cleared for marketing and use by the U.S. FDA.  INVO Bioscience has received ISO 13485, MDD/CMDCAS registration which is effective through 2018.

●

Support of Practitioners:  Clinicians and laboratory directors have used the INVO method and the feedback has been positive; practitioners appreciate the fact that it is a patient-friendly procedure, easy to perform and effective.

●

Marketing Trials/Studies: A number of fertility clinics completed clinical studies in Colombia, Peru, Bolivia and Brazil, South America, showing efficacy rates in the 33%-43% range.  A U.S. clinical study utilizing the INVOcell and procedure was completed in 2014 and yielded a clinical pregnancy rate of 60% and a live birth rate of 55%. The largest practice currently offering the INVO Procedure is experiencing a 60% pregnancy rate. Current US physicians that are treating patients with the INVO procedure are reporting pregnancy result minimally equivalent to IVF.

Current Market Opportunity

According to the European Society for Human Reproduction (“ESHRE”) in 2018, Assisted Reproductive Technologies (“ART”) Fact Sheet, there were more than 150 million infertile couples in the world.  While there have been large increases in the use of IVF, only 1.5 million ART cycles, including IVF, intra uterine insemination (“IUI”) and other fertility treatments, are now performed globally each year, producing around 350,000 babies.  This amounts to the treatment of approximately 3% of the infertile couples worldwide being treated and only1% having a child though IVF.  A survey by “Resolve: The National Infertility Association,” indicates the two main reasons couples do not use IVF is cost and geographical availability.  We can provide a locally available treatment option that can be performed in a facility without much of the expensive equipment required for IVF, and at less than half of the cost of IVF that will help millions of infertile couples throughout the world where IVF is not currently available or is too costly.

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

In the United States infertility according to the American Society of Reproductive Medicine (ASRM) (2017) affects an estimated 10%-15% of the couples of child bearing age. Based on preliminary 2016 data from CDC’s National ART Surveillance System, 263,577 IVF cycles were performed at 463 IVF centers with 65,840 of these cycles performed for egg banking for future use.

These transferred cycles resulted in 65,969 live births and 78,897 babies born. Outcomes per transfer of fresh embryos averaged a clinical pregnancy for woman under 35 years of age was 52% dropping to 38% for woman 38-40 years of Age. Outcomes per transfer of frozen embryos averaged a clinical pregnancy for woman under 35 years of age was 59% dropping to 54% for woman 38-40 years of Age. Although the use of IVF is still relatively rare as compared to demand its use has doubled over the past decade. Today approximately 1.7% of the infants born in the United States every year are conceived through IVF.

In November 2015 we received notice that the INVOcell device met all of the requirements for U.S. FDA clearance. The FDA clearance has allowed the company to begin launching the INVOcell product and procedure in the United States. This has been our focus from approval through 2018.

On November 12, 2018, INVO Bioscience, Inc. (the “Company”) entered into a Distribution & Supply Agreement with Ferring International Center S.A. (“Ferring”), pursuant to which, among other things, the Company granted to Ferring an exclusive license in the United States (the “Territory”) with rights to sublicense under patents related to the Company’s proprietary intravaginal culture device known as INVOcell™, together with the retention device and any other applicable accessories (collectively, the “Licensed Product”) to market, promote, distribute and sell the Licensed Product with respect to all therapeutic, prophylactic and diagnostic uses of medical devices or pharmaceutical products involving reproductive technology (including infertility treatment) in humans (the “Field”). Ferring is responsible, at its own cost, for all commercialization activities for the Licensed Product in the Field in the Territory. The Company does retain a limited exception to the exclusive license granted to Ferring allowing the Company, subject to certain restrictions, to establish up to five clinics that will commercialize INVO cycles in the Territory. The Company retains all commercialization rights for the Licensed Product outside of the United States.

Ferring is a visionary, privately-held biopharmaceutical company recognized around the world. Its mission is to help patients live better lives… by researching, developing, manufacturing and marketing the most effective and innovative products in reproductive health, women’s health, urology, gastroenterology, endocrinology and orthopedics. They make their products available in over 100 nations with more than 5,000 employees’ word wide. They have R&D facilities doing groundbreaking work in Denmark, Israel, Switzerland, China, India, Scotland and the U.S.A. To support the INVOcell initiative Ferring has a new U.S. Operations Center, on a sprawling 25 acre campus in Parsippany, NJ, which includes a state-of-the-art manufacturing suite, next-generation product development laboratories and a fully equipped education and training center.

Under the terms of the Distribution Agreement, Ferring was obligated to make an initial payment to the Company of $5,000,000 upon satisfaction of certain closing conditions, including an agreement from all current manufacturers of the Licensed Product that upon a material supply default by the Company, Ferring can assume a direct purchase relationship with such manufacturers. The Closing under the Distribution Agreement occurred on January 14, 2019 at which time Ferring made the initial $5,000,000 upfront payment to the Company. Ferring is obligated to make a second payment to the Company of $3,000,000 provided that the Company is successful in obtaining a five (5) day label enhancement from the FDA for the current incubation period for the Licensed Product at least three (3) years prior to the expiration of the term of the license for the Licensed Product and provided further that Ferring has not previously exercised its right to terminate the Distribution Agreement for convenience. In addition, under the terms of a separate Supply Agreement, attached as an exhibit to the Distribution Agreement, Ferring is obligated to pay the Company a specified supply price for each Licensed Product purchased by Ferring for distribution.

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

On January 14, 2019, the Company executed the Ferring Distribution and Supply agreements and received its initial $5 million dollars payment.

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

Currently, we are continuing to establish agreements with distributors and train physicians outside of the U.S.  The international market will be a primary focus as a result of our recently signed agreement with Ferring for the U.S. Market.

Competition

The infertility industry is highly competitive and characterized by technological improvements.  New assisted reproductive technology (“ART”) services, devices and techniques may be developed that may render the INVOcell obsolete.  Competition in the areas of infertility and ART services is largely based on pregnancy rates and other patient outcomes.  Accordingly, the ability of our business to compete is largely dependent on our ability to achieve adequate pregnancy rates and patient satisfaction levels.  The INVO procedure will offer an alternative treatment to couples that currently do not have access to treatments because of cost or location.  Infertility clinics can expand their businesses by offering INVO in satellite centers that can be opened at a substantially lower cost than an IVF center.  We are not aware of any direct competitors to INVO Bioscience or the INVO process using the INVOcell device.  However, there are existing infertility treatment regimens that the INVOcell will compete with when an infertile couple, in conjunction with their physician, is choosing the treatment method for their infertility.  We believe that the menu of currently available clinical infertility treatment methods generally is limited to IUI and IVF.

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

In Vitro Fertilization (IVF):  IVF addresses tubal factor, ovulatory dysfunction, diminished ovarian reserve, endometriosis, uterine factor, male factor, unexplained infertility and other causes.  IVF bypasses the function of the fallopian tube by achieving fertilization within a laboratory environment.  Ovarian hyper-stimulation is common with IVF treatments to recruit numerous follicles to purportedly increase the chances for success.  Follicles are retrieved trans-vaginally using a vaginal probe and ultrasound guidance.  General anesthesia is frequently used due to the number of follicles retrieved and the resulting discomfort experienced by the patient.  The eggs are identified in the follicular fluid and combined with sperm and culture medium in culture dishes, which are placed in an incubator with a temperature and gas environment designed to mimic the condition of the fallopian tubes.  Once the embryos develop, typically over a 3-5 day period, they are transferred to the uterine cavity.  The transfer of several embryos allows an average success rate for IVF of 37%, but it is also responsible for a multiple birth rate of approximately 7.5% of IVF pregnancies.  Multiple births bring risks to mother and babies and significant expenses for third party payers.  In addition, due to the high number of embryos produced in IVF, cryo-preservation of excess embryos occurs in more than 30% of the cycles.  According to the U.S. Center for Disease Control (“CDC”), in the U.S. there are approximately 1,000 reproductive endocrinologists who collectively perform more than 197,000 embryo transfer IVF cycles and an additional 65,840 cycles are performed and frozen per year at 463 specialized facilities.  According to European Society of Human Reproduction & Embryology (“ESHRE”), in Europe nearly 300,000 IVF cycles are reportedly performed at more than 1,000 facilities.

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

Our principal ART medical-device competitor is Anecova, a Swiss life sciences company with an intrauterine device under development for infertility treatment.  This device is a very small silicone tube with 360 micro perforations.  Oocytes are fertilized outside the device and then placed in the tube, which is placed inside the woman’s uterus for early embryo development.  After 1-5 days, the device is removed and the best embryo(s) are transferred back into the woman’s uterus.  We believe that the device is much more difficult to use than the INVOcell due to its size and the requirement to place the device in the uterus, a sterile environment.  We expect that the precision manufacturing of the Anecova device will drive its cost close to $1,500 per unit, which is higher than our price.  The Anecova device would only be available in hospitals and IVF Centers at a significantly higher cost than the INVOcell.  Currently the Anecova device has not begun clinical studies in the United States that will be required for FDA approval, therefore the device will not be available for some time in the United States and many other areas of the world.

Competitive Advantages

We believe that the INVOcell has the following competitive advantages:

Lower cost than IVF with similar efficacy:  The INVOcell is substantially less expensive than IVF due to a lower cost of supplies, labor, capital equipment and overhead.  We estimate that an IVF center requires at least $500,000 of laboratory capital equipment as well as highly trained personnel.  In contrast, the cost of laboratory capital equipment to set-up an INVOcell procedure is approximately $100,000 and does not require highly trained embryologists that are required for traditional IVF.

In 2016, according to a draft report prepared by the U.S. Center for Disease Control (“CDC”), there were 263,577 ART cycles. Out of these cycles 65,840 were performed for freezing of embryos for the future and 197,000 cycles were performed through embryo transfer. These cycles resulted in 31%live births with a clinical pregnancy rate of 35.9%.  (CDC 2016 ART Report).  The INVO procedure will be offered at a more attractive price per cycle with a pregnancy rate comparable to traditional IVF.  According to Resolve, National Fertility Association, IUI cycles costs $275- $2,457 per cycle (variability due to drug costs and diagnostics inclusion on some cycles) and the cost range of IVF is $9,000-11,000 per cycle plus drug costs. Drug cost range from $3,000-$5,000 per cycle brining the cost range of IVF to $12,000 - $16,000 per cycle.  The INVO procedure is being offered at $4,500 - $6,500 per cycle inclusive of medications thereby making it more affordable than traditional IVF.

Similar cost than IUI with greater efficacy: It is estimated by Resolve that in the U.S. currently IUI averages $1,500 per cycle with approximately <10-12% pregnancy rate while IVF averages $12,000 - $16,000 range per cycle with an average of 35.9% pregnancy rate.  With INVO, we believe that the Ob/Gyn and reproductive endocrinologists will benefit by providing a superior product than IUI with good financial margins, efficacy rates more than triple IUI while treating the full range of infertility indications.  In Europe, according to ESHRE the average cost per pregnancy using IUI is $12,000.  According to ESHRE the average cost per pregnancy for IVF is $21,354 while for INVO it is only $13,888: a savings of more than $7,000 per pregnancy.  Using INVO could reduce annual infertility costs in Europe by more than $650 million.

Greater geographic availability:   According to 2016 CDC Report, there are approximately 463 IVF centers in the U.S.  In addition, by having INVO geographically available in Ob/Gyn offices, couples will avoid the travel costs and absence from work associated with long-distance IVF treatments.  The medical staff at these centers could easily learn the INVO technique and offer it as a lower cost treatment option for their patients through satellite centers.  According to the American College of Gynecologists (ACOG) there are also approximately 5,000 Ob/Gyn physicians in the U.S. who offer infertility services such as the IUI treatment but lack the facilities to offer an IVF treatment.  Since INVO does not require a specialized lab facility, large costly equipment or highly specialized staff, the INVO treatment may be offered in a doctors’ office with the addition of minor capital equipment potentially expanding business for these physicians.  Therefore, in the U.S. alone, INVO could be 10 times more available than conventional IVF.  Ob/Gyn offices worldwide could offer INVO as an alternative or follow up treatment to IUI and generate a significant new revenue stream.

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

SALES AND MARKETING

Customers

Currently our customers are the doctors who can offer the INVO Procedure to their patients. Through the end of 2018, we have trained doctors from 20 states. We typically train both a reproductive endocrinologist and an embryologist from the practice.  We are grateful to these pioneers who have made the choice to explore our novel device.  They are attempting to expand the market and provide a reproductive service to a broader range of patients who typically would have just left the office and gone home.  These doctors are going through medical and business learning curves as they introduce the INVOcell device and procedure to others within their offices and to prospective patients. They are trying to determine where INVO fits into their practice.  They do not want to impact the strong business models they have in place today but at the same time see the need for INVO in the marketplace.

Every center offering the INVO procedure today is in a different place, some have figured out the balance and have a steady mix of procedures. While others are having difficulty recruiting patients or working through politics and existing beliefs to get the INVO offering off the ground.  A couple of doctors have already started planning where they can open new offices to help meet the demand in their area by using the INVOcell.  Another trend we see developing is that once there is one practice offering the INVO Procedure other physicians within the general area have reached out to us to be trained.

Since receiving FDA clearance we have shipped over 3,800 INVOcells in the US, not all have been revenue producing as new physicians and embryologists have to practice after training to get better at the slight technique differences of what they have been doing for many years. We have shipped an additional 500 INVOcells across the rest of the word as others are doing the same as the US doctors in learning the process.

As we have stated once getting comfortable with the process, the practitioners are seeing very strong and healthy embryos being developed within the INVOcell and have equal or better clinical pregnancy and live birth results.

Product Pricing

For the various markets, we price the INVOcell Intravaginal Culture System technology based on discussions with our advisory board of physicians and potential strategic partners, and reflect the innovative features of the device, the savings in physician’s laboratory fixed costs and the billings the physician will receive from patients to perform INVO.  Our goal is to have the INVO procedure offered to infertile couples as a lower cost alternative with comparable success rates to IVF.

INVOcell Culture Device:    For the U.S. market our price for the INVOcell and retention devices has been agreed to with Ferring. Ferring has minimum quantities that they must buy from the company on an annual basis in order to their exclusivity.  In the international markets the price will be determined as we enter them based on current offerings and discussions with key partners. IVF centers or Ob/Gyn groups purchasing a large number of devices and promoting the INVO process may receive discounted prices and certain free advertising of their facility on our website.  It is expected that the INVOcell will sell for different prices throughout the world as a reflection of different economies and prices of the IVF procedure in different countries.

INVOcell Retention Device:  This is a single-use, modified diaphragm that includes holes to allow for natural drainage of vaginal fluids. The current model is an FDA cleared and CE Marked product purchased from a US company. This retention device currently sells for $70 each. In 2018 the Company developed its own single use lower cost product. This retention device specification is equivalent to the current modified diaphragm but will not be available for sale until the completion of testing before being accepted and released by INVO Bioscience for commercial sale. This will significantly reduce the cost of goods moving forward as well as the price to the physicians.

Fixed Laboratory Equipment:  The equipment used in the INVO procedure (microscope with video system, bench centrifuge, incubator without CO2, bench warmer and laminar flow hood) is readily available in the market.  The complete set up for the INVO procedure currently costs approximately $125,000 in the U.S. and $150,000 if ICSI is included in the lab.

Sales Strategy

As of December 31, 2018, sales and marketing activities are being performed by the Company’s CEO and VP of Global Operations. We anticipate building an international sales team in 2019 and beyond, staring with the addition of Michael Campbell as our Chief Operating Officer and VP of Business Development who joined the Company in February 2019. Mr. Campbell was most recently the Vice President of IVF Americas Business Unit for Cooper Surgical, Inc. (CSI), a wholly owned subsidiary of The Cooper Companies (NYSE: COO), and is also a member of the board of directors for INVO Bioscience. Mr. Campbell has substantial medical device sales, marketing and business development leadership experience within Global Fortune 500 and Start-up Company environments.  During his over 12-year career at Cooper Surgical, he has been responsible for IVF product portfolio sales globally including the US, Canada, Latin America, Europe, Middle East, Africa, and Asia Pacific regions. Our sales efforts include the following three approaches:

Domestic - In the United States our sales will come from our relationship with Ferring Pharmaceuticals - The Company will initially ship bulk shipments to Ferring on a quarterly basis per volumes in the Supply Agreement and will adjust as needed to allow for the timely delivery of INVOcells to the physicians. Ferring’s strategy is to market to Reproductive Endocrinologist’s (REI’s) and OB/GYN’s to offer INVO in place of Inter-Uterine Insemination (IUI) since the overall expense for an actual pregnancy is less for INVO, as multiple cycles of IUI are typically required and still produce a very low pregnancy rate as compared to INVO.

Distributor Partnerships – In foreign countries, we have and will continue to establish local partnerships to access the countries’ markets.  With the distributor-to-physician model, the distributors will be selling to IVF centers, medical practices and physicians directly.  We will support the distributors’ efforts with training, both to the distributors’ trainers as well as to the physicians directly.   We will be expanding our international sales & marketing presence in 2019.

Partnering with Doctors in opening centers that offer INVO as the primary reproductive service – We are looking to work with current doctors in areas of the US where there is demand but currently no IVF facilities. This approach may take many different forms all of which we are willing to explore. The Company plans to build five (5) centers in the United States in the coming years.

Target Markets

We expect to continue to launch in the international markets focusing on the Middle East, Mexico, Europe, India and Asia. We will also continue to work on regulatory submissions for key countries such as China.

Worldwide – According to ESHRE February 2018, one in six couples worldwide experience some form of infertility problem at least once during their reproductive lifetime. The current prevalence of infertility lasting for at least 12 months is estimated to be around 10% worldwide for women aged 20-44. In 2014, the latest year for which figures are available, almost 800,000 treatment cycles were reported from 39 European countries.  The global need for ART is estimated to be at least 1,500 cycles/million population per year.  With the global population of 7.5 billion, the estimate for infertility prevalence is 50 million couples.

U.S. – According to The National Survey of Family Growth from the Centers for Disease Control, in the year 2016, Over 7.5 million women in the U.S. had difficulty conceiving (12.4%) With only about 760,000 couples receiving fertility treatment (IUI, IVF and other treatments). This leaves more than six million couples receiving no treatment at all for their infertility. According to the ASRM’s 2015 Access to Care Summit White Paper, the largest barrier to patients seeking treatment is the cost of the treatment and the lack of insurance coverage for the cost. We are currently offering the INVO procedure in the U.S. at $6,500 dollars per cycle inclusive of medications.  Our goal is to penetrate 5% of the currently untreated infertility market over the next few years, although no assurances can be made that we will achieve our goal in our target markets or at all.

Europe – ESHRE estimated in 2018 that Europe had approximately 10 million infertile couples, of which about 800,000 were estimated to have received ART treatments.  That would leave over 9 million infertile couples untreated.

Launching INVO in the U.S. market required U.S. FDA DeNovo clearance, which we received in November 2015. Our strategy was to focus our resources primarily on U.S. sales through 2018 to make INVO the standard of care in the United States. Currently, we are providing the INVO product and training at a low introductory price to doctors who are interested in offering the INVO Procedure at their practice. This approach appears to be successful, as there are currently 89 facilities offering or referring the INVO Procedure. As these doctors are adding our INVOcell device and procedure to their existing services it will take time for the INVO method to gain market traction. This is partially due to a portion of patients who are more comfortable using the more traditional and well-known infertility service approaches. On average, it appears the integration of the INVO method into physician’s practices takes approximately 6-9 months. We are taking steps to assist physicians who are having difficulty integrating the INVO method into their established practices.

In January 2019, INVO Bioscience closed an exclusive sales and marketing licensing deal with Ferring for the U.S. market. INVO Bioscience will continue to manufacture product for Ferring and the international market.

FDA clearance is required in many countries before they will allow U.S. products to be registered in those countries. The FDA approval granted in 2015 will allow the INVO Bioscience to do regulatory registrations to sell and market INVO in countries such as Mexico, Australia, New Zealand, Hong Kong, Malaysia, China and other countries in across the globe.

The CE Mark, which is currently being renewed, allows us to sell our INVO device in Europe and certain countries in South America and Africa, subject to local registration requirements.  Our strategy is to focus on these international markets while Ferring manages the U.S. Market. These areas are in need of less costly fertility treatments due to the economics and high infertility rates of up to 25% and relatively low availability of IVF procedures.

Insurance Reimbursement for Infertility Treatment

In the United States there is generally minimal insurance coverage for infertility treatments, and what coverage there is varies on a state by state basis. Fifteen (15) states mandate some form of insurance reimbursement for infertility treatment.  Three (3) states mandate reimbursement for IVF, while other states cover some form of infertility treatment, but they may also specifically exclude IVF due to cost. Some states have coverage for IUI and not IVF. Based on our new relationship with Ferring it will be up to them to determine if they would like to pursue this opportunity in the United States with the resources they have.

Under current fertility service insurance standards, many practices require an infertile patient have at least three IUI cycles  before pursuing IVF. As a result, many patients are often referred to IVF when multiple IUI attempts are not successful. According to Society for Maternal-Fetal Medicine, in 2015 the pregnancy rate for each natural IUI cycle is approximately 4% to 5%, and in the event fertility drugs are used, the pregnancy rate increases to approximately 7% to 16%. In the future, we estimate third-party insurance payers could save more than $7,000 per pregnancy by requiring the patient to try INVOcell first.

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

We believe that the INVOcell process will be treated favorably by as it lowers cost and has a high efficacy rate.  According to the data we have found the Company has determined based on the typical number of cycles it take to get pregnant, in the US, the average cost per pregnancy using IUI is $12,000 and IUI is only indicated for approximately 40% of the infertile population.  However, the INVOcell device, which based on the 450 clinical cycles submitted to the FDA in 2014 by the Company, has equivalent pregnancy rates as traditional IVF and treats the same indications as IVF therefore is a very effective treatment for a majority of infertile couples.

Branding and Promotion

We have a logo associated with the INVOcell device that is refined for the infertility market.  We have trademarked “INVO Bioscience”, “INVOCELL” and “INVO”.  In 2016 we launched our new website. Our website now refers patients in the US to Ferring moving forward in 2019. We will continue to provide updated information to people looking for INVO in the U.S. to support Ferring and our own US and International efforts as well as the comprehensive FAQ section.  We are continuing to improve our website to include special pages for clinicians and patients.  Subject to available capital, the improvements will include materials that medical professionals and patients can print, including status reports and news items.  It would be expected to include training videos for potential customers, both physicians and patients, who want to learn exactly how the INVOcell works.

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

Medical device manufacturers are routinely subject to periodic inspections by the FDA.  If the FDA believes that a company may not be operating in compliance with applicable laws and regulations, the FDA and the Department of Justice can:

●	place the company under observation and re-inspect the facilities;
●	issue a warning letter apprising of violating conduct;
●	detain or seize products;
●	mandate a recall;
●	seek to enjoin future violations;
●	seek civil and criminal penalties against the company, its officers or its employees; and
●	issue a form 483 to initiate corrective actions by the company

INVO Bioscience has successfully completed two comprehensive inspections by the United States Food & Drug Administration (U.S. FDA) occurring in January 2012 and November 2014 resulting in no action indicated (NAI), meaning all was acceptable to the US FDA. The company will continue to be the manufacturer of the INVOcell in the US to support Ferring’s sales and marketing initiatives. This requires the company to continue its regulatory responsibilities and compliance activities.

International Regulations

We are subject to regulation in each of the foreign countries where our products are sold.  Many of the regulations applicable to our products in such countries are similar to those of the FDA.  The national health or regulatory organizations of certain countries require that our products be qualified before they can be marketed in those countries.  Many of the countries we are targeting do not have a formal approval process of their own but rely on either FDA clearance or the European approval, the CE mark.  Some countries require a registration process of listing the INVOcell with the governing body in addition to the United States and European approvals, the CE mark.

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

In 2009, INVO Bioscience received clearance from Health Canada to market, sell and train on the use of the INVOcell and INVO procedure in Canada. Although the Canadian government approved the INVOcell, in Canada the local physician’s college must authorize the use of new products in each province. These governing colleges also want to see the product approved in the country of origin before moving forward in Canada.  With the 2015 FDA approval, Effortless IVF, CA with the approval of the local physician’s college raised funds in 2016 to start building an INVO offering center in Calgary Canada; this center is currently operational and started treating patients in August 2017. An additional center in Canada is planned to launch in 2019. As with most new businesses, the center has been going through a learning curve and working out operational issues. The Team at Effortless IVF in Calgary is hoping to use the experience from this site to expand its reach across Canada and have already been working on their next locations.

In 2012 we received Brazil’s National Health Surveillance Agency (ANVISA) clearance approving the sale and use of the INVOcell throughout Brazil.  The approval opens the door for INVO Bioscience to one of the largest markets and fastest growing economies in the world with over 190 million people.  In 2016 we completed a new registration and added an additional distribution channel which was approved by ANVISA in 2017. We look forward to targeting this opportunity in the near future.

Intellectual Property

The Company’s success depends in part on our ability to obtain and maintain proprietary protection for our products and technologies. Our goal is to develop a strong intellectual property portfolio that enables us to capitalize on the research and development that we have performed to date and will perform in the future, particularly for each of the products that we commercialize such as the INVOcell. We rely on a combination of patent, copyright, and trademark laws in the United States and other countries to obtain and maintain our intellectual property. We protect our intellectual property by, among other methods, filing patent applications with the U.S. Patent and Trademark Office and its foreign counterparts on inventions that are important to the development of our business.

The Company’s product development process has resulted in the development of two active patents covering both the INVOcell device and the INVO Procedure.

The Company is currently in the process of completing process improvements on the INVOcell and INVO Procedure which we believe will allow us to patent these features to extend the device’s patent life.

Employees

As of December 31, 2018, we had two full time employees, Ms. Karloff, Chairperson, Director and CEO; and Lori Kahler, our VP of Global Operations. Mr. Bowdring is a Director, consultant, Treasurer & Secretary, and along with the other Directors assist when needed. Excluding directors and officers, we had no employees from 2010 through 2017.

In February 2019 we hired Mr. Michael Campbell as COO and VP of Business Development, he has been a Director for the past sixteen months. Mr. Campbell has over 20 years in the infertility market most recently with Cooper Surgical as the VP of the IVF America division and previous to this in the position of VP of the international market.

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

Risks Relating to Our Business

Our business has posted net operating losses, has a limited operating history, and needs additional capital to grow and finance its operations.

From the inception of our consolidated subsidiary BioXcell Inc. on January 5, 2007 through December 31, 2018, INVO Bioscience had an accumulated net loss of $21,721,000.  INVO Bioscience has a limited operating history and is essentially an early-stage operation.  We will continue to be dependent on having access to additional new capital that will allow us to finance operations during our growth.  Continued net operating losses together with limited working capital make investing in our common stock a high-risk proposal.  The adverse effects of a limited operating history include reduced management insight into future activities, marketing costs, and customer acquisition and retention, which could lead to INVO missing targets for the achievement of profitability.

We require additional capital to continue as a going concern which if not obtained could result in a need to curtail operations.

As reflected in the accompanying financial statements for the years ended December 31, 2018 the Company has started commercialization of its product in the past three (3) years within the US with minimal revenues. For 2018 the Company has had a net loss of $3,076,000, a working capital deficiency of $2,770,000, a stockholder deficiency of $2,724,000 and cash used in operations of $653,000. These amounts raise substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

We require additional funding to meet our future growth and capital expenditure requirements.  To execute on our long term business plan successfully, we will need to raise additional money in the future.  The Company’s rate of growth and its ability to undertake additional projects will be determined by the amounts of funds raised.  No assurance can be given that we will be successful in raising capital in the amounts or rate needed, or that such capital, if available, will be available on terms acceptable to the Company.  If we are not able to raise additional capital at the rate and in the amounts needed, our business will likely be impacted for the long term

On November 12, 2018, we entered into a U.S. license and Distribution Agreement with Ferring, whereby we would receive a $5 million upfront fee upon closing which occurred on January 14, 2019 and we anticipate receiving an additional $3 million payment provided that the Company is successful in obtaining a five (5) day label enhancement from the FDA for the current incubation period for the Licensed Product at least three (3) years prior to the expiration of the term of the license for the Licensed Product and provided further that Ferring has not previously exercised its right to terminate the Distribution Agreement for convenience.  There are no assurances the Company will obtain such a milestone required to receive this $3 million payment. Additionally, there are no assurances the upcoming capital infusion will be sufficient to meet the Company’s long-term needs.

Our business is subject to significant competition.

The infertility industry is highly competitive and characterized by technological improvements and advancements.  New assisted reproductive technology (“ART”) services, devices and techniques may be developed that may render the INVOcell obsolete.  Competition in the areas of infertility and ART services is largely based on pregnancy rates and other patient outcomes.  Accordingly, the ability of our business to compete is largely dependent on our ability to achieve adequate pregnancy rates and patient satisfaction levels.  Our business operates in highly competitive areas that are subject to continual change.  New health care providers and medical technology companies entering the market may reduce our market share, patient volume and growth rates, and could force us to alter our planned pricing.  Additionally, increased competitive pressures may require us to commit more resources to our marketing efforts, thereby increasing our cost structure and affecting our ability to achieve, or the timing of achieving, profitability. There can be no assurance that the Company will not be able to compete effectively nor can there be any assurance that additional competitors will not enter the market. Such competition may make it more difficult for the Company to enter into additional contracts with fertility clinics or open profitable INVOcell clinics.

Under the terms of our recently signed U.S., Distribution Agreement, Ferring will handle all sales and marketing activities for the U.S. market and the Company will be allowed to initially open and operate five (5) dedicated INVO clinics. There can be no assurances our U.S., market partner or the Company’s own commercial activities will be successful. Additionally, pursuant to the Distribution Agreement, Ferring will have the ability to elect to distribute and commercialize competitive products. The development and commercialization of such competitive products could reduce the Company’s U.S. market share.

We need to manage growth in operations to maximize our potential growth.

In order to maximize potential growth in our current and potential markets, we believe the Company must expand the scope of its services in the medical device/bioscience industry.  Such expansion will place a significant strain on our management, operational and sales systems. As a result, we plan to continue to improve our INVO technology, operating procedures and management information systems.  We will also need to effectively train, motivate and manage our employees.  Our failure to manage our growth could disrupt our operations and ultimately prevent us from generating the expected revenues.

We may not be successful in implementing our growth strategy.

Our growth strategy includes growing internally by increasing our target customer base.  However, many factors including, but not limited to, increased competition from similar businesses, unexpected costs, costs associated with marketing efforts and maintaining a strong client base may interfere with our ability to expand successfully.  There can be no assurance that we will succeed in implementing our strategy in order to establish our services in any additional markets.  Our inability to implement this internal growth strategy successfully may have a negative impact on our growth, future financial condition, results of operations and/or cash flows.

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

While we currently own U.S. and international patents, there can be no assurance that any of these patents will not be challenged, invalidated or circumvented, or that any rights granted under these patents will provide competitive advantages.  The United States or Europe could place restrictions on the patentability of various medical devices which may materially affect our business.  We utilize a combination of trade secrets, confidentiality policies, non-disclosure and other contractual arrangements in addition to relying on patent, copyright and trademark laws to protect our intellectual property rights.  However, these measures may not be adequate to prevent or deter infringement or other misappropriation.  Further, our intellectual property rights may be found to infringe on intellectual property rights of third parties.  Moreover, we may not be able to detect unauthorized use or take appropriate and timely steps to establish and enforce our proprietary rights.  Existing laws of some countries in which we conduct business offer only limited protection of our intellectual property rights, if at all.  As the number of market entrants as well as the complexity of the technology increases, the possibility of functional overlap and inadvertent infringement of intellectual property rights also increases.

We may be forced to defend our intellectual property rights from infringement through expensive legal action.

Third parties may in the future assert claims against us alleging that our infringement on their intellectual property rights.  Defending such claims may be expensive, time consuming and divert the efforts of our management and/or technical personnel.  Because of litigation, we could be required to pay damages and other compensation, develop non-infringing products or enter into royalty and/or licensing agreements.  However, we cannot be certain that any such licenses, will be made available to us on commercially reasonable terms.

We regard our trade secrets, patents and similar intellectual property as critical to our successful operations.  To protect our propriety rights, we rely on patent and trade secret laws, as well as confidentiality and license agreements with certain employees, customers and other third-parties. No assurance can be given that our patents will not be challenged, invalidated, infringed or circumvented. If necessary, we intend to defend our intellectual property rights from infringement through legal action, which could be very costly and could adversely affect our ability to achieve and maintain profitability.  Our limited capital resources could put us at a disadvantage if we are required to take legal action to enforce our intellectual property rights.

We face potential liability as a provider of a medical device.  These risks may be heightened in the area of artificial reproduction.

The provision of medical devices entails the substantial risk of potential tort injury claims.  The Company does not engage in the practice of medicine or assume responsibility for compliance with regulatory requirements directly applicable to physicians.   In the event we obtain product liability insurance there can be no assurance such insurance will provide adequate coverage against any potential claims. Additionally, there is no assurance we will be able to obtain such insurance on commercially reasonable terms in the future.  Furthermore, any claim asserted against the Company could generate costly legal fees, consume management’s time resources, and adversely affect the Company’s reputation and business, regardless of the merit or eventual outcome of such claim.

There are inherent risks specific to the provision of infertility and ART services.  For example, the long-term effects on women of the administration of fertility medication, integral to most infertility and ART services, are of concern to certain physicians and others who fear the medication may prove to be carcinogenic or cause other medical problems.  Additionally, any ban or other limitation imposed by the FDA or other foreign regulatory department on fertility medication and services could have a material adverse effect on our business.

If we fail to maintain adequate quality standards for our products, our reputation and business may be adversely affected and harmed.

Our customers are expecting that our products will perform as marketed and in accordance with industrial standards.  We will rely on third-party manufacturing companies and their packaging processes in connection with the production of our products.  A failure to maintain product quality standards in accordance with our customer’s expectations could result in the loss of demand for our products.  Additionally, delays or quality lapses in our production lines could result in substantial economic losses to us.  Although we believe that our current quality control procedures adequately address these risks, there can be no assurance that we will not experience occasional or systemic quality lapses in our manufacturing and service operations.  Currently, we have limited manufacturing capabilities as we rely on a single manufacturing provider regarding our production process. In the event our manufacturer is unable to produce an adequate supply of products at appropriate quality levels, our growth could be limited and our business may be harmed.  If we experience significant or prolonged disturbance in our quality standards, our business and reputation may be harmed, which may result in the loss of customers, our inability to participate in future customer product opportunities and reduced revenue and earnings.

We heavily rely on third party package delivery services, and a significant disruption in these services or significant increases in prices may disrupt our ability to import or export materials, increase our costs and negatively affect our ability to achieve and maintain profitability.

We ship a significant portion of our products to our customers through independent package delivery companies.  If any of our key third party package delivery providers experience a significant disruption such that any of our products, components or raw materials cannot be delivered in a timely fashion or such that we incur additional shipping costs that we are unable to recoup, our costs may increase and our relationships with certain customers may be adversely affected.  In particular, if our third-party package delivery providers increase prices and we are not able to find comparable alternatives or adjust our delivery network, our profitability could be adversely affected.

We may not be able to develop or continue our business if we fail to retain key personnel.

We substantially rely upon the efforts and abilities of our executive management and directors. The loss of any of our executive officers and/or directors services could potentially have a material adverse effect on our business, operations, revenues and/or prospects. If one or more of these persons were to become unable or unwilling to continue in their present positions, we may not be able to replace them readily or timely, if at all.  We do not maintain key man life insurance on the lives of any the Company’s executive management or directors.

We will need additional, qualified personnel in order to expand our business.  Without additional personnel, we will not be able to expand our business.

Expanding our business requires increasing the number of persons engaged in activities for the sale, marketing, administration and delivery of our products as well as clinical training personnel for the proper training of the INVO Procedures.  Upon receiving sufficient additional funding, we are planning to hire employees in these areas.  Our ability to attract and hire personnel to fulfill these efforts is dependent on our ability to secure sufficient additional funding. However, there is no assurance we will able to obtain sufficient funding in the future necessary to attract and retain potential employees with the proper background and training matching the skills required for the positions.

Currency exchange rate fluctuations may affect the results of our operations.

We intend to distribute our INVOcell product internationally with all sales, domestic and international, in U.S. dollars.  As a result, our operations could be impacted by fluctuations in currency exchange rates, although, such risk should be reduced as a result of our invoicing practices. However, even though we invoice in US dollars, our operations may still be negatively impacted by foreign currency exchange rates in the event the US dollar strengthens and the local currency where the product is being sold weakens. In the event such international patients are unable to afford the associated increase costs, international doctors and clinics may not be able to offer the INVOcell product and procedure. Additionally, as an international business we may be susceptible to adverse foreign currency fluctuations.

We are subject to risks in connection with changes in international, national and local economic and market conditions.

Our business is subject to risks in connection with changes in international, national and local economic and market conditions, including the effects of global financial crises, effects of terrorist acts and war. Such economic changes could negatively impact infertile couples’ ability to pay for fertility treatment around the world.

We anticipate that eventually international sales will account for a significant part of our revenue.  We will experience additional risks associated with international sales, including:

●	political and economic instability;
●	export controls;
●	changes in international legal and regulatory requirements;
●	United States and foreign government policy changes affecting the product marketability; and
●	changes in tax laws, duties and tariffs.

Any of these factors could have a material adverse effect on our business, results of operations and financial condition.  From 2011 through 2018, we sold products in certain international markets mainly through independent distributors, and we anticipated maintain a similar sales strategy for the foreseeable future.  In the event a distributor fails to meet annual sales goals, we may be required to obtain a replacement distributor, which may be costly and difficult to locate.  Additionally, a change in our distributors, may increase costs, and create a substantial disruption in our operations resulting loss of revenue.

Our auditors have issued a going concern opinion, and we will not be able to achieve our objectives and will have to cease operations if we cannot adequately fund our operations.

Our auditors issued a going concern opinion in connection with the audit of our annual financial statements for the fiscal year ended December 31, 2018. A going concern opinion means that there is substantial doubt that the company can continue as an ongoing business for the next 12 months. If we are unable to continue as a going concern, we might have to liquidate our assets and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements. In addition, the inclusion of an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern and our lack of cash resources may materially adversely affect our share price and our ability to raise new capital or to enter into critical contractual relations with third parties. There is no assurance that we will be able to adequately fund our operations in the future.

Risks Related to Our Industry

We are subject to significant domestic and international governmental regulation.

Our business is heavily regulated domestically in the United States and internationally. In the United States the FDA, and other federal, state and local authorities implement various regulations that subject us to civil and criminal penalties, including cease of operations, in the event we fail to comply.  Any such actions could severely curtail our sales and business reputation.  In addition, more restrictive laws, regulations or interpretations could be adopted, causing compliance with such regulations to become more difficult or expensive.  While we devote substantial resources to ensure our compliance with laws and regulations; the possibility cannot be eliminated that interpretations of existing laws and regulations will result in findings of which we have not complied.

The Company believes that the healthcare industry will continue to be subject to increased regulation as well as political and legal action, as future proposals to reform the health care system are considered by Congress and state legislatures. The Company does not know nor has any control over future changes to health care laws and regulations which may have a significant impact on the business.

We are planning clinical trials related to newer technologies that may prove unsuccessful.

We will be conducting clinical trials related to the expansion of the INVOcell indications resulting in ability to potentially lower the cost of the INVOcell Intravaginal Culture System.  While we anticipate positive outcomes of these clinical trials, an unsuccessful trial could adversely impact our ability to receive FDA clearance for the particular indications and products being tested and untimely our ability to expand into potential markets.

Our revenues and operating results could fluctuate significantly from quarter to quarter, which may cause our stock price to decline.

Since our inception, we have recognized minimal revenue.  Our results from year-to-year and from quarter-to-quarter have, and are expected to continue to, vary significantly based on ordering cycles of distributors and physicians who utilized for sales, and the payment cycle of such organizations.  As a result, we expect period-to-period comparisons of our operating results will not be meaningful and unreliable as an indication of our future performance for any future period.

Changes in the healthcare industry may require us to decrease the selling price for our products or could result in a reduction in the available market size.

Governmental and private sector initiatives in the U.S. and abroad involving trends toward managed healthcare and cost containment could place an emphasis on our ability to deliver more cost-effective medical therapies.  The development of ore cost-effective devices could eventuality adversely affect the prices and/or sales of our products.  Companies in the healthcare industry are subject to various existing and proposed laws and regulations, in both domestic and international markets, regulating healthcare pricing and profitability. Additionally, there have been third-party payer initiatives to challenge the prices associated with medical products, which if successful, could affect our ability to sell products on a competitive basis in the future.

In the United States, there has been a trend of consolidation among healthcare facilities and purchasers of medical devices, allowing such purchasers to limit the number of suppliers from whom they purchase medical products. As result, it is unknown whether such purchasers will decide to stop purchasing our products or demand discounts on our prices.  The pressure to reduce our product prices in response to these industry trends and the decrease in market size could adversely affect our anticipated revenues and profitability of our sales, creating a material adverse effect on our business.

Recent economic trends could adversely affect our financial performance.

Economic downturns and declines in consumption in the healthcare market may affect the levels of both our sales and profitability.  If a downturn in economic conditions occurs, or if there is deterioration in financial markets and major economies, our financial performance could be adversely affected.  The tightening of credit in financial markets may adversely affect the ability of our customers and suppliers to obtain financing, which could result in a decrease in, or deferrals or cancellations of, the sale of our products and services.  In addition, weakening economic conditions may result in a decline in spending for ART and fertility assistance that could adversely affect our business operations and liquidity.  We are unable to predict the likely duration and severity of any disruption in the domestic and global financial markets.

Recent health trends could adversely affect our financial performance.

Disease outbreaks and epidemics affecting human health could have a negative impact on our future business operations. Our ability to sell the INVOcell could be adversely affected by an outbreak of certain diseases, such as the Zika virus outbreak, that affect women’s health and even more particularly pregnant woman’s health. Such outbreaks and epidemics could reduce the demand for ART services including INVO, which ultimately will impact the Company’s sales and business operations.

Social media platforms present risks and challenges.

The unauthorized use of certain social media vehicles could result in the improper collection and/or dissemination of personally identifiable information causing brand damage and various legal implications. In addition, negative or inaccurate social media posts or comments about the Company on any social networking site could damage the Company’s brand, reputation, and goodwill.

Risks Related to Our Common Stock

The significant number of common shares registered for resale pursuant to the registration statement and common shares issuable upon conversion of outstanding notes could adversely affect the trading price of our common shares.

The sale of substantial amounts of our common stock at any particular time could cause the trading price of our common stock to decline significantly. On December 20, 2018 the Company filed a Registration Statement on Form S-1 (the “Registration Statement”) wherein the Company is seeking to register 48,856,080 shares of common stock for resale.. If our existing stockholders sell substantial amounts of our common stock under the registration statement, including the shares issued upon the conversion of the notes, in the public market, or if the public perceives that such sales could occur, this could have an adverse impact on the market price of our common stock, even if there is no relationship between such sales and the performance of our business.

Our common stock is subject to risks arising from restrictions on reliance on Rule 144 by shell companies or former shell companies.

Under a regulation of the SEC known as “Rule 144”, a person who has beneficially owned restricted securities of an issuer and who is not an affiliate of that issuer may sell them without registration under the Securities Act provided that certain conditions have been met. However, Rule 144 is unavailable for the resale of securities issued by an issuer that is a shell company or that has been at any time previously a shell company. The SEC defines a shell company as a company that has no or nominal operations and either (i) no or nominal assets, (ii) assets consisting solely of cash and cash equivalents, or (iii) assets consisting of any amount of cash and cash equivalent sand nominal other assets. The Company is a former shell company.

The SEC has provided an exception to this unavailability if and for as long as the following conditions are met: (a) the issuer of the securities that was formerly a shell company has ceased to be a shell company; (b) the issuer of the securities is subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act; (c) the issuer of the securities has filed all Exchange Act reports and materials required to be filed, as applicable during the preceding 12 months, other than certain Current Reports on Form 8-k; and (d) at least one (1) year has elapsed form the time the issuer filed current comprehensive disclosure with the SEC reflecting its status as an entity that it is not a shell company.

Because of the Company’s prior history as a shell company, stockholders who receive our restricted securities will only be able to sell them pursuant to Rule 144 without registration for only as long as we continue to meet the requirements set forth above. No assurance can be given that we will meet these requirements or that we will continue to do so. Furthermore, any non-registered securities we sell in the future or issue will have limited or no liquidity until and unless such securities are registered with the SEC and/or until we comply with the foregoing requirements.

As a result, it may be harder for the Company to raise funding through the sale of debt or equity securities unless we agree to register such securities with the SEC, which could cause the Company to deploy additional resources. In addition, if we are unable to attract additional capital, it could have an adverse impact on our ability to implement our business plan and/or sustain our operations. Our status as a former “shell company” could prevent us from raising additional funds to develop additional technological advancements, which could cause the value of our securities to decline in value.

A significant portion of the ownership of our common stock is concentrated in a small number of investors, some of whom are affiliated with our Board of Directors and management.

Our management and Board of Directors, own approximately 24% of the Company’s issued and outstanding shares of common stock. By virtue of such holdings, they have the ability to exercise significant influence over the Company’s business and fairs, including matters requiring approval by our stockholders including but not limited to the following actions:

●	the election of the Board of Directors;
●	amending the Company’s Articles of Incorporation or bylaws; and
●	approving a merger, sale of assets, or other corporate transaction.

As a result, the Company’s stock ownership profile may discourage a potential acquirer from seeking to acquire shares of our common stock, which in turn could reduce our stock price.

Our directors have the right to authorize the issuance of shares of our preferred stock and additional shares of our common stock.

Our directors, within the limitations and restrictions contained in our Articles of Incorporation and without further action by our shareholders, have the authority to issue shares of preferred stock from time to time in one or more series and to fix the number of shares and the relative conversion and voting rights, and terms of redemption, liquidation preferences and any other preferences, special rights and qualifications of any such series.  While we have no intention of issuing shares of preferred stock at the present time, we continue to seek to raise capital through the sale of our securities and may issue shares of preferred stock in connection with a particular investment.  Any issuance of shares of preferred stock could adversely affect the rights of holders of our common stock.

Should we issue additional shares of our common stock at a later time, each investor’s ownership interest in our stock would be proportionally reduced.

Following effectiveness of the Registration Statement, as a publicly traded company, INVO Bioscience will be subject to the reporting requirements of U.S. federal securities laws, which can be expensive.

INVO Bioscience is a public reporting company and, accordingly, is subject to the information and reporting requirements of the Securities Exchange Act of 1934 (the “Exchange Act”), and other federal securities laws, including compliance with the Sarbanes-Oxley Act of 2002. We are required to prepare and file annual and quarterly reports, proxy statements and other information with the SEC and furnishing audited reports. Compliance with such reporting requirements is both timely and costly for the Company. We may need to hire additional financial reporting, internal control, and other finance personnel in order to develop and implement appropriate internal controls and reporting procedures.

Failure to comply with internal control attestation requirements could lead to loss of public confidence in our financial statements and negatively impact our stock price.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to conduct an annual management assessment of the effectiveness of our internal controls over finical reporting. In connection, our independent registered public accounting firm is required to attest to whether our management’s assessment is fairly stated in all material respects and separately report on whether it believes we maintained, in all material respects, effective internal controls over our financial reporting.  If we fail to timely develop our internal controls, and management is unable to make this assessment, or, once required, if the independent registered public accounting firm cannot timely attest to this assessment, we could be subject to regulatory sanctions. As a result, a loss of public confidence in our financial controls and the reliability of our financial statements may develop ultimately negatively impacting our stock price and our ability to raise additional capital when and as needed.

Because of the Company’s limited resources and limited number of employees, management concluded that, as of December 31, 2018, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

We will incur costs and demands upon management as a result of complying with the laws and regulations affecting a public company, which could adversely affect our operating results.

As a public company, we will incur significant legal, accounting and other expenses. In addition, the Sarbanes-Oxley Act of 2002 and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules implemented by the SEC and the securities exchanges, require certain corporate governance practices for public companies. Our management and other personnel have devoted and expect to continue to devote a substantial amount of time to public reporting requirements and corporate governance. These rules and regulations have significantly increase our legal and financial compliance costs and made some activities more time-consuming and costly. If these costs are not offset by increased revenues and improved financial performance, our financial condition and results of operations may be materially adversely affected. These rules and regulations also make it more difficult and more expensive for us to obtain director and officer liability insurance in the future. Additionally, we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified personnel to serve on our board of directors or as executive officers.

The indemnification rights provided to our directors, officers and employees may result in substantial expenditures by our company and may discourage lawsuits against its directors, officers and employees.

Our Articles of Incorporation and applicable Nevada law provide for the indemnification of our directors, officers, employees. The foregoing indemnification obligations could result in us incurring substantial expenditures to cover the costs of settlement or damage awards against directors, officers and employees, which we may be unable to recoup. These provisions and resultant costs may also discourage us from brining a lawsuit against out directors and officers for breaches of their fiduciary duties, and may similarly discourage the filing of derivative litigation by our stockholders against our directs or officer even though such actions, if successful, might otherwise benefit us and our stockholders.

Our shares of common stock are thinly traded, and the price may not reflect our value; there can be no assurance that there will be an active market for our shares now or in the future.

We have a trading symbol for our common stock (“IVOB”), which permits our shares to be traded on the OTCQB - Venture Market.

Our shares of common stock are thinly traded on the OTCQB, and as such the price, if traded, may not reflect our value.  There can be no assurance that there will be an active market for our shares of common stock either now or in the future.  The market liquidity will be dependent on, among other things, the perception of our operating business and any steps that our management might take to bring us to the awareness of investors.  There can be no assurance given that there will be any awareness generated or, if given, that it will be positive.

Consequently, investors may not be able to liquidate their investment or may be able to liquidate it only at a price that does not reflect the value of the business.  If a more active market should develop, the price may be highly volatile.  Due to the possibility of our common stock being priced lower than its actual value, many brokerage firms may not be willing to effect transactions in the securities.  Even if an investor finds a broker willing to effect a transaction in the shares of our common stock, the combination of brokerage commissions, transfer fees, taxes, if any, and any other selling costs may exceed the selling price.  Further, many lending institutions will not permit the use of such shares of common stock as collateral for any loans.

If we fail to remain current on our reporting requirements, we could be removed from the OTCQB, which would limit the ability of broker-dealers to sell our securities and the ability of shareholders to sell their securities in the secondary market.

As a company trading on the OTCQB, we must be reporting issuers under Sections 13 or 15(d) of the Exchange Act, and must be current in their reports under Section 13 of the Exchange Act, in order to maintain price quotation privilege.  If we fail to remain current on our reporting requirements, we could be removed from the OTCQB.  As a result, the market liquidity for our securities could be adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of shareholders to sell their securities in the secondary market.

Shareholders may be diluted significantly through our efforts to obtain financing and from issuance of additional shares of our common stock, including such issuances of shares for services.

To satisfy certain financial obligations, we have issued and may continue to issue shares of our common stock and we have incurred and may continue to incur debt, which may be convertible into shares of our common stock.  We may attempt to raise capital by selling shares of our common stock, possibly with warrants, which may be issued or exercised at a discount to the market price for our common stock.  These actions would result in dilution of the ownership interests of existing shareholders, and may further dilute the common stock book value, and that dilution may be material.  Such issuances may also serve to enhance existing management’s ability to control INVO as the shares may be issued to our officers, directors, new employees, or other related parties.

We have convertible notes outstanding, which could give rise to additional issuances of our common stock, potential dilution of ownership to existing stockholders and volatility in the price of our securities.

As of December 31, 2018, we have outstanding convertible notes with an aggregate principal amount of approximately, $730,000, which are convertible into shares at the following varying conversion prices: notes totaling $695,000 convertible at $0.20 per share, a $25,000 note convertible at $0.03 per share and a $10,000 note convertible at $0.01 per share, subject to adjustment in accordance with the terms of such notes. In the event the convertible notes are converted into shares of common stock, the issuance of shares of our common stock upon such conversion will result in dilution of ownership to existing stockholders.

Our common stock may be subject to the “penny stock” rules of the SEC, which will make the shares of our common stock more difficult to sell.

Our shares of common stock are subject to the “penny stock” rules of the Exchange Act. The Exchange Act defines “penny stock” as any equity security that has a market price of less than $5.00 per share, subject to certain restrictions. We anticipate our common stock may continue to be considered a penny stock in the future.

The penny stock rules require broker-dealers to deliver to potential investors a standardized risk disclosure document prepared by the SEC, which provides information about penny stocks and the nature and level of risks in the penny stock market.  The broker-dealer must also provide the potential investor current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson, and monthly account statements showing the market value of each penny stock held in the investor’s account.  The bid and offer quotations, and the broker-dealer and salesperson compensation information must be given to the potential investor orally or in writing prior to completing the transaction and must be given to the potential investor in writing before or with the investor’s confirmation.

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

We do not expect to pay any dividends to shareholders.

To date, we have never declared or paid any dividends to our stockholders. Our board of directors does not intend to distribute dividends in the near future.  The declaration, payment and amount of any future dividends will be made at the discretion of the board of directors, and will depend upon, among other things, the results of our operations, cash flows and financial conditions, operating and capital requirements, and other factors as the board of directors considers relevant.  There is no assurance that future dividends will be paid to stockholders. In the event dividends are paid to stockholders, there is no assurance with respect to the amount of any such dividend.

We may have difficulty raising necessary capital to fund operations because of the thin market and market price volatility for our shares of common stock.

Throughout 2018, there has been a thin market for our shares, and the market price for our shares has been volatile.  In recent years, the securities markets in the U.S. and around the world have experienced a high level of price and volume volatility, and the market price of securities of many companies have experienced wide fluctuations that have not necessarily been related to the operations, performances, underlying asset values or prospects of such companies.  For these reasons, we expect our shares of common stock will also be subject to volatility resulting from market forces over which we will have no control.   The success of our products and services may be dependent upon our ability to obtain additional financing through debt and equity or other means. The thin market for our shares, and the volatility in the market price for our shares, may adversely affect our ability to raise needed additional capital.

Item 1B.  Unresolved Staff Comments.

We are not required to respond to this item as we are a smaller reporting company.

Item 2.  Properties

During 2017 and 2018 we did not own any real property, but operated from a rented facility.  We are on a month to month rental arrangement for our principal executive office located at 407R Mystic Avenue, Suite 34C, Medford, MA 02155. We moved into this facility in November 2012.  This facility is rented from a related-party.  See Item 13 “Certain Relationships and Related Transactions, and Director Independence.”  Our current rented facility is sufficient for at least the near-term.

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

Aside from the above-mentioned litigation, neither INVO Bioscience nor Bio X Cell, our wholly-owned subsidiary, either directly or indirectly, are involved in any lawsuit outside the ordinary course of business, the disposition of which would have a material effect upon either our results of operation, financial position, or cash flows.

Item 4.  Mine Safety Disclosures.

Not Applicable

Part II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Trading of our shares of our common stock is on the OTC QB Venture Market tier of the over-the-counter (“OTC”) market under the symbol “IVOB.”  The OTC QB tier is the middle tier of three marketplaces for over-the-counter stocks offered by OTC Market Group.  In July 2018 trading of our shares moved to this OTC QB Venture category because we fulfilled the current reporting requirements to the SEC. Investors can find Real-Time quotes and market information on the Company on www.otcmarkets.com.

Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily reflect actual transactions.

The table below presents the range of high and low sales prices of shares of our common stock by calendar quarter for the last two full fiscal years, on the applicable market, as reported by Yahoo Finance.

Dates	High	Low
January 1, 2018 to March 31, 2018	$0.75	$0.08
April 1, 2018 to June 30, 2018	$0.77	$0.40
July 1, 2018 to September 30, 2018	$0.60	$0.25
October 1, 2018 to December 31, 2018	$0.63	$0.33

January 1, 2017 to March 31, 2017	$0.40	$0.24
April 1, 2017 to June 30, 2017	$0.38	$0.28
July 1, 2017 to September 30, 2017	$0.29	$0.17
October 1, 2017 to December 31, 2017	$0.26	$0.15

As of December 31, 2018 and 2017, there were 154,292,497 and 142,132,374 shares, of registrant’s common stock outstanding, respectively.

Information required with respect to Equity Compensation Plans in this Item 5 is included in Item 11 on page 53 of this report on Form 10-K.

Stockholders

As of December 31, 2018 and 2017, the number of holders of record of Registrant’s Common Stock was approximately 167 and 145, respectively. However, registrant estimates that it has a significantly greater number of beneficial holders of its common stock because a number of shares of registrant’s common stock are held of record by broker-dealers for their customers in street name.

Dividend Policy

We have never declared or paid a dividend on our common stock.  We intend to retain future earnings (if any) to fund development and growth of our business, rather than to pay them as dividends, for the foreseeable future.

Compensation Plan

During the periods of 2018 and 2017, we do not have any equity compensation plans in place.  We intend to implement equity compensation plans in the future when and as we deem appropriate.

Submission of Matters to a Vote of Security Holders

From 2010 through 2018, the company’s shareholders were not asked to vote on any matters.  The last shareholders vote was taken during the fourth quarter of the fiscal year ended December 31, 2008, when the shareholders of INVO Bioscience were requested to vote on the Share Exchange between Emy’s Salsa AJI Distribution Company, Inc. and Bio X Cell, Inc.  See the Form 8-K filed December 8, 2008.  The shareholders of both companies approved the transaction.

Recent Sales of Unregistered Securities

We are not required to provide this information as we are a smaller reporting company.

Purchase of Equity Securities

No repurchase of equity securities were made during the fiscal year.

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

The Share Exchange was accounted for as a “reverse merger” because the former Bio X Cell shareholders owned a majority of the outstanding shares of common stock of Emy’s immediately following the Share Exchange.  Bio X Cell was deemed the acquirer in the reverse merger.  Consequently, the assets and liabilities and the historical operations that are reflected in the financial statements prior to the Share Exchange were those of Bio X Cell and were recorded at the historical cost basis of Bio X Cell and the consolidated financial statements after completion of the Share Exchange include the assets and liabilities of Bio X Cell and historical operations of Bio X Cell.  The financial results included in this Form 10-K are based on INVO Bioscience’s audited balance sheet as of December 31, 2018 and 2017 and related audited statements of operations and stockholders’ deficiency and statements of cash flows for the periods ended December 31, 2018 and 2017, respectively.

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

Sales and Marketing

Our primary focus is the sale of the INVOcell device and training doctors and clinicians in the INVO technology to assist infertile couples in having a baby.  We believe that our proven INVOcell procedure is an effective low-cost alternative to current treatments.  Along with being offered as an option in traditional IVF clinics, the INVO technique may be provided in a physician’s office.  Therefore, the INVO device and technique may be offered by physicians around the world to couples who do not have access to IVF facilities.  Currently, we are authorized to sell the INVOcell device in the United States as of November 2015 after receiving DeNovo class II clearance from the US Food & Drug Administration (FDA) as well as in certain international markets.  As of January 2019 we have an exclusive sales, marketing and distribution agreement with Ferring Pharmaceuticals for the US therefore our primary focus will be in the international markets such as the Middle East, Mexico, Europe and India as well as working on regulatory approvals in the large markets such as China. We have established agreements with distributors and have trained physicians around the world in places such as Canada, South and Central America, India, and Asia.

We anticipate that we will experience quarterly fluctuations in our sales and revenues as a result of our efforts to expand the sales of the INVO technology to new markets.  Operating results will depend upon a couple of items, first how quickly Ferring can execute its business plan in the United States and the timing of signing of agreements with new distributors internationally along with the training of the distributors and their staffs in the INVO procedure.  Since 2016 we had focused our efforts in the US and now with Ferring taking on that role for us as of January 2019, we will focus on supporting Ferring and targeting key markets t outside of the US. We expect International sales will continue to expand in the coming years.  As we are just beginning to get into these markets both US and International sales are difficult to forecast as we do not have any significant history to support our assumptions.  We are committed to our ongoing sales, marketing and development activities to sustain and grow our sales and revenues from our products and services.  However, there can be no assurance that we will be successful in doing so.

During 2017 and 2018, the Company has marketed its products strategically utilizing its limited resources in the most economical fashion possible.  We focused most of our efforts on starting the sales in the United States after the FDA clearance in November 2015.

In January 2019, INVO Bioscience, Inc. (the “Company”) entered into a Distribution & Supply Agreement with Ferring International Center S.A. (“Ferring”), pursuant to which, among other things, the Company granted to Ferring an exclusive license in the United States (the “Territory”) with rights to sublicense under patents related to the Company’s proprietary INVOcell™ intravaginal culture device together with the retention device and any other applicable accessories (collectively, the “Licensed Product”) to market, promote, distribute and sell the Licensed Product with respect to all therapeutic, prophylactic and diagnostic uses of medical devices or pharmaceutical products involving reproductive technology (including infertility treatment) in humans (the “Field”). Ferring is responsible, at its own cost, for all commercialization activities for the Licensed Product in the Field in the United States. The Company does retain a limited exception to the exclusive license granted to Ferring allowing the Company, subject to certain restrictions, to establish up to five clinics that will commercialize INVO cycles in the Territory. We will be looking to work with current doctors in areas of the US where there is demand but currently no IVF facilities. This approach may take many different forms all of which we are willing to explore. The Company retains all commercialization rights for the Licensed Product outside of the United States.  As a result of this new agreement we will be changing our focus in 2019 to support Ferring in the United States and increase our efforts in the marketing and sale of the INVOcell in international markets.

INVO Bioscience attended the American Society of Reproductive Medicine (ASRM) Congress’s over the past few years starting in Baltimore MD in October 2015. The 2018 ASRM Congress was held in Denver, CO and at times we had a waiting line of interested doctors and embryologists at our booth as we discussed the advantages of INVO. The ASRM Congress is a global meeting and doctors from many international countries showed an interest. The INVOcell continues to be well received by many physicians, embryologists and distributors. During these conferences, we have established many contacts and potential interested parties to assist us expand the sale of the INVOcell worldwide.

Starting in November 2016 and through 2018 the Company changed its training process to a more consistent one.  Dr. Kevin Doody of CARE in Bedford, Texas assumed the role of our Medical Director.  Dr. Doody and his team held the first training session at his facility for a group of doctors and embryologists recruited during the 2016 ASRM Congress. The training was very successful and the participants were positive about offering INVO to their patients.  We found this model to provide a standard process that does not have to be adapted to each facility. The training program allows all of the physicians and embryologists to collaborate and discuss ideas of how they are doing things today compared to the new INVO protocol.  It is a free flowing discussion with hands on learning. Dr. Doody will continue in this capacity with Ferring as we move forward together.

The current physicians and embryologists utilizing our solution are very pleased with results they are experiencing with the INVOcell device and INVO Procedure.  Many stated that the embryos they are seeing are healthy and strong and in some cases better than the ones they have been developing in their IVF processes. They are also stating they are achieving equal to or better efficacy rates. The doctors believe these are both related to the fact that the embryos are developing as the woman goes about her normal routines and body temperature fluctuations, so there is body & temperature movement, it is not a constant as it would be in an incubator.  A good number of the practices are starting to order larger quantities on a more regular basis.

The Company’s main focus throughout 2019 will be to focus on the international market. As mentioned above we have hired an IVF sales and marketing professional to support the international efforts.

In the second quarter of 2016, the first post-FDA cleared US baby from the INVOcell and INVO procedure was born in Texas.

Physicians outside the United States have demonstrated that their patients would like to see current success rates within their own geographic and cultural areas.  We have and will continue to assist them in sponsoring clinical and marketing trials for “in-country” data.  One of the things we have found is that, without an INVO Bioscience employee or representative “in country” focused on the INVO technology, our sales and opportunities were limited. With the hiring of the new Business Development VP, who has built a strong foundation of relationships over the years in the international IVF market, we believe we will make progress in penetrating international markets in 2019.

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

Our most significant challenge in growing our business has been our limited resources.  As of December 31, 2018, we generally require approximately $200,000 per month to fund our current normal operations.  Over the prior years we had reduced this by, among other things, officers and directors foregoing salaries and fees and not engaging in certain activities so that we could avoid incurring certain expenses (such as travel and marketing costs). As a result of the Ferring agreement and upfront payment, we anticipate our expenses will increase as we expand our sales and marketing efforts and develop new products and services. Our cash needs are primarily attributable to funding our sales and marketing efforts, strengthening our training capabilities, satisfying existing obligations, funding a future U.S. FDA clinical trial for additional product indications, and building an administrative infrastructure, including costs and professional fees associated with being a public company.

We believe we are taking the necessary steps to ultimately provide the company with the capital resources we need to execute our business plan and grow the business.

The exact amount of additional funds we are able to raise, if any, will determine how aggressively we can continue to grow, what additional projects we will be able to undertake, and when.  No assurance can be given that we will be able to raise any additional capital.  If we are unable to raise additional capital, we may be required to slow down some activities.

Selling, general and administrative expenses were approximately $3,038,068 and $870,612 respectively for the years ended December 31, 2018 and 2017.  Throughout this period, we continued to control our spending and use our resources carefully.  The $2,167,456 increase in selling, general and administrative expenses in 2018 was the result of the Board of Directors issuing shares to the Board itself and consultants, including a one- time issuance with a value of $1,530,000 for pre and post FDA clearance support services for a total of $1,850,000 during 2018. 876,672 shares were issued in 2017 with a value of $215,132 for services.

Throughout the period 2017 to 2018 we incurred annual net losses as we continued to market our product and proprietary process as we endeavored to increase our revenue base.  It is expected that we will continue to generate net losses through 2019.

We cannot accurately predict what our level of activity will be over the next 12-24 months.  However, INVO Bioscience anticipates that it will continue to launch the sale of the INVOcell device and INVO procedure in the U.S. through our agreement with Ferring Pharmaceuticals, and in the Mideast, Asia, South America, and India through new distributor partnerships, IVF centers and physicians.

To achieve this plan, we may additional financing.  As we expand our distribution base, our costs and expenses may exceed the cash flow being generated and therefore we may require additional capital.  There is no guaranty that we will be able to raise any additional financing or when, or that we will be able to raise such funds on terms acceptable to us.

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

For the years ended December 31, 2018 and 2017, we had net losses of approximately $3,076,000 and $702,000, respectively. The net loss in 2018 was significantly higher than 2017 due to the Company issuing shares to certain Board Members and our Medical Director who were compensated in shares with a value of $1,530,000 for services provided during and following the FDA review and acceptance. We had significant working capital deficiencies in both 2018 and 2017 of $2,770,000 and $4,892,000 respectively.  As of December 31, 2018 our stockholder’s deficiency was $2,724,000 compared to $4,992,000 as of December 31, 2017 and cash used in operations was $653,000 for 2018 compared to $181,000 for the year ended December 31, 2017.  This raises substantial doubt about our ability to continue as a going concern.  Our ability to continue as a going concern is dependent on, among other things, our ability to raise additional capital and implement our business plan.  See “Risk Factors.”  Our financial statements attached do not include any adjustments that might be necessary if we are unable to continue as a going concern. We finalized our new distribution and supply agreements with Ferring on January 14, 2019 and as part of the closing process the Company received a $5 million one-time license payment. We believe this along with our anticipated sales from the agreement as well as other revenues will provide the Company with cash resources it needs for the next 12-24 months. We may continue to seek alternative funding to execute our longer term business plan.

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

Revenue Recognition

The Company recognizes revenue on arrangements in accordance with ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services.

Recent Accounting Pronouncements

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

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which intends to simplify several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, a choice to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. The Company adopted this ASU in Fiscal 2018 and it did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

In July 2017, FASB issued ASU 2017-11 (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception (“ASU 2017-11”). The new standard simplifies the accounting for certain financial instruments with down round features. Part I of ASU 2017-11 changes the classification analysis of certain equity-linked financial instruments, such as warrants and embedded conversion features, such that a down round feature is disregarded when assessing whether the instrument is indexed to an entity’s own stock under Subtopic 815-40, Contracts in Entity’s Own Equity.  As a result, a down round feature, by itself, no longer requires an instrument to be re-measured at fair value through earnings each period, although all other aspects of the indexation guidance under Subtopic 815-40 continue to apply.  Part II of ASU 2017-11 re-characterizes the indefinite deferral of certain provisions of Topic 480, Distinguishing Liabilities from Equity, (currently presented as pending content in the Codification) as a scope exception.  No change in practice is expected as a result of these amendments.  The new standard is effective for fiscal years beginning after December 15, 2018, early adoption is permitted. The amendments in Part II have no accounting impact and therefore do not have an associated effective date. The Company decided to early adopt this ASU 2017-11 and applied it to the convertible notes it issued during the year which are reflected in this Form 10K.Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting. In May 2017, the FASB issued ASU No. 2017-09 which was issued to clarify and reduce both (i) diversity in practice and (ii) cost and complexity when applying the guidance in Topic 718, “Compensation – Stock Compensation” to changes in the terms and conditions of a share-based payment award. This update is effective for the Company in the fiscal year beginning October 1, 2018. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

Leases (Topic 842). In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires lessees to put most leases on their balance sheets by recognizing a lessee’s rights and obligations, while expenses will continue to be recognized in a similar manner to today’s legacy lease accounting guidance. This ASU could also significantly affect the financial ratios used for external reporting and other purposes, such as debt covenant compliance. This new guidance is effective for the Company beginning in fiscal 2020, with early adoption permitted. In July 20I8, the FASB issued ASU 20I8-11, Leases (Topic 842), Targeted Improvements which provides an additional transition method that allows entities to recognize a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption. The Company is currently in the process of assessing the impact of this ASU on its consolidated financial statements with the intention to adopt this ASU in fiscal year 2020.

Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. In January 2017, the FASB issued ASU 2017-04 which simplifies the test for goodwill impairment by eliminating Step 2 from the Goodwill impairment test. This new guidance is effective for the Company beginning in fiscal year 2021. The adoption of this standard is not expected to have a material impact on the Company’s financial statements.

Management does not believe that any other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the accompanying condensed consolidated financial statements.

Results of Operations

Comparison of the years ended December 31, 2018 and 2017

Net Sales and Revenues

Net sales and revenues for year ended December 31, 2018 were approximately $494,000, compared to approximately $282,000 for the same twelve month period ended December 31, 2017. We believe this improvement is the result of the INVO Bioscience team continually reaching out to doctors to introduce them to the INVO Procedure.  These revenues include the shipment of lower introductory price products as we have started to penetrate the U.S. Assisted Reproductive Technology (ART) market.  We anticipate we will continue to offer training promotions as we continue to reach out to new international doctors and embryologists so they may see the benefits of INVO’s new and disruptive technology. The process of bringing a new facility up and running takes about 6-9 months before we start to see an initial ordering pattern. In both 2018 and 2017 we trained 15 doctors and their embryologists that support them on the unique differences of the INVO Procedure.   More than half of these practices are still working through how to properly integrate and recruit patients for the INVO offering. The others have worked through the initial phases and are now reaching new patients they never would have been able to assist before and seeing positive results.

Cost of goods sold for the twelve months ended December 31, 2018 were $90,000 or approximately 18% of revenues compared to $52,000 or the same cost percentage at 18% of revenues for the year ended December 31, 2017.   We are taking steps to continually lower our costs and improve our gross margin while delivering high quality products for a fair price.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $3,038,000 in fiscal 2018 an increase of $2,167,000 for the year ended December 31, 2018 compared to the year ended December 31, 2017 from $871,000. This was the result of the issuance of 5,984,000 shares of restricted common stock, a non-cash expense to the board of directors, employees, and consultants/service providers. During 2018 INVO Bioscience continued what it had started in 2016 to market the INVOcell and INVO Procedure across the United States. We continually update our website and issue press releases when key events occur.  We have been able to market and demonstrate the INVOcell for the past few years at the Annual American Society Reproductive Medicine (ASRM) Congress held in Denver, CO, San Antonio, TX, and Salt Lake City, UT. The product and the Company were very well received and had hundreds of visitors and interest during the three days of the Congresses.  As in all the years past, the Company kept tight control over spending and only purchased the required basic services.

Research and Development Expenses

The Company did not fund any research and development (“R&D”) efforts in 2018 or 2017 as a result of its limited funds.  Its limited resources were devoted to basic corporate expenses and training new distributors and physicians. We anticipate an increase in R&D spending in the future as we have a number of product improvement ideas and would like to expand our patents.

Interest Expense, Financing Fees and Loss on Settlement of Debt

Interest expense and financing fees increased to approximately $442,000 for the year ended December 31, 2018 compared to approximately $62,000 for the same period in 2017. This increase was the related to the issuance of the 2018 Convertible Notes, including the interest earned on the notes, the quarterly amortization of the note discount and the conversion of three of the notes into common stock during the fourth quarter. The 2017 expense was related to a majority of the 2009 note holders converting their notes into restricted shares of common stock. See Notes 6 and 8 in the consolidated financial statements included herein.  This 2017 note conversions also caused a loss on the settlement of that debt in the amount of $41,000 in 2017.

Income Taxes

The Company had aggregate unused net operating losses at December 31, 2018 and 2017, of approximate $21,708,000 and $18,645,000, respectively, which expire at various times through 2038 and are subject to limitations of Section 382 of the Internal Revenue Code of 1986, as amended.  The deferred tax asset related to the net operating loss carry forward was approximately$4,124,000 and $3,730,000 at December 31, 2018 and 2017, respectively.

The Company has provided valuation reserves against the full amount of the net operating loss benefit, since in the opinion of management based upon the earning history of the Company, it is more likely than not that the benefits will not be realized.

Net Loss

The net loss for the twelve months ended December 31, 2018 was approximately $3,076,000 as compared to a net loss of approximately $702,000 for the same twelve month period in 2017. The primary reason for the decrease in net loss was the result of the 2018 issuance of 5,984,000 shares of restricted common stock, a non-cash expense to the board of directors, employees and consultants for their services in 2018 as well as earlier years. In addition there was an a $421,000 non cash increase in the interest and financing expenses as a result of the 2018 Convertible Notes issuance and conversion of some of those notes.

Liquidity and Capital Resources

Prior to receiving the $5,000,000 licensing fee in January 2019 as a result of the Ferring transaction our lack of financial resources was the Company’s major challenge.

As of December 31, 2018, we had approximately $212,000 in cash compared to approximately $26,000 at December 31, 2017.  Net cash used by operating activities in 2018 was approximately $653,000, as compared to net cash used by operating activities of approximately $181,000 for 2017.  The increase in net cash used was due to increasing our funds available in 2018 after our private placement of convertible notes was completed in May, which raised approximately $1 million.   During 2018 we partially compensated employees and consultants for their services, pay down existing obligations and work on the next generation of the INVOCell. In 2017 funds were used for patent protection, legal fees, training SEC compliance and basic office support (such as rent, telephone and the website).  Since early 2009, all current employees and directors have continued to assist INVO Bioscience in its funding requirements by deferring their compensation.

In 2018, INVO Bioscience invested $19,400 in a new mold to produce its own retention device to allow us to offer a lower cost alternative to our customers. Currently we are procuring the basic FDA cleared retention device from a noted and reputable third party and then having it customized to our specifications at a local ISO 13485 Certified and FDA inspected facility. No cash was used from 2017 in investing activities.

During 2018, $859,000 cash was provided by financing activities The Company raised $895,000 from the issuance of the 2018 Convertible Notes and $77,000 from the issuance of restricted shares as part of our private placement in January 2018. Offsetting this was $113,000 of payments made on related party notes.   During 2017, $55,000 cash was provided by financing activities. One shareholder purchased $45,000 of restricted shares of common stock and the other shareholder purchased $10,000 of restricted shares of common stock.

Our registered independent certified public accountants have stated in their report dated April 16, 2019, that we have generated negative cash outflows from operating activities, experienced recurring net operating losses, and are dependent on securing additional equity and debt financing to support our business efforts.  As reflected in their audit report, our registered independent certified public accountants indicated that these factors, among others, raise substantial doubt about our ability to continue as a going concern.

Our existing cash resources, cash flow from operations will not provide adequate resources for supporting operations during fiscal 2019. As announced we entered into a Distribution & Supply Agreement with Ferring International Center S.A. in the fourth quarter of 2018 to market, promote, distribute and sell our products within the United States. We completed this arrangement on January 14, 2019 and as part of the closing process the Company received a $5 million one-time license payment. We believe this along with our anticipated sales from the agreement as well as other revenues will provide the Company with cash resources it needs for the next 12-24 months. We will be utilizing some of this funding to pay down existing liabilities and a portion of our accrued compensation balance. We may continue to seek alternative funding to execute our longer term business plan.  Although there can be no assurance that an additional source of funding will materialize, we currently believe that we will be able to obtain the funding we need to continue to expand our business.  However, if we do not raise additional capital in the near future we may have to curtail our spending.

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

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Invo Bioscience, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Invo Bioscience, Inc.  (“Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred losses from operations since inception and has a net stockholders’ deficiency. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 2 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Liggett & Webb, P.A.

We have served as the Company's auditor since 2011.

New York, New York

April 16, 2019

INVO Bioscience, Inc.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2018	2017
ASSETS
Current assets
Cash	$212,243	$25,759
Accounts receivable net	225,899	86,697
Inventory, net	43,513	58,879
Prepaid expense	249,454	63,050
Total current assets	731,109	234,385

Property and equipment, net	34,446	15,700

Other Assets
Capitalized patents, net	11,792	16,328
Total other assets	11,792	16,328

Total assets	$777,347	$266,413

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities
Accounts payable and accrued liabilities, including related parties	$571,828	$960,725
Accrued compensation	2,515,256	3,955,190
Deferred revenue	18,895	-
Note payable - related party	97,743	210,888
Note payable	131,722	-
Convertible notes, net of discount of $497,961	157,039	-
Convertible notes, related party - net of discount of $30,913	9,087	-
Total current liabilities	3,501,570	5,126,803

Note payable - long term	-	131,722

Total liabilities	3,501,570	5,258,525

Commitments and contingencies (Note 12)	-	-

Stockholder's deficiency
Preferred Stock, $.0001 par value; 100,000,000 shares authorized; No shares issued and outstanding as of December 31, 2018 and 2017, respectively	-	-
Common Stock, $.0001 par value; 200,000,000 shares authorized; 154,292,497 and 142,132,374 issued and outstanding as of December 31, 2018 and 2017, respectively	15,429	14,213
Additional paid-in capital	18,981,570	13,638,806
Accumulated deficit	(21,721,222)	(18,645,131)
Total stockholder's deficiency	(2,724,223)	(4,992,112)

Total liabilities and stockholders' deficiency	$777,347	$266,413

The accompanying notes are an integral part of these consolidated financial statements.

INVO Bioscience, Inc.

CONSOLIDATED STATEMENTS OF LOSSES

	For the Year	For the Year
	Ended	Ended
	December 31,	December 31,
	2018	2017

Revenue	$494,375	$282,145
Cost of Goods Sold	90,367	51,954

Gross Margin	404,008	230,191

Selling, general and administrative expenses	3,038,068	870,612
Total operating expenses	3,038,068	870,612

Loss from operations	(2,634,060)	(640,421)

Loss on settlement of debt	-	40,869
Interest expense	442,031	20,873
Total other expenses	442,031	61,742

Loss before income taxes	(3,076,091)	(702,163)

Provision for income taxes	-	-

Net Loss	$(3,076,091)	$(702,163)

Basic net loss per weighted average shares of common stock	$(0.02)	$(0.00)

Diluted net loss per weighted average shares of common stock	$(0.02)	$(0.00)

Basic weighted average number of shares of common stock	147,333,051	141,305,050

Diluted weighted average number of shares of common stock	147,333,051	141,305,050

The accompanying notes are an integral part of these consolidated financial statements.

INVO Bioscience, Inc.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY

For the Period January 1, 2017 to December 31, 2018

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total
Balance, December 31, 2016	140,596,646	$14,059	$13,311,263	$(17,942,968)	$(4,617,646)

Common stock issued for services	876,672	88	215,044	-	215,132
Common stock issued for cash	318,056	32	54,593	-	54,625
Common stock issued for convertible notes & interest	341,000	34	57,906	-	57,940
Net loss for the twelve months ended December 31, 2017				(702,163)	(702,163)
Balance, December 31, 2017	142,132,374	$14,213	$13,638,806	$(18,645,131)	$(4,992,112)

Common stock issued for cash	410,000	41	76,959	-	77,000
Common stock issued to directors and employees	6,782,382	678	2,316,555	-	2,317,233
Common stock issued to service providers	3,912,326	391	1,843,273	-	1,843,664
Conversion of notes payable and accrued interest	1,055,415	106	210,977	-	211,083
Discount on convertible notes payable	-	-	895,000	-	895,000
Net loss for the twelve months ended December 31, 2018	-	-	-	(3,076,091)	(3,076,091)
Balance, December 31, 2018	154,292,497	$15,429	$18,981,570	$(21,721,222)	$(2,724,223)

The accompanying notes are an integral part of these consolidated financial statements.

INVO Bioscience, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year	For the Year
	Ended	Ended
	December 31,	December 31,
	2018	2017

Cash flows from operating activities:
Net loss	$(3,076,091)	$(702,163)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash stock compensation issued for services	2,092,664	215,132
Loss on settlement of debt	-	40,869
Amortization of discount on notes payable	366,126	-
Depreciation and amortization	5,190	2,810
Changes in assets and liabilities:
Accounts receivable	(139,202)	(83,903)
Inventories	15,366	26,331
Prepaid expenses and other current assets	200,596	(52,070)
Deferred revenue	18,895	-
Accounts payable and accrued expenses	(377,814)	(5,346)
Accrued interest - related party	-	(1,730)
Accrued compensation	241,299	378,800
Net cash (used) in operating activities	(652,971)	(181,270)

Cash flows from investing activities:
Payments to acquire property, plant and equipment	(19,400)	-
Net cash (used) in investing activities	(19,400)	-

Cash flows from financing activities:
Proceeds from the sale of common stock	47,000	54,625
Proceeds from the sale of common stock - related parties	30,000	-
Proceeds from convertible notes payable	855,000	-
Proceeds from convertible notes payable - related parties	40,000	-
Principal payments on note payable - related parties	(113,145)	-
Net cash provided by financing activities	858,855	54,625

Increase (decrease) in cash and cash equivalents	186,484	(126,645)

Cash and cash equivalents at beginning of period	25,759	152,404

Cash and cash equivalents at end of period	$212,243	$25,759

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Interest	$6,071	$-

Taxes	$912	$912

Common stock issued upon note payable and accrued interest conversion	$211,083	$57,940

Common stock issued for prepaid services	$387,000	$-

Beneficial conversion feature on convertible notes	$895,000	$-

Common stock issued for accrued compensation	$1,681,233	$-

The accompanying notes are an integral part of these consolidated financial statements.

INVO BIOSCIENCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 and 2017

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) General

INVO Bioscience, Inc. (“the Company”) offers novel solutions in assisted reproductive technologies while expanding geographic and affordable access to the global reproductive health care community.  Our primary focus is the manufacture and sale of the INVOcell device and the INVO technology to assist infertile couples in having a baby.  We designed our INVOcell device and our INVO procedure to provide an alternative infertility treatment for the patient and the clinician.  The INVO procedure is less expensive and simpler to perform than other comparable infertility treatments.  The simplicity of the INVO procedure relates to the ability to potentially perform the INVO procedure in a physician’s practice rather than in a specialized facility at a much lower cost overall than current infertility treatments.

We believe that the INVO procedure will make infertility treatment more readily available throughout the world.  The INVO procedure is less costly than conventional IVF.  The INVOcell device and INVO procedure facilitates conception and embryo development inside the woman’s body, rather than in a dish in a laboratory, which is an attractive feature for many couples.

Through December 31, 2018, we have generated minimal revenues, have incurred significant expenses and have sustained losses.  Consequently, our operations are subject to all the risks inherent in the establishment of a new business enterprise.

On November 3, 2015, the Company issued a press release reporting the U.S. Food and Drug Administration (“FDA”) has granted the Company’s de novo request for the INVOcell to allow the marketing, sale and use in the United States.

On November 12, 2018, the Company entered into a Distribution Agreement with Ferring pursuant to which, among other things, the Company granted to Ferring an exclusive license in the United States  with rights to sublicense under patents related to the Company’s proprietary intravaginal culture device known as INVOcell™, together with the retention device and any other applicable accessories to market, promote, distribute and sell the Licensed Product with respect to all therapeutic, prophylactic and diagnostic uses of medical devices or pharmaceutical products involving reproductive technology (including infertility treatment) in humans (the “Field”). Ferring is responsible, at its own cost, for all commercialization activities for the Licensed Product in the Field in the United States. The Company does retain a limited exception to the exclusive license granted to Ferring allowing the Company, subject to certain restrictions, to establish up to five clinics that will commercialize INVO cycles in the United States. The Company retains all commercialization rights for the Licensed Product outside of the United States.

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

(D) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.  The Company had the amounts of cash and cash equivalents on its balance sheets as of December 31, 2018 and 2017 of $212,243 and $25,759, respectively.

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

(H) Loss Per Share

Basic loss per share calculations are computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include securities or other contracts to issue common stock that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the years ended December 31, 2018 and 2017, as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

	Twelve Months Ended December 31,
	2018	2017
Loss to common shareholders (Numerator)	$(3,076,091)	$(702,163)
Basic and diluted weighted-average number of common shares outstanding (Denominator)	147,333,051	141,305,050

The Company has excluded the following dilutive securities from the calculation of fully-diluted shares outstanding because the result would have been anti-dilutive:

	Twelve Months Ended December 31,
	2018	2017
Effect of dilutive common stock equivalents:
Convertible notes and interest	6,020,200	3,391,300
Total	6,020,200	3,391,300

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

(L) Concentration of Credit Risk

Cash includes amounts deposited in financial institutions in excess of insurable Federal Deposit Insurance Corporation (FDIC) limits. As of December 31, 2018, the Company had no cash balances in excess of FDIC limits.

(M) Revenue Recognition

The Company will recognize revenue on arrangements in accordance with ASC 606 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services.

(N) Long- Lived Assets

Long-lived assets and certain identifiable assets related to those assets are periodically reviewed for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable.  If the non-discounted future cash flows of the enterprise are less than their carrying amount, their carrying amounts are reduced to the fair value and an impairment loss recognized.  There was no impairment recorded from January 5, 2007 (inception) to December 31, 2018.

(O) Reclassifications

Certain reclassifications have been made in prior year’s financial statements to conform to classifications used in the current year.

(P) Recent Accounting Pronouncements

In May 2014, the FASB issued ASC 606, Revenue from Contracts with Customers (“ASC 606”). The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. The standard is effective for annual periods beginning after December 15, 2017, and interim periods therein.

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

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which intends to simplify several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, a choice to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. The Company adopted this ASU in Fiscal 2018 and it did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

In July 2017, FASB issued ASU 2017-11 (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception (“ASU 2017-11”). The new standard simplifies the accounting for certain financial instruments with down round features. Part I of ASU 2017-11 changes the classification analysis of certain equity-linked financial instruments, such as warrants and embedded conversion features, such that a down round feature is disregarded when assessing whether the instrument is indexed to an entity’s own stock under Subtopic 815-40, Contracts in Entity’s Own Equity.  As a result, a down round feature, by itself, no longer requires an instrument to be re-measured at fair value through earnings each period, although all other aspects of the indexation guidance under Subtopic 815-40 continue to apply.  Part II of ASU 2017-11 re-characterizes the indefinite deferral of certain provisions of Topic 480, Distinguishing Liabilities from Equity, (currently presented as pending content in the Codification) as a scope exception.  No change in practice is expected as a result of these amendments.  The new standard is effective for fiscal years beginning after December 15, 2018, early adoption is permitted. The amendments in Part II have no accounting impact and therefore do not have an associated effective date. The Company decided to early adopt this ASU 2017-11 and applied it to the convertible notes it issued during the quarter which are reflected in this Form 10Q.

Management was not aware of any accounting issued, but not yet effective accounting standards, if currently adopted would have material effect on the consolidated financial statements.

NOTE 2	GOING CONCERN

The Company commenced operations in December 2008. During the year ended December 31, 2018, the Company had a net loss of $3,076,000 and cash used in operations of $653,000. At December 31, 2018, the Company had a working capital deficiency of $2,770,000 and a stockholder deficiency of $2,724,000. This raises substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.

NOTE 3	INVENTORY

The Company had inventory in the following amounts:

	December 31, 2018	December 31, 2017
Work in Process	$30,689	$24,357
Finished Goods	12,824	34,522
Total Inventory	$43,513	$58,879

NOTE 4	PROPERTY AND EQUIPMENT

The estimated useful lives and accumulated depreciation for furniture, equipment and software are as follows:

Estimated Useful Life
Molds	3 to 7 years

	December 31, 2018	December 31, 2017
Manufacturing Equipment- Molds	$70,363	$50,963
Accumulated Depreciation	(35,917)	(35,263)
	$34,446	$15,700

The Company recorded $654 and $0 depreciation expense in 2018 and 2017 as its earlier equipment was fully depreciated.

NOTE 5	PATENTS

The Company capitalizes the initial expense related to establishing the patent by country and then amortizes the expense over the life of the patent, typically 20 years.  It then expenses annual filing fees to maintain the patents.  The Company regularly reviews the value of the patent in the market place in proportion to the expense it must spend to maintain the patent.

The Company has recorded the following patent costs:

	December 31, 2018	December 31, 2017
Total Patents	$77,743	$77,743
Accumulated Amortization	(65,951)	(61,415)
Patent costs, net	$11,792	$16,328

The Company recorded amortization expense as follows:

Twelve Months Ended December 31,
2018	2017
$4,536	$2,810

In 2011, the decision was made to not to pay the renewal fees and expedite the amortization of the original patent which expired in 2012.  It was also decided to not spend its limited funds in defending the INVO Block patent as it only has value to the Company. The Company continues to pay the annual renewal fees on its active patents.

Estimated amortization expense as of December 31, 2018 is as follows:

Years ended December 31,
2019	$4,536
2020	1,809
2021	1,809
2022	1,809
2023 and thereafter	1,829
Total	$11,792

NOTE 6	CONVERTIBLE NOTES AND NOTES PAYABLE

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

The principal balances of the Convertible Notes was $0 for both 2018 and 2017, respectively. The last note was converted in Q1 2017.  The related interest for the twelve months ended December 31, 2018 and 2017 was $0.

Notes Payable

In August 2016, INVO Bioscience converted a long time vendor’s outstanding accounts payable balance of $131,722 into a three (3) year 5% notes payable. The note provides for interest only payments on the first and second anniversaries of the note. The note is payable in full along with any outstanding accrued interest on the third anniversary. The Company has the right to prepay the note at any time without a premium or penalty.  The interest on this note for the years ended December 31, 2018 and 2017 was $6,586 and $9,586, respectively.

2018 Convertible Notes Payable

In April and May 2018, the Company issued convertible notes (the “2018 Convertible Notes”) payable to investors in the aggregate principal amount of $895,000. The 2018 Convertible Notes accrue interest at the rate of 9% per annum which is paid in stock. 2018 Convertible Notes with an aggregate principal amount of $550,000 are due on January 30, 2021, and 2018 Convertible Notes with an aggregate principal amount of $345,000 are due on March 31, 2021. The notes are convertible into shares of common stock at a price of $0.20 per share, provided, that if the Company completes a subsequent equity financing, the holders of the 2018 Convertible Notes can elect to convert the notes in shares of our common stock at a price equal to 75% of the price paid per share in such subsequent equity financing. During the fourth quarter of 2018, three note holders converted their notes with a value of $200,000 into 1,055,415 shares of common stock.

The Company calculated a beneficial conversion feature of the 2018 Convertible Notes based on ASU 17-11 in the form of a discount of $895,000; $366,126 of this amount was amortized to interest expense during the twelve months ended December 31, 2018, based on the three year term of the notes. In addition $53,564 of interest was expensed in the year ended December 31, 2018.

NOTE 7	OTHER RELATED PARTY TRANSACTIONS

On September 18, 2008, the Company entered into a related party transaction with Dr. Claude Ranoux.  Dr. Ranoux was then the President, Director and Chief Scientific Officer of the Company; as of the date of this filing he is a Director.  Dr. Ranoux had loaned funds to the Company to sustain its operations since January 5, 2007 (inception).  Dr. Ranoux’s total original cumulative investment as of December 31, 2008 was $96,462, as of December 31, 2017 and 2016 it is $21,888 (“the Principal Amount”) in INVO Bioscience.  On March 26, 2009, the Company and Dr. Ranoux agreed to re-write the agreement to a non-convertible note payable bearing interest at 5% per annum, the term of the note had been extended, and has been extended a couple of additional times, the current repayment date is October 31, 2018.  The Company and Dr. Ranoux can jointly decide to repay the loan earlier without prepayment penalties.  During the twelve months ended December 31, 2018 the outstanding balance of $21,888 was paid in full including all interest due, in 2017, $0 was repaid on the principal of the loan.

On March 5, 2009, the Company entered into a related party transaction with Kathleen Karloff, the Chief Executive Officer and a Director of the Company.  Ms. Karloff provided a short-term loan in the amount of $75,000 bearing interest at 5% per annum to the Company to fund operations.  In May 2009, Ms. Karloff loaned to the Company an additional $13,000, making her total cumulative loan $88,000 as of December 31, 2011.  This note was due on September 15, 2009, which has since been extended a few times to its current date of October 31, 2018.   During the twelve months ended December 31, 2014, Ms. Karloff loaned the Company an additional $66,000 at an interest rate of 0% by entering into a note payable agreement in satisfaction of expenses incurred by her for amounts previously advanced to the Company. This note currently has the same expiration date as the others which is October 31, 2018. During the twelve months ended December 31, 2018 $91,257 was paid against the principal of the loan, in 2017, $0 was repaid on the principal of the loan. The principal balances of the loan was $62,743 and $154,000 as of December 31 2018 and 2017 respectively.   The related interest for the twelve months ended December 31, 2018 and 2017 was $15,278 and $4,400 respectively.

In December 2009, James Bowdring, the brother of Director Robert Bowdring invested $100,000 acquiring 666,667 shares of restricted common stock.  In April 2011, the Company issued a new short term convertible note (“Q211 Note”) payable to James Bowdring in the amount of $50,000.  The Note carries a 10% interest rate.  The note has a current balance of $25,000. The Q211 Note is convertible into Common Stock of the Company at a conversion price of $0.03 per share, subject to adjustments.

In November 2011, the Company issued a new convertible note (“Q411 Note”) payable to James Bowdring in the amount of $10,000.  The Q411 Note carries a 10% interest rate. The Q411 Note is convertible into Common Stock of the Company at a conversion price of $0.01 per share, subject to adjustments.

In May 2018, James Bowdring and his children participated in the “2018 Convertible Notes” offerings in the aggregate principal amount of $40,000. The 2018 Convertible Notes accrue interest at the rate of 9% per annum which is paid in stock. These Notes are due on March 31, 2021. The notes are convertible into shares of common stock at a price of $0.20 per share, provided, that if the Company completes a subsequent equity financing, the holders of the 2018 Convertible Notes can elect to convert the notes in shares of our common stock at a price equal to 75% of the price paid per share in such subsequent equity financing.

The Company has been renting its corporate office from Forty Four Realty Trust which is owned by James Bowdring, the brother of Director, Robert Bowdring since November 2012. It is a month to month rental arrangement for less than the going fair market real estate rental rate. The rent expense paid for the twelve months ended December 31, 2018 and 2017 was $5,600 and $4,400 respectively. In addition the Company purchases stationary supplies and marketing items at discounted rates from Superior Printing & Promotions which is also owned by James Bowdring and is in the same building as our corporate office. INVO Bioscience spent $2,130 and $4,100 with Superior during 2018 and 2017, respectively.

Principal balances of the Related Party loans were as follows:

	December 31, 2018	December 31, 2017
Claude Ranoux Note	$-	$21,888

James Bowdring Family - 2011 Notes	35,000	35,000

James Bowdring Family – 2018 Convertible Notes	40,000	-

Kathleen Karloff Note	62,743	154,000
Less discount	(30,913)	-
Total, net of discount	$106,830	$210,888

Interest expense on the Related Party loans was $21,976 and $11,543 for the years ended December 31, 2018 and 2017, respectively.

Accounts payable and accrued liabilities balances include expenses reports for Ms. Karloff, and Mr. Bowdring for expenses they paid for personally related to travel or normal business expenses and are represented in the following table:

	December 31,
	2018	2017
Accounts payable and accrued liabilities	$1,700	$38,000

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

NOTE 8	STOCKHOLDERS’ EQUITY

Twelve Months Ended December 31, 2018

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

In October 2018, pursuant to Section 4(a)(2) of the Securities Act, the Company issued 4,895,076 shares of common stock with a fair value of $1,914,831 to employees and service providers.

In November 2018, pursuant to Section 4(a)(2) of the Securities Act, the Company issued 262,080 shares of common stock for conversion of notes payable and accrued interest in the amount of $52,416.

In December 2018, pursuant to Section 4(a)(2) of the Securities Act, the Company issued 793,335 shares of common stock for conversion of notes payable and accrued interest in the amount of $158,667.

In December 2018, pursuant to Section 4(a)(2) of the Securities Act, the Company issued 887,306 shares of common stock with a fair value of $349,602 to employees and service providers.

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

NOTE 9	STOCK OPTIONS AND WARRANTS

Stock Options

As of December 31, 2018 and 2017, the Company does not have any outstanding or committed and unissued stock options.

Warrants

As of December 31, 2018 and 2017, the Company does not have any outstanding or committed and unissued warrants.

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

The Company’s total deferred tax liabilities, deferred tax assets, and deferred tax asset valuation allowances are as of December 31 are as follows:

	December 31, 2018	December 31, 2017
Total deferred tax assets	$4,124,000	$3,730,000
Less valuation allowance	(4,124,000)	(3,730,000)
Total deferred tax liabilities	-	-
Net deferred tax asset (liability)	$-	$-

Those amounts have been presented in the company’s financial statements as of December 31, as follows:

December 31,
	2018	2017
Deferred tax asset	$-	$-

Deferred tax liability	-	-

Net deferred tax asset (liability)	$-	$-

The company has a loss carry forward of $9.6 million that may be offset against future taxable income.

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

C)     Employee Agreements

The Company had employment agreements for officers, executives and employees of the Company in place but they have expired.   The Company in the in the process of drafting new agreements for all of its key personnel.

D)     Consulting Agreements

The Company has a verbal agreement beginning in March, 2013 with its former CFO, Robert Bowdring, who is currently a Director, to assist where necessary in the financial and administrative areas of the Company for compensation to be equivalent to the others working in the organization.

NOTE 12	CONTRACTS WITH CUSTOMERS

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

Sources of Revenue

We have identified the following revenues disaggregated by revenue source:

1.	Domestic Physicians – direct sales of products.
2.	Domestic Distributors – direct sales of products
3.	International Distributors – direct sales of products.

For the year ended December 31, 2018 the primary source of our revenue was from Domestic Physicians, the Company had $61,000 in shipments to its Domestic Distributor and 2017 the source of revenue was only from Domestic Physicians.

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

NOTE 13	SUBSEQUENT EVENTS

On January 14, 2019, the Company consummated the transactions contemplated by its previously reported Distribution Agreement with Ferring International Center S.A. (“Ferring”), dated November 12, 2018.

At the closing, the Company received its initial $5,000,000 license fee. Pursuant to the Distribution Agreement, among other things, the Company granted to Ferring an exclusive license in the United States with rights to sublicense under patents related to the Company’s proprietary intravaginal culture device known as INVOcell™, together with the retention device and any other applicable accessories to market, promote, distribute and sell the Licensed Product with respect to all therapeutic, prophylactic and diagnostic uses of medical devices or pharmaceutical products involving reproductive technology (including infertility treatment) in humans. Ferring is responsible, at its own cost, for all commercialization activities for the Licensed Product in humans in the U.S. The Company does retain a limited exception to the exclusive license granted to Ferring allowing the Company, subject to certain restrictions, to establish up to five clinics that will commercialize INVO cycles in the U.S.. The Company retains all commercialization rights for the Licensed Product outside of the United States.

In January 2019 we hired Mr. Michael Campbell as COO and VP of Business Development. Mr. Campbell has been on our Board of Directors for the past sixteen months. He has over 20 years in the infertility market most recently with Cooper Surgical as the VP of the IVF America division and previously in the position of VP of the international IVF market.

In January 2019, pursuant to Section 4(a)(2) of the Securities Act, the Company issued 60,000 shares of restricted common stock with a fair value of $26,600 to service providers for services performed.

In February 2019, pursuant to Section 4(a)(2) of the Securities Act, the Company issued 268,615 shares of restricted common stock with a fair value of $53,168 in connection with the conversion of a note payable and accrued interest.

In March 2019 the Company decided to change its stock transfer agent from Island Stock Transfer Company to Transfer Online, Inc.  https://www.transferonline.com/ as Island is no longer able to meet the needs of INVO Bioscience.

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

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Acting Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2018 and 2017.  However, Robert Bowdring only served as the Company’s Chief Financial Officer and principal accounting officer until March 2013.  From Mr. Bowdring’s resignation in March 2013 through December 31, 2018, Mr. Bowdring, as a consultant and a Director, supervised the Company’s financial situation.  While remaining a Director and consultant to the Company, Mr. Bowdring was elected Treasurer and Secretary in September 2016, and as Acting Chief Financial Officer (and acting principal accounting officer) in March 2017, and continues to hold those offices.   Based upon that evaluation and the identification of the material weakness in the Company’s internal control over financial reporting as described below under “Management’s Report on Internal Control over Financial Reporting,” the Chief Executive Officer and Acting Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective as of the end of each year covered by this report.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company.  However, as indicated under “Evaluation of Disclosure Controls and Procedures” above, the Company did not have a Chief Financial Officer (and principal accounting officer) from when Robert Bowdring resigned as such in March 2013 to when he was elected Acting Chief Financial Officer (and acting principal accounting officer) in March 2017.  Management, with the participation of our Chief Executive Officer and Acting Chief Financial Officer, has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2018 and 2017 based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, the Chief Executive Officer and Acting Chief Financial Officer concluded that, as of December 31, 2018 and 2017, our internal control over financial reporting was not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles because of the Company’s limited resources and limited number of employees, and because the Company lacked a full time Chief Financial Officer (and principal accounting officer) from Robert Bowdring’s resignation as such in March 2013 until he was elected Acting Chief Financial Officer (and acting principal accounting officer) in March 2017.

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

Item 9B.  Other Information

None.

Part III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 is hereby incorporated by reference to our definitive proxy statement to be filed by us within 120 days after the close of our fiscal year.

We have adopted a Code of Conduct that applies to all employees including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The text of our Code of Conduct is posted in the “Investor Information—Corporate Governance” section of our website, www.INVOBioscience.com.

We intend to disclose on our website any amendments to, or waivers from, our Code of Business Conduct and Ethics that are required to be disclosed pursuant to the disclosure requirements of Item 5.05 of Form 8-K.

Item 11.  Executive and Director Compensation

The information required by this Item 11 is hereby incorporated by reference to our definitive proxy statement to be filed by us within 120 days after the close of our fiscal year.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 11 is hereby incorporated by reference to our definitive proxy statement to be filed by us within 120 days after the close of our fiscal year.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 11 is hereby incorporated by reference to our definitive proxy statement to be filed by us within 120 days after the close of our fiscal year.

Item 14.  Principal Accountant Fees and Services

The information required by this Item 11 is hereby incorporated by reference to our definitive proxy statement to be filed by us within 120 days after the close of our fiscal year.

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

(b)     Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation (1)
3.2	Certificate of Amendment to Articles of Incorporation of INVO Bioscience(1)
3.3	By-Laws of INVO Bioscience (2)
3.4	Certificate of Amendment to Articles of Incorporation of INVO Bioscience dated December 22, 2008(3)
4.1	Form of Senior Secured Convertible Promissory Note - 2009(4)
4.2	Form of Convertible Promissory Note Purchase Agreement - 2009(4)
4.3	Form of Convertible Promissory Note – 2018*
4.4	Form of Convertible Note Purchase Agreement – 2018*
10.1	Kathleen Karloff Loan Agreement(5)
10.2	Kathleen Karloff Revised Loan Agreement(6)
10.3	Promissory Note – August 2016*
10.4	Distribution Agreement between the INVO Bioscience, Inc and Ferring International Center S.A.* +
10.5	Supply Agreement between the INVO Bioscience, Inc and Ferring International Center S.A.* +

21.01	Subsidiaries of the Registrant*
31.01	Certification by Chief Executive Officer pursuant to Rule 13a-4(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.*
31.02	Certification by Chief Financial Officer pursuant to Rule 13a-4(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.*
32.01	Certification by the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.02	Certification by the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101	XBRL Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

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

(6)   Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the three months ended June 30, 2009 filed with the Securities and Exchange Commission on August 14, 2009.

(7)   Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed with the Securities and Exchange Commission on April 4, 2017.

* Filed herewith

 + Portions of this exhibit have been omitted in accordance with Item 601(b)(10) of Regulation S-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 16, 2019.

INVO Bioscience, Inc.

Date April 16, 2019	By:	/s/ Kathleen Karloff
Kathleen Karloff
Chief and Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 16, 2019.

Signature	Capacity

/s/Kathleen Karloff	Chief and Principal Executive Officer and Director
Kathleen Karloff

/s/Robert J Bowdring	Director and Acting Chief Financial Officer (and acting principal accounting officer)
Robert J. Bowdring

/s/Kevin Doody	Director
Kevin Doody, MD

/s/Michael J. Campbell	Director
Michael J. Campbell

/s/Steven M. Shum	Director
Steven M. Shum