Form 10-Q
period 2019-03-31
INVO Bioscience, Inc.
filed 2019-05-15
CIK 1417926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Securities registered pursuant to Section 12(b) of the Act:  None.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares of common stock, par value $.0001 per share:  155,421,112 shares outstanding as of May 10, 2019.

INVO BIOSCIENCE, INC.

FORM 10-Q

FOR THE QUARTER ENDED March 31, 2019

PART I.  FINANCIAL INFORMATION

Item 1.       Financial Statements

INVO BIOSCIENCE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2019	2018
ASSETS	(unaudited)
Current assets
Cash	$3,057,466	$212,243
Accounts receivable net	74,717	225,899
Inventory, net	51,685	43,513
Prepaid expense and other current assets	226,696	249,454
Total current assets	3,410,564	731,109

Property and equipment, net	81,709	34,446

Other Assets:
Capitalized patents, net	10,958	11,792
Total other assets	10,958	11,792

Total assets	$3,503,231	$777,347

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities
Accounts payable and accrued liabilities, including related parties	$588,354	$571,828
Accrued compensation	932,661	2,515,256
Deferred revenue	4,840,323	18,895
Note payable	-	131,722
Note payable - related party	35,000	97,743
Convertible notes, net of discount	196,883	157,039
Convertible notes, related party - net of discount	12,480	9,087
Total current liabilities	6,605,701	3,501,570

Commitments and contingencies	-	-

Stockholder's deficiency
Preferred Stock, $.0001 par value; 100,000,000 shares authorized; No shares issued and outstanding as of March 31, 2019 and December 31 2018, respectively	-	-
Common Stock, $.0001 par value; 200,000,000 shares authorized; 154,621,112 and 154,292,497 issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	15,461	15,429
Additional paid-in capital	19,061,861	18,981,570
Accumulated deficit	(22,179,792)	(21,721,222)
Total stockholder's deficiency	(3,102,470)	(2,724,223)

Total liabilities and stockholders' deficiency	$3,503,231	$777,347

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INVO BIOSCIENCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the	For the
	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2019	2018

Revenue	$189,432	$104,140
Cost of Goods Sold:	10,978	14,424

Gross Margin	178,454	89,716

Selling, general and administrative expenses	527,565	229,999
Total operating expenses	527,565	229,999

Loss from operations	(349,111)	(140,283)

Other (income) expense:
Interest expense	109,459	4,440
Total other (income) expenses	109,459	4,440

Loss before income taxes	(458,570)	(144,723)

Provisions for income taxes	-	-

Net Loss	$(458,570)	$(144,723)

Basic net loss per weighted average shares of common stock	$(0.00)	$(0.00)

Diluted net loss per weighted average shares of common stock	$(0.00)	$(0.00)

Basic weighted average number of shares of common stock	154,102,856	143,340,969

Diluted weighted average number of shares of common stock	154,102,856	143,340,969

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INVO BIOSCIENCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

(unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance, December 31, 2017	142,132,374	$14,213	$13,638,806	$(18,645,131)	$(4,992,112)
Common stock issued for cash	260,000	26	46,974	-	47,000
Common stock issued to employees	1,200,000	120	137,880	-	138,000
Common stock issued for services	352,326	35	43,629	-	43,664
Net loss for the three months ended March 31, 2018	-	-	-	(144,723)	(144,723)
Balance, March 31, 2018 (unaudited)	143,944,700	$14,394	$13,867,289	$(18,789,854)	$(4,908,171)

Balance, December 31, 2018	154,292,497	$15,429	$18,981,570	$(21,721,222)	$(2,724,223)
Common stock issued for services	60,000	6	26,594	-	26,600
Conversion of notes payable and accrued interest	268,615	26	53,697	-	53,723
Net loss for the three months ended March 31, 2019	-	-	-	(458,570)	(458,570)
Balance, March 31, 2019 (unaudited)	154,621,112	$15,461	$19,061,861	$(22,179,792)	$(3,102,470)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INVO BIOSCIENCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the	For the
	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2019	2018

Cash flows from operating activities:
Net loss	$(458,570)	$(144,723)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Non-cash stock compensation issued for services	26,600	181,664
Depreciation and amortization	1,971	1,134
Amortization of discount on notes payable	93,237	-
Changes in assets and liabilities:
Accounts receivable	151,182	(24,160)
Inventories	(8,172)	3,939
Prepaid expenses and other current assets	22,758	(12,523)
Deferred revenue	4,821,428	-
Accounts payable and accrued expenses	20,249	(124,884)
Accrued compensation	(1,582,595)	82,200
Net cash provided by (used in) operating activities	3,088,088	(37,353)

Cash from investing activities:
Payments to acquire property, plant and equipment	(48,400)	-
Net cash used in investing activities	(48,400)	-

Cash from financing activities:
Cash paid for related party notes payable	(62,743)	-
Cash paid for notes payable	(131,722)	-
Proceeds from the sale of common stock	-	47,000
Net cash (used in) provided by financing activities	(194,465)	47,000

Increase in cash and cash equivalents	2,845,223	9,647

Cash and cash equivalents at beginning of period	212,243	25,759

Cash and cash equivalents at end of period	$3,057,466	$35,406

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Interest	$9,879	$-

Taxes	$912	$912

Common stock issued for conversion of notes payable and accrued interest	$53,723	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INVO BIOSCIENCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(unaudited)

Note 1 – Basis of Presentation

The accompanying unaudited condensed consolidated balance sheets as of March 31, 2019 and December 31, 2018, the condensed consolidated statements of operations, stockholders’ deficiency and cash flows for the three months ended March 31, 2019 and 2018 of INVO Bioscience, Inc. (the “Company”), and the related information contained in these notes have been prepared by management and are unaudited. In the opinion of management, all adjustments (which include normal recurring and nonrecurring items) necessary to present fairly the Company’s financial position, results of operations and cash flows in conformity with generally accepted accounting principles for the periods presented have been made. Interim operating results are not necessarily indicative of operating results for a full year.

The preparation of our unaudited condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2018 Annual Report on Form 10-K previously filed by the Company with the Securities and Exchange Commission (SEC).

The Company considers events or transactions that have occurred after the unaudited condensed consolidated balance sheet date of March 31, 2019, but prior to the filing of the unaudited condensed consolidated financial statements with the SEC on this Quarterly Report on Form 10-Q, to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure, as applicable. Subsequent events have been evaluated through the date of the filing of this Quarterly Report on Form 10-Q with the SEC.

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

Note 3 – Going Concern

On January 14, 2019, INVO Bioscience entered into a distribution agreement (the “Distribution Agreement”) with Ferring International Center S.A. (“Ferring”) granted to Ferring exclusive licensing rights to sublicense the Company’s INVOcell together with the retention device. Under the terms of the Distribution Agreement, Ferring was obligated to make an initial payment to the Company of $5,000,000 upon satisfaction of certain closing conditions. The Company received the initial $5 million cash payment received upon the execution of the Ferring distribution agreement in January 2019 and as a result believes its cash on hand will be sufficient to fund its current debt obligations, estimated capital expenditures and working capital needs for the next twelve to eighteen months.

INVO BIOSCIENCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

 (unaudited)

Note 4 – Inventory

As of March 31, 2019 and December 31, 2018, the Company recorded the following inventory balances:

	March 31, 2019	December 31, 2018
Work in Process	$42,428	$30,689
Finished Goods	9,257	12,824
Total Inventory, net	$51,685	$43,513

Note 5 – Property and Equipment

The estimated useful lives and accumulated depreciation for furniture, equipment and software are as follows as of March 31, 2019 and December 31, 2018:

Estimated Useful Life
Molds	3 to 7 years

	March 31, 2019	December 31, 2018
Manufacturing Equipment- Molds	$118,763	$70,363
Accumulated Depreciation	(37,054)	(35,917)
Total	$81,709	$34,446

During the three months ended March 31, 2018 and 2017 the Company recorded depreciation expense of $1,137 and $0, respectively. The Company began shipping its new retention device in August 2018 which triggered the start of depreciating our retention device mold during the current quarter.

Note 6 – Patents

As of March 31, 2019 and December 31, 2018, the Company recorded the following patent balances:

	March 31, 2019	December 31, 2018
Total Patents	$77,743	$77,743
Accumulated Amortization	(66,785)	(65,951)
Patent costs, net	$10,958	$11,792

During the three ended March 31, 2019 and 2018, the Company recorded $834 and $1,134 in amortization expenses respectively.

Estimated amortization expense as of March 31, 2019 is as follows:

Years ended December 31,
2019	$4,536
2020	1,809
2021	1,809
2022 and thereafter	2,804
Total	$10,958

INVO BIOSCIENCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

 (unaudited)

Note 7 – Notes Payable

Notes Payable

In August 2016, INVO Bioscience converted a long time vendor’s outstanding accounts payable balance of $131,722 into a Promissory Note with a three year term that accrues interest at 5% per annum. The note provides for interest only payments on the first and second anniversaries of the note. The note is payable in full along with any outstanding accrued interest on August 9, 2019. The Company has the right to prepay the note at any time without a premium or penalty which it did in January 2019.  The interest on this note for the three months ended March 31, 2019 and 2018 were $489 and $1,647, respectively. The Note and all accrued interest was paid in full and as of March 31, 2019, the balance is $0.

2018 Convertible Notes Payable

In April and May 2018, the Company issued convertible notes (the “2018 Convertible Notes”) payable to investors’ in the aggregate principal amount of $895,000. The 2018 Convertible Notes accrue interest at the rate of 9% per annum which is paid in stock. 2018 Convertible Notes with an aggregate principal amount of $550,000 are due on January 30, 2021, and 2018 Convertible Notes with an aggregate principal amount of $345,000 are due on March 31, 2021. The notes are convertible into shares of common stock at a price of $0.20 per share, provided, that if the Company completes a subsequent equity financing, the holders of the 2018 Convertible Notes can elect to convert the notes in shares of our common stock at a price equal to 75% of the price paid per share in such subsequent equity financing. During the fourth quarter of 2018, three note holders converted their notes with a value of $200,000 into 1,055,415 shares of common stock.  During the three months ended March 31, 2019, a note holder converted principal and accrued interest of $50,000 and $3,723, respectively, into 268,615 shares of common stock.

The Company calculated a beneficial conversion feature of the 2018 Convertible Notes based on ASU 17-11 in the form of a discount of $895,000; $93,237 and $0 of this amount was amortized to interest expense during the three months ended March 31, 2019 and 2018, respectively, based on the three year term of the notes. $37,377 was also amortized for a note that was converted during the first quarter of 2019. In addition $14,870 and $0 of interest was expensed in the three months ended March 31, 2019 and 2018, respectively.

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

On March 5, 2009, the Company entered into a related party transaction with Kathleen Karloff, the Chief Executive Officer and a Director of the Company.  Ms. Karloff provided a short-term loan in the amount of $75,000 bearing interest at 5% per annum to the Company to fund operations.  In May 2009, Ms. Karloff loaned to the Company an additional $13,000, making her total cumulative loan $88,000 as of December 31, 2011.  This note was due on September 15, 2009, which has since been extended a few times to its current date of October 31, 2018.   During the twelve months ended December 31, 2014, Ms. Karloff loaned the Company an additional $66,000 at an interest rate of 0% by entering into a note payable agreement in satisfaction of expenses incurred by her for amounts previously advanced to the Company. This note currently has the same expiration date as the others which is October 31, 2018. During the twelve months ended December 31, 2018 $91,257 was paid against the principal of the loan, in 2017, $0 was repaid on the principal of the loan. The principal balances of the loan was $62,743 and $154,000 as of December 31 2018 and 2017 respectively.   The related interest for the twelve months ended December 31, 2018 and 2017 was $15,278 and $4,400 respectively.  During the three months ended March 31, 2019, the Company paid the remaining balance due Ms. Karloff in the amount of $62,743.

INVO BIOSCIENCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(unaudited)

In December 2009, James Bowdring, the brother of Director Robert Bowdring invested $100,000 acquiring 666,667 shares of restricted common stock.  In April 2011, the Company issued a new short term convertible note (“Q211 Note”) payable to James Bowdring in the amount of $50,000.  The Note carries a 10% interest rate.  The note has a current balance of $25,000. The Q211 Note is convertible into Common Stock of the Company at a conversion price of $0.03 per share, subject to adjustments. During the three months ended March 31, 2019, the Company accrued interest in the amount of $616 on the Q211 Note.

In November 2011, the Company issued a new convertible note (“Q411 Note”) payable to James Bowdring in the amount of $10,000.  The Q411 Note carries a 10% interest rate. The Q411 Note is convertible into Common Stock of the Company at a conversion price of $0.01 per share, subject to adjustments.  During the three months ended March 31, 2019, the Company accrued interest in the amount of $247 on the Q411 Note.

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

The Company has been renting our corporate office from Forty Four Realty Trust which is owned by James Bowdring, the brother of Director & Acting Chief Financial Officer, Robert Bowdring since November 2012. It is a month to month rental arrangement for what the Company believes is less than the fair market real estate rental rate for comparable leases. The current rent is $600 per month, or $7,200 annually. In addition the Company purchases stationary supplies and marketing items at discounted rates from Superior Printing & Promotions which is also owned by James Bowdring and is in the same building as our corporate office. INVO Bioscience spent $778 and $234 with Superior during the first three months of 2019 and 2018, respectively.

Principal balances of the Related Party loans were as follows:

	March 31, 2019	December 31, 2018

James Bowdring Family - 2011 Notes	35,000	35,000

James Bowdring Family – 2018 Convertible Notes	40,000	40,000

Kathleen Karloff Note	-	62,743
Less discount	(27,520)	(30,913)
Total, net of discount	$47,480	$106,830

Interest expense on the Related Party loans was $1,751 and $2,792 for the three months ended March 31, 2019 and 2018, respectively.

Accounts payable and accrued liabilities balances include expenses reports for Ms. Karloff and Mr. Bowdring for expenses they paid for personally related to travel or normal business expenses. As of March 31, 2019 they were $1,762 and as of December 31, 2018, they were $1,676.

Note 9 – Stockholders’ Equity

Three Months Ended March 31, 2019

In January 2019, pursuant to Section 4(a)(2) of the Securities Act, the Company issued 60,000 shares of common stock with a fair value of $26,600 to service providers.

In February 2019, pursuant to Section 4(a)(2) of the Securities Act, the Company issued 268,615 shares of common stock for conversion of notes payable and accrued interest in the amount of $53,723.

INVO BIOSCIENCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(unaudited)

Three Months Ended March 31, 2018

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

Note 10 – Stock Options and Warrants

As of March 31, 2019 and December 31, 2018, the Company does not have any outstanding or committed and unissued stock options or warrants.

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

The Company’s total deferred tax liabilities, deferred tax assets and deferred tax asset valuation allowances at March 31, 2019 and December 31, 2018 are as follows:

	March 31, 2019	December 31, 2018
Total deferred tax assets	$4,240,000	$4,124,000
Less valuation allowance	(4,240,000)	(4,124,000)
Total deferred tax liabilities	-	-
Net deferred tax asset (liability)	$-	$-

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

In November 2012, INVO Bioscience entered into a month-to-month rental agreement with Four Forty Realty Trust with for the space it requires.  Four Forty Realty Trust is owned by investor James Bowdring, the brother of Director & Acting Chief Financial Officer Robert Bowdring. The annual rent under the agreement is $7,200 annually.

B)	Litigation

INVO BIOSCIENCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

 (unaudited)

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

C)	Employee Agreements

The Company is in the process of writing employment agreements for its current officers, executives and employees of the Company.

D)	Consulting Agreements

INVO BIOSCIENCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(unaudited)

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

In January, 2019 we announced a U.S. license and distribution agreement with Ferring International Center S.A. (“Ferring”) and as a result took a significant step to strengthen the Company that we believe will allow us to implement our overall business plan. We believe that this strategic partnership with a strong reproductive organization such as Ferring Pharmaceuticals will provide us with the necessary sales and marketing resources within the United States to expand the market and help reach all of those couples not receiving reproductive treatments today.  The agreement calls for the issuance of an initial upfront payment of $5 million which we received upon the signing of the agreement and then subsequent licensing fee payment of $3,000,000 that will provide us with a source of non-dilutive financing to execute our plan. Under the terms of the agreement we can pursue developing international markets and as well as partnering and opening INVO-only reproductive centers within the U.S. market. We believe this major milestone and agreement is a critical step that allows the Company to implement its mission of expanding access to care in the fertility marketplace.

Under the terms of the Distribution Agreement, Ferring completed its obligation to make an initial payment to the Company of $5,000,000 upon completion of the required closing conditions, including executed agreements from all current manufacturers of the Licensed Product that upon a material supply default by the Company, Ferring can assume a direct purchase relationship with such manufacturers. Ferring is obligated to make a second payment to the Company of $3,000,000 provided that the Company is successful in obtaining a five (5) day label enhancement from the FDA for the current incubation period for the Licensed Product at least three (3) years prior to the expiration of the term of the license for the Licensed Product and provided further that Ferring has not previously exercised its right to terminate the Distribution Agreement for convenience. In addition, the Company entered into a separate Distribution Agreement.  The Distribution Agreement has an initial term expiring on December 31, 2025 and at the end of the initial term it may be terminated by the Company if Ferring fails to generate specified minimum revenues to the Company from the sale of the Licensed Product during the final two years of the initial term.

The Ferring license was deemed to be a functional licenses that provide customers with a “right to access” to our intellectual property during the subscription period and, accordingly, revenue is recognized over a period of time, which is generally the subscription period. During the quarter ended March 31, 2019, the Company recognized $178,572 related to the Ferring license agreement.

As of March 31, 2019 and December 31, 2018, the Company had deferred revenues of $4,840,323 and $18,895, respectfully.

INVO BIOSCIENCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(unaudited)

Sources of Revenue

We have identified the following revenues disaggregated by revenue source:

Domestic Physicians – direct sales of products concluded in January 2019 Domestic Distributor - sales to Ferring who then sells to physicians Domestic Licensing fee

International Distributors – direct sales of products.

For the three months ended March 31, 2019 and 2018 the source of revenue was derived from:

	March 31, 2019	March 31, 2018

Domestic Physicians	$10,860	$104,140

Domestic Licensing & Distribution Fee	178,572	-

Total revenue	$189,432	$104,140

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

INVO BIOSCIENCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

 (unaudited)

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

Note 14 – Subsequent Events

On April 24, 2019, the Company issued 800,000 shares of common stock in connection with the conversion of a note payable in the principal amount of $160,000.

The Company has evaluated subsequent events through the date the financial statements were released and there were no others.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statements made in this Quarterly Report on Form 10-Q, including without limitation this Management’s Discussion and Analysis of Financial Condition and Results of Operations, other than statements of historical information, are forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These forward-looking statements may sometimes be identified by such words as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate” and “continue” or similar words.  We believe that it is important to communicate our future expectations to investors.  However, these forward-looking statements involve many risks and uncertainties including those referred to herein and in our Annual Report on Form 10-K for the year ended December 31, 2018.  Our actual results could differ materially from those indicated in such forward-looking statements as a result of certain factors.  We are under no duty to update any of the forward-looking statements after the date of this Quarterly Report on Form 10-Q to conform these statements to actual results.

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

In January 2019, Distribution Agreement with Ferring and as a result took a significant step to strengthen the Company that we believe will allow us to implement our overall business plan. We believe that this strategic partnership with a strong reproductive organization such as Ferring Pharmaceuticals will provide us with the necessary sales and marketing resources within the United States to expand the market and help reach all of those couples not receiving reproductive treatments today.  The agreement calls for the issuance of an initial upfront payment of $5 million which we received upon the signing of the agreement and then subsequent licensing fee payment of $3,000,000 that will provide us with a source of non-dilutive financing to execute our plan. Under the terms of the agreement we can pursue developing international markets and as well as partnering and opening up to five INVO-only reproductive centers within the U.S. market. We believe this major milestone and agreement is a critical step that allows the Company to implement its mission of expanding access to care in the fertility marketplace.

Prior to the Ferring agreement, one of the largest challenges that INVO Bioscience faced was raising the appropriate capital to implement its business plan while opening the US market as well as pursuing other opportunities across the globe. With our new Distribution Agreement with Ferring we feel we have eliminated that challenge for the foreseeable future. We believe we have the appropriate funding to execute our business plan over the next 18 months.

We anticipate that we will experience significant quarterly fluctuations in our sales and revenues as a result of the Company’s efforts to expand the sales of the INVO technology across the United States and into new markets.  Operating results will depend upon the continued rollout of the INVOcell device across the U.S. by Ferring as well the training of international physicians and their staffs’ on the INVO procedure. In the current year our operating results will be heavily dependent on Ferring’s ability to penetrate the U.S. markets.

For the three months ended March 31, 2019 INVO Bioscience continued for a fifth consecutive quarter with revenue over $100,000. The Company continues to establish a market in the United States for its patented INVO procedure & INVOcell device which is now being offered by clinics in 19 states and as far west as Hawaii. We anticipate Ferring will be able to significantly expand our offering with is sales and marketing resources in the months and years ahead.

This first quarter of 2019 was a transition period for INVO and Ferring as a result of entering into the Distribution Agreement. We had shipped some product in the fourth quarter of 2018 to allow Ferring to meet initial customer demand after the signing of the agreement. However during the first quarter the Company worked closely with Ferring to develop new packaging, labeling and branding for the products. As a result of this re-packaging effort, our actual product revenue was low in the first quarter of 2019.   The production of the new Ferring packaged INVOcell was completed in April and the Company has commenced shipments to Ferring beginning in the second quarter. The Company currently has a backlog of orders for Ferring and anticipates it will have a significant increase in revenue during the second quarter of 2019.

The Company received a $5 million license fee from Ferring in exchange for their right to market and distribute INVO products across the United States. The license fee will be accounted for over the course of the seven year agreement, we will recognize $178,000 per quarter in revenue.

Now that the Company has received funding it has started to execute a number of additional strategic initiatives in its business plan. Currently the Company approximately $350,000 per quarter to fund its operations and we plan to continue to control our spending.  Our quarterly use of cash will increase as we expand our team and use cash to pay our key vendors versus our shares of our common stock as we have in the past. During the quarter we expanded our new product development efforts and worked with Ferring on new packaging and labeling. In addition our new COO and VP of Product Development started to travel internationally to initiate partnership and distribution discussions with potential organizations in the Middle East, Europe and Asia. We have engaged additional investor relations resources and started to improve some of our internal systems.

Additionally, the Company has worked to improve its balance sheet and settle long overdue liabilities with vendors, current and former employees. Over the past 12 months beginning March 31, 2018 we reduced our notes payable from $350,000 down to $35,000, our accrued compensation from $4,037,000 down to $932,000. We see 2019 as the turning point to build INVO Bioscience into a global reproductive organization.

Our registered independent certified public accountants have stated in their report dated April 16, 2019, filed with the Company’s Annual Report on Form 10-K that the Company has a generated negative cash outflows from operating activities, experienced recurring net operating losses, and was dependent on securing additional equity or debt financing to support its business efforts. We continue and expect to continue to generate negative cash outflows from operating activities during 2019 as the business continues to grow. As a result of the execution of the Distribution Agreement with Ferring we now believe we have sufficient capital for at least the subsequent 18 months and will be able to grow the overall business more rapidly, moving it toward the goal of generating positive cash flow from operations, although we make no assurances in this regard.

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and results of operations are based upon the unaudited condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles as recognized in the United States of America. The preparation of these financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and disclosure of contingent assets and liabilities.  Our estimates include those related to revenue recognition, the valuation of inventory, and valuation of deferred tax assets and liabilities, useful lives of intangible assets, warranty obligations and accruals.  We base our estimates on historical experience and on various other assumptions that management believes to be reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions or conditions.  For a complete description of accounting policies, see Note 1 to our financial statements included in our Form 10K for the year ended December 31, 2018.  There were no significant changes in critical accounting estimates.

Results of Operations

Three months ended March 31, 2019, compared to the three months ended March 31, 2018

Net Sales and Revenues

Revenue for the three months ended March 31, 2019, was $189,432 compared to $104,140 for the same three month period in 2018, an increase of $85,292 or 82%.  The increase was the result of recognizing 3.6%of the Ferring seven year U.S. exclusive licensing & distribution fee that was recorded in January 2019 upon the execution of the agreement between the two companies.

Gross Margin

The gross margin reported for the first quarter ended March 31, 2019 was 94% or $178,454 compared to 86% or $89,716 for the three months ended March 31, 2018. The increase in gross margin was related to the 2019 licensing fee that did not have any cost of sales expenses associated with it. The cost of sales recognized during the first quarter of 2019 were attributed to the small volume of product shipments early in the quarter and the expenses related to the development of the new Ferring packaging and labeling.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2019 were $527,565 as compared to $229,999 for the three months ended March 31, 2018, an increase of $297,566 or 129%.  The increase in SG&A during the first quarter of 2019 compared to the first quarter of 2018 was the result of salaries and benefits being paid to the existing and new staff and additional supporting resources along with higher amortization of director’s fees due to the increased stock price in the market. New expenses in 2019 included initial site development work for INVO only centers, increased U.S. and international travel in starting to develop partnerships and business insurances. We also incurred higher legal expenses related to the Ferring agreements and the preparation of the S-1 filing along with higher costs associated with increased investor awareness efforts.

Interest Expense and Financing Fees

During the three month period ended March 31, 2019 we incurred $109,459 in interest expense, an increase of $105,019 compared to $4,440 in the three-month period ended March 31, 2018. The primary reason for the increase in 2019 was the amortization of discount on the 2018 Convertible Notes Payable in the amount of $93,237 along with $13,982 of interest for the same notes. In the first three months of 2019 we had $2,240 of note payable interest compared to note payable interest of $4,440 the first quarter of 2018.

Net Loss

For the reasons stated above, the Company had a net loss of $458,570 for the three months ended March 31, 2019, an increase of $313,847 compared to a net loss of $144,723 for the three months ended March 31, 2018.

Liquidity and Capital Resources

Net cash as of March 31, 2019, was $3,057,466, or $2,845,233 higher than net cash of $212,243 at December 31, 2018.

The Company believes that its cash on hand is adequate to meet the Company’s current liquidity requirements for at least the next fifteen months.

Net cash generated by operating activities was $3,088,088 for the three months ended March 31, 2019, compared to net cash used by operating activities of $37,353 for the three months ended March 31, 2018.  The increase in net cash was primarily due to the $4,821,428 increase in deferred revenue as a result of the initial exclusive license and distribution agreement fee received by the Company in January 2019 upon the signing of the agreements. Adding to this increase were the decreases in accounts receivable of $151,182 and prepaid expenses of $22,758 and increase in accounts payable and accrued expenses of $20,249. These increases were offset by reductions in accrued compensation of $1,582,595 along with an increase in inventory of $8,172 as we purchased new packaging per the Ferring Agreement. In addition we increased spending on strategic initiatives as outlined in Selling, General and Administrative Expenses above.

The Company started developing and purchasing molds for the next generation of the INVOcell using $48,400 during the first three months of 2019. No cash was used during the first three months of 2018 in investing activities.

Cash used in financing activities was $194,465 during the three months ended March 31, 2019. This was used to pay off principle note payments for both related and non-related party loans during the period.

Our registered independent certified public accountants have stated in their report dated April 16, 2019, filed with the Company’s Annual Report on Form 10-K that the Company has a generated negative cash outflows from operating activities, experienced recurring net operating losses, and is dependent on securing additional equity and debt financing to support its business efforts.  These factors among others may raise substantial doubt about our ability to continue as a going concern.

Our existing cash resources, and cash flow from operations will provide adequate resources to fully support our operations during fiscal 2019 and beyond. The payment under the Distribution Agreement in this first quarter of 2019 provided us with the strategic funding necessary to execute our business plan over the next 12 to 24 months.

Critical Accounting Policies and Estimates

There have been no material changes in our critical accounting policies or critical accounting estimates since December 31, 2018. For further discussion of our accounting policies see the “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 as well as the notes to the financial statements contained in this Quarterly Report on Form 10-Q.

The accounting policies that reflect our more significant estimates, judgments and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

Revenue Recognition

The Company recognizes revenue in accordance with ACS 606, when a customer obtains control of promised goods and is recognized at an amount that reflects the consideration expected to be received in exchange for such goods and collectability of the resulting receivable is reasonably assured.

Intangible Assets

The Company’s intangible assets consist of its INVOcell and INVO process patents The Company amortizes its intangible assets with definitive lives over their useful lives, which range up to 20 years, based on the time period the Company expects to receive the economic benefit from these assets. No impairment charge was recorded during the three months period ended March 31, 2019 or 2018.

The Company continually assesses whether events or changes in circumstances have occurred that may warrant revision of the estimated useful lives of its intangible and indefinite-lived assets or whether the remaining balances of those assets should be evaluated for possible impairment. There were no changes in the carrying value of intangible and indefinite-lived assets during the three months ended March 31, 2019.

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

The Company continually assesses whether events or changes in circumstances have occurred that may warrant revision of the estimated useful lives of its intangible and indefinite-lived assets or whether the remaining balances of those assets should be evaluated for possible impairment. There were no changes in the carrying value of intangible and indefinite-lived assets during the three months ended March 31, 2019.

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

The statements contained in this Quarterly Report on Form 10-Q which are not historical facts, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements regarding future events and our future results are based on current expectations, estimates, forecasts, and projections and the beliefs and assumptions of our management, including, without limitation, our expectations regarding results of operations, the commercialization of our technology, regulatory approvals, our development of new technologies, the adequacy of our ability to develop current financing sources to fund our operations, our growth initiatives, and the strength of our intellectual property portfolio. These forward-looking statements may be identified by the use of words such as “plans”, “intends,” “may,” “could,” “expect,” “estimate,” “anticipate,” “continue” or similar terms, though not all forward-looking statements contain such words. The actual results of the future events described in such forward-looking statements could differ materially from those stated in such forward-looking statements due to a number of important factors. These factors that could cause actual results to differ from those anticipated or predicted include, without limitation, our ability to develop and commercialize our products, including obtaining regulatory approvals, the size and growth of the potential markets for our products and our ability to serve those markets, the rate and degree of market acceptance of any of our products, general economic conditions, costs and availability of raw materials and management information systems, our ability to obtain and maintain intellectual property protection for our products, competition, the loss of key management and technical personnel, our ability to obtain timely payment of our invoices from customers, litigation, the effect of governmental regulatory developments, the availability of financing sources, our ability to comply with our debt obligations, our ability to deleverage our balance sheet, and seasonality, as well as the uncertainties set forth in the Company’s Annual Report on Form 10-K, filed on April 16, 2019, including the risk factors contained in Item 1A, and from time to time in the Company’s other filings with the Securities and Exchange Commission. The Company disclaims any intention or obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.       Quantitative and Qualitative Disclosures about Market Risks

Not Applicable

Item 4.       Controls and Procedures

Item 4a.     Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Acting Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31 2019, the end of the fiscal period covered by this Form 10Q.  We maintain disclosure controls and procedures that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.   Based upon that evaluation and the identification of the material weakness in the Company’s internal control over financial reporting as of December 31, 2018 (described below) which has not been remediated as of the end of the period covered by this Quarterly Report, our Chief Executive Officer and Acting Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were ineffective as of the end of the period covered by this Quarterly Report.

Because of the Company’s limited resources and limited number of employees, management concluded that, as of March 31, 2019, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

As a result of the infusion of cash into the Company with the closing of the Distribution Agreement with Ferring we will be taking steps to enhance our internal and disclosure controls.

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

PART II. OTHER INFORMATION

Item 1.      Legal Proceedings

As outlined in the Annual Report on Form 10K filed on April 16, 2019, there has been no change in the status in the suit INVO Bioscience, Inc., and two of its directors have been involved in since 2010, defending litigation brought by investors in an alleged predecessor of INVO Bioscience.  On March 24, 2010, INVO Bioscience, Inc. and its corporate affiliate, Bio X Cell, Inc., Claude Ranoux, and Kathleen Karloff were served an Amended Complaint, the original of which was filed on December 31, 2009 at the Suffolk Superior Court Business Litigation Session by two terminated employees of Medelle Corporation (also named as a co-defendant but no longer active), who are also attorneys, and a former investor in and creditor of Medelle.  These plaintiffs allege various claims of wrongdoing relating to the sale of assets of Medelle to Dr. Ranoux.  Plaintiffs claim that Dr. Ranoux, Ms. Karloff, and Medelle (and therefore INVO Bioscience as an alleged successor corporation) violated alleged duties owed to plaintiffs in connection with the sale.  Separate claims were also alleged against INVO Bioscience.

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

Item 1A.   Risk Factors

You should carefully review and consider the information regarding certain factors that could materially affect our business, financial condition or future results set forth under “Item 1A.  Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed on April 16, 2019 with the SEC.  There have been no material changes from the factors disclosed in our 2018 Annual Report on Form 10-K, although we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the Securities and Exchange Commission.

Item 2.      Unregistered Issuance of Equity Securities and Use of Proceeds

During the period covered by this Report, we issued 268,615 shares of common stock for the conversion of a convertible note and accrued interest, and 60,000 shares of common stock to service providers for services. We claimed the exemption from registration set forth in Section 4(a)(2) of the Securities Act and the rules there under, as private transactions not involving a public distribution.  The facts we relied upon to claim the exemption include: (i) all represented that they acquired the shares from the Company for investment and not with a view to distribution to the public; (ii) each certificate issued for unregistered securities contains a legend stating that the securities have not been registered under the Securities Act and setting forth the restrictions on the transferability and the sale of the securities; (iii) most represented that they are accredited investors and all are familiar with our business activities; and (iv) all given full and complete access to any corporate information they requested.

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
101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018, (ii) Consolidated Statements of Operations for the three months ended March 31, 2019 and 2018, (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and 2018, and (iv) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 15, 2019.

INVO Bioscience, Inc.

Date: May 15, 2019	By:	/s/Kathleen Karloff
Kathleen Karloff, Chief Executive Officer
(Principal Executive Officer)
Date: May 15, 2019	By:	/s/ Robert J. Bowdring
Robert J. Bowdring, Treasurer and
Acting Chief Financial Officer (Acting Principal Financial and Accounting Officer)

EXHIBIT INDEX

31.1	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications of Principal Executive Officer and Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018, (ii) Consolidated Statements of Operations for the three months ended March 31, 2019 and 2018, (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and 2018, and (iv) Notes to Consolidated Financial Statements