Form 10-K/A
period 2018-12-31
INVO Bioscience, Inc.
filed 2019-06-03
CIK 1417926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 1

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (Amendment) amends INVO Bioscience, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (Original Filing). The purpose of this Amendment No. 1 is to:

Fulfill the requirements of Part III of our Annual Report on Form 10-K, which include the following:

Item 10.  Directors, Executive Officers and Corporate Governance.

Item 11.  Executive and Director Compensation

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Item 14.  Principal Accountant Fees and Services

As required by Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, we have included the entire text of the Items amended in this Amendment No. 1. However, there have been no changes to the text of such items other than the changes stated in the immediately preceding listing. Other than as described above and the inclusion with this Amendment No. 1 of new certifications by management, and related amendments to the List of Exhibits contained in Part IV, Item 15 of the Original Filing, this Amendment No. 1 speaks only as of the date of the Original Filing and does not amend, supplement or update any information contained in the Original Filing to give effect to any subsequent events. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and our reports filed with the U.S. Securities and Exchange Commission (SEC) subsequent to the Original Filing. The filing of this Amendment shall not be deemed an admission that the Original Filing, when made, included any untrue statements of material fact or omitted to state a material fact necessary to make a statement misleading.

FORM 10-K

INVO BIOSCIENCE, INC.

Part III

Item 10.  Directors, Executive Officers and Corporate Governance.

The Company’s Directors are to be elected annually by our stockholders at their annual meeting.  Each director holds his office until his successor is elected and qualified or his earlier resignation or removal.  However, the directors of INVO Bioscience were last elected in connection with the Share Exchange in December 2008, as INVO Bioscience has not subsequently held an annual stockholders meeting, INVO Bioscience’s executive officers are elected annually by our Board of Directors.  Each executive officer holds his office until they die or resign, is removed by the Board, or their successor is elected and qualified.  Information regarding our executive officers for the period 2011 through 2018, and currently, is presented below.

NAME	AGE*	POSITION
Ms. Kathleen Karloff	63

Director and Chief Executive Officer and Secretary, from 2011 through 2015, and from January 1 through September 19, 2016.  From September 20, 2016 to date, Ms. Karloff has served as Director, Chairman of the Board, President and Chief Executive Officer.

Dr. Kevin Doody, MD	57	Director from April 7, 2017.

Mr. Robert Bowdring	61

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

Mr. Michael Campbell	60	Director from October 11, 2017.

Mr. Steven Shum	48	Director from October 11, 2017.

*As of December 31, 2018.

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

Code of Ethics

We have adopted a Code of Conduct that applies to all employees including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The text of our Code of Conduct is posted in the “Investor Information—Corporate Governance” section of our website, www.INVOBioscience.com.

We intend to disclose on our website any amendments to, or waivers from, our Code of Business Conduct and Ethics that are required to be disclosed pursuant to the disclosure requirements of Item 5.05 of Form 8-K

Cumulative voting is not provided for in our Articles of Incorporation or any amendments thereto.  Directors are elected by a plurality vote. The common stock is not entitled to preemptive rights and is not subject to conversion or redemption.  Upon the occurrence of a liquidation, dissolution or winding-up, the holders of shares of outstanding common stock are entitled to share ratably in all assets remaining after payment of liabilities and satisfaction of preferential rights of any outstanding preferred stock.  There are no sinking fund provisions applicable to the common stock.

Item 11.  Executive and Director Compensation

Summary Compensation Table

The following Summary Compensation Table sets forth, for the years indicated, all cash compensation paid, distributed or accrued for services, including salary and bonus amounts, rendered in all capacities by the Company’s officers & directors who received or was entitled to receive remuneration in excess of $100,000 during the stated periods.  Note, none of our officers received cash compensation during the years 2010 through 2017.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Compensation ($)	Accrued Compensation ($)	Stock Award ($) (3)	All other Compensation ($)	Total ($)

Kathleen Karloff	2018	$0	$120,000	$23,000	$0	$143,000
CEO, President	2017	0	120,000	0	0	120,000
Chairperson Director	2016	$0	$120,000	$359,900	$0	$479,900
(1 & 3)

Robert Bowdring	2018	$75,000	$45,000	$23,000	$0	$143,000
Director (March 2013 to	2017	0	120,000	0	0	120,000
date & Consultant)	2016	$0	$120,000	$359,900	$0	$479,900
(2 & 3)

(1)

Kathleen Karloff was elected as the Chief Executive Officer, Secretary and member of the Board of Directors of the Company effective upon the resignation of Andrew Uribe in connection with the Share Exchange between Emy’s and INVO Bioscience on December 5, 2008.  She served in these positions until September 20, 2016, when she was elected Chairman of the Board, President and Chief Executive Officer in addition to her position as a director. On January 22, 2018, 200,000 shares were issued Ms. Karloff at the grant date closing market price of $0.115 with a value of $23,000.

(2)

Robert Bowdring was elected as the Chief Financial Officer (and principal accounting officer) on January 2, 2009 after joining the Company in October 2008 as Controller. He resigned as CFO in March 2013 and was appointed to the Board of Directors. From March 2013 to date Mr. Bowdring served the Company as a consultant providing guidance to the financial and administrative areas, with compensation accrued at a rate of $10,000 per month.  On September 20, 2016, he was elected Treasurer and Secretary, and in March 2017 he was elected Acting Chief Financial Officer (and acting principal accounting officer), in all of which positions he continues to serve to date in addition to remaining a Director. On January 22, 2018, 200,000 shares were issued to Mr. Bowdring at the grant date closing market price of $0.115 with a value of $23,000.

(3)

From 2010 through 2017 the named officers and directors did not receive any of their compensation in order to assist the Company’s cash flow during this time period, the amounts have been accrued until a time when the Company can afford to pay them.  For this effort it was decided that the named officers as well as the other consultants would receive stock grants. The per share price was based on the closing market price on the date of issue.

Compensation of Directors

In November 2017 the Company obtained three additional independent board of directors during the year. Each independent board member received 200,000 shares of restricted INVO Bioscience common stock for their services from November 2017 to October 2018. These share were issued in January 2018. In October 2018, each independent Director was issued 400,000 shares of restricted common stock, 200,000 shares were for the work provided by the Directors throughout 2018 and 200,000 shares were provided in advance as their 2019 Director’s compensation. In addition pursuant to an oral consulting agreement Mr. Bowdring has been accruing compensation for his oversight of the financial and administrative areas of the company at a rate of $10,000 per month as reflected in the table above. Our directors also receive reimbursement of out-of-pocket expenses incurred in attending Board and committee meetings.

Pursuant to our Director Compensation Policy, each of our non-employee directors received total annual compensation of 200,000 restricted common stock shares.

The table below summarizes the compensation paid to, or earned by, our non-employee directors for the director compensation year which began on January 1, 2018. Ms. Karloff, our Chairperson, President and Chief Executive Officer, does not receive any compensation for her Board service beyond the compensation she receives as an executive officer of the Company.

Name	Fees Earned or Paid In		Total($)(1)
	Cash ($)	Stock Awards($)

Kevin Doody, MD.	-	179,000	179,000
Michael Campbell	-	179,000	179,000
Steven Shum	-	179,000	179,000

(1) Represents the aggregate grant date fair value of the stock awards received by the director during fiscal year 2018 determined in accordance with FASB ASC Topic 718.

(2) For the director compensation year beginning January 2018, the three independent directors. The annual stock grants for the director compensation year beginning January 2018 was made on January 22, 2018, 200,000 shares were issued at the grant date closing market price of $0.115 with a value of $23,000 each, and on October 31, 2018 400,000 shares were issued to Dr. Doody, Mr. Campbell and Mr. Shum at the grant date closing market price of $0.39 per share with a value of $156,000.

Stock Option Grants

None.

Employment Contracts

Currently, the Company has not entered into any employment agreements with the executive officers. However executive officer compensation plans are currently being established. While they are being developed the current compensation plan for both Ms. Karloff, CEO and Mr. Campbell, COO are a base salary of $175,000 and a 50% bonus if certain goals are achieved during 2019.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table and notes set forth the beneficial ownership of the common stock of the Company as of December 31, 2018, by each person who was known by the Company to beneficially own more than 5% of the common stock, by each director and named executive officer, and by all directors and executive officers as a group. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or dispositive power with respect to the securities. Unless otherwise indicated below, to our knowledge, all persons listed below have sole voting and dispositive power with respect to their shares of our common stock, except to the extent authority is shared by spouses under applicable law. Unless otherwise noted, the address of all of the individuals and entities named below is care of INVO Bioscience, Inc., 407R Mystic Avenue, Suite 34C, Medford, Massachusetts 02155:

a)     At December 31, 2018

Name and Address of Beneficial Owner (1)	Nature of Security	Number of Shares	Percentage of Common Stock

Kathleen Karloff	Common Stock	14,200,183	9.2%

Robert Bowdring	Common Stock	11,715,942	7.6%

Kevin Doody	Common Stock	5,075,677	3.3%

Michael Campbell	Common Stock	607,800	0.4%

Steven Shum	Common Stock	600,000	0.4%

Claude Ranoux	Common Stock	24,694,000	15.9%

All directors and executive officers as a group (5 persons)		32,199,622	20.8%

(1)

Beneficial ownership is determined in accordance with Rule 13d-3(a) of the Securities Exchange Act of 1934 and generally includes voting or investment power with respect to securities.  Except as indicated by footnotes and subject to community property laws, where applicable, the person named above has sole voting and investment power with respect to all shares of the Common Stock shown as beneficially owned by him or her. The number of shares outstanding on December 31, 2018 was 154,292,497

Changes in Control

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

In May 2018, the Company sold 150,000 shares of common stock at a price of $0.20 per share for proceeds of $30,000 to Charles Mulrey and family, the brother-in-law of Robert J. Bowdring, Director & Acting Chief Financial Officer as part of the 2018 financing.

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

Item 14.  Principal Accountant Fees and Services

Effective October 10, 2016, our independent registered public accounting firm is Liggett & Webb P.A.  The following table summarizes the approximate aggregate fees billed to us or expected to be billed to us by our independent registered accounting firms for our 2018 and 2017 fiscal years:

	Fiscal Year Ended December 31, 2018	Fiscal Year Ended December 31, 2017
Audit Fees	$58,000	$48,000
Audit Related fees	$5,000	$-0-
Tax Fees	$2,500	$4,000
All Other Fees	$-	$-

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent auditors.  Under the procedure, the Board approves the engagement letter with respect to audit and review services.  Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of the Board.  Any such approval by the designated member is disclosed to the entire Board at the next meeting.  The audit fees paid to the auditors with respect to fiscal year 2018 and 2017 were pre-approved by the entire Board of Directors.

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

(b)     Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation (1)
3.2	Certificate of Amendment to Articles of Incorporation of INVO Bioscience (1)
3.3	By-Laws of INVO Bioscience (2)
3.4	Certificate of Amendment to Articles of Incorporation of INVO Bioscience dated December 22, 2008 (3)
4.1	Form of Senior Secured Convertible Promissory Note - 2009 (4)
4.2	Form of Convertible Promissory Note Purchase Agreement - 2009 (4)
4.3	Form of Convertible Promissory Note – 2018 (7)
4.4	Form of Convertible Note Purchase Agreement – 2018 (7)
10.1	Kathleen Karloff Loan Agreement (5)
10.2	Kathleen Karloff Revised Loan Agreement (6)
10.3	Promissory Note – August 2016 (7)
10.4	Distribution Agreement between the INVO Bioscience, Inc and Ferring International Center S.A. (7) +
10.5	Supply Agreement between the INVO Bioscience, Inc and Ferring International Center S.A. (7) +

21.01	Subsidiaries of the Registrant*
31.01	Certification by Chief Executive Officer pursuant to Rule 13a-4(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.*
31.02	Certification by Chief Financial Officer pursuant to Rule 13a-4(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.*
32.01	Certification by the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.02	Certification by the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101	XBRL Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

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

(7)   Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed with the Securities and Exchange Commission on April 16, 2019

* Filed herewith

 + Portions of this exhibit have been omitted in accordance with Item 601(b)(10) of Regulation S-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 3, 2019.

INVO Bioscience, Inc.

Date June 3, 2019	By:	/s/ Kathleen Karloff
Kathleen Karloff
Chief and Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on June 3, 2019.

Signature	Capacity

/s/Kathleen Karloff	Chief and Principal Executive Officer and Director
Kathleen Karloff

/s/Robert J Bowdring	Director and Acting Chief Financial Officer (and acting principal accounting officer)
Robert J. Bowdring