Form 10-Q
period 2019-06-30
INVO Bioscience, Inc.
filed 2019-08-14
CIK 1417926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE

Commission file number 333-147330

INVO Bioscience, Inc.

(Exact name of registrant as specified in its charter)

Nevada	20-4036208
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5582 Broadcast Court Sarasota, Florida, 34240

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Securities registered pursuant to Section 12(b) of the Act:  None.

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	IVOB	OTCMKTS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares of common stock, par value $.0001 per share:  155,546,112 shares outstanding as of August 14, 2019.

INVO BIOSCIENCE, INC.

FORM 10-Q

FOR THE QUARTER ENDED June 30, 2019

PART I.  FINANCIAL INFORMATION

Item 1.       Financial Statements

INVO BIOSCIENCE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2019	2018
ASSETS	(unaudited)
Current assets
Cash	$2,663,171	$212,243
Accounts receivable net	240,214	225,899
Inventory, net	76,475	43,513
Prepaid expenses and other current assets	195,481	249,454
Total current assets	3,175,341	731,109

Property and equipment, net	98,109	34,446

Other Assets:
Capitalized patents, net	9,502	11,792
Lease right of use, net	112,827	-
Total other assets	122,329	11,792

Total assets	$3,395,779	$777,347

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities
Accounts payable and accrued liabilities, including related parties	$528,640	$571,828
Accrued compensation	969,226	2,515,256
Deferred revenue	727,261	18,895
Current portion of lease liability	18,898	-
Note payable	-	131,722
Note payable - related party	35,000	97,743
Convertible notes, net of discount	-	157,039
Convertible notes, related party - net of discount	-	9,087
Total current liabilities	2,279,025	3,501,570

Commitments and contingencies (Note 12)	-	-

Lease liability	94,173	-
Deferred revenue	3,928,571	-
Convertible notes, net of discount	232,960	-
Convertible notes, net of discount – related party	20,072	-

Total liabilities	6,554,801	3,501,570

Stockholders’ deficiency
Preferred Stock, $.0001 par value; 100,000,000 shares authorized; No shares issued and outstanding as of June 30, 2019 and December 31 2018, respectively	-	-
Common Stock, $.0001 par value; 200,000,000 shares authorized; 155,546,112 and 154,292,497 issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	15,554	15,429
Additional paid-in capital	19,246,768	18,981,570
Accumulated deficit	(22,421,344)	(21,721,222)
Total stockholders’ deficiency	(3,159,022)	(2,724,223)

Total liabilities and stockholders' deficiency	$3,395,779	$777,347

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INVO BIOSCIENCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30,	June 30,	June 30,	June 30,
	2019	2018	2019	2018

Revenue:
Product revenue	$480,067	$110,210	$490,927	$214,350
License revenue	178,571	-	357,143	-

Total Revenue	658,638	110,210	848,070	214,350

Cost of Goods Sold	55,282	16,710	66,260	31,134

Gross Margin	603,356	93,500	781,810	183,216

Selling, general and administrative expenses	669,152	1,883,946	1,196,717	2,113,945
Total operating expenses	669,152	1,883,946	1,196,717	2,113,945

Loss from operations	(65,796)	(1,790,446)	(414,907)	(1,930,729)

Interest expense	175,756	74,682	285,215	79,122
Total other expenses	175,756	74,682	285,215	79,122

Loss before income taxes	(241,552)	(1,865,128)	(700,122)	(2,009,851)

Provision for income taxes	-	-	-	-

Net Loss	$(241,552)	$(1,865,128)	$(700,122)	$(2,009,851)

Basic net loss per weighted average shares of common stock	$(0.00)	$(0.01)	$(0.01)	$(0.01)

Diluted net loss per weighted average shares of common stock	$(0.00)	$(0.01)	$(0.01)	$(0.01)

Basic weighted average number of shares of common stock	155,260,947	147,316,458	154,873,694	145,339,696

Diluted weighted average number of shares of common stock	155,260,947	147,316,458	154,873,694	145,339,696

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INVO BIOSCIENCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

(unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance, March 31, 2018	143,944,700	$14,394	$13,867,289	$(18,789,854)	$(4,908,171)
Common stock issued for cash	150,000	15	29,985	-	30,000
Common stock issued for services	3,360,000	336	1,714,464	-	1,714,800
Discount on convertible note payable			895,000		895,000
Net loss for the three months ended March 31, 2018	-	-	-	(1,865,128)	(1,865,128)
Balance, June 30, 2018 (unaudited)	147,454,700	$14,745	$16,506,738	$(20,654,982)	$(4,133,499)

Balance, March 31, 2019	154,621,112	$15,461	$19,061,861	$(22,179,792)	$(3,102,470)
Conversion of notes payable	925,000	93	184,907	-	185,000
Net loss for the three months ended March 31, 2019	-	-	-	(241,552)	(241,552)
Balance, June 30, 2019 (unaudited)	155,546,112	$15,554	$19,246,768	$(22,421,344)	$(3,159,022)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance, December 31, 2017	142,132,374	$14,213	$13,638,806	$(18,645,131)	$(4,992,112)
Common stock issued for cash	410,000	41	76,959	-	77,000
Common stock issued to employees	1,200,000	120	137,880	-	138,000
Common stock issued for services	3,712,326	371	1,758,093	-	1,758,464
Discount on convertible notes			895,000		895,000
Net loss for the six months ended June 30, 2018	-	-	-	(2,009,851)	(2,009,851)
Balance, June 30, 2018 (unaudited)	147,454,700	$14,745	$16,506,738	$(20,654,982)	$(4,133,499)

Balance, December 31, 2018	154,292,497	$15,429	$18,981,570	$(21,721,222)	$(2,724,223)
Common stock issued for services	60,000	6	26,594	-	26,600
Conversion of notes payable and accrued interest	1,193,615	119	238,604	-	238,723
Net loss for the six months ended June 30, 2019	-	-	-	(700,122)	(700,122)
Balance, June 30, 2019 (unaudited)	155,546,112	$15,554	$19,246,768	$(22,421,344)	$(3,159,022)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INVO BIOSCIENCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six	For the Six
	Months Ended	Months Ended
	June 30,	June 30,
	2019	2018

Cash flows from operating activities:
Net loss	$(700,122)	$(2,009,851)
Adjustments to reconcile net loss to net cash provided by operating activities:
Non-cash stock compensation issued for services	26,600	1,743,464
Amortization of discount on notes payable	256,703	56,446
Amortization of leasehold right of use asset	3,614	-
Depreciation and amortization	3,465	2,268
Changes in assets and liabilities:
Accounts receivable	(14,315)	(52,696)
Inventory	(32,962)	(522)
Prepaid expenses and other current assets	53,974	21,619
Accounts payable and accrued expenses	1,280	(167,131)
Leasehold liability	(3,370)	-
Deferred revenue	4,636,937	-
Accrued interest	24,458	-
Accrued compensation	(1,546,030)	156,900
Net cash provided by (used in) operating activities	2,710,232	(249,503)

Cash from investing activities:
Payments to acquire property, plant and equipment	(64,839)	-
Net cash (used in) investing activities	(64,839)	-

Cash from financing activities:
Proceeds from the sale of common stock	-	47,000
Proceeds from the sale of common stock – related parties	-	30,000
Proceeds from convertible notes payable	-	855,000
Proceeds from convertible notes payable – related parties	-	40,000
Principal payments on notes payable - related parties	(62,743)	(28,000)
Principal payment on notes payable	(131,722)	-
Net cash provided by (used in) financing activities	(194,465)	944,000

Increase in cash and cash equivalents	2,450,928	694,497

Cash and cash equivalents at beginning of period	212,243	25,759

Cash and cash equivalents at end of period	$2,663,171	$720,256

Supplemental disclosure of cash flow information:

Cash paid during the period for:

Interest	$9,823	$-

Taxes	$-	$912

Leasehold right of use asset and leasehold liability upon adoption of ASU 2016-02, lease (Topic 842)	$116,441	$-

Common stock issued upon note payable and accrued interest conversion	$238,723	$-

Common stock issued for prepaid services	$-	$153,000

Beneficial conversion feature on convertible notes	$-	$895,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INVO BIOSCIENCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

(unaudited)

Note 1 – Basis of Presentation

The accompanying unaudited condensed consolidated balance sheets as of June 30, 2019 and December 31, 2018, the condensed consolidated statements of operations and stockholders’ deficiency for the three and six months ended June 30, 2019 and 2018,  and cash flows for the six months ended June 30, 2019 and 2018 of INVO Bioscience, Inc. (the “Company”), and the related information contained in these notes have been prepared by management and are unaudited. In the opinion of management, all adjustments (which include normal recurring and nonrecurring items) necessary to present fairly the Company’s financial position, results of operations and cash flows in conformity with generally accepted accounting principles for the periods presented have been made. Interim operating results are not necessarily indicative of operating results for a full year.

The preparation of our unaudited condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Certain information and note disclosures normally included in the Company’s annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s December 31, 2018 Annual Report on Form 10-K previously filed by the Company with the Securities and Exchange Commission (SEC).

The Company considers events or transactions that have occurred after the unaudited condensed consolidated balance sheet date of June 30, 2019, but prior to the filing of the unaudited condensed consolidated financial statements with the SEC on this Quarterly Report on Form 10-Q, to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure, as applicable. Subsequent events have been evaluated through the date of the filing of this Quarterly Report on Form 10-Q with the SEC.

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

The Company adopted the standard effective January 1, 2019. The standard allows a number of optional practical expedients to use for transition. The Company choose the certain practical expedients allowed under the transition guidance which permitted us to not to reassess any existing or expired contracts to determine if they contain embedded leases, to not to reassess our lease classification on existing leases, to account for lease and non-lease components as a single lease component for equipment leases, and whether initial direct costs previously capitalized would qualify for capitalization under FASB ASC 842. The new standard also provides practical expedients and recognition exemptions for an entity's ongoing accounting policy elections. The Company has elected the short-term lease recognition for all leases that qualify, which means that we do not recognize a ROU asset and lease liability for any lease with a term of twelve months or less.

The most significant impact of adopting the standard was the recognition of ROU assets and lease liabilities for operating leases on the Company's consolidated balance sheet but it did not have an impact on the Company's consolidated statements of operations or consolidated statements of cash flows. The Company did not have a cumulative effect on adoption prior to January 1, 2019.

INVO BIOSCIENCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

(unaudited)

Note 3 – Liquidity

On January 14, 2019, INVO Bioscience entered into a distribution agreement (the “Distribution Agreement”) with Ferring International Center S.A. (“Ferring”) granted to Ferring exclusive licensing rights to sublicense the Company’s INVOcell together with the retention device. Under the terms of the Distribution Agreement, Ferring was obligated to make an initial payment to the Company of $5,000,000 upon satisfaction of certain closing conditions. The Company received the initial $5 million cash payment  upon the execution of the Ferring distribution agreement in January 2019 and as a result believes its cash on hand will be sufficient to fund its current debt obligations, estimated capital expenditures and working capital needs for the next twelve months.

Note 4 – Inventory

As of June 30, 2019, and December 31, 2018, the Company recorded the following inventory balances:

	June 30, 2019	December 31, 2018
Work in Process	$71,469	$30,689
Finished Goods	5,006	12,824
Total Inventory, net	$76,475	$43,513

Note 5 – Property and Equipment

The estimated useful lives and accumulated depreciation for furniture, equipment and software are as follows as of June 30, 2019 and December 31, 2018:

Estimated Useful Life
Molds and Office Equipment	3 to 10 years

	June 30, 2019	December 31, 2018
Manufacturing Equipment- Molds	$132,513	$70,363
Office Equipment	2,689	-
Accumulated Depreciation	(37,093)	(35,917)
Total	$98,109	$34,446

During the three months ended June 30, 2019 and 2018 the Company recorded depreciation expense of $39 and $0, respectively. During the six months ended June 30, 2019 and 2018 the Company recorded depreciation expense of $1,176 and $0, respectively. The Company began shipping its new retention device in August 2018 which triggered the start of depreciating our retention device mold during the quarter.

Note 6 – Patents

As of June 30, 2019, and December 31, 2018, the Company recorded the following patent balances:

	June 30, 2019	December 31, 2018
Total Patents	$77,722	$77,743
Accumulated Amortization	(68,220)	(65,951)
Patent costs, net	$9,502	$11,792

INVO BIOSCIENCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

(unaudited)

During the three ended June 30, 2019 and 2018, the Company recorded $1,455 and $1,134 in amortization expenses respectively. During the six ended June 30, 2019 and 2018, the Company recorded $2,269 and $2,268 in amortization expenses respectively.

Estimated amortization expense as of June 30, 2019 is as follows:

Years ended December 31,
2019 – remaining six months	$2,268
2020	1,809
2021	1,809
2022 and thereafter	3,616
Total	$9,502

Note 7 - Leases

The Company has an operating lease for our facility, which have remaining terms 5 years with an option to renew for 3 additional years. They also do not have an early termination clause included. Our operating lease agreements do not contain any material restrictive covenants.

As of June 30, 2019, the Company's lease components included in the consolidated balance sheet were as follows:

Lease component	Classification	June 30, 2019
Assets
ROU assets - operating lease	Other assets	$112,827

Total ROU assets		$112,827

Liabilities
Current operating lease liability	Current liabilities	$18,898

Long-term operating lease liability	Other liabilities	94,173

Total lease liabilities		$113,071

Rent expense is recognized on a straight-line basis over the life of the lease. Rent expense consists of the following:

Six months ended
June 30, 2019
Operating lease costs	$4,192
Short term lease cost	3,000

Total rent expense	$7,192

INVO BIOSCIENCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

(unaudited)

Future minimum lease payments under non-cancellable leases were as follows:

June 30, 2019
2019 - remaining 6 months	$11,844
2020	24,161
2021	24,886
2022	25,633
2023	26,402
2024 and beyond	8,886
Total future minimum lease payments	$121,812
Less: Interest	8,741
Total operating lease liabilities	$113,071

Current operating lease liability	$18,898
Long-term operating lease liability	94,173
Total operating lease liabilities	$113,071

Note 8 – Notes Payable

Notes Payable

In August 2016, INVO Bioscience converted a long-time vendor’s outstanding accounts payable balance of $131,722 into a Promissory Note with a three-year term that accrues interest at 5% per annum. The note provides for interest only payments on the first and second anniversaries of the note. The note is payable in full along with any outstanding accrued interest on August 9, 2019. The Company had the right to prepay the note at any time without a premium or penalty which it did in January 2019.  The interest on this note for the three months ended June 30, 2019 and 2018 were $0 and $1,647, respectively. The interest on this note for the six months ended June 30, 2019 and 2018 were $489 and $3,293, respectively. The Note and all accrued interest of $9,823 was paid in full and as of June 30, 2019, the balance is $0.

2018 Convertible Notes Payable

In April and May 2018, the Company issued convertible notes (the “2018 Convertible Notes”) payable to investors’ in the aggregate principal amount of $895,000. The 2018 Convertible Notes accrue interest at the rate of 9% per annum which is paid in stock. 2018 Convertible Notes with an aggregate principal amount of $550,000 are due on January 30, 2021, and 2018 Convertible Notes with an aggregate principal amount of $345,000 are due on March 31, 2021. The notes are convertible into shares of common stock at a price of $0.20 per share, provided, that if the Company completes a subsequent equity financing, the holders of the 2018 Convertible Notes can elect to convert the notes in shares of our common stock at a price equal to 75% of the price paid per share in such subsequent equity financing. During the fourth quarter of 2018, three note holders converted their notes with a value of $200,000 into 1,055,415 shares of common stock.  During the six months ended June 30, 2019, a note holder converted principal and accrued interest of $50,000 and $3,723, respectively, into 268,615 shares of common stock. A second note holder converted 3 notes with total value of $185,000 into 925,000 shares of common stock; accrued interest of $16,550 had not been converted to stock as of June 30, 2019.

The Company calculated a beneficial conversion feature of the 2018 Convertible Notes based on ASU 17-11 in the form of a discount of $895,000; $44,904 and $56,446 of this amount was amortized to interest expense during the three months ended June 30, 2019 and 2018, respectively, based on the three year term of the notes. In addition, $155,939 was also amortized for the notes that were converted during the first six months of 2019. During the six months ended June 30, 2019 and 2018 $26,445 and $14,343 of interest was expensed, respectively. The balance of these notes of $232,960 include the principal balance of $420,000, accrued interest of $61,042 net of the conversion discount of $248,082.

INVO BIOSCIENCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

(unaudited)

Note 9 – Notes Payable and Other Related Party Transactions

On September 18, 2008, the Company entered into a related party transaction with Dr. Claude Ranoux.  Dr. Ranoux was then the President, Director and Chief Scientific Officer of the Company; as of the date of this filing he is a Director.  Dr. Ranoux had loaned funds to the Company to sustain its operations since January 5, 2007 (inception).  Dr. Ranoux’s total original cumulative investment as of December 31, 2008 was $96,462, as of December 31, 2017 and 2016 it was $21,888 (“the Principal Amount”) in INVO Bioscience.  On March 26, 2009, the Company and Dr. Ranoux agreed to re-write the agreement to a non-convertible note payable bearing interest at 5% per annum, the term of the note had been extended, and has been extended a couple of additional times, the current repayment date was October 31, 2018.  The Company and Dr. Ranoux could jointly decide to repay the loan earlier without prepayment penalties.  During the twelve months ended December 31, 2018 the outstanding balance of $21,888 was paid in full including all interest due.

On March 5, 2009, the Company entered into a related party transaction with Kathleen Karloff, the Chief Executive Officer and a Director of the Company.  Ms. Karloff provided a short-term loan in the amount of $75,000 bearing interest at 5% per annum to the Company to fund operations.  In May 2009, Ms. Karloff loaned to the Company an additional $13,000, making her total cumulative loan $88,000 as of December 31, 2011.  This note was due on September 15, 2009, which has since been extended a few times to its current date of October 31, 2018.   During the twelve months ended December 31, 2014, Ms. Karloff loaned the Company an additional $66,000 at an interest rate of 0% by entering into a note payable agreement in satisfaction of expenses incurred by her for amounts previously advanced to the Company. This note currently has the same expiration date as the others which is October 31, 2018. During the twelve months ended December 31, 2018 $91,257 was paid against the principal of the loan, in 2017, $0 was repaid on the principal of the loan. The principal balances of the loan were $62,743 and $154,000 as of December 31, 2018 and 2017, respectively.   The related interest for the twelve months ended December 31, 2018 and 2017 was $15,278 and $4,400 respectively.  During the six months ended June 30, 2019, the Company paid the remaining balance due Ms. Karloff in the amount of $62,743 along with $44,000 of accrued interest.

In December 2009, James Bowdring, the brother of Director Robert Bowdring invested $100,000 acquiring 666,667 shares of restricted common stock.  In April 2011, the Company issued a new short-term convertible note (“Q211 Note”) payable to James Bowdring in the amount of $50,000.  The Note carries a 10% interest rate.  The note has a current balance of $25,000. The Q211 Note is convertible into Common Stock of the Company at a conversion price of $0.03 per share, subject to adjustments. During the three and six months ended June 30, 2019, the Company accrued interest in the amount of $623 and $1,239 on the Q211 Note, respectively.

In November 2011, the Company issued a new convertible note (“Q411 Note”) payable to James Bowdring in the amount of $10,000.  The Q411 Note carries a 10% interest rate. The Q411 Note is convertible into Common Stock of the Company at a conversion price of $0.01 per share, subject to adjustments.  During the three months ended June 30, 2019 and 2018, the Company accrued interest in the amount of $249 and $249 on the Q411 Note, respectively. In addition, $496 and $496 of interest was accrued in the six months ended June 30, 2019 and 2018, respectively.

In May 2018, James Bowdring and his children participated in the “2018 Convertible Notes” offerings in the aggregate principal amount of $40,000. The 2018 Convertible Notes accrue interest at the rate of 9% per annum which is paid in stock. These Notes are due on March 31, 2021. The notes are convertible into shares of common stock at a price of $0.20 per share, provided, that if the Company completes a subsequent equity financing, the holders of the 2018 Convertible Notes can elect to convert the notes in shares of our common stock at a price equal to 75% of the price paid per share in such subsequent equity financing. During the three months ended June 30, 2019 and 2018, the Company accrued interest in the amount of $897 and $562 on the 2018 Convertible Notes, respectively. In addition, $1,785 and $562 of interest was accrued in the six months ended June 30, 2019 and 2018, respectively.

The Company had been renting its corporate office from Forty Four Realty Trust which is owned by James Bowdring, the brother of Director & Former Acting Chief Financial Officer, Robert Bowdring since November 2012 in a month to month rental arrangement. The Company believes the rent of $600 per month was less than the fair market real estate rental rate for comparable leases. The lease terminated in May 2019, when the company relocated to a new facility. In addition, the Company had purchased stationary supplies and marketing items at discounted rates from Superior Printing & Promotions which is also owned by James Bowdring and is in the same building as our former corporate office. INVO Bioscience spent $5,256 and $234 with Superior during the three months ended June 30, 2019 and 2018, respectively. In addition, INVO Bioscience spent $6,034 and $234 in the six months ended June 30, 2019 and 2018, respectively.

INVO BIOSCIENCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

(unaudited)

Principal balances of the Related Party loans were as follows:

	June 30, 2019	December 31, 2018
James Bowdring Family - 2011 Notes	35,000	35,000

James Bowdring Family – 2018 Convertible Notes	44,161	40,000

Kathleen Karloff Note	-	62,743
Less discount	(24,089)	(30,913)
Total, net of discount	$55,072	$106,830

Interest expense on the Related Party loans was $1,770 and $2,247 for the three months ended June 30, 2019 and 2018, respectively. In addition, $3,521 and $5,039 of interest expense was recorded in the six months ended June 30, 2019 and 2018, respectively.

Accounts payable and accrued liabilities balances include expenses reports for Ms. Karloff and Mr. Bowdring for expenses they paid for personally related to travel or normal business expenses.

	June 30,	December 31,
	2019	2018
Accounts payable and accrued liabilities	$3,702	$1,700

Note 10 – Stockholders’ Equity

Six Months Ended June 30, 2019

In January 2019, pursuant to Section 4(a)(2) of the Securities Act, the Company issued 60,000 shares of common stock with a fair value of $26,600 to service providers.

In February 2019, pursuant to Section 4(a)(2) of the Securities Act, the Company issued 268,615 shares of common stock for conversion of notes payable and accrued interest in the amount of $53,723.

In April 2019, pursuant to Section 4(a)(2) of the Securities Act, the Company issued 800,000 shares of common stock for conversion of notes payable in the amount of $160,000.

In May 2019, pursuant to Section 4(a)(2) of the Securities Act, the Company issued 125,000 shares of common stock for conversion of notes payable in the amount of $25,000.

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

INVO BIOSCIENCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

(unaudited)

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

Note 11 – Stock Options and Warrants

As of June 30, 2019 and December 31, 2018, the Company does not have any outstanding or committed and unissued stock options or warrants.

Note 12 – Commitments and Contingencies

A)	Litigation

In April 2019 the Company took steps to move this litigation forward. INVO Bioscience has been waiting for the plaintiffs to file the proper court documentation since October 2016. Through their attorney INVO Bioscience issued an appeal with a motion to dismiss the plaintiffs’ appeal in the Superior Court of Suffolk County in Massachusetts. In May 2019 the plaintiffs filed the required paperwork, our attorney quickly filed a reply brief to have the notice of appeal struck with the court attacking their claims as it has done in the past. The Court responded by setting a hearing date in September 2019 to review our motion to dismiss. The Company and its attorney feels this is a positive step in getting this situation resolved.

There had been no change in the status of the litigation INVO Bioscience, Inc., and two of its directors have been involved in since 2010, defending litigation brought by investors in an alleged predecessor of INVO Bioscience.  On March 24, 2010, INVO Bioscience, Inc. and its corporate affiliate, Bio X Cell, Inc., Claude Ranoux, and Kathleen Karloff were served an Amended Complaint, the original of which was filed on December 31, 2009 at the Suffolk Superior Court Business Litigation Session by two terminated employees of Medelle Corporation (also named as a co-defendant but no longer active), who are also attorneys, and a former investor in and creditor of Medelle.  These plaintiffs allege various claims of wrongdoing relating to the sale of assets of Medelle to Dr. Ranoux.  Plaintiffs claim that Dr. Ranoux, Ms. Karloff, and Medelle (and therefore INVO Bioscience as an alleged successor corporation) violated alleged duties owed to plaintiffs in connection with the sale.  Separate claims were also alleged against INVO Bioscience.

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

INVO BIOSCIENCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

(unaudited)

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

B)	Employee Agreements

The Company is in the process of updating employment agreements for its current officers, executives and employees of the Company.

C)

Consulting Agreements

The Company has entered into a consulting agreement with Shine Management, Inc. through which it is receiving outsourced accounting and the support of its acting CFO, Debra Hoopes. Debra is the CFO and Chief Administrative Officer of Shine Management, Inc. and Management Services Company in Charlottesville, VA.

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

INVO BIOSCIENCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

(unaudited)

In January 2019, we announced a U.S. license and distribution agreement with Ferring International Center S.A. (“Ferring”) and as a result took a significant step to strengthen the Company that we believe will allow us to implement our overall business plan. We believe that this strategic partnership with a strong reproductive organization such as Ferring Pharmaceuticals will provide us with the necessary sales and marketing resources within the United States to expand the market and help reach all of those couples not receiving reproductive treatments today.  The agreement calls for the issuance of an initial upfront payment of $5,000,000 which we received upon the signing of the agreement and then subsequent licensing fee payment of $3,000,000 that will provide us with a source of non-dilutive financing to execute our plan. Under the terms of the agreement we can pursue developing international markets and as well as partnering and opening INVO-only reproductive centers within the U.S. market. We believe this major milestone and agreement is a critical step that allows the Company to implement its mission of expanding access to care in the fertility marketplace. The initial upfront payment of $5,000,000 which we received upon the signing of the agreement is being recognized to income over the 7 year term.

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

The Ferring license was deemed to be a functional license that provide customers with a “right to access” to our intellectual property during the subscription period and, accordingly, revenue is recognized over a period of time, which is generally the subscription period. During the three months and six months ended June 30, 2019, the Company recognized $178,571 and $357,143, respectively, related to the Ferring license agreement.

As of June 30, 2019 and December 31, 2018, the Company had deferred revenues of $4,655,832 and $18,895, respectively.

Sources of Revenue

We have identified the following revenues disaggregated by revenue source:

Domestic Product revenue

Domestic Licensing fee

For the six months ended June 30, 2019 and 2018 the source of revenue was derived from:

	June 30, 2019	June 30, 2018
Domestic Product revenue	$490,927	$214,350

Domestic licensing fee	357,143	-

Total revenue	$848,070	$214,350

INVO BIOSCIENCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

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

Practical Expedients

Our payment terms for sales direct to customers and distributors are substantially less than the one-year collection period that falls within the practical expedient in determination of whether a significant financing component exists.

Shipping and Handling Charges

Fees charged to customers for shipping and handling of products are included as an offset to the costs for shipping and handling of products included as a component of cost of products.

Taxes Collected from Customers

As our products are used in another service and are exempt, to this point we have not collected taxes. If we were to collect taxes, they would be on the value of transaction revenue and would be excluded from product revenues and cost of sales and would be accrued in current liabilities until remitted to governmental authorities.

Effective Date and Transition Disclosures

Adoption of the new standards related to revenue recognition did not have a material impact on our consolidated financial statements, and is not expected to have a material impact in future periods.

Note 14 – Subsequent Events

On August 7, 2019, the Company sent James Bowdring, a related party, a check in the amount of $65,197 as full payment under those certain promissory notes dated April 8, 2011 and November 9, 2011.  On August 8, 2019, Mr. Bowdring’s legal counsel returned this check with a letter stating that the check did not properly account for the compound interest identified in such notes.  In addition, the letter stated Mr. Bowdring’s desire to convert these promissory notes into shares of the Company’s common stock in lieu of any cash payment.  The Company does not believe that Mr. Bowdring has the right to convert such notes upon receiving payment of such notes and intends to vigorously contend any conversion of these notes.  The 10% Senior Secured Convertible Promissory Notes were issued on April 8, 2011 and November 9, 2011, with maturity dates thirty days subsequent to the dates of issuance.  Interest was calculated at 10% per annum, compounded based on a 360-day year. Investors had the option to convert any unpaid principal and accrued interest into shares of Company’s common stock original conversion prices of $.03 and $.01, respectively, subject to adjustments upon the Company’s issuances of stock at prices less than the original conversion prices during the 24-months after issuance of each note (i.e. currently $0.0065).

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

Overview

INVO Bioscience’s mission is to increase access to care and expand fertility treatment and patient care across the globe. We have developed the INVOcell device and procedure, the first Intravaginal Culture (IVC) system granted FDA clearance in the United States, in hope of providing millions of infertile couples across the country access to this new infertility treatment. This novel device and procedure provide a more natural, safe, effective and economical fertility treatment compared to current infertility treatments, including in-vitro fertilization (“IVF”) and intrauterine insemination (“IUI”). The patented INVOcell device is used for the incubation of eggs and sperm during fertilization and early embryo development. Unlike conventional infertility treatments such as IVF where the eggs and sperm develop into embryos in a laboratory incubator, the INVOcell utilizes the women’s vagina as an incubator to support a more natural fertilization and embryo development environment. This novel device promotes in vivo conception and early embryo development.

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

In January 2019, we entered into a Distribution Agreement with Ferring Pharmaceuticals and as a result took a significant step to strengthen the Company that we believe will allow us to implement our overall business plan. We believe that this strategic partnership with a strong reproductive organization such as Ferring Pharmaceuticals will provide us with the necessary sales and marketing resources within the United States to expand the market and help reach all those couples not receiving reproductive treatments today.  The agreement calls for the issuance of an initial upfront payment of $5,000,000 which we received upon the signing of the agreement and then subsequent licensing fee payment of $3,000,000 that will provide us with a source of non-dilutive financing to execute our plan. Under the terms of the agreement we can pursue developing international markets and as well as partnering to open to five INVO-only reproductive centers within the U.S. market. We believe this major milestone and agreement is a critical step that allows the Company to implement its mission of expanding access to care in the fertility marketplace.

Prior to the Ferring agreement, one of the largest challenges that INVO Bioscience faced was raising the appropriate capital to implement its business plan while opening the US market as well as pursuing other opportunities across the globe. With our new Distribution Agreement with Ferring we feel we have eliminated that challenge for the foreseeable future. We believe we have the appropriate funding to execute our business plan over the next 12 months.

We anticipate that we will experience significant quarterly fluctuations in our sales and revenues as a result of the Company’s efforts to expand the sales of the INVO technology across the United States and into new markets.  Operating results will depend upon the continued rollout of the INVOcell device across the U.S. by Ferring as well the training of international physicians and their staff on the INVO procedure. In the current year, our operating results will be heavily dependent on Ferring’s ability to penetrate the U.S. markets.

We anticipate Ferring will be able to significantly expand our offering with our sales and marketing resources in the months and years ahead.

The Company received the $5 million upfront license fee from Ferring in January 2019 exchange for their exclusive right to market and distribute INVO products across the United States. The license fee      is being accounted for      pro-rata over a seven-year agreement, which results in recognizing $178,000 per quarter in license revenue.

Since receiving the Ferring license fee, The Company started executing a number of additional strategic initiatives as part of its business plan. As an example, line we expanded our new product development efforts and worked with Ferring on new packaging and labeling. We hired a new COO and VP of Product Development to focus on international opportunities in the Middle East, Europe and Asia. We have engaged additional investor relations resources and started to improve some of our internal systems. We currently anticipate that we have sufficient funds to operate for 12 months, however, there are a number of factors that could materially impact our cash needs.

Our registered independent certified public accountants have stated in their report dated April 16, 2019, filed with the Company’s Annual Report on Form 10-K that the Company has a generated negative cash outflows from operating activities, experienced recurring net operating losses, and was dependent on securing additional equity or debt financing to support its business efforts. We continue and expect to continue to generate negative cash outflows from operating activities during 2019 as the business continues to grow. As a result of the execution of the Distribution Agreement with Ferring we now believe we have sufficient capital for at least the subsequent 12 months and will be able to grow the overall business more rapidly, moving it toward the goal of generating positive cash flow from operations, although we make no assurances in this regard.

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

Results of Operations

Three months ended June 30, 2019, compared to the three months ended June 30, 2018

Net Sales and Revenues

Revenue for the three months ended June 30, 2019, was $658,638 compared to $110,210 for the same three-month period in 2018, an increase of $548,428 or 498%. The increase was the result of increased product sales as Ferring began to increase their marketing activities as well as from recognizing 3.6% of the Ferring seven-year U.S. exclusive licensing & distribution fee.

Gross Margin

The gross margin reported for the second quarter ended June 30, 2019 was 92% or $603,356 compared to 85% or $93,500 for the three months ended June 30, 2018. The increase in gross margin was related to the 2019 licensing fee that did not have any cost of sales expenses associated with it. The cost of sales recognized during the second quarter of 2019 were attributed to product shipments to Ferring.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2019 were $669,152 as compared to $1,883,946 for the three months ended June 30, 2018, a decrease of $1,214,794 or 64%. The decrease in SG&A during the second quarter of 2019 compared to the second quarter of 2018 was primarily the result of lower costs related to business advisory services, partially offset by an increase in professional fees, legal fees and other corporate expenses.

Selling, general and administrative expenses for the three months ended June 30, 2018 included the issuance of 3,360,000 shares of our common stock with a fair value of $1,714,800 to service providers. This item was a noncash, one-time event of $1,530,000 for pre and post FDA clearance support services as well as expenses related to stock market up listing, market research, the fees associated with the addition of three independent board of directors and increased investor awareness expenses.

Interest Expense and Financing Fees

During the three-month period ended June 30, 2019 we incurred $175,756 in interest expense, an increase of $10 1,074 compared to $74,682 in the three-month period ended June 30, 2018. The primary reason for the increase in 2019 was the amortization of discount on the 2018 Convertible Notes Payable in the amount of $163,466 as compared to $56,446 during the same period of 2018.

Net Loss

For the reasons stated above, the Company had a net loss of $241,552 for the three months ended June 30, 2019, a decrease of $1,623,576 compared to a net loss of $1,865,128 for the three months ended June 30, 2018.

Six months ended June 30, 2019, compared to the six months ended June 30, 2018

Net Sales and Revenues

Revenue for the six months ended June 30, 2019 was $848,070, an increase of $633,720 or 296% compared to $214,350 for the same six month period in 2018. The increase was the result of increased product sales as Ferring began to increase their marketing activities as well as from recognizing 3.6% of the Ferring seven year U.S. exclusive licensing & distribution fee.

Gross Margin

The gross margin reported for the six months ended June 30, 2019 was 92% or $781,810 compared to 85% or $183,216 for the six months ended June 30, 2018. The increase in gross margin was related to the 2019 licensing fee that did not have any cost of sales expenses associated with it.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended June 30, 2019 were $1,196,717, a decrease of $917,228 or 43% compared to $2,113,945 for the six months ended June 30, 2018.  The decrease in SG&A during the six months ending June 30, 2019 compared to the six months ended June 30, 2018 was primarily the result of lower costs related to FDA clearance support services, partially offset by an increase in professional fees, legal fees and other corporate expenses.

During the six months ended June 2018, we had a one-time issuance of 3,000,000 shares of common stock with a fair value of $1,530,000 for key services provided by one of our board members.

Interest Expense and Financing Fees

During the six-month period ended June 30, 2019 we incurred $285,215 in interest expense, an increase of $206,093 compared to $79,122 in the six-month period ended June 30, 2018. The primary reason for the increase in 2019 was the amortization of discount on the 2018 Convertible Notes Payable in the amount of $256,703 compared to $56,446 in the same period in 2018 along with $24,660 of interest for the same notes.

Net Income (loss)

For the reasons above, the Company had a net loss of $700,122 for the six months ended June 30, 2019, an increase of $1,309,729 compared to a net loss of $2,009,851 for the six months ended June 30, 2018.

Liquidity and Capital Resources

Net cash as of June 30, 2019, was $2,663,171 or $2,450,928 higher than net cash of $212,243 at December 31, 2018.

Net cash generated by operating activities was $2,710,232 for the six months ended June 30, 2019, compared to net cash used by operating activities of $249,503 for the six months ended June 30, 2018.  The increase in net cash was primarily due to the $4,636,937 increase in deferred revenue as a result of the initial exclusive license and distribution agreement fee received by the Company in January partially offset by a decrease in accrued compensation of $1,546,030.

The Company started developing and purchasing molds for the next generation of the INVOcell using $62,150 during the first six months of 2019 as well as $2,689 for office equipment. No cash was used during the first six months of 2018 in investing activities.

Cash used in financing activities was $194,465 during the six months ended June 30, 2019. Cash used during the six months ended June 30, 2019 was used to pay off principle note payments and convertible note(s).

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

Our existing cash resources, and cash flow from operations will provide adequate resources to fully support our operations during fiscal 2019 and beyond. The payment under the Distribution Agreement in the first quarter of 2019 provided us with the strategic funding necessary to execute our business plan over the next 12 months.

Critical Accounting Policies and Estimates

For further discussion of our accounting policies see the “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 as well as the notes to the unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q.

In February 2016, the Financial Accounting Standards Board (“FASB”) issued a new standard related to Leases, Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) and subsequent amendments, which replaced existing GAAP and requires lessees to recognize right-of-use (“ROU”) assets and corresponding lease liabilities that depict the rights and obligations arising from a lease agreement. We implemented ASU 2016-02 on January 1, 2019 and elected certain practical expedients available under the ASU. As a result of the adoption, the Company recognized ROU assets totaling $116,441 and lease liabilities totaling $116,441 as of the adoption date. For additional information, see Note 1 to our Unaudited Condensed Consolidated Financial Statements – “Basis of Presentation and Significant Accounting Policies-Recently Issued Accounting Pronouncements” elsewhere in this Quarterly Report.

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

Intangible Assets

The Company’s intangible assets consist of its INVOcell and INVO process patents. The Company amortizes its intangible assets with definitive lives over their useful lives, which range up to 20 years, based on the time period the Company expects to receive the economic benefit from these assets. No impairment charge was recorded during the six months period ended June 30, 2019 or 2018.

The Company continually assesses whether events or changes in circumstances have occurred that may warrant revision of the estimated useful lives of its intangible and indefinite-lived assets or whether the remaining balances of those assets should be evaluated for possible impairment. There were no changes in the carrying value of intangible and indefinite-lived assets during the six months ended June 30, 2019.

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

The Company continually assesses whether events or changes in circumstances have occurred that may warrant revision of the estimated useful lives of its intangible and indefinite-lived assets or whether the remaining balances of those assets should be evaluated for possible impairment. There were no changes in the carrying value of intangible and indefinite-lived assets during the six months ended June 30, 2019.

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

Income Taxes

The Company uses the asset and liability method to account for income taxes. Under this method, deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. If a carryforward exists, the Company makes a determination as to whether the carryforward will be utilized in the future. Currently, a valuation allowance is established for all DTA’s and carryforwards as their recoverability is deemed to be uncertain. If our expectations for future operating results at the federal or at the state jurisdiction level vary from actual results due to changes in healthcare regulations, general economic conditions, or other factors, we may need to adjust the valuation allowance, for all or a portion of our deferred tax assets. Our income tax expense in future periods will be reduced or increased to the extent of offsetting decreases or increases, respectively, in our valuation allowance in the period when the change in circumstances occurs. These changes could have a significant impact on our future earnings.

Income tax expense was $0 and $0 for the six months ended June 30, 2019 and 2018. The annual forecasted effective income tax rate for 2019 is 0% with a year-to-date effective income tax rate for the six months ended June 30, 2019 of 0%. This is in line with the amounts reported at June 30, 2018.

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements and their effect on the Company, see “Recent Accounting Pronouncements” in Note 2 of the Notes to Unaudited Condensed Consolidated Financial Statements contained herein.

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

Item 3.       Quantitative and Qualitative Disclosures about Market Risks

Not Applicable

Item 4.       Controls and Procedures

Item 4a.     Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Acting Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30 2019, the end of the fiscal period covered by this Form 10Q.  We maintain disclosure controls and procedures that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.  Based upon that evaluation and the identification of the material weakness in the Company’s internal control over financial reporting as of December 31, 2018 (described below) which has not been remediated as of the end of the period covered by this Quarterly Report, our Chief Executive Officer and Acting Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were ineffective as of the end of the period covered by this Quarterly Report.

Because of the Company’s limited resources and limited number of employees, management concluded that, as of June 30, 2019, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

PART II. OTHER INFORMATION

Item 1.      Legal Proceedings

In April 2019 the Company took steps to move this litigation forward. INVO Bioscience has been waiting for the plaintiffs to file the proper court documentation since October 2016. Through their attorney INVO Bioscience issued an appeal with a motion to dismiss in the Superior Court of Suffolk County in Massachusetts. In May 2019 the plaintiffs filed the required paperwork, our attorney quickly filed a reply brief to have the notice of appeal struck with the court attacking their claims as it has done in the past. The Court responded by setting a hearing date in September 2019 to review our motion to dismiss. The Company and its attorney feels this is a positive step in getting this situation resolved.

This is a change to what was outlined in the Annual Report on Form 10K filed on April 16, 2019, where there has been no change in the status in the suit for over two years involving INVO Bioscience, Inc., and two of its directors since 2010, defending litigation brought by investors in an alleged predecessor of INVO Bioscience.  On March 24, 2010, INVO Bioscience, Inc. and its corporate affiliate, Bio X Cell, Inc., Claude Ranoux, and Kathleen Karloff were served an Amended Complaint, the original of which was filed on December 31, 2009 at the Suffolk Superior Court Business Litigation Session by two terminated employees of Medelle Corporation (also named as a co-defendant but no longer active), who are also attorneys, and a former investor in and creditor of Medelle.  These plaintiffs allege various claims of wrongdoing relating to the sale of assets of Medelle to Dr. Ranoux.  Plaintiffs claim that Dr. Ranoux, Ms. Karloff, and Medelle (and therefore INVO Bioscience as an alleged successor corporation) violated alleged duties owed to plaintiffs in connection with the sale.  Separate claims were also alleged against INVO Bioscience.

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

Item 2.      Unregistered Issuance of Equity Securities and Use of Proceeds

In April 2019, we issued 800,000 shares of common stock upon conversion of notes payable in the amount of $160,000. We did not receive any proceeds upon issuance of these shares.

In May 2019, we issued 125,000 shares of common stock upon conversion of notes payable in the amount of $25,000. We did not receive any proceeds upon issuance of these shares.

We claimed the exemption from registration set forth in Section 4(a)(2) of the Securities Act and the rules thereunder for the issuances of common stock described above, as private transactions not involving a public distribution. The facts we relied upon to claim the exemption provided by Section 4(a)(2) include: (i) all represented that they acquired the shares from the Company for investment and not with a view to distribution to the public; (ii) each certificate issued for unregistered securities contains a legend stating that the securities have not been registered under the Securities Act and setting forth the restrictions on the transferability and the sale of the securities; (iii) most represented that they are accredited investors and all are familiar with our business activities; and (iv) all given full and complete access to any corporate information they requested.

Item 3.      Defaults Upon Senior Securities

None.

Item 4.      Mine Safety Disclosures

Not applicable

Item 5.      Other Information

On August 14, 2019, we appointed Debra Hoopes as our Acting Chief Financial Officer. Ms. Hoopes, 59 currently serves as CFO and Chief Admin Officer of Shine Management, Inc., an outsource Management Services organization, a position she has held since August of 2017.   Previously, Ms. Hoopes a co owner of H2CFO LLC in 2017 and prior to 2017 was the sole owner of Hoopes Management & Advisory Services LLC through which she provides outsourced CFO services.  Ms. Hoopes is a Certified Public Accountant (licensed in Virginia and Maryland) with a Bachelor of Science degree in Accounting from Virginia Tech and a Master of Business Administration from George Washington University and is a Chartered Global Management Accountant.

On August 14, 2019, Robert Bowdring resigned as our Acting Chief Financial Officer.

Item 6.      Exhibits

31.1	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications of Principal Executive Officer and Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2019 and 2018, (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2019 and 2018, and (iv) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 14, 2019.

INVO Bioscience, Inc.

Date: August 14, 2019	By:	/s/Kathleen Karloff
Kathleen Karloff, Chief Executive Officer
(Principal Executive Officer)
Date: August 14, 2019	By:	/s/ Debra Hoopes
Debra Hoopes, Acting Chief Financial Officer
(Acting Principal Financial and Accounting Officer)

EXHIBIT INDEX

31.1	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications of Principal Executive Officer and Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2019 and 2018, (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2019 and 2018, and (iv) Notes to Consolidated Financial Statements