Form 10-Q
period 2019-09-30
INVO Bioscience, Inc.
filed 2019-11-14
CIK 1417926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE

Commission file number 000-56094

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Securities registered pursuant to Section 12(b) of the Act:  None.

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	IVOB	OTCQB

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares of common stock, par value $.0001 per share:  155,996,112 shares outstanding as of November 14, 2019.

INVO BIOSCIENCE, INC.

FORM 10-Q

FOR THE QUARTER ENDED September 30, 2019

PART I.  FINANCIAL INFORMATION

Item 1.       Financial Statements

INVO BIOSCIENCE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2019	2018
ASSETS	(unaudited)
Current assets
Cash	$2,009,679	$212,243
Accounts receivable net	27,021	225,899
Inventory, net	69,330	43,513
Prepaid expenses and other current assets	197,583	249,454
Total current assets	2,303,613	731,109

Property and equipment, net	95,582	34,446

Other Assets:
Capitalized patents, net	8,368	11,792
Lease right of use, net	107,374	-
Trademarks	49,867	-
Total other assets	165,609	11,792

Total assets	$2,564,804	$777,347

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities
Accounts payable and accrued liabilities, including related parties	$457,413	$571,828
Accrued compensation	948,423	2,515,256
Deferred revenue	727,261	18,895
Current portion of lease liability	21,029	-
Note payable	-	131,722
Note payable - related party	-	97,743
Convertible notes, net of discount	-	157,039
Convertible notes, related party - net of discount	-	9,087
Income taxes payable	30,509	-
Total current liabilities	2,184,635	3,501,570

Commitments and contingencies (Note 12)	-	-

Lease liability, net of current portion	86,955	-
Deferred revenue	3,750,000	-
Convertible notes, net of discount	279,372	-
Convertible notes, net of discount – related party	24,448	-

Total liabilities	6,325,410	3,501,570

Stockholders’ deficiency
Preferred Stock, $.0001 par value; 100,000,000 shares authorized; No shares issued and outstanding as of September 30, 2019 and December 31 2018, respectively	-	-
Common Stock, $.0001 par value; 200,000,000 shares authorized; 155,596,112 and 154,292,497 issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	15,559	15,429
Additional paid-in capital	19,355,513	18,981,570
Accumulated deficit	(23,131,678)	(21,721,222)
Total stockholders’ deficiency	(3,760,606)	(2,724,223)

Total liabilities and stockholders' deficiency	$2,564,804	$777,347

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INVO BIOSCIENCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	September 30,	September 30,	September 30,	September 30,
	2019	2018	2019	2018

Revenue:
Product revenue	$125,000	$125,035	$615,927	$339,385
License revenue	178,571	-	535,714	-

Total Revenue	303,571	125,035	1,151,641	339,385

Cost of Goods Sold	44,926	15,369	111,186	46,503

Gross Margin	258,645	109,666	1,040,455	292,882

Selling, general and administrative expenses	891,008	299,548	2,087,725	2,413,493
Total operating expenses	891,008	299,548	2,087,725	2,413,493

Loss from operations	(632,363)	(189,882)	(1,047,270)	(2,120,611)

Interest expense	47,462	104,978	332,677	184,100
Total other expenses	47,462	104,978	332,677	184,100

Loss before income taxes	(679,825)	(294,860)	(1,379,947)	(2,304,711)

Provision for income taxes	(30,509)	-	(30,509)	-

Net Loss	$(710,334)	$(294,860)	$(1,410,456)	$(2,304,711)

Basic net loss per weighted average shares of common stock	$(0.00)	$(0.00)	$(0.01)	$(0.02)

Diluted net loss per weighted average shares of common stock	$(0.00)	$(0.00)	$(0.01)	$(0.02)

Basic weighted average number of shares of common stock	155,564,047	147,454,700	155,106,340	146,052,444

Diluted weighted average number of shares of common stock	155,564,047	147,454,700	155,106,340	146,052,444

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INVO BIOSCIENCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

(unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance, December 31, 2017	142,132,374	$14,213	$13,638,806	$(18,645,131)	$(4,992,112)
Common stock issued for cash	410,000	41	76,959	-	77,000
Common stock issued to employees	1,200,000	120	137,880	-	138,000
Common stock issued for services	3,712,326	371	1,758,093	-	1,758,464
Discount on convertible notes	-	-	895,000	-	895,000
Net loss for the nine months ended September 30, 2018	-	-	-	(2,304,711)	(2,304,711)
Balance, September 30, 2018 (unaudited)	147,454,700	$14,745	$16,506,738	$(20,949,842)	$(4,428,359)

Balance, December 31, 2018	154,292,497	$15,429	$18,981,570	$(21,721,222)	$(2,724,223)
Common stock issued for services	110,000	11	41,589	-	41,600
Conversion of notes payable and accrued interest	1,193,615	119	238,604	-	238,723
Common stock to be issued for settlement	-	-	93,750	-	93,750
Net loss for the nine months ended September 30, 2019	-	-	-	(1,410,456)	(1,410,456)
Balance, September 30, 2019 (unaudited)	155,596,112	$15,559	$19,355,513	$(23,131,678)	$(3,760,606)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INVO BIOSCIENCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine	For the Nine
	Months Ended	Months Ended
	September 30,	September 30,
	2019	2018

Cash flows from operating activities:
Net loss	$(1,410,456)	$(2,304,711)
Adjustments to reconcile net loss to net cash provided by operating activities:
Non-cash stock compensation issued for services	36,600	1,743,464
Stock to be issued for legal settlement	93,750	-
Amortization of discount on notes payable	297,058	136,217
Amortization of leasehold right of use asset	9,067	-
Depreciation and amortization	7,126	3,663
Changes in assets and liabilities:
Accounts receivable	198,878	(100,444)
Inventory	(25,817)	8,277
Prepaid expenses and other current assets	56,871	110,133
Accounts payable and accrued expenses	20,498	(164,847)
Leasehold liability	(8,456)	-
Deferred revenue	4,458,366	-
Accrued interest	(55,553)	-
Accrued compensation	(1,566,834)	201,600
Income taxes payable	30,509	-
Net cash provided by (used in) operating activities	2,141,607	(366,648)

Cash from investing activities:
Payments to acquire property, plant and equipment	(64,839)	-
Payments to acquire trademarks	(49,867)	-
Net cash (used in) investing activities	(114,706)	-

Cash from financing activities:
Proceeds from the sale of common stock	-	47,000
Proceeds from the sale of common stock – related parties	-	30,000
Proceeds from convertible notes payable	-	855,000
Proceeds from convertible notes payable – related parties	-	40,000
Principal payments on notes payable - related parties	(97,743)	(83,145)
Principal payment on notes payable	(131,722)	-
Net cash provided by (used in) financing activities	(229,465)	888,855

Increase in cash and cash equivalents	1,797,436	522,207

Cash and cash equivalents at beginning of period	212,243	25,759

Cash and cash equivalents at end of period	$2,009,679	$547,966

Supplemental disclosure of cash flow information:

Cash paid during the period for:

Interest	$84,043	$6,071

Taxes	$912	$3,648

Leasehold right of use asset and leasehold liability upon adoption of ASU 2016-02, lease (Topic 842)	$116,441	$-

Common stock issued upon note payable and accrued interest conversion	$238,723	$-

Common stock issued for prepaid services	$5,000	$153,000

Beneficial conversion feature on convertible notes	$-	$895,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INVO BIOSCIENCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

(unaudited)

Note 1 – Basis of Presentation

The accompanying unaudited condensed consolidated balance sheets as of September 30, 2019 and December 31, 2018, the condensed consolidated statements of operations and stockholders’ deficiency for the three and nine months ended September 30, 2019 and 2018,  and cash flows for the nine months ended September 30, 2019 and 2018 of INVO Bioscience, Inc. (the “Company”), and the related information contained in these notes have been prepared by management and are unaudited. In the opinion of management, all adjustments (which include normal recurring and nonrecurring items) necessary to present fairly the Company’s financial position, results of operations and cash flows in conformity with generally accepted accounting principles for the periods presented have been made. Interim operating results are not necessarily indicative of operating results for a full year.

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

The Company considers events or transactions that have occurred after the unaudited condensed consolidated balance sheet date of September 30, 2019, but prior to the filing of the unaudited condensed consolidated financial statements with the SEC on this Quarterly Report on Form 10-Q, to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure, as applicable. Subsequent events have been evaluated through the date of the filing of this Quarterly Report on Form 10-Q with the SEC.

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

INVO BIOSCIENCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

(unaudited)

Note 3 – Liquidity

On January 14, 2019, INVO Bioscience entered into a distribution agreement (the “Distribution Agreement”) with Ferring International Center S.A. (“Ferring”) granted to Ferring exclusive licensing rights to sublicense the Company’s INVOcell together with the retention device. Under the terms of the Distribution Agreement, Ferring was obligated to make an initial payment to the Company of $5,000,000 upon satisfaction of certain closing conditions. The Company received the initial $5 million cash payment upon the execution of the Ferring distribution agreement in January 2019. The Company used approximately $3 million to pay previous liabilities and fund general operations and had approximately $2 million in cash at the end of the most recent third quarter.  Based on our projected cash needs, we will be dependent on generating sufficient sales, entering into new distribution agreements, or raising additional debt or equity capital to support our plans over the next 12 months.

Note 4 – Inventory

As of September 30, 2019, and December 31, 2018, the Company recorded the following inventory balances:

	September 30, 2019	December 31, 2018
Work in Process	$65,368	$30,689
Finished Goods	3,962	12,824
Total Inventory, net	$69,330	$43,513

Note 5 – Property and Equipment

The estimated useful lives and accumulated depreciation for furniture, equipment and software are as follows as of September 30, 2019 and December 31, 2018:

Estimated Useful Life
Molds and Office Equipment	3 to 10 years

	September 30, 2019	December 31, 2018
Manufacturing Equipment- Molds	$132,513	$70,363
Office Equipment	2,689	-
Accumulated Depreciation	(39,620)	(35,917)
Total	$95,582	$34,446

During the three months ended September 30, 2019 and 2018 the Company recorded depreciation expense of $2,527 and $0, respectively. During the nine months ended September 30, 2019 and 2018 the Company recorded depreciation expense of $3,703 and $261, respectively. The Company began shipping its new retention device in August 2018 which triggered the start of depreciating our retention device mold during the quarter.

Note 6 – Patents and Trademarks

As of September 30, 2019, and December 31, 2018, the Company recorded the following patent balances:

	September 30, 2019	December 31, 2018
Total Patents	$77,722	$77,743
Accumulated Amortization	(69,354)	(65,951)
Patent costs, net	$8,368	$11,792

During the three ended September 30, 2019 and 2018, the Company recorded $1,134 and $1,134 in amortization expenses respectively. During the nine ended September 30, 2019 and 2018, the Company recorded $3,423 and $3,402 in amortization expenses respectively.

INVO BIOSCIENCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

(unaudited)

Estimated amortization expense as of September 30, 2019 is as follows:

Years ended December 31,
2019 – remaining three months	$1,134
2020	1,809
2021	1,809
2022	1,809
2023 and thereafter	1,807
Total	$8,368

As of September 30, 2019, and December 31, 2018, the Company recorded the following trademarks balances:

	September 30, 2019	December 31, 2018
Total Trademarks	$49,867	$-
Accumulated Amortization	-	-
Trademarks, net	$49,867	$-

The trademarks have an indefinite life, so no amortization expense is calculated.

Note 7 – Leases

The Company has an operating lease for our facility, which have an initial term of 5 years with an option to renew for 3 additional years. They also do not have an early termination clause included. Our operating lease agreements do not contain any material restrictive covenants. Per FASB’s ASU 2016-02, Leases (Topic 842), effective January 1, 2019, the company is required to report a right-of-use asset and corresponding liability to report the present value of the total least payments, with appropriate interest calculation. Per the terms of ASU 201-02, the company can use its implicit interest rate, if known, or applicable federal rate otherwise. Since the company’s implicit interest rate was not readily determinable, we utilized the applicable federal rate, which was 3.0% as of April 2019.

As of September 30, 2019, the Company's lease components included in the consolidated balance sheet were as follows:

Lease component	Classification	September 30, 2019
Assets
ROU assets - operating lease	Other assets	$107,374

Total ROU assets		$107,374

Liabilities
Current operating lease liability	Current liabilities	$21,029

Long-term operating lease liability	Other liabilities	86,955

Total lease liabilities		$107,984

Rent expense is recognized on a straight-line basis over the life of the lease. Rent expense consists of the following:

Nine months ended
September 30, 2019
Operating lease costs	$10,542
Short term lease cost	3,000

Total rent expense	$13,542

INVO BIOSCIENCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

(unaudited)

Future minimum lease payments under non-cancellable leases were as follows:

September 30, 2019
2019 - remaining three months	$5,922
2020	24,161
2021	24,886
2022	25,633
2023	26,402
2024 and beyond	8,886
Total future minimum lease payments	$115,890
Less: Interest	7,906
Total operating lease liabilities	$107,984

Current operating lease liability	$21,029
Long-term operating lease liability	86,955
Total operating lease liabilities	$107,984

Note 8 – Notes Payable

Notes Payable

In August 2016, INVO Bioscience converted a long-time vendor’s outstanding accounts payable balance of $131,722 into a Promissory Note with a three-year term that accrues interest at 5% per annum. The note provides for interest only payments on the first and second anniversaries of the note. The note was payable in full along with any outstanding accrued interest on August 9, 2019. The Company had the right to prepay the note at any time without a premium or penalty which it did in January 2019.  The interest on this note for the three months ended September 30, 2019 and 2018 were $0 and $1,647, respectively. The interest on this note for the nine months ended September 30, 2019 and 2018 were $489 and $4,940, respectively. The Note and all accrued interest of $9,823 was paid in full and as of September 30, 2019, the balance is $0.

2018 Convertible Notes Payable

In April and May 2018, the Company issued convertible notes (the “2018 Convertible Notes”) payable to investors’ in the aggregate principal amount of $895,000. The 2018 Convertible Notes accrue interest at the rate of 9% per annum which is paid in stock. 2018 Convertible Notes with an aggregate principal amount of $550,000 are due on January 30, 2021, and 2018 Convertible Notes with an aggregate principal amount of $345,000 are due on March 31, 2021. The notes are convertible into shares of common stock at a price of $0.20 per share, provided, that if the Company completes a subsequent equity financing, the holders of the 2018 Convertible Notes can elect to convert the notes in shares of our common stock at a price equal to 75% of the price paid per share in such subsequent equity financing. During the fourth quarter of 2018, three note holders converted their notes with a value of $200,000 into 1,055,415 shares of common stock.  During the nine months ended September 30, 2019, a note holder converted principal and accrued interest of $50,000 and $3,723, respectively, into 268,615 shares of common stock. A second note holder converted 3 notes with total value of $185,000 into 925,000 shares of common stock; accrued interest of $16,650 had not been converted to stock as of September 30, 2019. No gain or loss has been recognized on any of these conversions that have taken place as they all have been made under the terms of the note agreements.

The Company calculated a beneficial conversion feature of the 2018 Convertible Notes based on ASU 17-11 in the form of a discount of $895,000; $40,355 and $79,771 of this amount was amortized to interest expense during the three months ended September 30, 2019 and 2018, respectively, based on the three year term of the notes. In addition, $155,939 was also amortized for the notes that were converted during the first nine months of 2019. During the nine months ended September 30, 2019 and 2018, $26,445 and $34,645 of interest was expensed, respectively. The balance of these notes of $279,372 include the principal balance of $420,000, accrued interest of $70,568 net of the conversion discount of $211,196.

INVO BIOSCIENCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

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

On March 5, 2009, the Company entered into a related party transaction with Kathleen Karloff, the Chief Executive Officer and a Director of the Company.  Ms. Karloff provided a short-term loan in the amount of $75,000 bearing interest at 5% per annum to the Company to fund operations.  In May 2009, Ms. Karloff loaned to the Company an additional $13,000, making her total cumulative loan $88,000 as of December 31, 2011.  This note was due on September 15, 2009, which has since been extended a few times to its current date of October 31, 2018.   During the twelve months ended December 31, 2014, Ms. Karloff loaned the Company an additional $66,000 at an interest rate of 0% by entering into a note payable agreement in satisfaction of expenses incurred by her for amounts previously advanced to the Company. This note currently has the same expiration date as the others which is October 31, 2018. During the twelve months ended December 31, 2018 $91,257 was paid against the principal of the loan, in 2017, $0 was repaid on the principal of the loan. The principal balances of the loan were $62,743 and $154,000 as of December 31, 2018 and 2017, respectively.   The related interest for the twelve months ended December 31, 2018 and 2017 was $15,278 and $4,400 respectively.  During the nine months ended September 30, 2019, the Company paid the remaining balance due Ms. Karloff in the amount of $62,743 along with $55,000 of accrued interest.

In December 2009, James Bowdring, the brother of Director Robert Bowdring invested $100,000 acquiring 666,667 shares of restricted common stock.

In April 2011, the Company issued a new short-term convertible note (“Q211 Note”) payable to James Bowdring in the amount of $50,000.   The Note carried a 10% interest rate.  The Company paid $25,000 of the Note in 2011 in cash and the remaining balance was converted into Common Stock of the Company at a conversion price of $0.03 per share, subject to adjustments. During the three and nine months ended September 30, 2019, the Company accrued interest in the amount of $253 and $1,493 on the Q211 Note, respectively.

In November 2011, the Company issued a new convertible note (“Q411 Note”) payable to James Bowdring in the amount of $10,000.  The Q411 Note carried a 10% interest rate. The Q411 Note was converted into Common Stock of the Company at a conversion price of $0.01 per share, subject to adjustments.  During the three months ended September 30, 2019 and 2018, the Company accrued interest in the amount of $101 and $252 on the Q411 Note, respectively. In addition, $597 and $748 of interest was accrued in the nine months ended September 30, 2019 and 2018, respectively.

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

INVO BIOSCIENCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

(unaudited)

In May 2018, James Bowdring and his children participated in the “2018 Convertible Notes” offerings in the aggregate principal amount of $40,000. The 2018 Convertible Notes accrue interest at the rate of 9% per annum which is paid in stock. These Notes are due on March 31, 2021. The notes are convertible into shares of common stock at a price of $0.20 per share, provided, that if the Company completes a subsequent equity financing, the holders of the 2018 Convertible Notes can elect to convert the notes in shares of our common stock at a price equal to 75% of the price paid per share in such subsequent equity financing. During the three months ended September 30, 2019 and 2018, the Company accrued interest in the amount of $907 and $908 on the 2018 Convertible Notes, respectively. In addition, $2,692 and $2,644 of interest was accrued in the nine months ended September 30, 2019 and 2018, respectively.

The Company had been renting its corporate office from Forty Four Realty Trust which is owned by James Bowdring, the brother of Director & Former Acting Chief Financial Officer, Robert Bowdring since November 2012 in a month to month rental arrangement. The Company believes the rent of $600 per month was less than the fair market real estate rental rate for comparable leases. The lease terminated in May 2019, when the company relocated to a new facility. In addition, the Company had purchased stationary supplies and marketing items at discounted rates from Superior Printing & Promotions which is also owned by James Bowdring and is in the same building as our former corporate office. INVO Bioscience spent $2,134 and $1,237 with Superior during the three months ended September 30, 2019 and 2018, respectively. In addition, INVO Bioscience spent $8,168 and $1,471 in the nine months ended September 30, 2019 and 2018, respectively.

Principal balances of the Related Party loans were as follows:

	September 30, 2019	December 31, 2018
James Bowdring Family - 2011 Notes	-	35,000

James Bowdring Family - 2018 Convertible Notes	40,000	40,000

Kathleen Karloff Note	-	62,743
Less discount	(20,620)	(30,913)
Total, net of discount	$19,380	$106,830

Interest expense on the Related Party loans was $1,261 and $4,166 for the three months ended September 30, 2019 and 2018, respectively. In addition, $4,782 and $11,724 of interest expense was recorded in the nine months ended September 30, 2019 and 2018, respectively.

Accounts payable and accrued liabilities balances include expenses reports for Ms. Karloff and Mr. Bowdring for expenses they paid for personally related to travel or normal business expenses.

	September 30,	December 31,
	2019	2018
Accounts payable and accrued liabilities	$19,956	$1,700

Note 10 – Stockholders’ Equity

Nine Months Ended September 30, 2019

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

INVO BIOSCIENCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

(unaudited)

In May 2019, pursuant to Section 4(a)(2) of the Securities Act, the Company issued 125,000 shares of common stock for conversion of notes payable in the amount of $25,000.

In August 2019, pursuant to Section 4(a)(2) of the Securities Act, the Company issued 50,000 shares of common stock with a fair value of $15,000 to service providers.

In November 2019, pursuant to Section 4(a)(2) of the Securities Act, the Company will issue 300,000 shares of common stock with a fair value of $93,750 pursuant a legal settlement signed on November 11. 2019.

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

Note 11 – Stock Options and Warrants

As of September 30, 2019 and December 31, 2018, the Company does not have any outstanding or committed and unissued stock options or warrants.

Note 12 – Commitments and Contingencies

A)	Litigation

Paasch, et al. v. INVO BioScience, Inc. et al

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

September 30, 2019

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

INVO Bioscience and Bio X Cell intend a vigorous opposition to the current appeal, consistent with their previous positions that no breach of duty occurred in the sale of Medelle’s assets. It is assumed that Dr. Ranoux will oppose the appeal as well. In April 2019 the Company took steps to move this litigation forward. INVO Bioscience has been waiting for the plaintiffs to file the proper court documentation since October 2016. Through their attorney INVO Bioscience issued an appeal with a motion to dismiss the plaintiffs’ appeal in the Superior Court of Suffolk County in Massachusetts. In May 2019 the plaintiffs filed the required paperwork, our attorney quickly filed a reply brief to have the notice of appeal struck with the court attacking their claims as it has done in the past. The Court responded by setting a hearing date in September 2019 to review our motion to dismiss. The motion to strike the plaintiffs’ appeal was denied.

INVO Bioscience, Inc. v. James Bowdring

On August 7, 2019, the Company sent James Bowdring, a related party, a check in the amount of $65,197 as full and final payment under those certain promissory notes dated April 8, 2011 and November 9, 2011.  On August 8, 2019, Mr. Bowdring’s legal counsel returned the check.  A basis for returning the check was a claim that the interest due under the Notes called for compounded interest and not per annum interest.  In addition, the letter rejecting the tender of the payment in full check alleged Mr. Bowdring was considering a future intention to convert his Promissory Notes into shares of the Company’s common stock.  Mr. Bowdring, through his counsel, indicated that such future intention to convert the Notes to common stock were contingent upon Mr. Bowdring addressing certain personal issues which were not disclosed by his counsel in the correspondence returning the checks.  The Company does not believe that Mr. Bowdring has the right to seek conversion of the Notes once payment for the Notes has been tendered.  In order to resolve the issue of the Company’s tender of payment in full versus Mr. Bowdring’s assertion that he can reject tender and seek conversion, the Company has filed an action in the Suffolk Superior Court in Boston on September 3, 2019 seeking Declaratory Judgment and Judgment for Breach of Contract. On September 30, 2019, Mr. Bowdring filed an answer and counterclaim under which he alleged breach of contract, fraud, promissory estoppel, unfair and deceptive practices and constructive trust. Mr. Bowdring is seeking receipt of all shares due under the adjusted conversion price.

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

INVO BIOSCIENCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

(unaudited)

Regardless of the outcome, the Company does not believe the above matter would have a material effect upon either our results of operation, financial position, or cash flows.

B)	Employee Agreements

On October 10, 2019, we entered into an agreement with our newly appointed CEO, Steve Shum. We agreed to pay Mr. Shum an annual salary of $260,000. In addition, Mr. Shum is eligible to earn bonus compensation of up to $75,000 bonus upon a successful up-listing to the NASDAQ exchange. All other bonus amounts will be determined by the Board of Directors, in their sole discretion. In addition to his base salary and performance bonus, we granted Mr. Shum: (i) 400,000 shares of our common stock and (ii) a three-year option to purchase 6,483,171 shares of our common stock at an exercise price of $0.255 per share.  These options will vest monthly over a 3-year period.

On November 11, 2019, the Company entered into a Settlement Agreement and Release with Jo Ann Jorge, Francis Gleason, Jr., and Ronald Passch, M.D. (collectively, the “Claimants”), under which we agreed to pay Claimants $90,000 in cash and 300,000 at a value of $93,750 shares of our common stock in full satisfaction of all claims of Claimants under the lawsuit entitled Paasch, et al.  v. INVO BioScience, Inc. et al which was accrued in our financial statements.  Following execution of the Settlement Agreement and Release, all parties will take all steps necessary to dismiss the lawsuit with prejudice.  Mutual releases were granted by all parties under the Settlement Agreement and Release.

The Company is in the process of updating employment agreements for its other key officers, executives and employees of the Company.

C)	Consulting Agreements

The Company has entered into a consulting agreement with Shine Management, Inc. through which it is receiving outsourced accounting and the support of its acting CFO, Debra Hoopes. Debra is the CFO and Chief Administrative Officer of Shine Management, Inc. and Management Services Company in Charlottesville, VA.

The Company had a verbal agreement beginning in March 2013 with its former CFO, Robert Bowdring, who is currently a Director, to assist where necessary in the financial and administrative areas of the Company for compensation to be equivalent to the others working in the organization. We changed the compensation arrangement to an hourly rate in 2019 as any support activities needed are substantially complete as of the end of September 2019.

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

INVO BIOSCIENCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

(unaudited)

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

The Ferring license was deemed to be a functional license that provide customers with a “right to access” to our intellectual property during the subscription period and, accordingly, revenue is recognized over a period of time, which is generally the subscription period. During the three months and nine months ended September 30, 2019, the Company recognized $178,571 and $535,714, respectively, related to the Ferring license agreement.

As of September 30, 2019, and December 31, 2018, the Company had deferred revenues of $4,477,261 and $18,895, respectively.

On September 20, 2019, we entered into an exclusive distribution agreement with Quality Medicines, Cosmetics & Medical Equipment Import for the territories of Sudan, Uganda and Ethiopia. This distribution agreement has a term of one year and may be extended by mutual agreement and is based on wholesale prices. Quality Medicines is required to register our product in each of these countries.

On September 11, 2019, we entered into an exclusive distribution agreement with G-Systems Limited registered in Nigeria. In the territories of Nigeria. This distribution agreement has a term of one year and may be extended by mutual agreement and is based on wholesale prices. G-Systems is required to register our produce in Nigeria.

On September 19, 2019, we entered into an exclusive distribution agreement with Safadi Drugstore a Jordanian company for the territory of Jordan. This agreement has a term of one year with extensions by mutual agreement. Safadi Drugstore is required to register our product in Jordan

Sources of Revenue

We have identified the following revenues disaggregated by revenue source:

Domestic Product revenue

Domestic Licensing fee

For the nine months ended September 30, 2019 and 2018 the source of revenue was derived from:

	September 30, 2019	September 30, 2018
Domestic Product revenue	$615,927	$339,385

Domestic licensing fee	535,714	-

Total revenue	$1,151,641	$339,385

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

INVO BIOSCIENCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

(unaudited)

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

Note 14 – Subsequent Events

On October 10, 2019 INVO Bioscience, Inc.  appointed of Steven Shum as the Company’s Chief Executive Officer, effective immediately. Shum succeeds Kathleen Karloff, who is planning to retire after 12+ years with the Company as its CEO. Karloff will remain in an operational role over the near term, will continue to advise, lend guidance and support to the Company, and will remain Chair of the Board of Directors.   Mr. Shum was also issued 400,000 shares of restricted stock, and received 6,483,171 stock options, which vest 1/36th monthly over a 3-year period.

On October 17, 2019, the Company entered into a Distribution agreement with Orcan Medical, a Turkish company for the exclusive right to market the Company’s product in Turkey. The agreement is for one year and is renewable upon mutual agreement.

On October 29, 2019, The Company and Robert Bowdring entered into an agreement whereby Robert Bowdring agreed to waive his accrued and unpaid compensation in the amount of $295,158 in consideration of 10-year performance based options to purchase 875,050 shares of common stock with an exercise price of $0.289. These options will vest upon the Company meeting certain revenue targets or equity financing minimums.

On October 29, 2019, The Company and Kathleen Karloff entered into an agreement whereby Kathleen Karloff agreed to waive her accrued and unpaid compensation in the amount of $362,799 in consideration of 10-year performance based options to purchase 962,336 shares of common stock with an exercise price of $0.289. These options will vest upon the Company meeting certain revenue targets or equity financing minimums.

On November 11, 2019, the Company entered into a Settlement Agreement and Release with Jo Ann Jorge, Francis Gleason, Jr., and Ronald Passch, M.D. (collectively, the “Claimants”), under which we agreed to pay Claimants $90,000 in cash and 300,000 at a value of $93,750 shares of our common stock in full satisfaction of all claims of Claimants under the lawsuit entitled Paasch, et al. v. INVO BioScience, Inc. et al which was accrued in our financial statements.  Following execution of the Settlement Agreement and Release, all parties will take all steps necessary to dismiss the lawsuit with prejudice.  Mutual releases were granted by all parties under the Settlement Agreement and Release.

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

Overview

INVO Bioscience’s mission is to increase access to care and expand fertility treatment and patient care across the globe. We have developed the INVOcell device and procedure, the world’s first Intravaginal Culture (IVC) system granted FDA clearance in the United States, in hope of providing millions of infertile couples across the world access to this new infertility treatment. This novel device and procedure provide a more natural, safe, effective and economical fertility treatment compared to current infertility treatments, including in-vitro fertilization (“IVF”) and intrauterine insemination (“IUI”). The patented INVOcell device is used for the incubation of eggs and sperm during fertilization and early embryo development. Unlike conventional infertility treatments such as IVF where the eggs and sperm develop into embryos in a laboratory incubator, the INVOcell utilizes the women’s vagina as an incubator to support a more natural fertilization and embryo development environment. This novel device promotes in vivo conception and early embryo development.

In both current utilization of the INVOcell and in clinical studies, the INVO Procedure has proven to have equivalent pregnancy success rates as the traditional assisted reproductive technique IVF. Additionally, the psychological benefits of the potential mother’s participation in fertilization and early embryo development by vaginal incubation are incomparable to traditional IVF treatment. This new technique offers patients a more natural and personalized way to achieve pregnancy and is simple enough to be performed in an appropriately trained physician’s office or in a satellite facility of an IVF center.

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

• Reduces the worry of leaving embryos in an incubator where mix-ups could occur.

• Promotes greater involvement by couples in the treatment and conception.

• Creates a more natural and environmentally stable incubation than traditional IVF incubation in a laboratory.

• Requires fewer office visits for the couples.

In January 2019, we entered into a Distribution Agreement with Ferring Pharmaceuticals and as a result took a significant step to strengthen the Company that we believe will allow us to implement our overall business plan. We believe that this strategic partnership with a strong reproductive organization such as Ferring Pharmaceuticals will provide us with the necessary sales and marketing resources within the United States to expand the market and help reach potential couples not receiving reproductive treatments today.  The agreement calls for the issuance of an initial upfront payment of $5,000,000 which we received upon the signing of the agreement and then subsequent licensing fee payment of $3,000,000 upon certain conditions being met that will provide us with a source of non-dilutive financing to execute our plan. Under the terms of the agreement we can pursue developing international markets and as well as partnering to open up to five INVO-only reproductive centers within the U.S. market. We believe this major milestone and agreement is a critical step that allows the Company to implement its mission of expanding access to care in the fertility marketplace.

On September 11, 2019, we entered and distribution agreement with G-Systems Limited registered in Nigeria. In the territories of Nigeria. This distribution agreement has a term of one year and is based on wholesale prices.

On September 19, 2019, we entered into an exclusive distribution agreement with Safadi Drugstore (Biovate General Trading Company), a Jordanian company for the territory of Jordan. This agreement has a term of one year with extensions by mutual agreement. Safadi Drugstore is required to register our product in Jordan.

On September 20, 2019, we entered and distribution agreement with Quality Medicines, Cosmetics & Medical Equipment Import. In the territories of Sudan, Uganda, and Ethiopia. This distribution agreement has a term of one year and is based on wholesale prices.

Prior to the Ferring agreement, one of the largest challenges that INVO Bioscience faced was raising the appropriate capital to implement its business plan while opening the US market as well as pursuing other opportunities across the globe. With our new Distribution Agreement with Ferring we feel we have better addressed that challenge. We believe we have the appropriate funding to execute our business plan over the next 12 months, although we may pursue additional funding sources in an effort to further accelerate our plans.

We anticipate that we will experience significant quarterly fluctuations in our sales and revenues as a result of the Company’s efforts to expand the sales of the INVO technology across the United States and into new markets.  Operating results will depend upon the continued rollout of the INVOcell device across the U.S. by Ferring as well the training of international physicians and their staff on the INVO procedure. For the balance of 2019, our operating results will continue to be heavily dependent on Ferring’s ability to penetrate the U.S. markets.

Although we are still in the early phases of Ferring’s U.S. market strategy and rollout, and hence we would anticipate quarterly fluctuations, we generally anticipate Ferring will be able to significantly expand our offering moving forward.

The Company received the $5 million upfront license fee from Ferring in January 2019 exchange for their exclusive right to market and distribute INVO products across the United States. The license fee      is being accounted for      pro-rata over a seven-year agreement, which results in recognizing $178,000 per quarter in license revenue.

Since receiving the Ferring license fee, The Company started executing a number of additional strategic initiatives as part of its business plan. As an example, we expanded our new product development efforts and worked with Ferring on new packaging and labeling. We hired a new COO and VP of Product Development to focus on international opportunities in the Middle East, Europe and Asia. We have engaged additional investor relations resources and started to improve some of our internal systems. We currently anticipate that we have sufficient funds to operate for 12 months, however, there are a number of factors that could materially impact our cash needs.

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

Results of Operations

Three months ended September 30, 2019, compared to the three months ended September 30, 2018

Net Sales and Revenues

Revenue for the three months ended September 30, 2019, was $303,571 compared to $125,035 for the same three-month period in 2018, an increase of $178,536 or 143%. The increase was the result of increased product sales to Ferring as well as from recognizing 3.6% of the Ferring seven-year U.S. exclusive licensing & distribution fee.

Gross Margin

The gross margin reported for the third quarter ended September 30, 2019 was 85% or $258,645 compared to 88% or $109,666 for the three months ended September 30, 2018. The slight decrease in gross margin relates to the lower average selling price on product sales as compared to last year, due to the fixed price we now sell to Ferring under our agreement, which was partly offset by the amortization of the up-front license payment.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2019 were $891,008 as compared to $299,548 for the three months ended September 30, 2018, an increase of $591,460 or 197%. The increase in SG&A during the third quarter of 2019 compared to the third quarter of 2018 was primarily the result of an increase in wages, professional fees, legal fees, a legal settlement and other corporate expenses and, all of which are associated with our plans to accelerate our various commercialization efforts.

Interest Expense and Financing Fees

During the three-month period ended September 30, 2019 we incurred $47,462 in interest expense, a decrease of $57,516, or 55% compared to $104,978 in the three-month period ended September 30, 2018. The primary reason for the decrease in 2019 was the amortization of discount on the 2018 Convertible Notes Payable in the amount of $40,355 as compared to $79,771 during the same period of 2018.

Income Taxes

Federal income tax expenses for the three months ended September 30, 2019 were $30,509, as compared to $0 for the three months ended September 30, 2018, an increase of $30,509. The increase in income tax expense is primarily related to the recognition of Ferring license fee income of $5,000,000 income for tax purposes, as well as other book-to-tax adjustments for income tax reporting purposes.

Net Loss

For the reasons stated above, the Company had a net loss of $710,334 for the three months ended September 30, 2019, an increase of $415,474 compared to a net loss of $294,860 for the three months ended September 30, 2018.

Nine months ended September 30, 2019, compared to the nine months ended September 30, 2018

Net Sales and Revenues

Revenue for the nine months ended September 30, 2019 was $1,151,641, an increase of $812,256 or 239% compared to $339,385 for the same nine-month period in 2018. The increase was the result of increased product sales to Ferring as they began to increase their marketing activities as well as from recognizing 10.7% of the Ferring seven-year U.S. exclusive licensing & distribution fee.

Gross Margin

The gross margin reported for the nine months ended September 30, 2019 was 90% or $1,040,455 compared to 86% or $292,882 for the nine months ended September 30, 2018. The increase in gross margin was related to the 2019 licensing fee that did not have any cost of sales expenses associated with it.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended September 30, 2019 were $2,087,725 a decrease of $325,768 or 14% compared to $2,413,493 for the nine months ended September 30, 2018.  The decrease in SG&A during the nine months ending September 30, 2019 compared to the nine months ended September 30, 2018 was primarily the result of lower costs related to FDA clearance support services, partially offset by an increase in wages, professional fees, legal fees, a legal settlement and other corporate expenses.

During the nine months ended September 2018, we had a one-time issuance of 3,000,000 shares of common stock with a fair value of $1,530,000 for key services provided by one of our board members.

Interest Expense and Financing Fees

During the nine-month period ended September 30, 2019 we incurred $332,677 in interest expense, an increase of $148,577, or 81% compared to $184,100 in the nine-month period ended September 30, 2018. The primary reason for the increase in 2019 was the amortization of the discount on the 2018 Convertible Notes Payable in the amount of $297,08 compared to $142,617 in the same period in 2018 along with $34,186 of interest for the same notes.

Income Taxes

Federal income tax expenses for the nine months ended September 30, 2019 were $30,509, as compared to $0 for the nine months ended September 30, 2018, an increase of $30,509. The increase in income tax expense is primarily related to the recognition of Ferring license fee income of $5,000,000 for tax purposes, as well as other book-to-tax adjustments for income tax reporting purposes.

Net Income (loss)

For the reasons above, the Company had a net loss of $1,410,456 for the nine months ended September 30, 2019, a decrease of $894,255 compared to a net loss of $2,304,711 for the nine months ended September 30, 2018.

Liquidity and Capital Resources

Net cash as of September 30, 2019, was $2,009,679 or $1,797,436 higher than net cash of $212,243 at December 31, 2018.

Net cash generated by operating activities was $2,141,607 for the nine months ended September 30, 2019, compared to net cash used by operating activities of $366,648 for the nine months ended September 30, 2018.  The increase in net cash was primarily due to the $4,458,366 increase in deferred revenue as a result of the initial exclusive license and distribution agreement fee received by the Company in January partially offset by a decrease in accrued compensation of $1,768,434.

The Company started developing and purchasing molds for the next generation of the INVOcell using $62,150 during the first nine months of 2019 as well as $2,689 for office equipment and $49,867 for trademarks. No cash was used during the first nine months of 2018 in investing activities.

Cash used in financing activities was $229,465 during the nine months ended September 30, 2019. Cash used during the nine months ended September 30, 2019 was used to pay off principle note payments and convertible note(s).

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

On January 14, 2019, INVO Bioscience entered into a distribution agreement (the “Distribution Agreement”) with Ferring International Center S.A. (“Ferring”) granted to Ferring exclusive licensing rights to sublicense the Company’s INVOcell together with the retention device. Under the terms of the Distribution Agreement, Ferring was obligated to make an initial payment to the Company of $5,000,000 upon satisfaction of certain closing conditions. The Company received the initial $5 million cash payment upon the execution of the Ferring distribution agreement in January 2019. The Company used approximately $3 million to pay previous liabilities and fund general operations and had approximately $2 million in cash at the end of the most recent third quarter.  Based on our projected cash needs, we will be dependent on generating sufficient sales, entering into new distribution agreements, or raising additional debt or equity capital to support our plans over the next 12 months.

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

Intangible Assets

The Company’s intangible assets consist of its INVOcell and INVO process patents. The Company amortizes its intangible assets with definitive lives over their useful lives, which range up to 20 years, based on the time period the Company expects to receive the economic benefit from these assets. No impairment charge was recorded during the nine months period ended September 30, 2019 or 2018.

The Company continually assesses whether events or changes in circumstances have occurred that may warrant revision of the estimated useful lives of its intangible and indefinite-lived assets or whether the remaining balances of those assets should be evaluated for possible impairment. There were no changes in the carrying value of intangible and indefinite-lived assets during the nine months ended September 30, 2019.

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

The Company continually assesses whether events or changes in circumstances have occurred that may warrant revision of the estimated useful lives of its intangible and indefinite-lived assets or whether the remaining balances of those assets should be evaluated for possible impairment. There were no changes in the carrying value of intangible and indefinite-lived assets during the nine months ended September 30, 2019.

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

Income tax expense was $30,509 and $0 for the nine months ended September 30, 2019 and 2018. The annual forecasted effective income tax rate for 2019 is -2.6% with a year-to-date effective income tax rate for the nine months ended September 30, 2019 of -2.6%.

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

Item 3.       Quantitative and Qualitative Disclosures about Market Risks

Not Applicable

Item 4.       Controls and Procedures

Item 4a.     Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Acting Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30 2019, the end of the fiscal period covered by this Form 10Q.  We maintain disclosure controls and procedures that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.  Based upon that evaluation and the identification of the material weakness in the Company’s internal control over financial reporting as of December 31, 2018 (described below) which has not been remediated as of the end of the period covered by this Quarterly Report, our Chief Executive Officer and Acting Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were ineffective as of the end of the period covered by this Quarterly Report.

Because of the Company’s limited resources and limited number of employees, management concluded that, as of September 30, 2019, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

PART II. OTHER INFORMATION

Item 1.      Legal Proceedings

Paasch, et al. v. INVO BioScience, Inc. et al

On November 11, 2019, we entered into a Settlement Agreement and Release with Jo Ann Jorge, Francis Gleason, Jr., and Ronald Passch, M.D. (collectively, the “Claimants”), under which we agreed to pay Claimants $90,000 in cash and 300,000 shares of our common stock in full satisfaction of all claims of Claimants under the lawsuit. Following execution of the Settlement Agreement and Release, all parties will take all steps necessary to dismiss the lawsuit with prejudice. Mutual releases were granted by all parties under the Settlement Agreement and Release.

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

INVO Bioscience, Inc. v. James Bowdring

On September 3, 2019, we filed an action on the Suffolk Superior Court in Boston, MA seeking Declaratory Judgment and Judgment for Breach of Contract against Mr. Bowdring in relation to certain claims under convertible promissory notes previously issued by us to Mr. Bowdring where we seek to resolve the issue of our tender of payment in full versus Mr. Bowdring’s assertion that he can reject tender and seek conversion. On August 7, 2019, the Company sent James Bowdring, a related party, a check in the amount of $65,197 as full and final payment under those certain promissory notes dated April 8, 2011 and November 9, 2011. On August 8, 2019, Mr. Bowdring’s legal counsel returned the check. A basis for returning the check was a claim that the interest due under the Notes called for compounded interest and not per annum interest. In addition, the letter rejecting the tender of the payment in full check alleged Mr. Bowdring was considering a future intention to convert his Promissory Notes into shares of the Company’s common stock. Mr. Bowdring, through his counsel, indicated that such future intention to convert the Notes to common stock were contingent upon Mr. Bowdring addressing certain personal issues which were not disclosed by his counsel in the correspondence returning the checks. The Company does not believe that Mr. Bowdring has the right to seek conversion of the Notes once payment for the Notes has been tendered. On September 30, 2019, Mr. Bowdring filed an answer and counterclaim under which he alleged breach of contract, fraud, promissory estoppel, unfair and deceptive practices and constructive trust. Mr. Bowdring is seeking receipt of all shares due under the adjusted conversion price.

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

Item 2.      Unregistered Issuance of Equity Securities and Use of Proceeds

In August 2019, we issued 50,000 shares of common stock upon for service providers in the amount of $15,000. We did not receive any proceeds upon issuance of these shares.

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

Item 3.      Defaults Upon Senior Securities

None.

Item 4.      Mine Safety Disclosures

Not applicable

Item 5.      Other Information

On September 11, 2019, we entered into an exclusive distribution agreement with G-Systems Limited registered in Nigeria. In the territories of Nigeria. This distribution agreement has a term of one year and may be extended by mutual agreement and is based on wholesale prices. G-Systems is required to register our produce in Nigeria.

On September 19, 2019, we entered into an exclusive distribution agreement with Safadi Drugstore a Jordanian company for the territory of Jordan. This agreement has a term of one year.

On September 20, 2019, we entered into an exclusive distribution agreement with Quality Medicines, Cosmetics & Medical Equipment Import for the territories of Sudan, Uganda, and Ethiopia. This distribution agreement has a term of one year and may be extended by mutual agreement and is based on wholesale prices. Quality Medicines is required to register our product in each of these countries.

On October 29, 2019, The Company and Robert Bowdring entered into an agreement whereby Robert Bowdring agreed to waive his accrued and unpaid compensation in the amount of $295,158 in consideration of 10-year performance based options to purchase 875,050 shares of common stock with an exercise price of $0.289. These options will vest upon the Company meeting certain revenue targets or equity financing minimums.

On October 29, 2019, The Company and Kathleen Karloff entered into an agreement whereby Kathleen Karloff agreed to waive her accrued and unpaid compensation in the amount of $362,799 in consideration of 10-year performance based options to purchase 962,336 shares of common stock with an exercise price of $0.289. These options will vest upon the Company meeting certain revenue targets or equity financing minimums.

Item 6.      Exhibits

10.1	Agreement for Release of Claims and Stock Option dated October 29, 2019 with Kathleen Karloff.
10.2	Agreement for Release of Claims and Stock Option dated October 29, 2019 with James Bowdring.
10.3	Settlement Agreement and General Release dated November 11, 2019.
31.1	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications of Principal Executive Officer and Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2019 and 2018, (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 and 2018, and (iv) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 14, 2019.

INVO Bioscience, Inc.

Date: November 14, 2019	By:	/s/Steven Shum
Steven Shum, Chief Executive Officer
(Principal Executive Officer)
Date: November 14, 2019	By:	/s/ Debra Hoopes
Debra Hoopes, Acting Chief Financial Officer
(Acting Principal Financial and Accounting Officer)

EXHIBIT INDEX

10.1	Agreement for Release of Claims and Stock Option dated October 29, 2019 with Kathleen Karloff.
10.2	Agreement for Release of Claims and Stock Option dated October 29, 2019 with James Bowdring.
10.3	Settlement Agreement and General Release dated November 11, 2019.
31.1	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications of Principal Executive Officer and Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2019 and 2018, (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 and 2018, and (iv) Notes to Consolidated Financial Statements.