Form 10-K
period 2019-12-31
INVO Bioscience, Inc.
filed 2020-03-30
CIK 1417926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2019

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

INVO BIOSCIENCE, INC.

(Exact name of registrant as specified in Charter)

Nevada	333-147330	20-4036208
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

5582 Broadcast Court Sarasota, Florida, 34240

 (Address of Principal Executive Offices)

Registrant’s telephone number, including area code:   (978) 878-9505

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	INVO	OTCQB

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

The aggregate market value of the voting common equity held by non-affiliates computed by reference to the closing price as reported on the OTC QB Venture Market of the Over-the-counter “OTC” market for the Registrant’s common stock as of the last business day of the registrant’s most recently completed fiscal year of 2019 was $21,787,218.  There were no shares of non-voting common equity outstanding as of March 30, 2020.

The number of shares outstanding of the registrant’s common stock, $0.0001 par value, as of March 30, 2020 was 157,774,336.

DOCUMENTS INCORPORATED BY REFERENCE

None.

FORM 10-K

INVO BIOSCIENCE, INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, the impact of the COVID-19 pandemic on our ability to advance our clinical programs and raise additional financing and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

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

In this Annual Report on Form 10-K, INVO Bioscience, Inc. (INVO Bioscience, Inc., together with its subsidiaries, is referred to in this document as “we”, “us”, “INVO Bioscience”, “INVO,” or the “Company”), incorporates by reference certain information from parts of other documents filed with the Securities and Exchange Commission.  The Securities and Exchange Commission allows us to disclose important information by referring to it in that manner.  Please refer to all such information when reading this Annual Report on Form 10-K.  All information is as of December 31, 2019 unless otherwise indicated.  For a description of the risk factors affecting or applicable to our business, see “Risk Factors,” below.

The Company

We are a medical device company focused on the Assisted Reproductive Technology (ART) marketplace. Our mission is to increase access to care and expand fertility treatment and patient care across the globe. Our patented device, the INVOcell, is the first Intravaginal Culture (IVC) system in the world used for the natural in vivo incubation of eggs and sperm during fertilization and early embryo development. INVOcell was granted FDA clearance in the United States in November 2015, received the CE mark in October 2019, and is now positioned to help provide millions of infertile couples across the globe access to a new infertility treatment option. We believe this novel device and procedure (the “INVO Procedure”) provides a more natural, safe, effective and economical fertility treatment compared to current infertility treatments, including in-vitro fertilization (“IVF”) and intrauterine insemination (“IUI”). Unlike conventional infertility treatments such as IVF where the eggs and sperm develop into embryos in a laboratory incubator, the INVOcell utilizes the women’s vaginal cavity as the incubator to support a more natural fertilization process. This novel device promotes In Vivo conception and early embryo development.

In both current utilization of the INVOCell and in clinical studies, the INVO Procedure has proven to have equivalent pregnancy success and live birth rates as the traditional assisted reproductive technique, IVF. Additionally, we believe there are psychological benefits with the mother’s participation in fertilization and early embryo development by vaginal incubation compared to that of traditional IVF treatment by offering patients a more natural and personalized way to achieve pregnancy.

Additionally, for many couples struggling with infertility, access to treatment is often unavailable. Financial challenges (cost of treatment) and limited availability (or capacity) of fertility medical care are two of the main challenges in the ART marketplace that contribute to the large percentage of untreated patients. Religious, social and cultural roadblocks can also prevent hopeful couples from realizing their dream to have a baby. We believe INVOcell can address many of the key challenges in the ART market, particularly patient cost and infrastructure capacity constraints. The many benefits to the INVO Solution include:

●

Cost: Current clinics offering INVOcell are doing so for less (and often half) the comparable cost of IVF treatment due to; fewer drugs prescribed, fewer office visits, and reduced laboratory time needed as incubation is occurring inside the body rather than a lab incubator.

●

Enhances Industry capacity; The INVOcell device reduces overall requirements on the lab (incubator and other lab-support resources). We believe this generally supports the ability to lower costs as well as enable a clinic to handle a higher volume of patients.

●	Promotes greater involvement by couples in the treatment and conception.
●	Reduces the risk of errors of wrong embryo transfers since the embryos are never separated from the woman.
●	Creates a more natural and environmentally stable incubation than traditional IVF.

Company History

We were formed on January 05, 2007 under the laws of the Commonwealth of Massachusetts under the name “Bio X Cell, Inc.” to acquire the assets of Medelle Corporation (“Medelle”).  Dr. Claude Ranoux purchased all of the assets of Medelle, and then he contributed those assets, including four patents relating to the INVOcell technology, to Bio X Cell, Inc. upon its formation in January 2007.

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

On November 2, 2015 we were notified by the United States Food & Drug Administration (“FDA”) that the INVOcell and INVO Procedure were granted clearance via the DeNovo classification (as a Class II device) allowing us to market the INVOCell in the United States. The company has since begun marketing and selling INVOcell in many locations across the U.S. We currently have approximately 140 appropriately trained clinics or satellite facilities in the U.S. where patients can receive guidance and treatment for the INVO Procedure for infertility.

On November 12, 2018, we entered into a U.S. Distribution Agreement with Ferring International Center S.A. (“Ferring”), which closed on January 14, 2019. At the closing, we received a $5,000,000 license payment upfront from Ferring. Pursuant to the Distribution Agreement, among other things, we granted Ferring an exclusive license in the United States market only, with rights to sublicense under patents related to our proprietary intravaginal culture device (INVOcell™), together with the retention device and any other applicable accessories (collectively, the “Licensed Product”) to market, promote, distribute and sell the Licensed Product with respect to all therapeutic, prophylactic and diagnostic uses of medical devices or pharmaceutical products involving reproductive technology (including infertility treatment) in humans (the “Field”). Ferring is responsible, at its own cost, for all commercialization activities for the Licensed Product in the U.S. market. We retained a limited exception to the exclusive license granted to Ferring allowing us, subject to certain restrictions, to establish up to five clinics that will commercialize INVO cycles in the U.S. Ferring is obligated to make a second payment to us of $3,000,000 upon procurement of a five (5) day label enhancement from the FDA for the current incubation period for the Licensed Product at least three (3) years prior to the expiration of the term of the license for the Licensed Product and provided further that Ferring has not previously exercised its right to terminate the Distribution Agreement for convenience. In addition, under the terms of a separate Supply Agreement, Ferring is obligated to pay us a specified supply price for each Licensed Product purchased by Ferring for distribution. The Distribution Agreement has an initial term expiring on December 31, 2025 and at the end of the initial term it may be terminated by us if Ferring fails to generate specified minimum revenues to us from the sale of the Licensed Product during the final two years of the initial term. Provided that no such termination occurs at the end of the initial term, thereafter the term of the Distribution Agreement shall automatically be renewed for successive three (3) years terms unless terminated by mutual consent. We retain all commercialization rights for the Licensed Product outside of the United States (see Current Report on Form 8-K filed January 17, 2019 for additional details).

In October 2019, we received notice that the INVOcell product received CE Marking.  The CE marking (also known as CE mark) is a mandatory conformity mark on many products placed on the single market in the European Economic Area (EEA).  The CE marking (an acronym for the French “Conformite Europeenne”) certifies that a product has met EU health, safety and environmental requirements, which ensure consumer safety.  It permits us to now commercially distribute INVOcell throughout various countries in the EU provided we comply with local registration requirements that vary by Country. We had previously obtained the CE Mark in May 2008, but due to limited resources during that time we let the prior CE Mark lapse. With the re-certification recently completed, we are now actively marketing INVOcell within the EU.

The INVOcell® Technology

INVOcell® is the first (in vivo) Intravaginal Culture (IVC) system granted FDA clearance in the United States. Our novel device and procedure provide a more natural, safe, effective and economical fertility treatment than other treatments available in today’s marketplace, including IVF.  The patented INVOcell device is used for the incubation of eggs and sperm during fertilization and early embryo development. Unlike conventional infertility treatments such as IVF where the eggs and sperm develop into embryos in a laboratory incubator, the INVOcell utilizes the women’s vagina as an incubator to support a more natural fertilization and embryo development environment, and infertility treatment. The device promotes in vivo conception for early embryo development. In clinical studies, the INVO Procedure produced equivalent efficacy and pregnancy rates to traditional IVF treatments.

The INVOcell system consists of the following components:

The INVOcell Culture Device is used in preparing, holding, and transferring human gametes or embryos during In Vitro Fertilization/Intravaginal Culture (IVF/IVC) and Intra-cytoplasmic Sperm Injection Fertilization/Intravaginal Culture (ICSI/IVC) procedures. The INVOcell Culture Device is positioned in the INVOcell Retention Device prior to placement in the patient’s vaginal cavity.

The INVOcell Retention Device is used in conjunction with the INVOcell Culture Device to aid in retention of the INVOcell Device in the vaginal cavity during the incubation period. The INVOcell Culture Device is positioned in the INVOcell Retention Device prior to placement in the patient’s vaginal cavity.

During an INVO Procedure, the patient undergoes a mild ovarian stimulation cycle. Once the eggs are retrieved and sperm is collected, they are placed into the single use INVOcell device. Sperm collection and preparation generally occur before egg retrieval.  Culture medium (~1ml) is placed in the inner vessel of the INVOcell.  Eggs and a low concentration of motile sperm are placed into the medium and the inner vessel is closed and secured in the protective outer vessel.  The INVOcell device is then immediately positioned in the upper vaginal cavity for incubation, where natural fertilization and early development of the embryos take place for a period of 3-5 days. A retention system can be used to maintain the INVOcell system in the vagina during the incubation period.  The retention system consists of a diaphragm type device with holes in the membrane to allow natural elimination of vaginal secretions.  The INVOcell is designed so that no vaginal fluids penetrate the outer vessel thus ensuring that the inner vessel is not contaminated while allowing the necessary CO2 for fertilization to pass through.

After the three (3) to five (5) day incubation period, the patient returns to the physician’s office where the retention system and the INVOcell are removed.  The protective outer vessel is discarded and the contents of the inner vessel are placed into a petri plate an embryologist can evaluate the best embryos for transfer.  A trained clinician can readily identify the best embryos for transfer. The embryos to be transferred are aspirated into a standard transfer catheter for transfer into the patient’s uterus.   All INVO related medical procedures can be performed in a physician’s office furnished with the necessary equipment thereby avoiding the requirements of an IVF facility and the associated costs to build and maintain such a facility.

Operations

We operate with a core internal team and outsource certain operational functions in order to help accelerate our efforts as well as reduce internal fixed overhead needs and in-house capital equipment requirements.  Our most critical management and leadership functions are carried out by our core management team.  We have contracted out the manufacturing, packaging/labeling and sterilization of the device to a contract medical manufacturing company that completes final product manufacturing as well as managing the gamma sterilization process at an FDA registered contract sterilization facility.

 To date, we have completed a series of important steps in the development and manufacturing of the INVOcell:

●

Manufacturing:   We are ISO 13485:2016 Certified and manages all aspects of production and manufacturing with qualified suppliers.  Our key suppliers have been steadfast partners since our company first began and can provide us with virtually an unlimited capability to support our growth objectives, with all manufacturing done in New England.

●

All raw materials utilized for the INVOcell are medical grade and commonly used in medical devices (i.e.; medical grade silicone, medical grade plastic).  Our principal mold supplier is a well-established company in the molding industry and is ISO 9001 Certified.  Our contract manufacturer for the INVOcell is ISO 13485 Certified and FDA registered.

●

CE Mark:  INVO Bioscience received the CE Mark in October 2019.  The CE Mark permits the sale of devices in Europe, Australia and other countries that recognize the CE Mark, subject to local registration requirements.

●	US Marketing Clearance: The safety and efficacy of the INVOcell device has been demonstrated and cleared for marketing and use by the U.S. FDA in November 2015.
●

Support of Practitioners:  Clinicians and laboratory directors have used the INVO method and the feedback has been positive; practitioners appreciate the fact that it is a patient-friendly procedure, easy to perform and effective.

●

Clinical Trials: The Institutional Review Board (IRB) approved our planned clinical trial to evaluate the modified INVOcell system for effectiveness of achieving fertilization, implantation, embryo development, clinical pregnancy, and live birth after 5-days of continuous vaginal incubation. The objective of this study is to assess the efficacy, comfort and retention of the INVOcell with the retention device, and demonstrate superiority following 5-day vaginal incubation as compared to current 3-day vaginal incubation indication. The pivotal trial (clinicaltrials.gov identifier: NCT04246268) is a single arm, multicenter, open label trial at three clinical centers in the United States with each center enrolling 60 patients between the ages of 18 and 37 years old. The providers at each center will conduct the processes of ovarian stimulation, egg retrieval and embryo transfer per the standard protocols for their centers. Patient recruitment at each site has begun.

Market Opportunity

The global Assisted Reproductive Technology (ART) marketplace is a large, multi-billion industry growing at a strong pace of approximately 8-10% in many parts of the world as awareness and improving acceptance continues to drive demand. Additionally, the market is vastly underserved as a very high percentage of patients (worldwide) in need of care go untreated. The industry also remains capacity constrained thereby creating challenges in providing access to care to the volume of patients in need. According to the European Society for Human Reproduction (“ESHRE”) in 2018, Assisted Reproductive Technologies (“ART”) Fact Sheet, there were more than 150 million infertile couples in the world.  While there have been large increases in the use of IVF, only ~2.5 million ART cycles, including IVF, intra uterine insemination (“IUI”) and other fertility treatments, are now performed globally each year, producing around ~550,000 babies.  This amounts to less than 3% of the infertile couples worldwide being treated and only 1% having a child though IVF.  A survey by “Resolve: The National Infertility Association,” indicates the two main reasons couples do not use IVF is cost and geographical availability (or capacity).

 In the United States infertility according to the American Society of Reproductive Medicine (ASRM) (2017) affects an estimated 10%-15% of the couples of childbearing age. Based on preliminary 2016 data from CDC’s National ART Surveillance System, 263,577 IVF cycles were performed at 463 IVF centers with 65,840 of these cycles performed for egg banking for future use.

These transferred cycles resulted in 65,969 live births and 78,897 babies born. Outcomes per transfer of fresh embryos averaged a clinical pregnancy for woman under 35 years of age was 52% dropping to 38% for woman 38-40 years of Age. Outcomes per transfer of frozen embryos averaged a clinical pregnancy for woman under 35 years of age was 59% dropping to 54% for woman 38-40 years of Age. Although the use of IVF is still relatively rare, as compared to demand, its use has doubled over the past decade. Today approximately 1.7% of the infants born in the United States every year are conceived through IVF. Similar to the global statistics, the U.S. market also has a large unmet need with only approximately 7-8% of couples in need of care actually receiving treatment.

IVF has long been, and continues to be, a standard (and effective) treatment option for many infertile couples.  At the same time, the industry remains capacity constrained as there are a limited number of IVF clinics (i.e., a limited number of doctors, embryologists, lab incubators, lab space etc.), which tends to be concentrated in higher population areas all of which helps contribute to keeping the cost of service and access to care out of reach for many in need. Our patented and proven INVOcell technology is a unique, effective, low cost fertility treatment that offers a more natural option compared to IVF.  The procedure can also be provided without an IVF center and therefore can be available in many more locations than IVF.  Thus, we believe we are well positioned to capture a significant share of this unmet market and help open up access to care to those millions of infertile couples that go untreated each year.

We believe our recent agreement with Ferring provides a significant opportunity to accelerate our goal of expanding INVOcell’s usage to help solve the industry’s key challenges with providing access to care to a greater number of patients by lowering costs and alleviating capacity constraints while also delivering a treatment option with equivalent success rates to existing solutions. Ferring is a visionary, privately held biopharmaceutical company recognized around the world and a leader in women’s healthcare. Its mission is to help patients live better lives by researching, developing, manufacturing and marketing the most effective and innovative products in reproductive health, women’s health, urology, gastroenterology, endocrinology and orthopedics. Ferring makes their products available in over 100 nations with more than 5,000 employees’ worldwide. They have R&D facilities doing groundbreaking work in Denmark, Israel, Switzerland, China, India, Scotland and the U.S.A. To support the INVOcell initiative Ferring has a new U.S. Operations Center, on a sprawling 25-acre campus in Parsippany, NJ, which includes a state-of-the-art manufacturing suite, next-generation product development laboratories and a fully equipped education and training center.

Competition

The infertility industry is highly competitive and characterized by long-standing well entrenched procedures as well as technological improvements.  The first IVF baby, Louise Brown was born in 1977, making the IVF treatment over 40 years old.  Our INVOcell device represents the first new treatment alternative in 40+ years. The market for fertility treatment and devices is highly competitive in terms of pricing, functionality and service quality, the timing of development and introduction of new products and services and terms of financing.  We face competition from all ART practitioners and device manufacturers.  To date, most advancements in the ART market have been limited to incremental improvements to the various products designed to simply support traditional IVF. Our competitors may implement new technologies before we do, allowing them to offer more attractively priced or enhanced products, services or solutions.  Our competitors may have greater resources in certain business segments or geographic markets than we have.  We may also encounter increased competition from new market entrants or alternative ART technologies.

Competition in the area of infertility and ART services is also largely based on pregnancy rates and patient outcomes.  Accordingly, the ability of our business to compete is largely dependent on our ability to achieve adequate pregnancy rates and patient satisfaction levels.  The INVO procedure offers an alternative treatment to couples that currently do not have access to treatments due to cost or location.   We are not aware of any direct competitors to INVO Bioscience or the INVOcell device.  However, there are existing infertility treatment regimens that the INVOcell will compete with when an infertile couple, in conjunction with their physician, is choosing the treatment method for their infertility.  We believe that the menu of currently available clinical infertility treatment methods generally is limited to IUI and IVF.

Competing Treatments

Intra Uterine Insemination (IUI):   In IUI treatments, ovarian stimulation protocols with induction of ovulation are frequently used to recruit several follicles and improve clinical pregnancy rates.  When monitoring of ovulation indicates that the female patient is ready to ovulate, the male patient will produce a sperm sample in the fertility doctor’s office.  The sperm is then prepared and delivered to the uterus through a catheter.  Currently IUI can only treat approximately 40% of the causes of infertility.  For example, IUI does not address infertility causes such as tubal disease and other conditions that are treatable by IVF and the INVOcell device and process.  In addition, IUI does not produce the diagnostic information such as fertilization that an IVF or INVO cycle produces.  Approximately 600,000 IUI cycles are performed annually by a subset of about 5,000 doctors in the U.S. as well as by IVF providers.  In Europe, approximately 220,000 IUI cycles are performed annually (ESHRE, 2016).  The cost of a single IUI treatment can range from $800 to $3,000 per cycle in the U.S. and $500 to $2,000 in Europe (Assisted Reproductive Technology in Europe, 2013). The intra-country differences in cost primarily depend on the stimulation protocol and the ovulation monitoring used by the physician. Pregnancy success rates with IUI tend to average around 8-20%.

In Vitro Fertilization (IVF):  IVF addresses tubal factor, ovulatory dysfunction, diminished ovarian reserve, endometriosis, uterine factor, male factor, unexplained infertility and other causes.  IVF bypasses the function of the fallopian tube by achieving fertilization within a laboratory environment.  Ovarian hyper-stimulation is common with IVF treatments to recruit numerous follicles to purportedly increase the chances for success.  Follicles are retrieved trans-vaginally using a vaginal probe and ultrasound guidance.  General anesthesia is frequently used due to the number of follicles retrieved and the resulting discomfort experienced by the patient.  The eggs are identified in the follicular fluid and combined with sperm and culture medium in culture dishes, which are placed in an incubator with a temperature and gas environment designed to mimic the condition of the fallopian tubes.  Once the embryos develop, typically over a 3-5 day period, they are transferred to the uterine cavity.  According to the 2017 U.S. averages as reported by the Society for Assisted Reproductive Technology (SART), clinical pregnancy success rates averaged approximately 52% for IVF, with live birth rate success rates at approximately 43%.

The cost to the patient for a single IVF cycle (including drugs) is in the $12,000 - $15,000 range in the U.S. and can go as high as $30,000 depending on the IVF center and which optional add-on services the patient selects.  The cost of drugs for an IVF cycle range from $2,500 to $4,000.  The average cost per live birth using IVF can exceed $50,000 since the successful patient may require more than one cycle depending on the age of the patient.  Many patients who would be good candidates for IVF are unable to access it because of the high cost and lack of insurance reimbursement.  Additional obstacles to IVF often include significant distances to IVF clinics; travel costs; and time off from work.  In addition, some couples experience concerns regarding IVF such as the possibility of laboratory errors resulting in a wrong embryo transfer.

Competing Device

Our principal ART medical-device competitor is Anecova, a Swiss life sciences company with an intrauterine device, AneVivo™, for infertility treatment.  This device is a very small silicone tube with 360 micro perforations.  Oocytes are fertilized outside the device and then placed in the tube, which is placed inside the woman’s uterus for early embryo development. Placing the device in the uterus is more invasive and increases the risk to patient compared to the INVOcell, which is placed in a natural orifice. After 1-5 days, the device is removed, and the best embryo(s) are transferred back into the woman’s uterus.  We believe that the device is much more difficult to use than the INVOcell due to its size and the requirement to place the device in the uterus, a sterile environment.  We expect that the precision manufacturing of the Anecova device will drive its cost higher than our price.  The Anecova device would also only be available in hospitals and IVF Centers at a significantly higher cost than the INVOcell.  Currently the Anecova device has obtained a CE Mark, however it does not have FDA approval, therefore the device is not expected to be available for some time in the United States or in many other parts of the world.

Competitive Advantages

We believe that the INVOcell has the following key competitive advantages:

Lower cost than IVF with equivalent efficacy:  The INVOcell can be offered for much less than IVF due to lower cost of supplies, labor, capital equipment and general overhead.  The laboratory equipment needed to perform an IVF cycle is expensive and requires ongoing costs (maintenance and calibration) as compared to what is required for an INVOcell cycle. We also believe INVOcell enables a clinic (and its laboratory) to be much more efficient as compared to IVF.

The INVO Procedure is currently being offered at practicing clinics at a range of $5,000 - $11,000 per cycle inclusive of medications thereby making it more affordable than traditional IVF (which tends to average $12,000 to $16,000 per cycle).

Greater Industry Capacity, Improved access to care and geographic availability:  In many parts of the world, including the U.S., IVF clinics tend to be concentrated in higher population centers and are often capacity constrained in terms of how many patients a center can treat. With the significant number of untreated patients along with the growing interest and demand for services, the industry remains challenged to provide sufficient access to care and at a more economical price. We believe INVOcell can play a significant role in helping to address these challenges. According to the 2016 CDC Report, there are approximately 463 IVF centers in the U.S.  However, there are an estimated 5,000 Ob/Gyn offices in the U.S. that currently offer fertility services (which usually involves consultation and IUI, but not IVF). Since the INVOcell Procedure does not require a specialized lab facility, large costly equipment or highly specialized staff (as needed with IVF), INVOcell could be offered in an Ob/Gyn office with the addition of minor capital equipment and proper training, thereby expanding the business for these physicians and allowing them to maintain the patient in-house rather than having to refer out to an IVF center. While INVOcell to date has been primarily offered in existing IVF centers (as an additional option for patients), the lower facility cost hurdles to provide our solution potentially opens the door for Ob/Gyn offices or even new start-up offices to provide INVOcell. Thus, in addition to lowering costs, we believe INVOcell can address a key industry challenge related to capacity through its ability to expand and decentralize the market and increase the number of points of care for patients. This powerful combination of lower cost and added capacity has the potential to dramatically open up access to care for patients around the world.

Greater patient involvement: With the INVO Procedure, the patient uses her own body as the incubation environment.  This creates a greater sense of involvement, comfort and participation for patients who know that the fertilization is happening within their own bodies.  In some cases, this may also free a couple from ethical or religious concerns, or fears of laboratory mix-ups.

SALES AND MARKETING

Customers

Currently, our direct customers are the distributors and partners we have engaged in various countries, who in turn promote and sell the INVOcell Procedure to doctors and patients. Our focus is on finding the right partners in each region who we believe can best aid us in commercializing the INVOcell device. We actively support our partners to ensure doctors are properly trained on administering the INVOcell procedure. We typically train both a reproductive endocrinologist and an embryologist from a practice.  Participating doctors will likely have to make medical and business adjustments as they introduce the INVOcell device and procedure to others within their offices and to prospective patients as they determine where we fit into their practice.  Our business is dependent on the continuance of our distribution relationship with Ferring. In 2019, revenues related to our agreement with Ferring accounted for 99.7% of our total 2019 revenues.

Every center offering the INVO Procedure today is in their own stage of the integration process. Some centers have completely integrated the INVO Procedure into their product offering, while others are at the beginning stages of patient recruitment. As a result of our partnership with Ferring in early 2019, we continue to experience a growing number of U.S. clinics adopting and offering the INVOcell procedure with an increase of over 100% during 2019.

Revenue and Product Pricing

We currently generate revenue primarily from product sales and the amortization of the upfront licensing fee received in connection with the 2019 Ferring agreement. We are also actively pursuing opportunities in which to generate service revenue associated with the INVOcell procedure itself. For the U.S. market, under the terms of our agreement with Ferring, we are allowed to own/operate up to 5 dedicated INVO-only clinics whereby we would generate revenue by offering services. We have yet to establish any U.S. centers, but we are pursuing this initiative. Additionally, we recently entered into an agreement to form a joint-venture partnership for the India market whereby we will be a 50% partner in the joint-venture that plans to establish dedicated INVO-only clinics.

For the various markets, we price the INVOcell Intravaginal Culture System technology based on discussions with our key partners that reflect the innovative features of the device, the savings in physician’s laboratory fixed costs and the billings the physician will receive from patients to perform INVO.  Our goal is to have the INVO procedure offered to infertile couples at a lower cost alternative.

INVOcell Culture Device:    For the U.S. market, our price for the INVOcell and retention devices has been agreed to with Ferring. Ferring has minimum quantities they must purchase from us on an annual basis in order to retain their exclusivity. In the international markets the price will be determined based on current offerings and discussions with key partners. IVF centers or Ob/Gyn groups purchasing a large number of devices and promoting the INVO process may receive discounted prices and certain free advertising of their facility on our website.  It is expected that the INVOcell may sell for different prices throughout the world as a reflection of different economies and prices of the IVF procedure in different regions.

INVOcell Retention Device:  This is a single-use, modified diaphragm that includes holes to allow for natural drainage of vaginal fluids. The current model is an FDA cleared and CE Marked product purchased from a US company. This retention device is sold in conjunction with the INVOcell device for an added cost.

Fixed Laboratory Equipment:  The equipment used in the INVO procedure (microscope with video system, bench centrifuge, incubator without CO2, bench warmer and laminar flow hood) is readily available in the market.  Existing IVF labs will generally already have the necessary equipment to perform an INVOcell procedure. A new facility or non-IVF center can procure the necessary equipment for approximately $75,000-$100,000 or less depending on existing equipment they may already possess.

Sales Strategy

Our product commercialization efforts are focused on identifying distributors and partners within targeted geographic regions that we believe can best promote, market and sale the INVOcell device and process. We are also seeking partners that will contractually commit to meeting agreeable performance objectives that are consistent with our specific goals for the particular region. To date, we have entered into the major agreement with Ferring for the U.S. market, as well as agreements in several other foreign markets, including Turkey, Jordan, Ethiopia, Sudan, Uganda, Nigeria and the India JV.

Our sales and marketing activities are being led by our COO and VP of Business Development, Michael Campbell, who joined us in February of 2019. Mr. Campbell was previously the Vice President of IVF Americas Business Unit for Cooper Surgical, Inc. (CSI), a wholly owned subsidiary of The Cooper Companies (NYSE: COO), and is also a member of the board of directors for INVO Bioscience. Mr. Campbell has substantial medical device sales, marketing and business development leadership experience within Global Fortune 500 and start-up company environments.  During his 12-year career at Cooper Surgical, he was responsible for the IVF product portfolio sales globally including the US, Canada, Latin America, Europe, Middle East, Africa, and Asia Pacific regions. During 2019, we further enhanced our resources with the addition of an experienced international business development person, who is located overseas. We anticipate adding additional personnel to help support the growing, global interest in our technology during 2020.

Target Markets

Infertility is a global issue with the key industry challenges (cost, capacity, access to care, and a large percentage of patients going untreated each year) being similar across regions. Current treatment options, IUI and IVF, are also common around the world. With INVOcell being FDA cleared and CE Marked, our commercialization strategy is a global effort and approach.

Worldwide – According to ESHRE February 2018, one in six couples worldwide experience some form of infertility problem at least once during their reproductive lifetime. The current prevalence of infertility lasting for at least 12 months is estimated to be around 10% worldwide for women aged 20-44. In 2014, the latest year for which figures are available, almost 800,000 treatment cycles were reported from 39 European countries.  The global need for ART is currently estimated to be at least 1,500 cycles/million population per year.  With the global population of 7.5 billion, the estimate for infertility prevalence is 50 million couples.

U.S. – According to The National Survey of Family Growth from the Centers for Disease Control, in the year 2016, Over 7.5 million women in the U.S. had difficulty conceiving (12.4%) With only about 760,000 couples receiving fertility treatment (IUI, IVF and other treatments). This leaves more than six million couples receiving no treatment. According to the ASRM’s 2015 Access to Care Summit White Paper, the largest barrier to patients seeking treatment is the cost of the treatment and the lack of insurance coverage to help cover the cost.

Insurance Reimbursement for Infertility Treatment

In the United States, there is generally minimal insurance coverage for infertility treatments, and what coverage there is varies on a state by state basis. Currently, seventeen (17) states mandate some form of insurance reimbursement for infertility treatment.  Three (3) states mandate reimbursement for IVF, while other states cover some form of infertility treatment, but they may also specifically exclude IVF due to cost. Some states have coverage for IUI and not IVF. In addition, under current fertility service insurance standards, many practices require an infertile patient have at least three IUI cycles before pursuing IVF. As a result, many patients are often referred to IVF when multiple IUI attempts have failed. Despite the limited overall insurance coverage, there continues to be improvement in the insurance arena. For example, there has been strong growth in private insurance options (such as with Progyny) and a greater number of large corporations that are now offering added coverage to their employees in the U.S. We generally believe the market will continue to increase insurance coverage, which will further enhance the demand for service.

Most European countries have some level of coverage for infertility treatment, but the level of coverage varies from country to country and even within countries.  For example, the National Health Service in the UK covers 20% of most costs for infertility treatment.  However, that standard is not applied universally throughout the UK and some counties provide almost no coverage.    In 2010, in Canada, the Province of Quebec mandated the full payment of up to 3 ART cycles for residents; however, in November of 2016 they halted the program.

Branding and Promotion

We have a logo associated with the INVOcell device and have trademarked “INVO Bioscience”, “INVOCELL” “INVO CENTER” and “INVO”.   Our website now refers patients in the US to Ferring. We will continue to provide updated information to people looking for INVO in the U.S. to support Ferring and our own US and International efforts as well as the comprehensive FAQ section.

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

We have successfully completed two comprehensive inspections by the United States Food & Drug Administration (U.S. FDA) occurring in January 2012 and November 2014 resulting in no action indicated (NAI). We are also a participant in the Medical Device Single Audit Program (MDSAP) and successfully completed their first MDSAP audit conducted December 17-18, 2019. We will continue its regulatory responsibilities and compliance activities in maintaining a robust Quality Management System.

International Regulations

We are subject to regulation in each of the foreign countries where our products are sold.  Many of the regulations applicable to our products in such countries are similar to those of the FDA.  The national health or regulatory organizations of certain countries require that our products be qualified before they can be marketed in those countries.  Many of the countries we are targeting either do not have a formal approval process of their own or will rely on either FDA clearance or the European approval, the CE mark – although many of these countries do require specific registration processes in order to list the INVOcell and make it available for sale.

With our CE marking, we also have the necessary regulatory authority to distribute our product, after registration, in the European Economic Area (i.e., Europe, Australia, and New Zealand).  In addition, we will have the ability to market in various parts of the Middle East, Asia and South America. Every country has different regulatory and registration requirements, and we have begun or completed registrations in a number of countries. In general, we are registering the product based on the size of the market and our ability to service it given our resources.

In 2009, we received clearance from Health Canada to market, sell and train on the use of the INVOcell and INVO procedure in Canada. Although the Canadian government approved the INVOcell, in Canada the local physician’s college must authorize the use of new products in each province. These governing colleges also want to see the product approved in the country of origin before moving forward in Canada.  With the 2015 FDA approval, Effortless IVF, CA obtained approval of the local physician’s college, raised funds in 2016, and built an INVO center in Calgary Canada. This Calgary center operated on a limited basis initially and was then put on hold by its owner for reasons we believe are unrelated to any issues with INVOcell. We intend to focus appropriate efforts in 2020 to cultivate and build the Canadian market.

In 2012 we received Brazil’s National Health Surveillance Agency (ANVISA) clearance approving the sale and use of the INVOcell throughout Brazil.  The approval opens the door for INVO Bioscience a large and fast growing economy with over 190 million people.  In 2016 we completed a new registration with a Brazilian Authorization Holder (BAM) that allows flexibility within the distribution channel which was approved by ANVISA in 2017.

Intellectual Property

Our success depends in part on our ability to obtain and maintain proprietary protection for our products and technologies. Our goal is to develop a strong intellectual property portfolio that enables us to capitalize on the research and development that we have performed to date and will perform in the future, particularly for each of the products that we commercialize such as the INVOcell. We rely on a combination of patent, copyright, and trademark laws in the United States and other countries to obtain and maintain our intellectual property. We protect our intellectual property by, among other methods, filing patent applications with the U.S. Patent and Trademark Office and its foreign counterparts on inventions that are important to the development of our business.

Our product development process has resulted in the development of two (2) patents covering both the INVOcell device and the INVO Procedure set to expire in July 14, 2024 and April 10, 2020, respectively. We completed a redesign of the INVOcell device as well as process improvements on the INVO Procedure to support two new patents and expand patent protection. We already submitted two provisional patent applications to the USPTO on November 20, 2019 (“Improved IVC Container and Method” and “Improved Incubation and/or Storage Container System and Method”). We expect to submit the final patent applications to the USPTO in April 2020, immediately followed by a PCT (Patent Cooperation Treaty) application to further expand patent protection in strategic locations across the globe.

Employees

As of December 31, 2019, we had five full time employees. We also engage key consultants to further support our operations.

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

We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short term and long-term business operations, and financial needs.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Form 10-K, and in particular, the risks discussed below and under the heading “Risk Factors”.

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

From the inception of our consolidated subsidiary BioXcell Inc. on January 5, 2007 through December 31, 2019, we had an accumulated net loss of $23,888,766.  We have a limited operating history and is essentially an early-stage operation.  We will continue to be dependent on having access to additional new capital or generating positive operating cash flow primarily through increased sales in order to finance the growth of our operations.  Continued net operating losses together with limited working capital make investing in our common stock a high-risk proposal.  The adverse effects of a limited operating history include reduced management insight into future activities, marketing costs, and customer acquisition and retention, which could lead to us missing targets for the achievement of profitability.

We may require additional capital to continue executing our business plan which if not obtained could result in a need to curtail or cease operations.

On January 14, 2019, we entered into a distribution agreement (the “Distribution Agreement”) with Ferring International Center S.A. (“Ferring”) granted to Ferring exclusive licensing rights to sublicense our INVOcell together with the retention device. Under the terms of the Distribution Agreement, we received an initial $5 million cash payment. We used a portion of this payment to pay previous liabilities and fund general operations and had approximately $1.238 million in cash at the end of the 2019.  Based on our projected cash needs, we will be dependent on generating sufficient sales, entering into new distribution agreements, or raising additional debt or equity capital to support our plans over the next 12 months.  No assurance can be given that we will be successful in raising capital in the amounts or rate needed, or that such capital, if available, will be available on terms acceptable to us. If we are not able to raise additional capital at the rate and in the amounts needed, the business may be significantly impacted.

We require additional capital to continue as a going concern which if not obtained could result in a need to curtail operations.

As reflected in the accompanying financial statements for the year ended December 31, 2019, we continue to make progress toward commercialization of our INVOCell device, although revenues are not yet sufficient to cover our current operations. For 2019 we had a net loss of $2,167,544, a working capital of $42,330, a stockholder deficiency of $3,713,595 and cash provided by operations of $1,370,513. In the last three quarters of 2019 we have had net cash used in operations and we expect to continue to have net cash used in operations. As a result, there is substantial doubt about our ability to continue as a going concern.  Our ability to continue as a going concern is dependent on our ability to raise additional capital in order to implement our current business plan.  The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

We require additional funding to meet our future growth and capital expenditure requirements.  To execute on our long term business plan successfully, we will need to raise additional capital.  Our rate of growth and its ability to undertake additional projects will be determined by the amounts of funds raised.  No assurance can be given that we will be successful in raising capital in the amounts or rate needed, or that such capital, if available, will be available on terms acceptable to us.  If we are not able to raise additional capital at the rate and in the amounts needed, our business will likely be impacted for the long term

On November 12, 2018, we entered into a U.S. license and Distribution Agreement with Ferring, whereby we received a $5 million upfront fee upon closing which occurred on January 14, 2019 and we anticipate receiving an additional $3 million payment upon successful procurement of a five (5) day label enhancement from the FDA for the current incubation period for the Licensed Product at least three (3) years prior to the expiration of the term of the license for the Licensed Product and provided further that Ferring has not previously exercised its right to terminate the Distribution Agreement for convenience.  There are no assurances that we will successfully complete the milestone required to receive this $3 million payment. Additionally, there are no assurances we can raise additional sufficient capital to meet our long-term needs.

Our business is subject to significant competition.

The infertility industry is highly competitive and characterized by well entrenched and long-standing practices as well as technological improvements and advancements.  New assisted reproductive technology (“ART”) services, devices and techniques may be developed that may render the INVOcell obsolete.  Competition in the areas of infertility and ART services is largely based on pregnancy rates and other patient outcomes.  Accordingly, the ability of our business to compete is largely dependent on our ability to achieve adequate pregnancy rates and patient satisfaction levels.  Our business operates in highly competitive areas that are subject to change.  New health care providers and medical technology companies entering the market may reduce our market share, patient volume and growth rates, and could force us to alter our planned pricing.  Additionally, increased competitive pressures may require us to commit more resources to our marketing efforts, thereby increasing our cost structure and affecting our ability to achieve, or the timing of achieving, profitability. There can be no assurance that we will not be able to compete effectively nor can there be any assurance that additional competitors will not enter the market. Such competition may make it more difficult for us to enter into additional contracts with fertility clinics or open profitable INVOcell clinics.

Under the terms of our recently signed U.S., Distribution Agreement, Ferring will handle all sales and marketing activities for the U.S. market and the we will be allowed to initially open and operate five (5) dedicated INVO clinics. There can be no assurances our U.S. market partner or the our own commercial activities will be successful. Additionally, pursuant to the Distribution Agreement, Ferring will have the ability to elect to distribute and commercialize competitive products. The development and commercialization of such competitive products could reduce our U.S. market share.

We need to manage growth in operations.

In order to maximize potential growth in our current and potential markets, we believe we must expand the scope of our services in the medical device/bioscience industry.  Such expansion will place a significant strain on our management, operational and sales systems. As a result, we plan to continue to improve our INVO technology, operating procedures and management information systems.  We will also need to effectively train, motivate and manage our employees.  Our failure to manage our growth could disrupt our operations and ultimately prevent us from generating the expected revenues.

We may not be successful in implementing our growth strategy.

Many factors including, but not limited to, increased competition from similar businesses, unexpected costs, costs associated with marketing efforts and maintaining a strong client base may interfere with our ability to expand successfully.   Our inability to implement our internal strategy successfully may have a negative impact on our growth, future financial condition, results of operations and/or cash flows.

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

Third parties may in the future assert claims against us alleging infringement on their intellectual property rights.  Defending such claims may be expensive, time consuming and divert the efforts of our management and/or technical personnel.  Because of litigation, we could be required to pay damages and other compensation, develop non-infringing products or enter into royalty and/or licensing agreements.  However, we cannot be certain that any such licenses, will be made available to us on commercially reasonable terms.

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

The provision of medical devices entails the substantial risk of potential tort injury claims.  We do not engage in the practice of medicine or assume responsibility for compliance with regulatory requirements directly applicable to physicians.   In the event we obtain product liability insurance there can be no assurance such insurance will provide adequate coverage against any potential claims. Additionally, there is no assurance we will be able to obtain such insurance on commercially reasonable terms in the future.  Furthermore, any claim asserted against us could generate costly legal fees, consume management’s time resources, and adversely affect our reputation and business, regardless of the merit or eventual outcome of such claim.

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

Our customers are expecting that our products will perform as marketed and in accordance with industrial standards.  We rely on third-party manufacturing companies and their packaging processes in connection with the production of our products.  A failure to maintain product quality standards in accordance with our customer’s expectations could result in the loss of demand for our products.  Additionally, delays or quality lapses in our production lines could result in substantial economic losses to us.  Although we believe that our current quality control procedures adequately address these risks, there can be no assurance that we will not experience occasional or systemic quality lapses in our manufacturing and service operations.  Currently, we have limited manufacturing capabilities as we rely on a single manufacturing provider regarding our production process. In the event our manufacturer is unable to produce an adequate supply of products at appropriate quality levels, our growth could be limited and our business may be harmed.  If we experience significant or prolonged disturbance in our quality standards, our business and reputation may be harmed, which may result in the loss of customers, our inability to participate in future customer product opportunities and reduced revenue and earnings.

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

We substantially rely upon the efforts and abilities of our executive management and directors. The loss of any of our executive officers and/or directors services could potentially have a material adverse effect on our business, operations, revenues and/or prospects. If one or more of these persons were to become unable or unwilling to continue in their present positions, we may not be able to replace them readily or timely, if at all.  We do not maintain key man life insurance on the lives of any of our executive management or directors.

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

Any of these factors could have a material adverse effect on our business, results of operations and financial condition.  From 2011 through 2019, we sold products in certain international markets mainly through independent distributors, and we anticipate to maintain a similar sales strategy for the foreseeable future.  In the event a distributor fails to meet annual sales goals, we may be required to obtain a replacement distributor, which may be costly and difficult to locate.  Additionally, a change in our distributors, may increase costs, and create a substantial disruption in our operations resulting loss of revenue.

We sell directly to Ferring in the U.S., and if we want to cease selling to Ferring it may be difficult and expensive to find a replacement.

We sell our products directly to Ferring in the United States market.  If Ferring fails to meet its milestones, it may be difficult and costly to locate an acceptable substitute partner.

Our business is dependent on the continuance of our distribution relationship and the termination of this relationship would have a material adverse effect on our business, results of operations and financial condition.

Our business is dependent on the continuance of our distribution relationship with Ferring.  In 2019, revenues related to our agreement with Ferring accounted for over 99% of our total 2019 revenues.  As such, the termination of this relationship would have a material adverse effect on our business, results of operations and financial condition.

Our auditors have issued a going concern opinion.

Our auditors issued a going concern opinion in connection with the audit of our annual financial statements for the fiscal year ended December 31, 2019. A going concern opinion means that there is substantial doubt that the company can continue as an ongoing business for the next 12 months. We believe this risk was mitigated with the execution of the Distribution Agreement with Ferring although we will need to raise additional capital in order to fund its current needs over the next twelve to eighteen months. In addition, the inclusion of an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern and our lack of cash resources may materially adversely affect our share price and our ability to raise new capital or to enter into critical contractual relations with third parties. There is no assurance that we will be able to adequately fund our operations in the future.

General business conditions are vulnerable to the effects of epidemics, such as the coronavirus, which could materially disrupt our business.

We are vulnerable to the general economic effects of epidemics and other public health crises, such as the novel strain of coronavirus reported to have surfaced in Wuhan, China in 2019. Due to the recent outbreak of the coronavirus, there has been a curtailment of global travel and business activities. If not resolved quickly, the impact of the epidemic could have a material adverse effect on our business, financial condition and operating results. In particular, our sales and marketing efforts with the INVOcell and INVOcell Procedure could be adversely affected by recently implemented protocols for screening and restricting outside visitors and vendors. Additionally, officially imposed quarantines and self-quarantines could interfere with patients’ ability to see a health care provider and obtain our INVOcell and INVOcell Procedure.

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

We believe that the healthcare industry will continue to be subject to increased regulation as well as political and legal action, as future proposals to reform the health care system are considered by Congress and state legislatures. We do not know nor has any control over future changes to health care laws and regulations which may have a significant impact on the business.

Our planned additional clinical trial may prove unsuccessful.

We plan to conduct an additional clinical trial related to the expansion of INVOcell’s indications.  While we anticipate a positive outcome of this clinical trial, an unsuccessful trial could adversely impact our ability to receive FDA clearance for the particular indication and product being tested and impact our ability to expand into potential markets.

Our revenues and operating results could fluctuate significantly from quarter to quarter, which may cause our stock price to decline.

Since our inception, we have not generated significant revenues.  Our results from year-to-year and from quarter-to-quarter have, and are expected to continue to, vary significantly based on ordering cycles of distributors and partners.  As a result, we expect period-to-period comparisons of our operating results may not be meaningful as an indication of our future performance for any future period.

Changes in the healthcare industry may require us to decrease the selling price for our products or could result in a reduction in the available market size.

Governmental and private sector initiatives in the U.S. and abroad involving trends toward managed healthcare and cost containment could place an emphasis on our ability to deliver more cost-effective medical therapies.  The development of other cost-effective devices could eventuality adversely affect the prices and/or sales of our products.  Companies in the healthcare industry are subject to various existing and proposed laws and regulations, in both domestic and international markets, regulating healthcare pricing and profitability. Additionally, there have been third-party payer initiatives to challenge the prices associated with medical products, which if successful, could affect our ability to sell products on a competitive basis in the future.

In the United States, there has been a trend of consolidation among healthcare facilities and purchasers of medical devices, allowing such purchasers to limit the number of suppliers from whom they purchase medical products. As result, it is unknown whether such purchasers will decide to stop purchasing our products or demand discounts on our prices.  Any pressure to reduce our product prices in response to these industry trends and the decrease in market size could adversely affect our anticipated revenues and profitability of our sales, creating a material adverse effect on our business.

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

Disease outbreaks and epidemics affecting human health could have a negative impact on our future business operations. Our ability to sell the INVOcell could be adversely affected by an outbreak of certain diseases, such as the Zika virus outbreak, that affect women’s health and even more particularly pregnant woman’s health. Such outbreaks and epidemics could reduce the demand for ART services including INVO, which ultimately will impact our sales and business operations.

Social media platforms present risks and challenges.

The unauthorized use of certain social media vehicles could result in the improper collection and/or dissemination of personally identifiable information causing brand damage and various legal implications. In addition, negative or inaccurate social media posts or comments about us on any social networking site could damage our brand, reputation, and goodwill.

Risks Related to Our Common Stock

The significant number of common shares issuable upon conversion of outstanding notes could adversely affect the trading price of our common shares.

The sale of substantial amounts of our common stock at any particular time could cause the trading price of our common stock to decline significantly. In addition, as of December 31, 2019 we had 2,730,345 shares issuable upon conversion of outstanding notes. If our existing stockholders sell substantial amounts of our common stock, including the shares issued upon the conversion of the notes, in the public market, or if the public perceives that such sales could occur, this could have an adverse impact on the market price of our common stock, even if there is no relationship between such sales and the performance of our business.

The significant number of common shares registered for resale pursuant to the registration statement and common shares issuable upon conversion of outstanding notes could adversely affect the trading price of our common shares.

The sale of substantial amounts of our common stock at any particular time could cause the trading price of our common stock to decline significantly. On September 16, 2019 our Registration Statement on Form S-1 (the “Registration Statement”) was declared effective wherein we registered 40,906,501shares of common stock for resale. If our existing stockholders sell substantial amounts of our common stock under the registration statement, including the shares issued upon the conversion of the notes, in the public market, or if the public perceives that such sales could occur, this could have an adverse impact on the market price of our common stock, even if there is no relationship between such sales and the performance of our business.

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

Because of our prior history as a shell company, stockholders who receive our restricted securities will only be able to sell them pursuant to Rule 144 without registration for only as long as we continue to meet the requirements set forth above. No assurance can be given that we will meet these requirements or that we will continue to do so. Furthermore, any non-registered securities we sell in the future or issue will have limited or no liquidity until and unless such securities are registered with the SEC and/or until we comply with the foregoing requirements.

As a result, it may be harder for us to raise funding through the sale of debt or equity securities unless we agree to register such securities with the SEC, which could cause us to deploy additional resources. In addition, if we are unable to attract additional capital, it could have an adverse impact on our ability to implement our business plan and/or sustain our operations. Our status as a former “shell company” could prevent us from raising additional funds to develop additional technological advancements, which could cause the value of our securities to decline in value.

A significant portion of the ownership of our common stock is concentrated in a small number of investors, some of whom are affiliated with our Board of Directors and management.

Our management and Board of Directors own approximately 15% of our issued and outstanding shares of common stock. By virtue of such holdings, they have the ability to exercise significant influence over the our business and affairs, including matters requiring approval by our stockholders including but not limited to the following actions:

●	the election of the Board of Directors;
●	amending the Company’s Articles of Incorporation or bylaws; and
●	approving a merger, sale of assets, or other corporate transaction.

As a result, our stock ownership profile may discourage a potential acquirer from seeking to acquire shares of our common stock, which in turn could reduce our stock price.

Our directors have the right to authorize the issuance of shares of our preferred stock and additional shares of our common stock.

Our directors, within the limitations and restrictions contained in our Articles of Incorporation and without further action by our shareholders, have the authority to issue shares of preferred stock from time to time in one or more series and to fix the number of shares and the relative conversion and voting rights, and terms of redemption, liquidation preferences and any other preferences, special rights and qualifications of any such series.  While we have no intention of issuing shares of preferred stock at the present time, we may seek to raise capital through the sale of our securities and may issue shares of preferred stock in connection with a particular investment.  Any issuance of shares of preferred stock could adversely affect the rights of holders of our common stock.

Should we issue additional shares of our common stock, each investor’s ownership interest in our stock would be proportionally reduced.

We are subject to the reporting requirements of U.S. federal securities laws, which can be expensive.

We are a public reporting company and, accordingly subject to the information and reporting requirements of the Securities Exchange Act of 1934 (the “Exchange Act”), and other federal securities laws, including compliance with the Sarbanes-Oxley Act of 2002. We are required to prepare and file annual and quarterly reports, proxy statements and other information with the SEC and furnishing audited reports. Compliance with such reporting requirements is both timely and costly for us. We may need to hire additional financial reporting, internal control, and other finance personnel in order to develop and implement appropriate internal controls and reporting procedures.

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

Because of our limited resources and limited number of employees, management concluded that, as of December 31, 2019, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

We will incur costs and demands upon management as a result of complying with the laws and regulations affecting a public company, which could adversely affect our operating results.

As a public company, we will incur significant legal, accounting and other expenses. In addition, the Sarbanes-Oxley Act of 2002 and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules implemented by the SEC and the securities exchanges, require certain corporate governance practices for public companies. Our management and other personnel have devoted and expect to continue to devote a substantial amount of time to public reporting requirements and corporate governance. These rules and regulations have significantly increased our legal and financial compliance costs and made some activities more time-consuming and costly. If these costs are not offset by increased revenues and improved financial performance, our financial condition and results of operations may be materially adversely affected. These rules and regulations also make it more difficult and more expensive for us to obtain director and officer liability insurance in the future. Additionally, we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified personnel to serve on our board of directors or as executive officers.

The indemnification rights provided to our directors, officers and employees may result in substantial expenditures by us and may discourage lawsuits against its directors, officers and employees.

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

We have a trading symbol for our common stock (“INVO”) and our common stock is currently quoted on OTCQB marketplace.

Our shares of common stock are thinly traded, and as such the price, if traded, may not reflect our value.  There can be no assurance that there will be an active market for our shares of common stock either now or in the future.  The market liquidity will be dependent on, among other things, the perception of our operating business and any steps that our management might take to bring us to the awareness of investors.  There can be no assurance given that there will be any awareness generated or, if given, that it will be positive.

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

As an issuer on the OTCQB, we must be reporting issuers under Sections 13 or 15(d) of the Exchange Act and must be current in our reports under Section 13 of the Exchange Act, in order to maintain price quotation privilege.  If we fail to remain current on our reporting requirements, we could be removed from the OTCQB.  As a result, the market liquidity for our securities could be adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of shareholders to sell their securities in the secondary market.

Shareholders may be diluted significantly through our efforts to obtain financing and from issuance of additional shares of our common stock, including such issuances of shares for services.

To satisfy certain financial obligations, we have issued and may continue to issue shares of our common stock and we have incurred and may continue to incur debt, which may be convertible into shares of our common stock.  We may attempt to raise capital by selling shares of our common stock, possibly with warrants, which may be issued or exercised at a discount to the market price for our common stock.  These actions would result in dilution of the ownership interests of existing shareholders, and may further dilute the common stock book value, and that dilution may be material.  Such issuances may also serve to enhance existing management’s ability to control us as the shares may be issued to our officers, directors, new employees, or other related parties.

We have convertible notes outstanding, which could give rise to additional issuances of our common stock, potential dilution of ownership to existing stockholders and volatility in the price of our securities.

As of December 31, 2019, we have outstanding convertible notes with an aggregate principal amount of approximately, $460,000, which are convertible into shares at the following varying conversion prices: notes totaling $420,000 convertible at $0.20 per share, a $25,000 note convertible at $0.03 per share and a $10,000 note convertible at $0.01 per share, subject to adjustment in accordance with the terms of such notes subject to adjustments upon our issuances of stock at prices less than the original conversion prices during the 24-months after issuance of each note (i.e. currently $0.0065). On August 7, 2019, we sent James Bowdring, the brother of our then Chief Financial Officer, a check in the amount of $65,197 as full and final payment under those certain promissory notes dated April 8, 2011 and November 9, 2011.  On August 8, 2019, Mr. Bowdring’s legal counsel returned the check.  A basis for returning the check was a claim that the interest due under the Notes called for compounded interest and not per annum interest.  In addition, the letter rejecting the tender of the payment in full check alleged Mr. Bowdring was considering a future intention to convert his Promissory Notes into shares of our common stock.  Mr. Bowdring, through his counsel, indicated that such future intention to convert the Notes to common stock were contingent upon Mr. Bowdring addressing certain personal issues which were not disclosed by his counsel in the correspondence returning the checks.  We do not believe that Mr. Bowdring has the right to seek conversion of the Notes once payment for the Notes has been tendered.  In order to resolve the issue of our tender of payment in full versus Mr. Bowdring’s assertion that he can reject tender and seek conversion, we filed an action in the Suffolk Superior Court in Boston seeking Declaratory Judgment and Judgment for Breach of Contract.

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

We believe that the market for penny stocks has suffered from patterns of fraud and abuse.  We believe that many of these abuses have occurred with respect to the promotion of low-price stock companies that lacked experienced management, adequate financial resources, an adequate business plan and/or marketable and successful business or product.  Because our shares are penny stocks, the share price for our common stock may be adversely affected such frauds and abuses involving other penny stocks.

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

Throughout 2019, there has been a thin market for our shares, and the market price for our shares has been volatile.  In recent years, the securities markets in the U.S. and around the world have experienced a high level of price and volume volatility, and the market price of securities of many companies have experienced wide fluctuations that have not necessarily been related to the operations, performances, underlying asset values or prospects of such companies.  For these reasons, we expect our shares of common stock may also be subject to volatility resulting from market forces over which we will have no control.   The success of our products and services may be dependent upon our ability to obtain additional financing through debt and equity or other means. The thin market for our shares, and the volatility in the market price for our shares, may adversely affect our ability to raise needed additional capital.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties

We currently do not own any real property and operate from leased facilities. Our principal executive office is located at 5582 Broadcast Court Sarasota, Florida 34240. The lease is for one 5-year term, with option to extend for one 3-year term. We lease approximately 1,223 square feet in the Sarasota facility, pursuant to a May 2019 lease. The lease has a 5-year term with a 3% annual increase and an option to renew for an additional three years under the same terms. We believe that our facilities are adequate to meet our needs.

Item 3.  Legal Proceedings

Paasch, et al. v. INVO BioScience, Inc. et al

INVO Bioscience, Inc., and one of its directors were, since 2010, defending litigation brought by investors in an alleged predecessor of INVO Bioscience.  On March 24, 2010, INVO Bioscience, Inc. and its corporate affiliate, Bio X Cell, Inc., Claude Ranoux, and Kathleen Karloff were served an Amended Complaint, the original of which was filed on December 31, 2009 at the Suffolk Superior Court Business Litigation Session by two terminated employees of Medelle Corporation (also named as a co-defendant but no longer active), who are also attorneys, and a former investor in and creditor of Medelle.  These plaintiffs allege various claims of wrongdoing relating to the sale of assets of Medelle to Dr. Ranoux.  Plaintiffs claim that Dr. Ranoux, Ms. Karloff, and Medelle (and therefore INVO Bioscience as an alleged successor corporation) violated alleged duties owed to plaintiffs in connection with the sale.  Separate claims were also alleged against INVO Bioscience.

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

The claims against Dr. Ranoux that survived the November 2010 dismissal order were submitted to binding arbitration.  On February 15, 2013, the mutually agreed arbitrator ruled in favor of Dr. Ranoux. The award held that Dr. Ranoux did not withhold information about the auction of Medelle’s assets and expressed doubt that the plaintiffs would have invested the resources necessary to make a beneficial use of the assets.  The arbitrator’s award then was confirmed by the Superior Court on August 21, 2013.  The Superior Court’s confirmation of the award was affirmed on appeal on October 20, 2013 by the Massachusetts Appeals Court.  The Massachusetts Supreme Judicial Court then denied further appellate review.

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

On November 28, 2016, plaintiffs filed an amended notice of appeal from the Superior Court’s decision of October 17, 2016 and the subsequent judgment entered on October 27, 2016.  The appeal further challenges the order of dismissal from November 2010.  Plaintiffs did not appeal from the dismissal of the claims against Ms. Karloff, so the judgment in her favor is now final, leaving claims against INVO Bioscience, Bio X Cell, Medelle, and Dr. Ranoux.

On November 11, 2019, we entered into a Settlement Agreement and Release with Jo Ann Jorge, Francis Gleason, Jr., and Ronald Passch, M.D. (collectively, the “Claimants”), under which we agreed to pay Claimants $90,000 in cash and 300,000 shares at a value of $93,750 shares of our common stock in full satisfaction of all claims. Following execution of the Settlement Agreement and Release, all parties dismissed the lawsuit with prejudice and mutual releases were granted by all parties under the Settlement Agreement and Release.

INVO Bioscience, Inc. v. James Bowdring

On August 7, 2019, we sent James Bowdring, the brother of our then Chief Financial Officer, a check in the amount of $65,197 as full and final payment under those certain promissory notes dated April 8, 2011 and November 9, 2011 (the “Notes”).  On August 8, 2019, Mr. Bowdring’s legal counsel returned the check.  A basis for returning the check was a claim that the interest due under the Notes called for compounded interest and not per annum interest.  In addition, the letter rejecting the tender of the payment in full check alleged Mr. Bowdring was considering a future intention to convert his  Notes into shares of our common stock.  Mr. Bowdring, through his counsel, indicated that such future intention to convert the Notes to common stock were contingent upon Mr. Bowdring addressing certain personal issues which were not disclosed by his counsel in the correspondence returning the checks.  We do not believe that Mr. Bowdring has the right to seek conversion of the Notes once payment for the Notes has been tendered.  In order to resolve the issue of our tender of payment in full versus Mr. Bowdring’s assertion that he can reject tender and seek conversion, we filed an action in the Suffolk Superior Court in Boston on September 3, 2019 seeking Declaratory Judgment and Judgment for Breach of Contract. On September 30, 2019, Mr. Bowdring filed an answer and counterclaim under which he alleged breach of contract, fraud, promissory estoppel, unfair and deceptive practices and constructive trust. Mr. Bowdring is seeking receipt of all shares due under the adjusted conversion price.

The 10% Senior Secured Convertible Promissory Notes were issued on April 8, 2011 and November 9, 2011, with maturity dates thirty days subsequent to the dates of issuance.  Interest was calculated at 10% per annum, compounded based on a 360-day year. Investors had the option to convert any unpaid principal and accrued interest into shares of our common stock original conversion prices of $.03 and $.01, respectively, subject to adjustments upon our issuances of stock at prices less than the original conversion prices during the 24-months after issuance of each note (i.e. currently $0.0065).

We do not currently expect the above matter to have a material adverse effect upon either our results of operations, financial position or cash flows.

Item 4.  Mine Safety Disclosures.

Not Applicable

Part II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Trading of our shares of our common stock is on the OTC QB Venture Market tier of the over-the-counter (“OTC”) market under the symbol “INVO.”  Until March 16, 2020, our common stock had the trading symbol “IVOB.” The OTC QB tier is the middle tier of three marketplaces for over-the-counter stocks offered by OTC Market Group.  In July 2018 trading of our shares moved to this OTC QB Venture category because we fulfilled the current reporting requirements to the SEC. Investors can find Real-Time quotes and market information on us on www.otcmarkets.com.

Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily reflect actual transactions.

As of December 31, 2019, and 2018, there were 156,316,112 and 154,292,497 shares, of registrant’s common stock outstanding, respectively.

Information required with respect to Equity Compensation Plans in this Item 5 is included in Item 11 on page 46 of this report on Form 10-K.

Stockholders

As of December 31, 2019, and 2018, the number of holders of record of Registrant’s Common Stock was approximately 168 and 167, respectively. However, the registrant estimates that it has a significantly greater number of beneficial holders of its common stock because a number of shares of registrant’s common stock are held of record by broker-dealers for their customers in street name.

Dividend Policy

We have never declared or paid a dividend on our common stock.  We intend to retain future earnings (if any) to fund development and growth of our business, rather than to pay them as dividends, for the foreseeable future.

Compensation Plan

During 2018, we did not have any equity compensation plans in place. In December of 2019 our Shareholders approved the 2019 Stock Incentive Plan the Board established on October 3, 2019, which was later amended and restated on November 14, 2019 (as amended and restated, the “Plan”). The purpose of the Plan is to further align the interests of employees, directors and non-employee consultants with those of the stockholders by providing incentive compensation opportunities tied to the performance of the common stock and by promoting increased ownership of the common stock by such individuals. The plan is also intended to advance the interests of the company and its shareholders by attracting, retaining and motivating key personnel upon whose judgment, initiative and effort the successful conduct of the company’s business is largely dependent. We are permitted to grant awards of stock options, stock awards, and restricted stock awards under the plan.

Recent Sales of Unregistered Securities

In November 2019, pursuant to Section 4(a)(2) of the Securities Act, we issued 300,000 shares of common stock with a fair value of $93,750 pursuant a legal settlement signed on November 11, 2019.  We did not receive any proceeds from this issuance.

In February 2020, pursuant to Section 4(a)(2) of the Securities Act, we issued 50,000 shares of common stock with a fair value of $11,500 in consideration of consulting services rendered.  We did not receive any proceeds from the issuance.

In March 2020, pursuant to Section 4(a)(2) of the Securities Act, we issued 50,000 shares of common stock with a fair value of $11,500 in consideration of consulting services rendered.  We did not receive any proceeds from the issuance.

Purchase of Equity Securities

No repurchase of equity securities were made during the fiscal year.

Item 6.  Selected Financial Data

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

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

Background

We were formed on January 05, 2007 under the laws of the Commonwealth of Massachusetts under the name “Bio X Cell, Inc.” to acquire the assets of Medelle Corporation (“Medelle”).  Dr. Claude Ranoux purchased all of the assets of Medelle, and then he contributed those assets, including four patents relating to the INVOcell technology, to Bio X Cell, Inc. upon its formation in January 2007.

On December 5, 2008, Bio X Cell, Inc., doing business as INVO Bioscience, and each of the shareholders of INVO Bioscience entered into a share exchange agreement and consummated a share exchange with Emy’s Salsa AJI Distribution Company, Inc., a Nevada corporation (“Emy’s”). The previous management of Emy’s (our predecessor) determined that it was in the best interests of Emy’s shareholders to agree to the Share Exchange to acquire Bio X Cell, Inc. (d/b/a/ “INVO Bioscience”).  Bio X Cell, Inc. had developed patented technology, the INVOcell and the INVO procedure, designed to be less expensive and an alternative to conventional IVF.  As part of the Share Exchange, Emy’s ceased the salsa distribution business and was re-named INVO Bioscience, Inc., and Bio X Cell, Inc. became its wholly-owned subsidiary.

The Share Exchange was accounted for as a “reverse merger” because the former Bio X Cell shareholders owned a majority of the outstanding shares of common stock of Emy’s immediately following the Share Exchange.  Bio X Cell was deemed the acquirer in the reverse merger.  The financial results included in this Form 10-K are based on our audited balance sheet as of December 31, 2019 and 2018 and related audited statements of operations and stockholders’ deficiency and statements of cash flows for the periods ended December 31, 2019 and 2018, respectively.

Overview

We are a medical device company focused in the Assisted Reproductive Technology (ART) marketplace. Our mission is to increase access to care and expand fertility treatment and patient care across the globe. Our patented device, the INVOcell, is the first Intravaginal Culture (IVC) system in the world used for the natural in vivo incubation of eggs and sperm during fertilization and early embryo development. INVOcell was granted FDA clearance in the United States in November 2015, received the CE mark in October 2019, and is now positioned to help provide millions of infertile couples across the globe access to a new infertility treatment option. We believe this novel device and procedure provides a more natural, safe, effective and economical fertility treatment compared to current infertility treatments, including in-vitro fertilization (“IVF”) and intrauterine insemination (“IUI”). Unlike conventional infertility treatments such as IVF where the eggs and sperm develop into embryos in a laboratory incubator, the INVOcell utilizes the women’s vaginal cavity as an incubator to support a more natural fertilization and embryo development environment.

In both current utilization of the INVOCell and in clinical studies, the INVO Procedure has proven to have equivalent pregnancy success and live birth rates as the traditional assisted reproductive technique, IVF. Additionally, we believe there are psychological benefits of the potential mother’s participation in fertilization and early embryo development by vaginal incubation compared to that of traditional IVF treatment. INVOcell also offers to patients a more natural and personalized way to achieve pregnancy.

For many couples struggling with infertility, access to treatment is often not available. Financial challenges (cost of treatment) and limited availability (or capacity) of fertility medical care are two of the main challenges in the ART marketplace that contribute to the large percentage of untreated patients. Religious, social and cultural roadblocks can also prevent hopeful couples from realizing their dream to have a baby. We believe INVOcell can address many of the key challenges in the ART market, particularly patient cost and infrastructure capacity constraints. The many benefits to the INVO Solution include:

●

Cost: Many current clinics offering INVOcell are doing so at approximately half the cost of IVF treatment, due to: less drugs often being prescribed for INVOcell, fewer office visits needed, less laboratory time needed as incubation is occurring inside the body rather than the lab incubator.

●

Enhances Industry capacity; The INVOcell device eliminates the need for a lab incubator as well as helps reduce the overall need for lab-support resources. We believe this generally supports the ability to lower costs as well as enable a clinic to handle a higher volume of patients on average.

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

Sales and Marketing

Our product commercialization efforts are focused on identifying distributors and partners within targeted geographic regions that we believe can best promote, market and sale the INVOcell device and process to assist infertile couples in having a baby.  We believe that our proven INVOcell procedure is an effective low-cost alternative to current treatments which can also be offered without the need for an expensive IVF lab facility.  We have been authorized to sell the INVOcell device in the United States since November 2015 after receiving DeNovo class II clearance from the US Food & Drug Administration (FDA).  As a result of our January 2019 exclusive sales, marketing and distribution agreement with Ferring Pharmaceuticals for the US, our primary focus will be on supporting Ferring and developing key international markets around the world.

We anticipate that we will experience quarterly fluctuations in our revenues as a result of our efforts to expand the sales of the INVO technology to new markets.  We expect International sales will increase moving forward as we continue to expand our efforts to expand INVOcell globally. We will continue to seek out partners that will contractually commit to meeting agreeable performance objectives that are consistent with our goals and objectives.

In January 2019, the Company entered into a Distribution & Supply Agreement with Ferring International Center S.A. (“Ferring”), pursuant to which, among other things, we granted Ferring an exclusive license in the United States (the “Territory”) with rights to sublicense under patents related to our proprietary INVOcell™ intravaginal culture device together with the retention device and any other applicable accessories (collectively, the “Licensed Product”) to market, promote, distribute and sell the Licensed Product with respect to all therapeutic, prophylactic and diagnostic uses of medical devices or pharmaceutical products involving reproductive technology (including infertility treatment) in humans (the “Field”). Ferring is responsible, at its own cost, for all commercialization activities for the Licensed Product in the United States. We retained a limited exception to the exclusive license granted to Ferring allowing us, subject to certain restrictions, to establish up to five clinics that will commercialize INVO cycles in the Territory. We are looking at the best approach to pursue establishing these five Company-owned INVO-only clinics. We retained all commercialization rights for the Licensed Product outside of the United States.  We believe the strategic partnership with a strong reproductive organization such as Ferring  has provided us with the necessary sales and marketing resources and overall market credibility to help execute our goal to expand the INVOcell device around the world.

The Ferring license was deemed to be a functional license that provide customers with a “right to access” to our intellectual property during the subscription period and, accordingly, revenue is recognized over a period of time, which is generally the subscription period. During the twelve months ended December 31, 2019, the Company recognized $714,286, related to the Ferring license agreement. As of December 31, 2019, we had deferred revenues of $4,285,715.

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

On November 12, 2019, we announced we had entered into exclusive distribution agreements with Biovate a Jordanian company for the territory of Jordan and Orcan Medical for the territory of Turkey. This agreement has a term of one year with extensions by mutual agreement. Safadi Drugstore is required to register our product in Jordan.

On January 16, 2020, we announced a Joint Venture agreement for the India Market. Under terms of the agreement, INVO Bioscience and our Partner, Medesole Healthcare and Trading Pvt Ltd, will each own 50% of the joint venture. We provide the device, training and general technology support to the joint venture, while Medesole will be responsible for the operations of the INVOcell clinics in India. Both partners will equally invest in start-up and capital expenditures and share in the revenue and profits of the joint venture. The business model allows INVO to benefit not only from the sale of the device, but from the delivery of the entire solution. We believe this JV structure is an attractive new model for us, and one in which we may replicate in other select parts of the world.

In order to develop the market for INVOcell and properly support our distributors and partners, it’s critical we have a well-defined process for administering the INVOcell procedure and properly training the physicians and embryologists is important. Starting in November 2016 and through 2018 the Company changed its training process to a more consistent one.  Dr. Kevin Doody of CARE in Bedford, Texas assumed the role of our Medical Director.  Dr. Doody and his team held the first training session at his facility for a group of doctors and embryologists recruited during the 2016 ASRM Congress. The new training protocol proved very successful and received positive reviews from participants.  This model, which we (and our partners) continue to use, provided a standard process that also maintained flexibility to allow each facility to adapt within their programs.

We continue to receive strong, positive feedback from the current physicians and embryologists utilizing the INVOcell device and Procedure.  Based on actual reported outcomes data, the clinics that are actively using INVOcell continue to experience success rates that are equivalent to IVF. As a result, we believe INVOcell is meeting the key objectives by offering an alternative fertility treatment option that is equivalent in terms of successful outcome and yet provides a more natural and lower cost solution.

Operations

We operate with a core internal team and outsource certain operational functions in order to help accelerate our efforts as well as reduce fixed internal overhead needs and in-house capital equipment requirements.  Our most critical management and leadership functions are carried out by our core management team.  We have contracted out the manufacturing, packaging/labeling and sterilization of the device to a medical manufacturing company to assemble packages and label the product; and to a sterilization specialist to perform the gamma sterilization process.

Historically, our most significant challenge in growing our business has been our limited resources.   In prior years we had reduced this by, among other things, officers and directors foregoing salaries and fees and not engaging in certain activities in order to avoid incurring certain expenses (such as travel and marketing costs).  Beginning in 2019, as a result of the Ferring agreement and upfront payment, we expanded our sales and marketing efforts and regulatory and clinical development. Our cash needs are primarily attributable to funding our sales and marketing efforts, strengthening our training capabilities, satisfying existing obligations, funding our planned clinical trial for additional product indications, and building an administrative infrastructure, including costs and professional fees associated with being a public company.  Our existing distribution and partnership agreements, such as Ferring and the other more recent international agreements, provide for increasing revenue minimums and should help offset the higher level of spending.

Selling, general and administrative expenses were $3,128,635 and $3,038,068 respectively for the years ended December 31, 2019 and 2018.  Throughout this period, we continued to control our spending and use our resources carefully.  The $90,567 increase in selling, general and administrative expenses in 2019 was primarily the result of an increase in wages, professional fees, legal fees, a legal settlement and other corporate expenses, partially offset by lower costs related to FDA clearance support services.

Throughout the period 2018 to 2019 we incurred annual net losses as we continued to market our product and proprietary process as we endeavored to increase our revenue base.  We expect to continue incurring losses during 2020.

We cannot accurately predict the level of success our key partners will enjoy over the next 12-24 months.  However, INVO Bioscience anticipates that it will continue to launch the INVOcell device and INVO procedure within the U.S. through our agreement with Ferring Pharmaceuticals, and in other parts of the world with new distributor partnerships, IVF centers and physicians.

To achieve our plan, we will require additional financing.  As we expand our distribution base, our costs and expenses for 2020 will likely exceed the cash flow being generated and therefore we will require additional capital to meet our needs.

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

Stock Based Compensation

The Company accounts for stock-based compensation under the provisions of ASC 718-10 Share-Based Payment (formerly SFAS 123R).  This statement requires the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.  That cost is recognized over the period in which the employee is required to provide service or performance goals in exchange for the award, which is usually immediate but sometimes over a vesting period. Warrants granted to non-employees are recorded as an expense over the requisite service period based on the grant date estimated fair value of the grant, determined using the Black-Scholes option pricing model.

Revenue Recognition

The Company recognizes revenue on arrangements in accordance with ASU 606, Revenue from Contracts with Customers (“ASU 606”). The core principle of ASU 606 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services ASC 606 requires companies to assess their contracts to determine the timing and amount of revenue to recognize under the new revenue standard. The model has a five-step approach:

1.	Identify the contract with the customer.
2.	Identify the performance obligations in the contract.
3.	Determine the total transaction price.
4.	Allocate the total transaction price to each performance obligation in the contract.
5.	Recognize as revenue when (or as) each performance obligation is satisfied.

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

ASC 606 supersedes existing guidance on revenue recognition with a five-step model for recognizing and measuring revenue from contracts with customers. The objective of the new standard is to provide a single, comprehensive revenue recognition model for all contracts with customers to improve comparability within industries, across industries, and across capital markets. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The guidance also requires a number of disclosures regarding the nature, amount, timing, and uncertainty of revenue and the related cash flows. The guidance can be applied retrospectively to each prior reporting period presented (full retrospective method) or retrospectively with a cumulative effect adjustment to retained earnings for initial application of the guidance at the date of initial adoption (modified retrospective method). The Company adopted the new standard effective January 1, 2018 using the modified retrospective method applied to those contracts that were not completed or substantially completed as of January 1, 2018. The timing and measurement of revenue recognition under the new standard is not materially different than under the old standard. The adoption of the new standard did not have an impact on the Company’s consolidated financial statements.

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

Results of Operations

Fiscal 2019 was a pivotal year for us and one in which we believe set the foundation for accelerated commercialization of our INVOcell device. The closing of our agreement with Ferring in January 2019 provided a number of key benefits, including; 1) upfront working capital with the initial license payment, which allows us to further build INVOcell’s presence globally and accelerate the overall development of the Company, 2) specified, minimum annual revenues which allow us to more accurately forecast for planning purposes, 3) a large partner and leader in women’s healthcare with far greater marketing, distribution and sales resources to build INVOcell’s presence in the U.S. market, and 4) the enhanced overall credibility for the INVOcell technology, which is beneficial not just in the U.S. market, but globally.

The ART market is also benefiting from a number of industry tailwinds, including 1) the large under-served potential patient population, 2) increasing infertility rates around the world 3) growing awareness and education of fertility treatment options, 4) a growing acceptance toward fertility treatment, 5) improvements in procedure techniques and hence improvements in pregnancy success rates and 6) generally improving insurance (private and public) reimbursement trends; all of which help contribute to the strong growth rate in the industry. In addition, we also believe there is growing investor interest in the Fertility marketplace as reflected in the highly successful IPO of Progyny, the private specialty fertility insurance company. As a result of all these dynamics (our Ferring partnership and the corresponding growth in INVOcell awareness, the industry backdrop, and the apparent investor interest), we feel INVO Bioscience and its novel technology solution are well positioned for the future.

Comparison of the years ended December 31, 2019 and 2018

Revenues

Revenue for year ended December 31, 2019 was $1,480,213, compared to $494,375 for the same twelve-month period ended December 31, 2018. The increase was the result of product sales to Ferring as they began to ramp their marketing activities as well as from recognizing $714,286 of the Ferring seven-year U.S. exclusive licensing & distribution fee.

During 2019, we experienced more than a doubling of the number of clinics now offering the INVOcell procedure. The process of training and bringing a new facility up and running can take a period of time until initial ordering begins.

Cost of goods sold for the twelve months ended December 31, 2019 were $139,670 or approximately 9% of revenues compared to $90,367 or 18% of revenues for the year ended December 31, 2018.   The increase in gross margin was related to the amortization of the 2019 upfront licensing fee that did not have any cost of sales expenses associated with it. The cost of sales recognized during the twelve-month period ended December 31, 2019 were attributed to product shipments to Ferring.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $3,128,635 in fiscal 2019 compared to $3,038,068 for the year ended December 31, 2018. The $90,567 increase in selling, general and administrative expenses in 2019 was primarily the result of an increase in wages, professional fees, legal fees, a legal settlement and other corporate expenses, partially offset by lower costs related to FDA clearance support services.

Research and Development Expenses

The Company began to fund additional research and development (“R&D”) efforts in 2019 in preparation for its upcoming clinical trial, anticipated to occur in 2020, and additional patent filings. Excluding the investment in inventory in anticipation of clinical trials beginning in 2020 and patents, R&D expenses for 2020 were immaterial. During 2018 the Company did not fund any R&D as a result of its limited resources.

Interest Expense, Financing Fees

Interest expense and financing fees were $379,019 for the year ended December 31, 2019 compared to $442,031 for the same period in 2018. The primary reason for the higher interest expenses in both 2019 and 2018 was related to the amortization of the discount on the 2018 Convertible Notes Payable.

Income Taxes

As of December 31, 2019, we had unused federal net operating loss carryforwards (“NOLs”) of $14,131,281. These losses expire in various amounts at varying times beginning in 2027 with a portion carrying on indefinitely. Unless expiration occurs, these NOLs may be used to offset future taxable income and thereby reduce our income taxes otherwise payable.

We recorded a valuation allowance against our deferred tax assets at December 31, 2019 and 2018 totaling $435,420 and $645,978, respectively. The valuation allowance has been established for certain deferred tax assets for which we believe it is more likely than not that the tax benefits will not be realized, which are primarily federal and state net operating loss carryforwards. If our expectations for future operating results on a consolidated basis or at the state jurisdiction level vary from actual results due to changes in healthcare regulations, general economic conditions, or other factors, we may need to adjust the valuation allowance, for all or a portion of our deferred tax assets. Our income tax expense in future periods will be reduced or increased to the extent of offsetting decreases or increases, respectively, in our valuation allowance in the period when the change in circumstances occurs. These changes could have a significant impact on our future earnings.

Net Loss

The net loss for the twelve months ended December 31, 2019 was $2,167,544 as compared to a net loss of $3,076,091 for the same twelve-month period in 2018. The primary reason for the decrease in net loss was the result of our increased revenues and gross profits generated in 2019.

Liquidity and Capital Resources

For the years ended December 31, 2019 and 2018, we had net losses of $2,167,544 and $3,076,091, respectively. The net loss in 2019 was lower than 2018 due to the increase was the result of increased product sales to Ferring as they began to increase their marketing activities as well as from recognizing 10.7% of the Ferring seven-year U.S. exclusive licensing & distribution fee partially offset by the Company expanding its sales, marketing and clinical activities. We had working capital of $42,330 in 2019 verses a significant working capital deficiency in 2018 of $2,770,461. As of December 31, 2019, our stockholder’s deficiency was $3,713,595 compared to $2,724,223 as of December 31, 2018 and cash provided by operations was $1,370,513 for 2019 compared to cash used in operations of $652,971 for the year ended December 31, 2018.

Our registered independent certified public accountants  stated in their report dated April 16, 2019, that we have generated, negative cash outflows from operating activities, experienced recurring net operating losses, and are dependent on securing additional equity and debt financing to support our business efforts. As reflected in their audit report, our registered independent certified public accountants indicated that these factors, among others, raise substantial doubt about our ability to continue as a going concern.

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

To the extent additional funds are necessary to meet long-term liquidity needs as we continue to execute our business strategy, we anticipate that they will be obtained through the incurrence of additional indebtedness, additional equity financings or a combination of these potential sources of funds, although we can provide no assurance that these sources of funding will be available on reasonable terms.

Historically, our primary sources of liquidity have been from equity or debt offerings. Until we can generate a sufficient amount of cash from operations, we expect to finance future cash needs through public or private equity or debt offerings. Additional capital may not be available on reasonable terms, if at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly scale back our operations or delay, scale back or discontinue the continuing development of our products. If we raise additional funds through the issuance of additional debt or equity securities, it could result in dilution to our existing stockholders and increased fixed payment obligations, and these securities may have rights senior to those of our common stock. If we incur indebtedness, we could become subject to covenants that would restrict our operations, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. Any of these events could significantly harm our business, financial condition and prospects.

Cash Flows

The following table shows a summary of our cash flows for the years ended December 31, 2019 and 2018, (in thousands):

	2019	2018
Cash (used in) provided by:
Operating activities	1,370,513	(652,971)
Investing activities	(114,706)	(19,400)
Financing activities	(229,465)	(858,855)

As of December 31, 2019, we had a $1,238,585 in cash compared to $212,243 at December 31, 2018.  Net cash provided by operating activities in 2019 was $1,370,513, as compared to net cash used by operating activities of $652,971 for 2018.  The increase in net cash was primarily due to the $4,266,820 increase in deferred revenue as a result of the initial exclusive license and distribution agreement fee received by the Company in January partially offset by a decrease in accrued compensation of $1,410,077.

In 2019, cash used in investing activities was $114,706 related to new molds and additional trademarks. This compared to $19,400 used in investing activities in 2018, which was all related to additional molds to produce its own retention device to allow us to offer a lower cost alternative to our customers.

During 2019, $229,465 used by financing activities largely as a result of the principal payments on notes payable. In 2018, the Company raised $895,000 from the issuance of the 2018 Convertible Notes and $77,000 from the issuance of restricted shares as part of our private placement in January 2018. Offsetting this was $113,145 of payments made on related party notes.

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

Item 7A.  Quantitative and Qualitative Disclosure about Market Risks

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of INVO Bioscience, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of INVO Bioscience, Inc. (the Company) as of December 31, 2019, and the related statements of operations, stockholders’ deficiency, and cash flows for the period ended December 31, 2019, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America. The financial statements of INVO Bioscience, Inc., as of December 31, 2018, were audit by other auditors whose report dated April 16, 2019, expressed an unqualified opinion on those financial statements.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

The accompanying financial statements have been prepared assuming that the Company will continues as a going concern. As discussed in Note 2 to the financial statements, in past years, the Company has suffered net losses from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ M&K CPAS, PLLC.

We have served as the Company’s auditor since 2019.

Houston, TX

March 30, 2020

  REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Invo Bioscience, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Invo Bioscience, Inc.  (“Company”) as of December 31, 2018, and the related consolidated statement of operations, stockholders’ deficit, and cash flow for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Liggett & Webb, P.A.

We served as the Company's auditor from 2011 to 2019.

New York, New York

April 16, 2019

INVO Bioscience, Inc.

CONSOLIDATED BALANCE SHEETS

	December 31, 2019	December 31, 2018

ASSETS
Current assets
Cash	$1,238,585	$212,243
Accounts receivable net	7,558	225,899
Inventory, net	101,387	43,513
Prepaid expenses and other current assets	195,910	249,454
Total current assets	1,543,440	731,109

Property and equipment, net	93,055	34,446

Other Assets:
Capitalized patents, net	7,234	11,792
Lease right of use, net	101,883	-
Trademarks	49,867	-
Total other assets	158,984	11,792

Total assets	$1,795,479	$777,347

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities
Accounts payable and accrued liabilities, including related parties	$371,530	$571,828
Accrued compensation	393,017	2,515,256
Deferred revenue	714,286	18,895
Current portion of lease liability	21,365	-
Note payable	-	131,722
Note payable - related party	-	97,743
Convertible notes, net of discount of $0 and $497,961	-	157,039
Convertible notes, related party - net of discount of $0 and $ 30,913	-	9,087
Income taxes payable	912	-
Total current liabilities	1,501,110	3,501,570

Commitments and contingencies (Note 12)	-	-

Lease liability, net of current portion	81,494	-
Deferred revenue	3,571,429	-
Convertible notes, net of discount	325,784	-
Convertible notes, net of discount – related party	28,824	-
Deferred tax liability	433	-

Total liabilities	5,509,074	3,501,570

Stockholders’ deficiency
Preferred Stock, $.0001 par value; 100,000,000 shares authorized. No shares issued and outstanding as of December 31, 2019 and December 31, 2018, respectively	-	-
Common Stock, $.0001 par value; 200,000,000 shares authorized; 156,316,112 and 154,292,497 issued and outstanding as of December 31, 2019 and December 31, 2018, respectively	15,631	15,429
Additional paid-in capital	20,159,540	18,981,570
Accumulated deficit	(23,888,766)	(21,721,222)
Total stockholders’ deficiency	(3,713,595)	(2,724,223)

Total liabilities and stockholders' deficiency	$1,795,479	$777,347

The accompanying notes are an integral part of these consolidated financial statements.

INVO Bioscience, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year	For the Year
	Ended	Ended
	December 31,	December 31,
	2019	2018

Revenue:
Product Revenue	$765,927	$494,375
License Revenue	714,286	-

Total Revenue	$1,480,213	$494,375
Cost of Goods Sold	139,670	90,367

Gross Margin	1,340,543	404,008

Selling, general and administrative expenses	3,128,635	3,038,068
Total operating expenses	3,128,635	3,038,068

Loss from operations	(1,788,092)	(2,634,060)

Interest expense	379,019	442,031
Total other expenses	379,019	442,031

Loss before income taxes	(2,167,111)	(3,076,091)

Provision for income taxes	(433)	-

Net Loss	$(2,167,544)	$(3,076,091)

Basic net loss per weighted average shares of common stock	$(0.01)	$(0.02)

Diluted net loss per weighted average shares of common stock	$(0.01)	$(0.02)

Basic weighted average number of shares of common stock	155,356,091	147,333,051

Diluted weighted average number of shares of common stock	155,356,091	147,333,051

The accompanying notes are an integral part of these consolidated financial statements.

INVO Bioscience, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

For the Period January 1, 2018 to December 31, 2019

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total
Balance, December 31, 2017	142,132,374	$14,213	$13,638,806	$(18,645,131)	$(4,992,112)

Common stock issued for cash	410,000	41	76,959	-	77,000
Common stock issued to directors and employees	6,782,382	678	2,316,555	-	2,317,233
Common stock issued to service providers	3,912,326	391	1,843,273	-	1,843,664
Conversion of notes payable and accrued interest	1,055,415	106	210,977	-	211,083
Discount on convertible notes payables	-	-	895,000	-	895,000
Net loss for the twelve months ended December 31, 2018				(3,076,091)	(3,076,091)
Balance, December 31, 2018	154,292,497	$15,429	$18,981,570	$(21,721,222)	$(2,724,223)

Common stock issued to directors and employees	400,000	40	17,710	-	17,750
Common stock issued to service providers	130,000	13	45,987	-	46,000
Conversion of notes payable and accrued interest	1,193,615	119	238,604	-	238,723
Common stock issues for settlement	300,000	30	93,720		93,750
Stock options issued to employees			69,787		69,787
Settlement of accrued compensation	-	-	712,162	-	712,162
Net loss for the twelve months ended December 31, 2019	-	-	-	(2,167,544)	(2,167,544)
Balance, December 31, 2019	156,316,112	$15,631	$20,159,540	$(23,888,766)	$(3,713,595)

The accompanying notes are an integral part of these consolidated financial statements.

INVO Bioscience, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year	For the Year
	Ended	Ended
	December 31,	December 31,
	2019	2018

Cash flows from operating activities:
Net loss	$(2,167,544)	$(3,076,091)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Non-cash stock compensation issued for services	46,000	2,092,664
Non-cash stock compensation issued to employees	17,750	-
Fair value of stock options issued to employees	69,787	-
Fair value of stock to be issued for legal settlement	93,750	-
Amortization of discount on notes payable	337,413	366,126
Amortization of leasehold right of use asset	14,558	-
Depreciation and amortization	10,788	5,190
Changes in assets and liabilities:
Accounts receivable	218,341	(139,202)
Inventories	(57,874)	15,366
Prepaid expenses and other current assets	53,544	200,596
Deferred revenue	4,266,820	18,895
Accounts payable and accrued expenses	(200,298)	(377,814)
Leasehold liability	(13,582)	-

Accrued interest	89,792	-
Accrued compensation	(1,410,077)	241,299
Income taxes payable	912	-
Deferred tax liabilities	433
Net cash provided by (used) in operating activities	1,370,513	(652,971)

Cash flows from investing activities:
Payments to acquire property, plant and equipment	(64,839)	(19,400)
Payment to acquire trademarks	(49,867)	-
Net cash (used) in investing activities	(114,706)	(19,400)

Cash flows from financing activities:
Proceeds from the sale of common stock	-	47,000
Proceeds from the sale of common stock - related parties	-	30,000
Proceeds from convertible notes payable	-	855,000
Proceeds from convertible notes payable - related parties	-	40,000
Principal payment on notes payable – related parties	(97,743)	(113,145)
Principal payments on note payable	(131,722)	-
Net cash provided by (used) in financing activities	(229,465)	858,855

Increase (decrease) in cash and cash equivalents	1,026,342	186,484

Cash and cash equivalents at beginning of period	212,243	25,759

Cash and cash equivalents at end of period	$1,238,585	$212,243

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Interest	$84,043	$6,071

Taxes	$912	$912

Leasehold right of use asset and liability upon adoption of ASU 2016-02	$116,441	-

Common stock issued upon note payable and accrued interest conversion	$238,723	$211,083

Common stock issued for prepaid services	$-	$387,000

Beneficial conversion feature on convertible notes	$-	$895,000

Settlement of accrued compensation	$712,162	$1,681,233

The accompanying notes are an integral part of these consolidated financial statements.

INVO BIOSCIENCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 and 2018

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) General

INVO Bioscience (“INVO” or the “Company”) is a medical device company focused in the Assisted Reproductive Technology (ART) marketplace.  Our primary focus is the manufacture and sale of the INVOcell device and the INVO technology to provide an alternative infertility treatment for couples.  Our patented device, the INVOcell, is the first Intravaginal Culture (IVC) system in the world used for the natural in vivo incubation of eggs and sperm during fertilization and early embryo development. INVOcell was granted FDA clearance in the United States in November 2015, received the CE mark in October 2019, and is now positioned to help provide millions of infertile couples across the globe access to a new infertility treatment option. We believe this novel device and procedure provides a more natural, safe, effective and economical fertility treatment compared to current infertility treatments, including in-vitro fertilization (“IVF”) and intrauterine insemination (“IUI”). Unlike conventional infertility treatments such as IVF where the eggs and sperm develop into embryos in a laboratory incubator, the INVOcell utilizes the women’s vaginal cavity as an incubator to support a more natural fertilization and embryo development environment. This novel device promotes In Vivo conception and early embryo development.

In both current utilization of the INVOCell and in clinical studies, the INVO Procedure has proven to have equivalent pregnancy success and live birth rates as the traditional assisted reproductive technique, IVF. Additionally, we believe there are psychological benefits of the potential mother’s participation in fertilization and early embryo development by vaginal incubation compared to that of traditional IVF treatment. INVOcell also offers to patients a more natural and personalized way to achieve pregnancy.

(B) Basis of Presentation (Share Exchange and Corporate Structure)

On December 5, 2008, the Company completed a share exchange with Emy’s Salsa Aji Distribution Company, Inc. (“Emy’s”), a publicly registered shell corporation with no significant assets or operations.  Emy’s was incorporated on July 11, 2005, under the laws of the State of Nevada under the name Certiorari Corp.  In connection with the share exchange, INVO Bioscience became Emy’s wholly owned subsidiary and the INVO Bioscience shareholders acquired control of Emy’s.

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

(D) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.  The Company had the amounts of cash and cash equivalents on its balance sheets as of December 31, 2019 and 2018 of $1,238,585 and $212,243, respectively.

(E) Inventory

Inventories consist of work in process (WIP) and finished products and are stated at the lower of cost or market; using the first-in, first-out (FIFO) method as a cost flow convention.

(F) Property and Equipment

The Company records property and equipment at cost.  Depreciation and amortization are provided using the straight-line method over the estimated economic lives of the assets, which are from 3 to 10 years.  The Company capitalizes the expenditures for major renewals and improvements that extend the useful lives of property and equipment.  Expenditures for maintenance and repairs are charged to expense as incurred.  The Company reviews the carrying value of long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of long-lived assets is measured by a comparison of its carrying amount to the undiscounted cash flows that the asset or asset group is expected to generate.  If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the property, if any, exceeds its fair market value.

(G) Stock Based Compensation

The Company accounts for stock-based compensation under the provisions of Accounting Standards Codification subtopic 718-10, Compensation (“ASC 718-10”).  This statement requires the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.  That cost is recognized over the period in which the employee is required to provide service or based on performance goals in exchange for the award, which is usually the vesting period.

(H) Loss Per Share

Basic loss per share calculations are computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include securities or other contracts to issue common stock that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the years ended December 31, 2019 and 2018, as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

	Twelve Months Ended December 31,
	2019	2018
Loss to common shareholders (Numerator)	$(2,167,544)	$(3,076,091)
Basic and diluted weighted-average number of common shares outstanding (Denominator)	155,356,091	147,333,051

The Company has excluded the following dilutive securities from the calculation of fully diluted shares outstanding because the result would have been anti-dilutive:

	Twelve Months Ended December 31,
	2019	2018
Effect of dilutive common stock equivalents:
Options	8,320,587	-
Convertible notes and interest	2,730,345	6,020,200
Total	11,050,932	6,020,200

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

(J) Income Taxes

 We are subject to income taxes in the United States and other domestic tax liabilities are subject to the allocation of expenses in multiple state jurisdictions. We use the asset and liability method to account for income taxes. Under this method, deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. If a net operating loss (“NOL”) carryforward exists, we make a determination as to whether that NOL carryforward will be utilized in the future. A valuation allowance will be established for certain NOL carryforwards and other deferred tax assets where recoverability is deemed to be uncertain. The carrying value of the net deferred tax assets is based upon estimates and assumptions related to our ability to generate sufficient future taxable income in certain tax jurisdictions. If these estimates and related assumptions change in the future, we will be required to adjust our deferred tax valuation allowances.

As of December 31, 2019, we had unused federal net operating loss carryforwards (“NOLs”) of $14,131,281. These losses expire in various amounts at varying times beginning in 2027 with a portion carrying on indefinitely. Unless expiration occurs, these NOLs may be used to offset future taxable income and thereby reduce our income taxes otherwise payable.

We recorded a valuation allowance against our deferred tax assets at December 31, 2019 and 2018 totaling $435,420 and $645,978, respectively. The valuation allowance has been established for certain deferred tax assets for which we believe it is more likely than not that the tax benefits will not be realized, which are primarily federal and state net operating loss carryforwards. If our expectations for future operating results on a consolidated basis or at the state jurisdiction level vary from actual results due to changes in healthcare regulations, general economic conditions, or other factors, we may need to adjust the valuation allowance, for all or a portion of our deferred tax assets. Our income tax expense in future periods will be reduced or increased to the extent of offsetting decreases or increases, respectively, in our valuation allowance in the period when the change in circumstances occurs. These changes could have a significant impact on our future earnings.

IRC §382 of the Internal Revenue Code of 1986, as amended imposes an annual limit on the ability of a corporation that undergoes an “ownership change” to use its NOLs to reduce its tax liability. An “ownership change” is generally defined as any change in ownership of more than 50% of a corporation’s “stock” by its “5-percent shareholders” over a rolling three-year period based upon each of those shareholder’s lowest percentage of stock owned during such period, in line with the change in ownership that occurred in 2007. At this time, we do not believe this limitation, when combined with amounts allowable due to net unrecognized built in gains, will affect our ability to use any NOLs before they expire. However, no such assurances can be provided. If our ability to utilize our NOLs to offset taxable income generated in the future is subject to this limitation, it could have an adverse effect on our business, prospects, results of operations and financial condition.

(K) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(L) Concentration of Credit Risk

Cash includes amounts deposited in financial institutions in excess of insurable Federal Deposit Insurance Corporation (FDIC) limits. As of December 31, 2019, the Company had cash balances in excess of FDIC limits.

(M) Revenue Recognition

The Company recognizes revenue on arrangements in accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”). The core principle of ASC 606 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services ASC 606 requires companies to assess their contracts to determine the timing and amount of revenue to recognize under the new revenue standard. The model has a five-step approach:

1.	Identify the contract with the customer.
2.	Identify the performance obligations in the contract.
3.	Determine the total transaction price.
4.	Allocate the total transaction price to each performance obligation in the contract.
5.	Recognize as revenue when (or as) each performance obligation is satisfied.

Revenues for products, including: INVOcell®, INVO TM Retention System, and INVO Microscope Holding Block are typically recognized at the time the product is shipped, at which time the title passes to the customer, and there are no further performance obligations. Revenues from consignment are recognized when the medical device is shipped from the Consignor to the customer.

In January 2019, we announced a U.S. license and distribution agreement with Ferring International Center S.A. (“Ferring”) and as a result took a significant step to strengthen the Company that we believe will support our ability to implement our overall business plan. We believe that this strategic partnership with a strong reproductive organization such as Ferring Pharmaceuticals will provide us with the necessary sales and marketing resources within the United States to expand the market and help reach all of those couples not receiving reproductive treatments today.  The agreement calls for the issuance of an initial upfront payment of $5,000,000 which we received upon the signing of the agreement, ongoing product revenue, and then subsequent licensing fee payment of $3,000,000 that will provide us with a source of non-dilutive financing to execute our plan. Under the terms of the agreement we can pursue developing international markets and as well as partnering and opening INVO-only reproductive centers within the U.S. market. We believe this major milestone and agreement is a critical step that allows the Company to implement its mission of expanding access to care in the fertility marketplace. The initial upfront payment of $5,000,000 which we received upon the signing of the agreement is being recognized to income over the 7 year term.

(N) Long- Lived Assets

Long-lived assets and certain identifiable assets related to those assets are periodically reviewed for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable.  If the non-discounted future cash flows of the enterprise are less than their carrying amount, their carrying amounts are reduced to the fair value and an impairment loss recognized.  There was no impairment recorded from January 5, 2007 (inception) to December 31, 2019.

(O) Recent Accounting Pronouncements

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

ASU 606 supersedes existing guidance on revenue recognition with a five-step model for recognizing and measuring revenue from contracts with customers. The objective of the new standard is to provide a single, comprehensive revenue recognition model for all contracts with customers to improve comparability within industries, across industries, and across capital markets. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The guidance also requires a number of disclosures regarding the nature, amount, timing, and uncertainty of revenue and the related cash flows. The guidance can be applied retrospectively to each prior reporting period presented (full retrospective method) or retrospectively with a cumulative effect adjustment to retained earnings for initial application of the guidance at the date of initial adoption (modified retrospective method). The Company adopted the new standard effective January 1, 2018 using the modified retrospective method applied to those contracts that were not completed or substantially completed as of January 1, 2018. The timing and measurement of revenue recognition under the new standard is not materially different than under the old standard. The adoption of the new standard did not have an impact on the Company’s consolidated financial statements.

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

In July 2017, FASB issued ASU 2017-11 (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception (“ASU 2017-11”). The new standard simplifies the accounting for certain financial instruments with down round features. Part I of ASU 2017-11 changes the classification analysis of certain equity-linked financial instruments, such as warrants and embedded conversion features, such that a down round feature is disregarded when assessing whether the instrument is indexed to an entity’s own stock under Subtopic 815-40, Contracts in Entity’s Own Equity.  As a result, a down round feature, by itself, no longer requires an instrument to be re-measured at fair value through earnings each period, although all other aspects of the indexation guidance under Subtopic 815-40 continue to apply.  Part II of ASU 2017-11 re-characterizes the indefinite deferral of certain provisions of Topic 480, Distinguishing Liabilities from Equity, (currently presented as pending content in the Codification) as a scope exception.  No change in practice is expected as a result of these amendments.  The new standard is effective for fiscal years beginning after December 15, 2018, early adoption is permitted. The amendments in Part II have no accounting impact and therefore do not have an associated effective date. The Company decided to early adopt this ASU 2017-11 and applied it to the convertible notes it issued during the quarter which are reflected in this Form 10-K.

Management was not aware of any accounting issued, but not yet effective accounting standards, if currently adopted would have material effect on the consolidated financial statements.

NOTE 2	LIQUIDITY AND GOING CONCERN

On January 14, 2019, INVO Bioscience entered into a distribution agreement (the “Distribution Agreement”) with Ferring International Center S.A. (“Ferring”) which granted Ferring an exclusive licensing rights to sublicense the Company’s INVOcell together with the retention device for the U.S. market. Under the terms of the Distribution Agreement, Ferring was obligated to make an initial payment to the Company of $5,000,000 upon satisfaction of certain closing conditions. The Company received the initial $5 million cash payment upon the execution of the Ferring distribution agreement in January 2019. The Company used approximately $3.8 million to pay previous liabilities and fund general operations and had approximately $1.2 million in cash at the end of the fiscal year.

For the years ended December 31, 2019 and 2018, we had net losses of $2,167,544 and $3,076,091, respectively. We had working capital of $42,330 in 2019 verses a significant working capital deficiency of in 2018 of $2,770,461. As of December 31, 2019, our stockholder’s deficiency was $3,713,595 compared to $2,724,223 as of December 31, 2018 and cash provided by operations was $1,370,513 for 2019 compared to cash used in operations of $652,971 for the year ended December 31, 2018. These factors raise substantial doubt about the company to continuing as a going concern.

Based on our projected cash needs, we will be dependent on generating sufficient sales, entering into new distribution agreements, or raising additional debt or equity capital to support our plans over the next 12 months.

NOTE 3	INVENTORY

The Company had inventory in the following amounts:

	December 31, 2019	December 31, 2018
Raw Materials	44,333	-
Work in Process	$55,502	$30,689
Finished Goods	1,552	12,824
Total Inventory	$101,387	$43,513

NOTE 4	PROPERTY AND EQUIPMENT

The estimated useful lives and accumulated depreciation for furniture, equipment and software are as follows:

Estimated Useful Life
Molds	3 to 10 years
Office equipment	7 years

	December 31, 2019	December 31, 2018
Manufacturing Equipment- Molds	$132,513	$70,363
Office equipment	2,689	-
Accumulated Depreciation	(42,147)	(35,917)
	$93,055	$34,446

The Company recorded depreciation expense of $6,230 and $654 in 2019 and 2018, respectively. The Company began shipping its new retention device in August 2018 which triggered the start of depreciating our retention device mold during the period.

NOTE 5	PATENTS

The Company capitalizes the initial expense related to establishing the patent by country and then amortizes the expense over the life of the patent, typically 20 years.  It then expenses annual filing fees to maintain the patents.  The Company regularly reviews the value of the patent in the market place in proportion to the expense it must spend to maintain the patent.

The Company has recorded the following patent costs:

	December 31, 2019	December 31, 2018
Total Patents	$77,722	$77,743
Accumulated Amortization	(70,488)	(65,951)
Patent costs, net	$7,234	$11,792

The Company recorded amortization expense as follows:

Twelve Months Ended December 31,
2019	2018
$4,558	$4,536

In 2011, the decision was made to not to pay the renewal fees and expedite the amortization of the original patent which expired in 2012.  It was also decided to not spend its limited funds in defending the INVO Block patent as it only has value to the Company. The Company continues to pay the annual renewal fees on its active patents.

Estimated amortization expense as of December 31, 2019 is as follows:

Years ended December 31,
2020	$1,809
2021	1,809
2022	1,809
2023	1,807
2024 and thereafter	-
Total	$7,234

As of December 31, 2019, and December 31, 2018, the Company recorded the following trademarks balances:

	December 31, 2019	December 31, 2018
Total Trademarks	$49,867	$-
Accumulated Amortization	-	-
Trademarks, net	$49,867	$-

The trademarks have an indefinite life, so no amortization expense is calculated. Trademarks are periodically reviewed for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable.  The Trademark assets were created in 2019 and no material adverse changes have occurred since their creation.

NOTE 6	LEASES

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

As of September 30, 2019, the Company's lease components included in the consolidated balance sheet were as follows:

Lease component	Classification	December 31, 2019
Assets
ROU assets - operating lease	Other assets	$101,883

Total ROU assets		$101,883

Liabilities
Current operating lease liability	Current liabilities	$21,365

Long-term operating lease liability	Other liabilities	81,494

Total lease liabilities		$102,859

Rent expense is recognized on a straight-line basis over the life of the lease. Rent expense consists of the following:

Twelve months ended
December 31, 2019
Operating lease costs	$16,830
Short term lease cost	3,000

Total rent expense	$19,830

Future minimum lease payments under non-cancellable leases were as follows:

December 31, 2019
2020	$24,161
2021	24,886
2022	25,633
2023	26,402
2024	8,886
2025 and beyond	-
Total future minimum lease payments	$109,968
Less: Interest	7,109
Total operating lease liabilities	$102,859

Current operating lease liability	$21,365
Long-term operating lease liability	81,494
Total operating lease liabilities	$102,859

NOTE 7	CONVERTIBLE NOTES AND NOTES PAYABLE

Notes Payable

In August 2016, INVO Bioscience converted a long-time vendor’s outstanding accounts payable balance of $131,722 into a three (3) year 5% notes payable. The note provides for interest only payments on the first and second anniversaries of the note. The note is payable in full along with any outstanding accrued interest on the third anniversary. The Company has the right to prepay the note at any time without a premium or penalty.  The interest on this note for the years ended December 31, 2019 and 2018 was $489 and $6,586, respectively. The Note and all accrued interest of $9,823 was paid in full and as of December 31, 2019, the balance is $0.

2018 Convertible Notes Payable

In April and May 2018, the Company issued convertible notes (the “2018 Convertible Notes”) payable to investors’ in the aggregate principal amount of $895,000. The 2018 Convertible Notes accrue interest at the rate of 9% per annum which is paid in stock. 2018 Convertible Notes with an aggregate principal amount of $550,000 are due on January 30, 2021, and 2018 Convertible Notes with an aggregate principal amount of $345,000 are due on March 31, 2021. The notes are convertible into shares of common stock at a price of $0.20 per share, provided, that if the Company completes a subsequent equity financing, the holders of the 2018 Convertible Notes can elect to convert the notes in shares of our common stock at a price equal to 75% of the price paid per share in such subsequent equity financing. During the fourth quarter of 2018, three note holders converted their notes with a value of $200,000 into 1,055,415 shares of common stock.  During the twelve months ended December 31, 2019, a note holder converted principal and accrued interest of $50,000 and $3,723, respectively, into 268,615 shares of common stock. A second note holder converted 2 notes with total value of $185,000 into 925,000 shares of common stock; accrued interest of $16,650 had not been converted to stock as of December 31, 2019. No gain or loss has been recognized on any of these conversions that have taken place as they all have been made under the terms of the note agreements.

The Company calculated a beneficial conversion feature of the 2018 Convertible Notes based on ASU 17-11 in the form of a discount of $895,000; $ 155,939 and $366,126 of this amount was amortized to interest expense during the twelve months ended December 31, 2019 and December 31, 2018 respectively, based on the three year term of the notes. In addition, $43,712 and $53,564 of interest was expensed in the year ended December 31, 2019 and December 31, 2018, respectively. The balance of these notes of $325,784 include the principal balance of $460,000, accrued interest of $80,094 net of the conversion discount of $191,461.

NOTE 8	OTHER RELATED PARTY TRANSACTIONS

On September 18, 2008, the Company entered into a related party transaction with Dr. Claude Ranoux.  Dr. Ranoux was then the President, Director and Chief Scientific Officer of the Company as of the date of this filing he is a Director.  Dr. Ranoux had loaned funds to the Company to sustain its operations since January 5, 2007 (inception).  Dr. Ranoux’s total original cumulative investment as of December 31, 2008 was $96,462, as of December 31, 2017 and 2016 it is $21,888 (“the Principal Amount”) in INVO Bioscience.  On March 26, 2009, the Company and Dr. Ranoux agreed to re-write the agreement to a non-convertible note payable bearing interest at 5% per annum, the term of the note had been extended, and has been extended a couple of additional times, the current repayment date is October 31, 2018.  The Company and Dr. Ranoux can jointly decide to repay the loan earlier without prepayment penalties.  During the twelve months ended December 31, 2018 the outstanding balance of $21,888 was paid in full including all interest due.

On March 5, 2009, the Company entered into a related party transaction with Kathleen Karloff, the Chief Executive Officer and a Director of the Company.  Ms. Karloff provided a short-term loan in the amount of $75,000 bearing interest at 5% per annum to the Company to fund operations.  In May 2009, Ms. Karloff loaned to the Company an additional $13,000, making her total cumulative loan $88,000 as of December 31, 2011.  This note was due on September 15, 2009, which has since been extended a few times to its current date of October 31, 2018.   During the twelve months ended December 31, 2014, Ms. Karloff loaned the Company an additional $66,000 at an interest rate of 0% by entering into a note payable agreement in satisfaction of expenses incurred by her for amounts previously advanced to the Company. This note currently has the same expiration date as the others which is October 31, 2018. During the twelve months ended December 31, 2018 $91,257 was paid against the principal of the loan. The principal balances of the loan was $62,743 as of December 31 2018.   The related interest for the twelve months ended December 31, 2019 and 2018 was $6,574 and $15,278 respectively. During the twelve months ended December 31, 2019, the Company paid the remaining balance due Ms. Karloff in the amount of $62,743 along with $55,000 of accrued interest.

In April 2011, the Company issued a new short-term convertible note (“Q211 Note”) payable to James Bowdring in the amount of $50,000.  The Note carries a 10% interest rate.  The Company paid $25,000 of the Note in 2011 in cash. The Q211 Note is convertible into Common Stock of the Company at a conversion price of $0.03 per share, subject to adjustments.  During the twelve months ended December 31, 2019 and December 31, 2018, the Company accrued interest in the amount of $1,493 and $2,500 on the Q211 Note, respectively.

In November 2011, the Company issued a new convertible note (“Q411 Note”) payable to James Bowdring in the amount of $10,000.  The Q411 Note carries a 10% interest rate. The Q411 Note was converted into Common Stock of the Company at a conversion price of $0.01 per share, subject to adjustments.   In addition, $597 and $1,000 of interest was accrued in the twelve months ended December 31, 2019 and 2018, respectively.

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

In May 2018, James Bowdring and his children participated in the “2018 Convertible Notes” offerings in the aggregate principal amount of $40,000. The 2018 Convertible Notes accrue interest at the rate of 9% per annum which is paid in stock. These Notes are due on March 31, 2021. The notes are convertible into shares of common stock at a price of $0.20 per share, provided, that if the Company completes a subsequent equity financing, the holders of the 2018 Convertible Notes can elect to convert the notes in shares of our common stock at a price equal to 75% of the price paid per share in such subsequent equity financing. In addition, $3,599 and $2,376 of interest was accrued in the twelve months ended December 31, 2019 and 2018, respectively.

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

The Company previously rented its corporate office from Forty Four Realty Trust which is owned by James Bowdring, the brother of former Director and interim CFO, Robert Bowdring from November 2012 through May 2019 when the company relocated to a new facility. It was a month to month rental arrangement for less than the going fair market real estate rental rate. The rent expense paid for the twelve months ended December 31, 2019 and 2018 was $3,000 and $5,600 respectively. In addition, the Company previously purchased stationary supplies and marketing items at discounted rates from Superior Printing & Promotions which is also owned by James Bowdring and was in the same building as our prior corporate office. INVO Bioscience spent $8,168 and $2,130 with Superior during 2019 and 2018, respectively.

Principal balances of the Related Party loans were as follows:

	December 31, 2019	December 31, 2018
Claude Ranoux Note	$-	$-

James Bowdring Family - 2011 Notes	-	35,000

James Bowdring Family – 2018 Convertible Notes	45,975	40,000

Kathleen Karloff Note	-	62,743
Less discount	(17,151)	(30,913)
Total, net of discount	$28,824	$106,830

Interest expense on the Related Party loans was $5,975 and $21,976 for the years ended December 31, 2019 and 2018, respectively.

Accounts payable and accrued liabilities balances include expenses reports for Ms. Karloff, Mr. Bowdring, and Mr. Campbell for expenses they paid for personally related to travel or normal business expenses and are represented in the following table:

	December 31,
	2019	2018
Accounts payable and accrued liabilities	$13,018	$1,700

NOTE 9	STOCKHOLDERS’ EQUITY

Twelve Months Ended December 31, 2019

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

In November 2019, pursuant to Section 4(a)(2) of the Securities Act, the Company issued 20,000 shares of common stock with a fair value of $4,400 to service providers.

In November 2019, pursuant to Section 4(a)(2) of the Securities Act, the Company issued 300,000 shares of common stock with a fair value of $93,750 pursuant a legal settlement signed on November 11, 2019.

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

NOTE 10	STOCK OPTIONS AND WARRANTS

Equity Incentive Plans

In October 2019, we adopted our 2019 Stock Incentive Plan (the "2019 Plan"). Under the 2019 Plan, our Board of Directors is authorized to grant both incentive and non-statutory stock options to purchase common stock and restricted stock awards to our employees, directors, and consultants. The 2019 Plan provides for the issuance of 16,000,000 shares. Options generally have a life of 3 to 10 years and exercise price equal to or greater than the fair market value of the Common Stock as determined by the Board of Directors.

Vesting for employees typically occurs over a three-year period or based on performance objective.

The following table sets forth the activity of the options to purchase common stock under the 2019 Plan. The prices represent the closing price of our Common Stock on the OTCQB Market on the respective dates.

	Options Outstanding				Options Exercisable
	Number of Shares	Price per Share Range	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)
Balance at December 31, 2018	-	$-	$-	$-	-	$-	$-
Forfeited	-	$-	$-	-	-	-	-
Exercised	-	$-	$-	-	-	-	-
Granted	8,320,587	$0.26-0.29	$0.26	-	-	-	-
Balance at December 31, 2019	8,320,587	$0.26-0.29	$0.26	$-	360,176	$0.26	$-

(1)	The intrinsic value of an option represents the amount by which the market value of the stock exceeds the exercise price of the option of in-the-money options only.

The fair value of each option granted is estimated as of the grant date using the Black-Scholes option pricing model with the following assumptions:

	Years ended December 31,
	2019	2018
Risk-free interest rate range	1.6%	-
Expected life of option-years	2.9	-
Expected stock price volatility	117%	-%
Expected dividend yield	—%	—%

The risk-free interest rate is based on U.S. Treasury interest rates, the terms of which are consistent with the expected life of the stock options. Expected volatility is based upon the average historical volatility of our common stock over the period commensurate with the expected term of the related instrument. The expected life and estimated post-employment termination behavior is based upon historical experience of homogeneous groups, executives and non-executes, within our company. We do not currently pay dividends on our common stock nor do we expect to in the foreseeable future.

		Options Outstanding			Options Exercisable
	Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price of Options Exercisable
Year ended December 31, 2018	$-	-	-	$-	-	$-
Year ended December 31, 2019	$0.26-0.29	8,320,587	2.6	$0.26	360,176	$0.26

	Total Intrinsic Value of Options Exercised	Total Fair Value of Options Vested
Year ended December 21, 2018	-	-
Year ended December 31, 2019	$-	$69,787

For the years ended December 31, 2019, the weighted average grant date fair value of options granted was $0.20 per share. We estimate the fair value of options at the grant date using the Black-Scholes model. For all stock options granted through December 31, 2019, the weighted average remaining service period is 2.6 years.

We recognized $69,787 in stock-based compensation expense, which is recorded in selling, general and administrative expenses on the consolidated statement of operations for the years ended December 31, 2019. Unamortized stock option expense at December 31, 2019 that will be amortized over the weighted-average remaining service period of 2.6 years totaled $1,628,929.

Restricted Stock and Restricted Stock Units

In 2019, we issued 400,000 of restricted stock, to certain employees. Shares issued to employees vest monthly over 1 year on the anniversary dates of their grant. In 2019, 66,666 shares of restricted stock vested.

The following table summarizes our aggregate restricted stock awards and restricted stock unit activity in 2019:

	Number of Unvested Shares	Weighted Average Grant Date Fair Value	Aggregate Value of Unvested Shares

Balance at December 31, 2018	-	$-		$-
Granted	400,000	$0.30		$120,000
Vested	(66,666)	$0.30		$(20,000)
Forfeitures	(-)	$-	$	(-)
Balance at December 31, 2019	333,334	$0.30		$100,000

We recognized $17,750 in stock-based compensation expense, which is recorded in selling, general and administrative expenses on the consolidated statement of operations for the years ended December 31, 2019, and we will recognize $1,731,179 over the remaining requisite service period.

Unamortized restricted stock and restricted stock unit expense at December 31, 2019 that will be amortized over the weighted-average remaining service period of .8 years totaled $100,000.

Warrants

As of December 31, 2019, and 2018, the Company does not have any outstanding or committed and unissued warrants.

NOTE 11	INCOME TAXES

The provision for income taxes consists of the following for the year ended December 31, 2019 and 2018:

	December 31
	2019	2018
Federal income taxes:

Current	-	-
Deferred	349	-
Total federal income taxes	349	-

State income taxes:

Current	1,824	-
Deferred	84	-
Total state income taxes	1,908	-
Total income taxes	$2,257	$-

The effective income tax rate is lower than the U.S. federal and state statutory rates primarily because of the valuation allowance and, to a lesser extent, permanent items. A reconciliation of the 2019 federal statutory rate as compared to the effective income tax rate is as follows:

	December 31
	2019		2018
Pre-tax book income	$(461,117)	21.0%	$(645,978)	21.0%
State Tax Expense, net	1,524	(0.1%)	-	-
Permanent Items	26,430	(1.2%)	-	-
Valuation Allowance	435,420	(19.8%)	645,978	(21.0%)
Total Expense	$2,257	(0.1%)	$-	-%

Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax. Significant components of the deferred tax assets and liabilities as of December 31, 2019 and 2018, are as follows:

	December 31
	2019	2018
Deferred tax assets:
Accrued Compensation	$102,049	$-
Amortization of Discount Notes Payable	99,635	-
Lease (ASC 842)	25,715	-
Deferred Revenue	1,112,807	-
Net Operating Losses	3,111,504	4,124,005
Gross deferred tax assets	4,451,710	4,124,005
Less: Valuation Allowance	(4,401,714)	(4,124,005)
Net deferred tax asset:	49,996	-

Deferred tax liabilities:
Fixed Assets	(24,281)	-
ROU Lease (ASC 842)	(25,715)	-
Trademark Amortization	(433)	-
Net deferred tax liability	(50,429)	-
Net deferred tax asset / (liability)	$(433)	$-

As of December 31, 2019, we have federal net operating loss carryforwards totaling $14,131,281. Of that amount, $11,403,417 will expire, if not utilized, in various years beginning in 2028 and which are also subject to the limitations of IRC §382. The remaining carryforward amount of $2,727,864, has no expiration period but can only be applied to 80% of taxable income per year in future periods. State net operating loss carryforwards total $6,785,450. Of that amount, $4,659,523 will begin to expire in 2027 and are subject to the limitations of IRC §382. The remaining $2,125,927 of state net operating loss carryforwards are similar to the federal net operating loss in that it has no expiration period but can only be applied to 80% of state taxable income per year.

The recoverability of deferred tax assets is evaluated by assessing the adequacy of future expected taxable income from all sources, including taxable income in prior carryback years, reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies. To the extent the Company does not consider it more-likely-than-not that a deferred tax asset will be recovered, a valuation allowance is established. As of December 31, 2019, and 2018 a full valuation allowance has been recorded against all deferred tax assets on the balance sheet.

We routinely inspect our income tax filings for current and previous positions that could be considered uncertain. If a position is deemed to carry a more-likely-than-not probability of notwithstanding challenge from a tax authority we would record a liability for Uncertain Tax Positions (UTP) for the tax in question. As of December 31, 2019, and for all prior years, we do not and have not carried any UTP’s on the balance sheet. If a UTP was recorded, it is our policy to include interest and penalties on taxes as part of income tax expense.

There are currently no income tax examinations being performed at the federal or state level and we are not aware of any possible future audits or examinations. Our federal and state income tax returns from 2015 and forward remain open to examination by the corresponding taxing authorities under the statute of limitations, generally. However, due to the loss carryforwards established on historical tax filings, it is possible that the taxing authorities could examine tax years as far back as 2007 in order to determine if the net operating loss carryforward is appropriate.

NOTE 12	COMMITMENTS AND CONTINGENCIES

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

On November 28, 2016, plaintiffs filed an amended notice of appeal from the Superior Court’s decision of October 17, 2016 and the subsequent judgment entered on October 27, 2016.  The appeal further challenges the order of dismissal from November 2010.  Plaintiffs did not appeal from the dismissal of the claims against Ms. Karloff, so the judgment in her favor is now final, leaving claims against INVO Bioscience, Bio X Cell, Medelle, and Dr. Ranoux.

On November 11, 2019, the Company entered into a Settlement Agreement and Release with Jo Ann Jorge, Francis Gleason, Jr., and Ronald Passch, M.D. (collectively, the “Claimants”), under which we agreed to pay Claimants $90,000 in cash and 300,000 at a value of $93,750 shares of our common stock in full satisfaction of all claims. Following execution of the Settlement Agreement and Release, all parties dismissed the lawsuit with prejudice and mutual releases were granted by all parties under the Settlement Agreement and Release.

INVO Bioscience, Inc. v. James Bowdring

On August 7, 2019, the Company sent James Bowdring, the brother of our then Chief Financial Officer, a check in the amount of $65,197 as full and final payment under those certain promissory notes dated April 8, 2011 and November 9, 2011.  On August 8, 2019, Mr. Bowdring’s legal counsel returned the check.  A basis for returning the check was a claim that the interest due under the Notes called for compounded interest and not per annum interest.  In addition, the letter rejecting the tender of the payment in full check alleged Mr. Bowdring was considering a future intention to convert his Promissory Notes into shares of the Company’s common stock.  Mr. Bowdring, through his counsel, indicated that such future intention to convert the Notes to common stock were contingent upon Mr. Bowdring addressing certain personal issues which were not disclosed by his counsel in the correspondence returning the checks.  The Company does not believe that Mr. Bowdring has the right to seek conversion of the Notes once payment for the Notes has been tendered.  In order to resolve the issue of the Company’s tender of payment in full versus Mr. Bowdring’s assertion that he can reject tender and seek conversion, the Company has filed an action in the Suffolk Superior Court in Boston on September 3, 2019 seeking Declaratory Judgment and Judgment for Breach of Contract. On September 30, 2019, Mr. Bowdring filed an answer and counterclaim under which he alleged breach of contract, fraud, promissory estoppel, unfair and deceptive practices and constructive trust. Mr. Bowdring is seeking receipt of all shares due under the adjusted conversion price.

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

The Company does not currently expect the above matter to have a material adverse effect upon either our results of operations, financial position, or cash flows.

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

NOTE 13	CONTRACTS WITH CUSTOMERS

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

In January 2019, we announced a U.S. license and distribution agreement with Ferring International Center S.A. (“Ferring”) and as a result took a significant step to strengthen the Company that we believe will support our ability to implement our overall business plan. We believe that this strategic partnership with a strong reproductive organization such as Ferring Pharmaceuticals will provide us with the necessary sales and marketing resources within the United States to expand the market and help reach all of those couples not receiving reproductive treatments today.  The agreement calls for the issuance of an initial upfront payment of $5,000,000 which we received upon the signing of the agreement, ongoing product revenue, and then subsequent licensing fee payment of $3,000,000 that will provide us with a source of non-dilutive financing to execute our plan. Under the terms of the agreement we can pursue developing international markets and as well as partnering and opening INVO-only reproductive centers within the U.S. market. We believe this major milestone and agreement is a critical step that allows the Company to implement its mission of expanding access to care in the fertility marketplace. The initial upfront payment of $5,000,000 which we received upon the signing of the agreement is being recognized to income over the 7-year term.

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

The Ferring license was deemed to be a functional license that provide customers with a “right to access” to our intellectual property during the subscription period and, accordingly, revenue is recognized over a period of time, which is generally the subscription period. During the twelve months ended December 31, 2019, the Company recognized $714,286 related to the Ferring license agreement.

As of December 31, 2019, and December 31, 2018, the Company had deferred revenues of $4,477,261 and $18,895, respectively.

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

On November 12, 2019, we announced we had entered into exclusive distribution agreements with Biovate a Jordanian company for the territory of Jordan and Orcan Medical for the territory of Turkey. This agreement has a term of one year with extensions by mutual agreement. Safadi Drugstore is required to register our product in Jordan.

On January 16, 2020, we announced a Joint Venture agreement for the India Market. Under terms of the agreement, INVO Bioscience and our Partner, Medesole Healthcare and Trading Pvt Ltd, will each own 50% of the joint venture. We provide the device, training and general technology support to the joint venture, while Medesole will be responsible for the operations of the INVOcell clinics in India. Both partners will equally invest in start-up and capital expenditures and share in the revenue and profits of the joint venture. The business model allows INVO to benefit not only from the sale of the device, but from the delivery of the entire solution. We believe this JV structure is an attractive new model for us, and one in which we may replicate in other select parts of the world.

Sources of Revenue

 We have identified the following revenues disaggregated by revenue source:

Domestic Product revenue

Domestic Licensing fee

For the twelve months ended December 31, 2019 and 2018 the source of revenue was derived from:

	December 31, 2019	December 31, 2018
Domestic Product revenue	$765,927	$494,375

Domestic licensing fee	714,286	-

Total revenue	$1,480,213	$494,375

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

Significant Judgments in the Application of the Guidance in ASC 606

There are no significant judgments associated with the satisfaction of our performance obligations. We generally satisfy performance obligations upon delivery of the product to the customer. This is consistent with the time in which the customer obtains control of the products. Therefore, the value of unsatisfied performance obligations at the end of any reporting period is generally immaterial. We consider variable consideration in establishing the transaction price. Forms of variable consideration applicable to our arrangements include sales returns, rebates, volume-based bonuses, and prompt pay discounts. We use historical information along with an analysis of the expected value to properly calculate and to consider the need to constrain estimates of variable consideration. Such amounts are included as a reduction to revenue from the sale of products in the periods in which the related revenue is recognized and adjusted in future periods as necessary.

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

Effective Date and Transition Disclosures

Adoption of the new standards related to revenue recognition did not have a material impact on our consolidated financial statements and is not expected to have a material impact in future periods.

NOTE 14	SUBSEQUENT EVENTS

On January 13, 2020, INVO Bioscience, Inc. (the “Company”) entered into a joint venture agreement (the “Agreement”) with Medesole Healthcare and Trading Private Limited, India (“Medesole”), an Indian corporation that promotes and distributes healthcare technologies, medical equipment and allied services to hospitals, clinics and primary health care centers in India and the Middle East.

Pursuant to the Agreement, the Company and Medesole will form a joint venture entity incorporated and registered in India, which will operate under the name Medesole INVO Bioscience India Private Limited (the “JV”). After formation, the Company will grant to the JV all required licenses for promoting, marketing and selling the Company’s INVOcell® technology in India. The Company and Medesole intend that the JV will open and operate dedicated INVOcell® clinics only in India.

The JV will be governed by a board of four directors, and the Company and Medesole will each elect two directors. The Company and Medesole will each own 50% of the JV, and will share equally in the expenditures, revenues and profits of the JV. The Agreement has a term of three years and may be terminated by either party on 180 days’ prior written notice.

On January 15, 2020, INVO Bioscience, Inc. (the “Company”) entered into an employment agreement (the “Employment Agreement”) with Michael Campbell to continue serving as the Company’s Chief Operating Officer and Vice President of Business Development, a position he has held since February 2019. Mr. Campbell’s compensation will consist of an annual base salary of $220,000, and a target annual incentive bonus of up to 50% of his base salary if the Company achieves goals and objectives determined by the board of directors.

In connection with the Employment Agreement, on January 17, 2020, the Company granted Mr. Campbell 1,000,000 shares of Company common stock, and an option to purchase 4,000,000 shares of Company common stock (the “Option”) at an exercise price of $0.21378 per share. One quarter of the Option vested upon grant, and the remainder vests in monthly increments over a period of two years from the date of grant.

In January 2020, the Company issued 1,000,000 shares of common stock under its 2019 Stock Incentive Plan with a fair value of $221,400 to an officer.

In February 2020, the Company issued 100,000 shares of common stock under its 2019 Stock Incentive Plan with a fair value of $24,750 to an employee.

In February 2020, the Company issued 99,112 shares of common stock under its 2019 Stock Incentive Plan with a fair value of $25,000 to a board member.

In February 2020, the Company issued 99,112 shares of common stock under its 2019 Stock Incentive Plan with a fair value of $25,000 to a board member.

In February  2020, the Company issued 60,000 shares of common stock under its 2019 Stock Incentive Plan with a fair value of $15,000 for consulting services.

In February 2020, pursuant to Section 4(a)(2) of the Securities Act, the Company issued 50,000 shares of common stock with a fair value of $11,500 in consideration of consulting services rendered.  We did not receive any proceeds from the issuance.

In March 2020, pursuant to Section 4(a)(2) of the Securities Act, the Company issued 50,000 shares of common stock with a fair value of $11,500 in consideration of consulting services rendered.  We did not receive any proceeds from the issuance.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

Previous independent registered public accounting firm

On September 19, 2019, Liggett & Webb, P.A. resigned as our independent accountants, and we have engaged M&K CPAS, LLC. as our new independent registered public accounting firm.

The reports of Liggett & Webb, P.A. on our financial statements for the fiscal years ended December 31, 2018 and 2017 contained an explanatory paragraph regarding the substantial doubt out our ability to continue as a going concern.

The decision to change accountants from Liggett & Webb, P.A. to M&K CPAS, LLC was approved by our board of directors.

During our fiscal years ended December 31, 2017 and 2018 and the subsequent interim period through September 19, 2109, the date of the dismissal of Liggett & Webb, P.A., we did not have any disagreement with Liggett & Webb, P.A. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

During that time, there were no “reportable events” as set forth in Item 304(a)(1) of Regulation S-K adopted by the Securities and Exchange Commission, except that the accountant’s reports of Liggett & Webb, P.A. on our financial statements as of and for the fiscal years ended December 31, 2018 and 2017 stated that we have incurred losses from operations since inception and have a net stockholders’ deficiency, and that these conditions raise substantial doubt about our ability to continue as a going concern.

Our board of directors have discussed these matters with Liggett & Webb, P.A., and we have authorized Liggett & Webb, P.A. to respond fully to the inquiries of our successor accountant, M&K CPAS, LLC, concerning these matters.

We have provided Liggett & Webb, P.A. with a copy of this report prior to its filing with the Commission. Liggett & Webb, P.A. has provided a letter to us, dated September 20, 2019 and addressed to the Commission, which is attached hereto as Exhibit 16.1 and is hereby incorporated herein by reference.

New independent registered public accounting firm

On September 19, 2019, we engaged M&K CPAS, LLC. as our independent registered public accounting firm for our fiscal year ended December 31, 2019. The decision to engage M&K CPAS, LLC as our independent registered public accounting firm was approved by our board of directors.

During the two most recent fiscal years and through the September 19, 2019, we have not consulted with M&K CPAS, LLC. regarding either of the following:

1.

the application of accounting principles to any specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, and neither a written report was provided to us nor oral advice was provided that M&K CPAS, LLC concluded was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue; or

2.

any matter that was either the subject of a disagreement (as defined in paragraph (a)(1)(iv) of Item 304 of Regulation S-K and the related instructions thereto) or a reportable event (as described in paragraph (a)(1)(v) of Item 304 of Regulation S-K).

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

Our management, under the supervision and with the participation of our Chief Executive Officer and Acting Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2019, the end of the fiscal period covered by this Form 10K.  We maintain disclosure controls and procedures that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.  Based upon that evaluation and the identification of the material weakness in the Company’s internal control over financial reporting as of December 31, 2018 (due to limited resources and employees) which has been remediated as of the end of the period December 31, 2019, our Chief Executive Officer and Acting Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report.

During the second quarter of 2019, to mitigate the internal limited resources and limited employees, we have continued rely heavily on direct management oversight of transactions, along with the use of outside legal and accounting professionals. We are taking steps to create effective procedures and controls throughout the organization.  We are in the process of establishing procedures and segregating duties where it can.  It has implemented a new accounting system, has outsourced its accounts payable function, implemented an approval processes, created a number of policies, reporting processes, a standard customer contract and has introduced an employee manual.  We will continue to monitor our disclosure controls and procedures and will address areas of potential concern.  As we grow, we expect to increase our number of employees, which will enable us to implement adequate segregation of duties within the internal control framework.

As a result of the infusion of additional cash with the closing of the Distribution Agreement with Ferring we have taken a number of steps to enhance our internal and disclosure controls.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company.  Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. However, as indicated under “Evaluation of Disclosure Controls and Procedures” above, we did not have a Chief Financial Officer (and principal accounting officer) from when Robert Bowdring resigned as such in March 2013 to when he was elected Acting Chief Financial Officer (and acting principal accounting officer) in March 2017.  Based on this evaluation, the Chief Executive Officer and Acting Chief Financial Officer concluded that, as of December 31, 2019 and 2018, our internal control over financial reporting was not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles because of the Company’s limited resources and limited number of employees, and because the Company lacked a full time Chief Financial Officer (and principal accounting officer).

To mitigate the current limited resources and limited employees, we rely heavily on direct management oversight of transactions, along with the use of legal and accounting professionals.  As we grow, we expect to increase our number of employees, which will enable us to implement adequate segregation of duties within the internal control framework.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to rules of the SEC.

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

Item 9B.  Other Information

None.

Part III

Item 10.  Directors, Executive Officers and Corporate Governance.

The following table sets forth information with respect to each of our directors and executive officers including their positions and age as of the date of this Annual Report.

NAME	AGE	POSITION
Mr. Steven Shum (1)	49	Director, Chief Executive Officer

Ms. Kathleen Karloff (2)	65	Chairman of the Board

Dr. Kevin Doody, MD	61	Director, Medical Director

Trent Davis	52	Director

Ms. Debra Hoopes (3)	59	Acting Chief Financial Officer

Mr. Michael Campbell	61	Director, Chief Operating Officer and Vice-President of Business Development

(1)     Mr. Shum was appointed as Chief Executive Officer effective October 10, 2019.

(2)     Ms. Karloff resigned from the positions of President and Chief Executive Officer on October 10, 2019.

(3)     Ms. Hoopes was appointed as Acting Chief Financial Officer on August 14, 2019.

Steven M. Shum. Mr. Shum is our Chief Executive Officer, a position he has held since October 10, 2019 and is also a director, a position he has held since October 11, 2017. Previously, Mr. Shum was Interim Chief Executive Officer (from May 2019 to October 7, 2019) and Chief Financial Officer of Eastside Distilling (NASDAQ: ESDI) (from October 2015 to August 2019). Prior to joining Eastside, Mr. Shum served as an Officer and Director of XZERES Corp, a publicly-traded global renewable energy company, from October 2008 until April 2015 in various officer roles, including Chief Operating Officer from September 2014 until April 2015, Chief Financial Officer, Principal Accounting Officer and Secretary from April 2010 until September 2014 (under former name, Cascade Wind Corp) and Chief Executive Officer and President from October 2008 to August 2010. Mr. Shum also serves as the managing principal of Core Fund Management, LP and the Fund Manager of Core Fund, LP. He was a founder of Revere Data LLC (now part of Factset Research Systems, Inc.) and served as its Executive Vice President for four years, heading up the product development efforts and contributing to operations, business development, and sales. He spent six years as an investment research analyst and portfolio manager of D.N.B. Capital Management, Inc. His previous employers include Red Chip Review and Laughlin Group of Companies. He earned a B.S. in Finance and a B.S. in General Management from Portland State University in 1992.Group of Companies. He earned a B.S. in Finance and a B.S. in General Management from Portland State University in 1992.

Kathleen Karloff. Ms. Karloff co-founded INVO Bioscience and has been a member of the Board since 2007. She has served as Chairman of the Board since September 2016 and served as Chief Executive Officer from 2008 through October 2019. Since 2007, Kathleen has obtained ISO certification and the CE mark for the INVOcell device and has implemented manufacturing and distribution systems. From 2004 until September 2006, Kathleen was the Vice President of Operations for Medelle Corporation. From 2000 through 2003, Kathleen was the Vice President of Operations for a start-up company Control Delivery Systems developing an intra-ocular drug therapy for Uveitis and Diabetic Macular Edema. The Company was acquired by Psivida LTD. Prior to that, she has held various positions at Boston Scientific during 13 years of dynamic growth from 1983 to 1997 her last position being the Director of Manufacturing. Since leaving Boston Scientific, she has been Vice President of Operations on start-up teams of three device/pharmaceutical companies. Ms. Karloff earned her B.S. in microbiology from Montana State University and attended Northeastern University for MBA coursework.

Kevin Doody, M.D. Dr. Doody serves as Medical Director for INVO Bioscience, a position he has held since April 2017 and is also a member of the Board of Directors, a position he has held since April 7, 2017.  Dr. Doody is a renowned fertility specialist who is the founder and Medical Director for the Center for Assisted Reproduction (CARE Fertility) and Effortless IVF located in Bedford Texas. The Center for Assisted Reproduction, established in 1989, has been a pioneer of assisted reproductive technologies in the north Texas region with several firsts including the first ICSI pregnancy and the first to successfully implement a blastocyst culture system. CARE Fertility had the first pregnancy in the region with a pregnancy following embryo biopsy and pre-implantation genetic testing for cystic fibrosis.  CARE Fertility/ Effortless IVF also was the first to adopt the INVOcell™ Intravaginal Culture System since the INVOcell first obtained FDA clearance.  Dr. Doody is President of the Society for Assisted Reproductive Technology (SART), on the Board of Directors of the American Society for Reproductive Medicine (ASRM) and a member of the RESOLVE Physician Council.  As INVO Bioscience’s Medical Director, Dr. Doody provides medical and clinical guidance, INVO education and training, and oversight of risk management and post-market surveillance activities as well as support current and new product development.

Trent Davis. Mr. Davis is one of our directors since his appointment in December 2019.  In addition, Mr. Davis is currently CEO of Paulson Investment Company, LLC, a boutique investment firm that specializes in private equity offerings of small and mid-cap companies. From December 2014 to December 2018, Mr. Davis was President and Chief Operating Officer of Whitestone Investment Network, Inc., which provides executive advisory services and also restructures, recapitalizes and makes strategic investments in small to midsize companies. Since March 2018, Mr. Davis was served as a director of Senmiao Technology Limited (Nasdaq: AIHS), an online lending platform in China. From August 2016 to August 2019, Mr. Davis served as director of Eastside Distilling, Inc. (Nasdaq: EAST), and from July 2015 to April 2017, he served as director of Dataram Corporation (Nasdaq: DRAM). Mr. Davis helped to successfully complete the reverse merger between Dataram and U.S. Gold Corp (Nasdaq: USAU), a gold exploration and development company. From December 2014 to July 2015, Mr. Davis served as Chairman of the Board of Majesco Entertainment Company (Nasdaq: COOL). Mr. Davis also served as director and President of Paulson Capital Corp. (Nasdaq: PLCC) from November 2013 to July 2014, when Paulson Capital Corp. completed a reverse merger with VBI Vaccine (Nasdaq: VBIV). Mr. Davis continued to serve on the board and the audit committee of VBI until May 2016. Prior to serving on the board of Paulson Capital Corp., Mr. Davis served as the Chief Executive Officer of its subsidiary, Paulson Investment Company, LLC, where he oversaw he syndication of approximately $600 million of investment in over 50 client companies in both public and private transactions. In 2003, Mr. Davis served as Chairman of the Board of the National Investment Banking Association. Mr. Davis holds a B.S. in Business and Economics from Linfield College and an M.B.A. from the University of Portland. Mr. Davis is qualified to serve on the Board because of his deep knowledge of finance and public company issues, capital market, advisory and entrepreneurial experiences, and extensive expertise in operational and executive management.

Debra Hoopes. On August 14, 2019, the Company appointed Debra Hoopes as its Acting Chief Financial Officer. Ms. Hoopes, currently serves as CFO and Chief Administrative Officer of Shine Management, Inc., an outsourced management services organization, a position she has held since August of 2017.   Previously, Ms. Hoopes was a co-owner of H2CFO LLC in 2017 and prior to 2017 was the sole owner of Hoopes Management & Advisory Services LLC, through which provides outsourced CFO services. Ms. Hoopes is a Certified Public Accountant (licensed in Virginia and Maryland) with a Bachelor of Science degree in Accounting from Virginia Tech and a Master of Business Administration from George Washington University and is a Chartered Global Management Accountant.

Michael J. Campbell. Mr. Campbell is our Chief Operating Officer and Vice-President of Business Development, positions he has held since February 2019 and our director, a position he has held since October 2017.  Mr. Campbell was previously the Vice President of IVF Americas Business Unit for Cooper Surgical, Inc. (CSI), a wholly owned subsidiary of The Cooper Companies (NYSE: COO). Mr. Campbell has substantial medical device sales, marketing and business development leadership experience within Global Fortune 500 and Start-up Company environments. During his over 11-year career at Cooper Surgical, Mike has been responsible for IVF product portfolio sales globally including the US, Canada, Latin America, Europe, Middle East, Africa, and Asia Pacific regions. In addition to Mr. Campbell’s current position as Vice President of IVF Americas Business Unit, he served in various leadership roles including Vice President of International Business Unit from 2013-2014 and as Vice President of IVF Business Unit from 2006 to 2012. Prior to joining Cooper Surgical, Mike was Vice President of Sales, Marketing and Business Development at Retroactive Bioscience from 1997 to 2006 and Vice President of Sales and Marketing for Gabriel Medical from 1994 to 1997. Mr. Campbell also served in various senior management positions across marketing, sales and product management at Boston Scientific Corporation beginning in 1984 through 1994.

Independence of the Board of Directors

Our board has adopted the definition of independence provided in the OTCQB Standards, pursuant to which a director is independent if they are not an executive officer or employee and do not have a relationship, which, in the opinion of the board of directors would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Our board has determined that Trent Davis is an independent director and that Steven Shum was an independent director in 2019 prior to his appointment as Chief Executive Officer on October 10, 2019 at which time he ceased to be independent.

Code of Ethics

We have adopted a Code of Conduct that applies to all employees including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The text of our Code of Conduct is posted in the “Investor Information—Corporate Governance” section of our website, www.INVOBioscience.com.

We intend to disclose on our website any amendments to, or waivers from, our Code of Business Conduct and Ethics that are required to be disclosed pursuant to the disclosure requirements of Item 5.05 of Form 8-K

Compensation Committee

On December 9, 2019, our Board of Directors established a Compensation Committee.  Our Compensation Committee consists of Messrs. Davis (Chair), Doody and Shum,

The Compensation Committee oversees our compensation policies, plans and programs, and to review and determine the compensation to be paid to our executive officers and directors.  In addition, the Compensation Committee has the authority to act on behalf of the Board in fulfilling the Board’s responsibilities with respect to compensation-based and related disclosures in filings as required by the Securities and Exchange Commission.  This committee met on one occasion during fiscal 2019.

Nominating and Corporate Governance Committee

On September 14, 2019, our Board of Directors established a Nominating and Governance Committee, Our Nominating and Corporate Governance Committee consists of Kathleen Karloff, Steven Shum and Kevin Doody.

The Nominating and Corporate Governance Committee (i) oversees our corporate governance functions on behalf of the Board; (ii) makes recommendations to the Board regarding corporate governance issues; (iii) identify and evaluate candidates to serve as our directors consistent with the criteria approved by the Board and reviews and evaluates the performance of the Board; (iv) serves as a focal point for communication between director candidates, non-committee directors and management; (v) selects or recommends to the Board for selection candidates to the Board, or, to the extent required below, to serve as nominees for director for the annual meeting of shareholders; and (vi) makes other recommendations to the Board regarding affairs relating to our directors.  This committee held one meeting during fiscal 2019.

Audit Committee Related Function

We do not have a standing audit committee, and thus we do not have an audit committee charter or an audit committee financial expert. Due to our small size and limited operations to date, the Board determined that it was appropriate for the entire Board to act as the audit committee. The Board intends to review with management and the Company’s independent public accountants the Company’s financial statements, the accounting principles applied in their preparation, the scope of the audit, any comments made by the independent accountants upon the financial condition of the Company and its accounting controls and procedures and such other matters as the Board deems appropriate. Because the Company’s common stock is traded on the OTCQB, the Company is not subject to the listing requirements of any securities exchange regarding audit committee related matters.

Item 11.  Executive and Director Compensation

Summary Compensation Table

The following Summary Compensation Table sets forth, for the years indicated, all cash compensation paid, distributed or accrued for services, including salary and bonus amounts, rendered in all capacities by the Company’s “named executive officers” for SEC reporting purposes. Steven Shum was our principal executive officer (PEO) at December 31, 2019 and Kathleen Karloff was our PEO until October 10, 2019. Debra Hoopes was our principal financial officer (PFO) at December 31, 2019 and Robert Bowdring was our PFO until August 14, 2019. Note, none of our officers received cash compensation during fiscal 2007 and the years 2010 through 2017. Also included in the table below is the compensation for Lori Kahler and Cladue Renoux, two of our most highly compensated employees in 2018 and 2019 for whom disclosure would have been provided but for the fact that these individuals were not serving as our executive officers during 2018 and 2019.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Award ($)		Option Award ($)		All other Compensation ($)	Total ($)

Kathleen Karloff	2019	175,000		-	-		351,799	(1)	-	526,799
Former Chief Executive Officer, President (until October 10, 2019)	2018	120,000		-	405,671	(2)	-		-	525,671

Steven Shum	2019	73,166		-	17,750	(3)	1,256,163	(4)	-	90,916
Chief Executive Officer	2018	-		-	-		-		-	-
(since October 10, 2019)

Claude Ranoux	2019	-		-	-		-		-	-
Former President	2018	-		-	355,242		-		-	355,242
(until September 19, 2016)

Michael Campbell	2019	258,854		-	-		-		-	258,854
Chief Operating Officer	2018	-		-	-		-		-	-
Vice President, Business Development

Lori Marzilli-Kahler	2019	185,000		-	-		-		-	185,000
VP, Global Operations	2018	135,000		-	412,360		-		-	547,360

Robert Bowdring	2019	48,125		-	-		317,737	(5)	-	365,862
Former Chief Financial Officer	2018	120,000	(6)	-	396,210	(7)	-		-	516,210
(until August 14, 2019)

Debra Hoopes	2019	-		-	-		-		69,759	69,759
Chief Financial Officer	2018	-		-	-		-		-	-
(since August 14, 2019)

(1)

In 2019, $351,799 of accrued compensation was released in an incentive stock option agreement with the option to purchases 962,366 shares of common stock. The amounts listed hereunder reflect the aggregate grant date fair value of the 962,366 shares of common stock underlying the stock option on the date of grant without regards to forfeitures, computed in accordance with ASC 718. This amount does not reflect the actual economic value realized by the named executive officer. The options issued to Ms. Karloff provide for vesting if the Company generates $1.5 million on revenue in 2020 or 2021 or the company raises at least $2.5 million in equity financing before the options expire in 2029.

(2)

In 2018, $405,671 of Ms. Karloff’s accrued compensation was converted into 1,040,183 shares of common stock and the amounts listed hereunder reflect the aggregate grant date fair value of the 1,040,813 shares of common stock on the date of grant  without regards to forfeitures, computed in accordance with ASC 718. This amount does not reflect the actual economic value realized by the Ms. Karloff.

(3)

Amounts reflect the aggregate grant date fair value of the 400,000 shares of common stock as well as the 6,483,171 shares of common stock underlying the stock option on the date of grant without regards to forfeitures, computed in accordance with ASC 718. This amount does not reflect the actual economic value realized by Mr. Shum. The restricted stock grant issued to Mr. Shum provide for equal monthly vesting over a 12-month period based on continued employment during that time.

(4)	Amounts reflect the aggregate grant date fair value of the 6,483,171 shares of common stock underlying the stock option on the date of grant without regards to forfeitures, computed in accordance with ASC 718. This amount does not reflect the actual economic value realized by Mr. Shum. The options issued to Mr. Shum provide for equal monthly vesting based on continued employment over three years.
(5)

Due to the lack of funding, a portion of Mr. Bowdring’s salary has been accrued and not paid to Mr. Bowdring. In 2019, $317,737 of accrued compensation was released in an incentive stock option agreement with options to purchase 875,050 shares of common stock at a future date. The amounts listed hereunder reflect the aggregate grant date fair value of the 875,050 shares of common stock underlying the stock option on the date of grant without regards to forfeitures, computed in accordance with ASC 718. This amount does not reflect the actual economic value realized by the named executive officer. The options issued provide for vesting if the Company generates $1.5 million on revenue in 2020 or 2021 or the company raises at least $2.5 million in equity financing before the options expire in 2029.

(6)	In 2018, $45,000 of salary was accrued and not paid.
(7)	In 2018, approximately $396,210 of this accrued compensation was converted into 1,015,924 shares of common stock. The amounts listed hereunder reflect the aggregate grant date fair value of the 1,015,924 shares of common stock on the date of grant without regards to forfeitures, computed in accordance with ASC 718. This amount does not reflect the actual economic value realized by the named executive officer.

OUTSTANDING EQUITY AWARDS AT END OF 2019

The following table provides information about outstanding stock options issued by the Company held by each of our NEOs as of December 31, 2019. None of our NEOs held any other equity awards from the Company as of December 31, 2019.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Stock That Has Not Yet Vested	Market Value of Stock that has not Yet Vested
Steve Shum	360,176	6,122,995	0.26	10/16/2022	333,334	$100,000

Kathleen Karloff	-	962,366	0.29	10/29/2029	-	-

Robert Bowdring	-	875,050	0.29	10/29/2029	-	-

Employment Agreements

Steven Shum

On October 16, 2019, the Company entered into an employment agreement with Steven Shum (the “Shum Employment Agreement”), pursuant to which Mr. Shum serves as Chief Executive Officer on an at-will basis at an annual base salary of $260,000. The Shum Employment Agreement provides for a performance bonus of $75,000 upon a successful up-listing to the Nasdaq Stock Market, with all other bonuses to be determined by the board in its sole discretion. In addition to his base salary and performance bonus, we granted Mr. Shum: (i) 400,000 shares of our common stock and (ii) a three-year option to purchase 6,483,171 shares of our common stock at an exercise price of $0.255 per share. These options will vest monthly over a 3-year period. Pursuant to the Shum Employment Agreement, Mr. Shum is also is also entitled to customary benefits, including health insurance and participation in employee benefit plans.

Michael Campbell

On January 15, 2020, the Company entered into an employment agreement (the “Campbell Employment Agreement”) with Michael Campbell to continue serving as the Company’s Chief Operating Officer and Vice President of Business Development. The Campbell Employment Agreement provides for an annual base salary of $220,000, and a target annual incentive bonus of up to 50% of base salary if the Company achieves goals and objectives determined by the board of directors. In connection with the Campbell Employment Agreement, on January 17, 2020, the Company granted Mr. Campbell 1,000,000 shares of Company common stock, and an option to purchase 4,000,000 shares of Company common stock (the “Option”) at an exercise price of $0.21378 per share. One quarter of the Option vested upon grant, and the remainder vests in monthly increments over a period of two years from the date of grant. Mr. Campbell is also entitled to customary benefits, including health insurance and participation in employee benefit plans. The Campbell Employment Agreement provides that if Mr. Campbell terminates the Campbell Employment Agreement for “cause” (as defined in the Campbell Employment Agreement) or the Company terminates the Campbell Employment Agreement without “cause,” then he will continue to receive his base salary and certain insurance benefits for three months after termination. The Company may terminate the Campbell Employment Agreement without “cause’ on 60 days’ notice.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

If Mr. Shum is involuntarily terminated without cause or constructively terminated (in each case, as defined in the Shum Employment Agreement), then he is entitled to 12 months’ severance.

If (i) Mr. Campbell terminates his employment agreement for cause, (ii) the Company provides notice not to renew his employment agreement on any anniversary date, or (iii) the Company terminates his employment agreement without cause, then he is entitled to three months’ severance and insurance benefits.

The following table sets forth quantitative information with respect to potential payments to be made to either Mr. Mr. Shum or Mr. Campbell upon termination in various circumstances. The potential payments are based on the terms of each of the Employment Agreement discussed above. For a more detailed description of the Employment Agreement, see the “Employment Agreements” section above.

Name	Potential Payment upon Termination
	($)		Option Awards (#)
Steven Shum	$260,000	(1)	6,122,995	(2)
Michael Campbell	$55,000	(3)	-

(1)	Mr. Shum is entitled to twelve months’ severance at the then applicable base salary rate. Mr. Shum’s current base salary is $260,000 per annum.
(2)	Represents the number of unvested options at December 31, 2019. Mr. Shum’s options vest equally over a 36 month period. At December 31, 2019, there were 34 months remaining in his vesting schedule. The potential payment of shares subject to Mr. Shum’s unvested options will reduce every month as his options vest and the value of his unvested options will be based on our market price at such time.
(3)	Mr. Campbell is entitled to three months’ severance at the then applicable base salary rate. Mr. Campbell’s current base salary is $220,000 per annum.

Compensation of Directors

DIRECTOR COMPENSATION TABLE

We did not pay any compensation  to directors  for services rendered as directors during the fiscal year ended December 31, 2019.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table shows information regarding our equity compensation plans as of December 31, 2019.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (c)
Equity compensation plans approved by security holders (1)	8,320,587	(2)	$0.26-	7,279,413
Equity compensation plans not approved by security holders	-		-	-
Total	8,320,587		$0.26	7,279,413

(1) Amended and Restated 2019 Stock Incentive Plan.  On October 3, 2019, our Board adopted the 2019 Stock Incentive Plan (the “Plan”), which was later amended and restated on November 14, 2019. The purpose of our Plan is to advance the best interests of the company by providing those persons who have a substantial responsibility for our management and growth with additional incentive and by increasing their proprietary interest in the success of the company, thereby encouraging them to maintain their relationships with us. Further, the availability and offering of stock options and common stock under the plan supports and increases our ability to attract and retain individuals of exceptional talent upon whom, in large measure, the sustained progress, growth and profitability which we depend. The total number of shares available for the grant of either stock options or compensation stock under the plan is 16,000,000 shares, subject to adjustment.

(2)  We granted 400,000 shares subject to restricted stock grants under the Plan in the year ended December 31, 2019.

Our Board administers our plan and has full power to grant stock options and common stock, construe and interpret the plan, establish rules and regulations and perform all other acts, including the delegation of administrative responsibilities, it believes reasonable and proper. Any decision made, or action taken, by our Board arising out of or in connection with the interpretation and administration of the plan is final and conclusive.

The Board, in its absolute discretion, may award common stock to employees of, consultants to, and directors of the company, and such other persons as the Board or compensation committee may select, and permit holders of common stock options to exercise such options prior to full vesting therein and hold the common stock issued upon exercise of the option as common stock. Stock options may also be granted by our Board or compensation committee to non-employee directors of the company or other persons who are performing or who have been engaged to perform services of special importance to the management, operation or development of the company.

In the event that our outstanding common stock is changed into or exchanged for a different number or kind of shares or other securities of the company by reason of merger, consolidation, other reorganization, recapitalization, combination of shares, stock split-up or stock dividend, prompt, proportionate, equitable, lawful and adequate adjustment shall be made of the aggregate number and kind of shares subject to stock options which may be granted under the plan.

Our Board may at any time, and from time to time, suspend or terminate the plan in whole or in part or amend it from time to time in such respects as our Board may deem appropriate and in our best interest.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table and notes set forth the beneficial ownership of the common stock of the Company as of March 30, 2020, by each person who was known by the Company to beneficially own more than 5% of the common stock, by each director and named executive officer, and by all directors and executive officers as a group. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or dispositive power with respect to the securities. Unless otherwise indicated below, to our knowledge, all persons listed below have sole voting and dispositive power with respect to their shares of our common stock, except to the extent authority is shared by spouses under applicable law. Unless otherwise noted, the address of all of the individuals and entities named below is care of INVO Bioscience, Inc., 5582 Broadcast Court Sarasota, Florida, 34240.

The following table sets forth the beneficial ownership of our common shares as of March 30, 2020 for:

●	each person, or group of affiliated persons, who is known by us to beneficially own more than 5% of our common shares;

●	each of our named executive officers;

●	each of our directors; and

●	all of our current executive officers and directors as a group.

The percentage ownership information is based upon 157,774,336 common shares outstanding as of March 30, 2020. We have determined beneficial ownership in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to applicable community property laws. The address for persons listed in the table is c/o INVO Bioscience, Inc., 5582 Broadcast Court, Sarasota, FL 34240.

Name and Address of Beneficial Owner (1)	Number of Shares		Percentage of Common Stock
5% Stockholders:
Claude Ranoux (2)	24,694,000		15.65%
Robert Bowdring (3)	11,715,924		7.43%

Officers and Directors
Kathleen Karloff	14,241,480	(4)	9.02%
Kevin Doody	5,213,606	(4)	3.30%
Steven Shum	2.301,913	(5)	1.45%
Michael Campbell	1,974,630	(6)	1.25%
Trent Davis	140,409	(4)	*
Debra Hoopes	-		*
All directors and executive officers as a group (5 persons)	23,872,037		15.11%

_____________

*Less than 1%

(1)	Unless otherwise indicated, the business address of each current director or executive officer is INVO Bioscience, Inc. 5582 Broadcast Court Sarasota, Florida 34240.
(2)	The address is 88 Chestnut Street, Winchester, MA 01889.
(3)	The address is 92 Gould Street, Wakefield, MA 01880.
(4)	Includes: 41,297 shares of common stock under options (either presently exercisable or within 60-days of March 30, 2020).
(5)	Includes: 1,301,913 shares of common stock under options (either presently exercisable or within 60-days of March 30, 2020).
(6)	Includes: 374,630 shares of common stock under options (either presently exercisable or within 60-days of March 30, 2020).

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our officers and directors and persons who own more than ten percent of a registered class of our equity securities to file with the SEC reports of ownership on Form 3 and changes in ownership on Form 4 and Form 5. Officers, directors and greater-than-ten-percent stockholders are required by Commission regulations to furnish to us copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that all Section 16(a) filing requirements applicable to our officers, directors, and greater-than-10% beneficial owners were met during the fiscal year ended December 31, 2019.

Changes in Control

There are no present arrangements, including pledges of the Company’s securities, known to the Company, the operation of which may result at a subsequent date in a change in control of the Company.

Item 13.  Certain Relationships and Related Transactions

Related Party Transactions Policy and Procedures

Any transactions where the amount involved exceeds the lesser of $120,000 or one percent (1%) of the average of our total assets at year-end for the last two completed fiscal years and in which any related person has or will have a direct or indirect material interest, other than equity and other compensation, termination and other arrangements which are described under the headings “Compensation of Directors” and “Executive Compensation” is defined as a related party transaction.  Any such related party transactions are reviewed and must be approved by the Company’s board of directors.

Certain Related Party Transactions

In May 2018, James Bowdring, the brother of Robert Bowdring, and his children participated in the “2018 Convertible Notes” offerings in the aggregate principal amount of $40,000. The 2018 Convertible Notes accrue interest at the rate of 9% per annum which is paid in stock. These Notes are due on March 31, 2021. The notes are convertible into shares of common stock at a price of $0.20 per share, provided, that if the Company completes a subsequent equity financing, the holders of the 2018 Convertible Notes can elect to convert the notes in shares of our common stock at a price equal to 75% of the price paid per share in such subsequent equity financing.

From November 2012 to May 2019, the Company rented its corporate office from Forty Four Realty Trust, an entity owned by James Bowdring, pursuant to a month-to-month rental arrangement at less than the fair market rate. The Company paid $3,000 and $5,600, during the twelve months ended December 31, 2019 and 2018, respectively.

The Company purchases stationary supplies and marketing items at discounted rates from Superior Printing & Promotions, an entity owned by James Bowdring. The Company paid $8,168 and $2,130 to Superior during the twelve months ended December 31, 2019 and 2018, respectively.

In May 2018, the Company sold 150,000 shares of common stock at a price of $0.20 per share for proceeds of $30,000 to Charles Mulrey and family, the brother-in-law of Robert J. Bowdring, Director & Acting Chief Financial Officer as part of the recent financing. See “Note 8 Notes Payable and Other Related Party Transactions.”

During the second quarter of 2018, INVO Bioscience settled a commitment it had with one of its Directors, Dr. Kevin Doody for the services he and his team performed prior to and following INVOcell’s FDA clearance related to clinical guidance and support. The Company issued him 3 million common shares of stock with a fair value of $1,530,000.

Item 14.  Principal Accountant Fees and Services

Effective October 10, 2016, our independent registered public accounting firm is M&K CPAS, PLLC. From October 10, 2016 to September 19, 2019 our independent registered public accounting firm was Liggett & Webb P.A.  The following table summarizes the approximate aggregate fees billed to us or expected to be billed to us by our independent registered accounting firms for our 2019 and 2018 fiscal years:

	Fiscal Year Ended December 31, 2019	Fiscal Year Ended December 31, 2018
Audit Fees	$47,500	$58,000
Audit Related fees	$7,263	$5,000
Tax Fees	$-	$2,500
All Other Fees	$-	$-

Audit Fees includes fees billed for the fiscal year shown for professional services for the audit of the Company’s annual financial statements, quarterly reviews, and review of the Company’s registration statements and other SEC filings. Audit fees of $19,000 were paid to Liggett and Web PA and $7,263 of audit fees were paid to M&K CPAs, PLLC during 2019.

Audit-Related Fees are fees for the audit of the Company’s annual financial statements, quarterly reviews, and review of the Company’s registration statements and other SEC filings. Audit related fees of $19,000 were paid to Liggett and Web PA.

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent auditors.  Under the procedure, the Board approves the engagement letter with respect to audit and review services.  Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of the Board.  Any such approval by the designated member is disclosed to the entire Board at the next meeting.  The audit fees paid to the auditors with respect to fiscal year 2019 and 2018 were pre-approved by the entire Board of Directors.

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

(b)     Exhibits

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation (1)
3.2	By-Laws of INVO Bioscience (2)
4.1	Form of Senior Secured Convertible Promissory Note dated July 2009 between the registrant and the investors party thereto - 2009 (3)
4.2	Form of Convertible Promissory Note Purchase Agreement dated July 2009 between the registrant and the investors party thereto 2009 (4)
4.3

Form of Convertible Promissory Note dated January 2018 between the registrant and the investors party thereto, incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2018 filed on April 16, 2019.

4.4

Form of Convertible Note Purchase Agreement dated January 2018 between the registrant and the investors party thereto incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2018 filed on April 16, 2019.

10.1	Short Term Note dated March 5, 2009 between the registrant and Kathleen Karloff (5)
10.2	Short Term Note dated May 19, 2019 between the registrant and Kathleen Karloff (6)
10.3

Promissory Note dated August 9, 2016 between the registrant and Kavanaugh Rosenthal Peisch & Ford, LLP incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2018 filed on April 16, 2019.

10.4

Distribution Agreement dated November 12, 2018 between the Registrant and Ferring International Center S.A, incorporated by reference to the registrant’s Annual Report on Form 10-K for  the year ended December 31, 2018 filed on April 16, 2019.

10.5

Supply Agreement dated November 12, 2018 between the registrant and Ferring International Center S.A incorporated by reference to the registrant’s Annual Report on Form 10-K for  the year ended December 31, 2018 filed on April 16, 2019.

10.6	Joint Venture Agreement, dated January 13, 2020, between the registrant and Medesole Healthcare and Trading Private Limited, India. (7)

10.7*

Employment Agreement, dated October 16, 2019, between the registrant and Steven Shum, incorporated by reference to the Registrant’s Current Report on Form 8-K dated October 10, 2019 and filed on October 15, 2019.

10.8	Employment Agreement, dated January 15, 2020, between the registrant and Michael Campbell (8)
10.9	Commercial Lease Agreement dated May 1, 2019 between the registrant and PJ LLC.*
10.10	2019 Stock Incentive Plan, incorporated by reference to the Registrant’s Registration on Form S-8 filed on October 16, 2019.
16.1	Letter from Liggett & Webb on Change in Certifying Accountant, incorporated by reference to the Company’s Current Report on Form 8-K dated September 19, 2019 and filed on September 23, 2019.
21.1	Subsidiaries of the Registrant, incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018 filed on April 16, 2019.
23.1	Consent of M&K CPAs*
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-4(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.*
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-4(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.*
32.1	Certification by the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification by the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101	XBRL Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(1)   Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2009.

(2)   Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on November 13, 2007.

(3)   Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 17, 2009.

(4)   Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 17, 2009.

(5)   Incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q for the three months ended March 31, 2009 filed with the Securities and Exchange Commission on May 15, 2009.

(6)   Incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q for the three months ended June 30, 2009 filed with the Securities and Exchange Commission on August 14, 2009.

(7)    Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2020.

(8)    Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 21, 2020.

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 2020.

INVO Bioscience, Inc.

Date: March 30, 2020	By:	/s/ Steven Shum
Steven Shum
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 30, 2020.

Signature	Capacity

/s/ Steven Shum
Steven Shum	Chief Executive Officer (Principal Executive Officer)

/s/ Kathleen Karloff
Kathleen Karloff	Chairman of the Board

/s/ Debra Hoopes
Debra Hoopes	Chief Financial Officer (Principal Financing and Accounting Officer)

/s/ Kevin Doody, MD
Kevin Doody, MD	Director

/s/ Michael J. Campbell
Michael J. Campbell	Director

/s/ Trent Davis
Trent Davis	Director