Form 10-Q
period 2020-03-31
INVO Bioscience, Inc.
filed 2020-05-15
CIK 1417926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Shares of common stock, par value $.0001 per share:  157,774,336 shares outstanding as of May 15, 2020.

INVO BIOSCIENCE, INC.

FORM 10-Q

FOR THE QUARTER ENDED March 31, 2020

PART I.  FINANCIAL INFORMATION

Item 1.       Financial Statements

INVO BIOSCIENCE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2020	2019
ASSETS	(unaudited)
Current assets
Cash	$350,000	$1,238,585
Accounts receivable net	3,699	7,558
Inventory, net	162,283	101,387
Prepaid expense and other current assets	173,235	195,910
Total current assets	689,217	1,543,440

Property and equipment, net	111,055	93,055

Other Assets:
Capitalized patents, net	6,782	7,234
Lease right of use, net	96,354	101,883
Trademarks	54,474	49,867
Total other assets	157,610	158,984

Total assets	$957,882	$1,795,479

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities
Accounts payable and accrued liabilities, including related parties	$294,739	$371,530
Accrued compensation	487,161	393,017
Deferred revenue	714,286	714,286
Current portion of lease liability	21,704	21,365
Convertible notes, net of discount	371,695	-
Convertible notes, net of discount – related party	33,152	-
Income taxes payable	912	912
Total current liabilities	1,923,649	1,501,110

Commitments and contingencies	-	-

Lease liability, net of current portion	75,992	81,494
Deferred revenue	3,392,857	3,571,429
Convertible notes, net of discount	-	325,784
Convertible notes, net of discount – related party	-	28,824
Deferred tax liability	433	433

Total liabilities	5,392,931	5,509,074

Stockholder's deficiency
Preferred Stock, $.0001 par value; 100,000,000 shares authorized; No shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	-	-
Common Stock, $.0001 par value; 200,000,000 shares authorized; 157,774,336 and 156,316,112 issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	15,777	15,631
Additional paid-in capital	20,882,332	20,159,540
Accumulated deficit	(25,333,158)	(23,888,766)
Total stockholder's deficiency	(4,435,049)	(3,713,595)

Total liabilities and stockholders' deficiency	$957,882	$1,795,479

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INVO BIOSCIENCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the	For the
	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2020	2019

Revenue
Product Revenue	$80,000	$10,860
License Revenue	178,571	178,572

Total Revenue	258,571	189,432

Cost of Goods Sold:	29,994	10,978

Gross Margin	228,577	178,454

Selling, general and administrative expenses	1,595,046	527,565
Research and developments costs	30,050	-
Total operating expenses	1,625,096	527,565

Loss from operations	(1,396,519)	(349,111)

Other (income) expense:
Interest expense	47,873	109,459
Total other (income) expenses	47,873	109,459

Loss before income taxes	(1,444,392)	(458,570)

Provisions for income taxes	-	-

Net Loss	$(1,444,392)	$(458,570)

Basic net loss per weighted average shares of common stock	$(0.01)	$(0.00)

Diluted net loss per weighted average shares of common stock	$(0.01)	$(0.00)

Basic weighted average number of shares of common stock	157,375,918	154,102,856

Diluted weighted average number of shares of common stock	157,375,918	154,102,856

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INVO BIOSCIENCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

(unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance, December 31, 2018	154,292,497	$15,429	$18,981,570	$(21,721,222)	$(2,724,223)

Common stock issued for services	60,000	6	26,594	-	26,600
Conversion of notes payable and accrued interest	268,615	26	53,697	-	53,723
Net loss for the three months ended March 31, 2019	-	-	-	(458,570)	(458,570)
Balance, March 31, 2019 (unaudited)	154,621,112	$15,461	$19,061,861	$(22,179,792)	$(3,102,470)

Balance, December 31, 2019	156,316,112	$15,631	$20,159,540	$(23,888,766)	$(3,713,595)
Common stock issued to directors and employees	1,298,224	130	303,333	-	303,463
Common stock issued for services	160,000	16	37,984	-	38,000
Stock options issued to directors and employees as compensation	-	-	381,475	-	381,475
Net loss for the three months ended March 31, 2020	-	-	-	(1,444,392)	(1,444,392)
Balance, March 31, 2020 (unaudited)	157,774,336	$15,777	$20,882,332	$(25,333,158)	$(4,435,049)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INVO BIOSCIENCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the	For the
	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2020	2019

Cash flows from operating activities:
Net loss	$(1,444,392)	$(458,570)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Non-cash stock compensation issued for services	38,000	26,600
Non-cash stock compensation issued to employees	303,463	-
Fair value of stock options issued to employees	381,475	-
Amortization of discount on notes payable	39,918	93,237
Amortization of leasehold right of use asset	5,529	-
Depreciation and amortization	2,980	1,971

Changes in assets and liabilities:
Accounts receivable	3,859	151,182
Inventories	(60,896)	(8,172)
Prepaid expenses and other current assets	22,675	22,758
Deferred revenue	(178,572)	4,821,428
Accounts payable and accrued expenses	(76,791)	20,249
Leasehold liability	(5,163)	-
Accrued interest	10,321	-
Accrued compensation	94,144	(1,582,595)
Net cash provided by (used in) operating activities	(863,450)	3,088,088

Cash from investing activities:
Payments to acquire property, plant and equipment	(20,528)	(48,400)
Payments to acquire trademarks	(4,607)	-
Net cash used in investing activities	(25,135)	(48,400)

Cash from financing activities:
Cash paid for related party notes payable	-	(62,743)
Cash paid for notes payable	-	(131,722)

Net cash (used in) provided by financing activities	-	(194,465)

Increase (decrease) in cash and cash equivalents	(888,585)	2,845,223

Cash and cash equivalents at beginning of period	1,238,585	212,243

Cash and cash equivalents at end of period	$350,000	$3,057,466

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Interest	$-	$9,879

Taxes	$-	$912

Common stock issued for conversion of notes payable and accrued interest	$-	$53,723

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INVO BIOSCIENCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(unaudited)

Note 1 – Basis of Presentation

The accompanying unaudited condensed consolidated balance sheets as of March 31, 2020 and December 31, 2019, the condensed consolidated statements of operations, stockholders’ deficiency and cash flows for the three months ended March 31, 2020 and 2019 of INVO Bioscience, Inc. (the “Company”), and the related information contained in these notes have been prepared by management and are unaudited. In the opinion of management, all adjustments (which include normal recurring and nonrecurring items) necessary to present fairly the Company’s financial position, results of operations and cash flows in conformity with generally accepted accounting principles for the periods presented have been made. Interim operating results are not necessarily indicative of operating results for a full year.

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

The Company considers events or transactions that have occurred after the unaudited condensed consolidated balance sheet date of March 31, 2020, but prior to the filing of the unaudited condensed consolidated financial statements with the SEC on this Quarterly Report on Form 10-Q, to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure, as applicable. Subsequent events have been evaluated through the date of the filing of this Quarterly Report on Form 10-Q with the SEC.

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

INVO BIOSCIENCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(unaudited)

For the three months ended March 31, 2020 and 2019, we had net losses of $1,444,392 and $458,570, respectively. We had a working capital deficiency of $1,234,432 in the three months ended March 31, 2020 verses working capital as of December 31, 2019 of $42,330. As of March 31, 2020, our stockholder’s deficiency was $4,435,049 compared to $3,713,595 as of December 31, 2019 and cash used in operations was $863,450 for the three months ended March 31, 2020 compared to cash provided by operations of $3,088,088 for the three months ended March 31, 2019. Those factors raise substantial doubt about the Company’s ability to continue as a going concern.

Based on our projected cash needs, we will be dependent on generating sufficient sales, entering into new distribution agreements, or raising additional debt or equity capital to support our plans over the next 12 months.

Note 4 – Inventory

As of March 31, 2020, and December 31, 2019, the Company recorded the following inventory balances:

	March 31, 2020	December 31, 2019
Raw Materials	$66,763	$44,333
Work in Process	-	55,502
Finished Goods	95,520	1,552
Total Inventory, net	$162,283	$101,387

Note 5 – Property and Equipment

The estimated useful lives and accumulated depreciation for furniture, equipment and software are as follows as of March 31, 2020 and December 31, 2019:

Estimated Useful Life
Manufacturing equipment	6 to 10 years
Medical equipment	10 years
Office equipment	3 to 7 years

	March 31, 2020	December 31, 2019
Manufacturing Equipment	$132,513	$132,513
Medical equipment	20,528	-
Office equipment	2,689	2,689
Accumulated Depreciation	(44,675)	(42,147)
Total	$111,055	$93,055

During the three months ended March 31, 2020 and 2019 the Company recorded depreciation expense of $2,528 and $1,137, respectively.

Note 6 – Patents

As of March 31, 2020, and December 31, 2019, the Company recorded the following patent balances:

	March 31, 2020	December 31, 2019
Total Patents	$77,722	$77,722
Accumulated Amortization	(70,940)	(70,488)
Patent costs, net	$6,782	$7,234

INVO BIOSCIENCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(unaudited)

During the three ended March 31, 2020 and 2019, the Company recorded $452 and $834 in amortization expense, respectively.

Estimated amortization expense as of March 31, 2020 is as follows:

Years ended December 31,
2020 – remaining nine months	$1,357
2021	1,809
2022	1,809
2023	1,807
2024 and thereafter	-
Total	$6,782

As of March 31, 2020, and December 31, 2019, the Company recorded the following trademarks balances:

	March 31, 2020	December 31, 2019
Total Trademarks	$54,474	$49,867
Accumulated Amortization	-	-
Trademarks, net	$54,474	$49,867

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

As of March 31, 2020, the Company's lease components included in the consolidated balance sheet were as follows:

Lease component	Classification	March 31, 2020
Assets
ROU assets - operating lease	Other assets	$96,354

Total ROU assets		$96,354

Liabilities
Current operating lease liability	Current liabilities	$21,704

Long-term operating lease liability	Other liabilities	75,992

Total lease liabilities		$97,696

INVO BIOSCIENCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(unaudited)

Rent expense is recognized on a straight-line basis over the life of the lease. Rent expense consists of the following:

Three months ended
March 31, 2020
Operating lease costs	$6,288

Total rent expense	$6,288

Future minimum lease payments under non-cancellable leases were as follows:

March 31, 2020
2020 - remaining nine months	$18,239
2021	24,886
2022	25,633
2023	26,402
2024	8,886
2025 and beyond	-
Total future minimum lease payments	$104,046
Less: Interest	6,350
Total operating lease liabilities	$97,696

Current operating lease liability	$21,704
Long-term operating lease liability	75,992
Total operating lease liabilities	$97,696

Note 8 – Notes Payable

Notes Payable

In August 2016, INVO Bioscience converted a long-time vendor’s outstanding accounts payable balance of $131,722 into a Promissory Note with a three year term that accrues interest at 5% per annum. The note provides for interest only payments on the first and second anniversaries of the note. The note is payable in full along with any outstanding accrued interest on August 9, 2019. The Company has the right to prepay the note at any time without a premium or penalty which it did in January 2019.  The interest on this note for the three months ended March 31, 2019 was $489. The Note and all accrued interest were paid in full and as of March 31, 2020, the balance is $0.

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

INVO BIOSCIENCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(unaudited)

The Company calculated a beneficial conversion feature of the 2018 Convertible Notes based on ASU 17-11 in the form of a discount of $895,000; $36,487 and $93,237 of this amount was amortized to interest expense during the three months ended March 31, 2020 and 2019, respectively, based on the three year term of the notes. $37,377 was also amortized for a note that was converted during the first quarter of 2019. In addition, $9,424 and $14,870 of interest was expensed in the three months ended March 31, 2020 and 2019, respectively. The balance of these notes as of March 31, 2020 was $371,695 include the principal balance of $420,000, accrued interest of $89,518 net of the conversion discount of $137,823. The balance of these notes as of December 31, 2019 was $325,784 include the principal balance of $420,000, accrued interest of $80,094 net of the conversion discount of $191,461.

Note 9 – Notes Payable and Other Related Party Transactions

In April 2011, the Company issued a new short-term convertible note (“Q211 Note”) payable to James Bowdring in the amount of $50,000.  The Note carries a 10% interest rate.  The Company paid $25,000 of the Note in 2011 in cash. The Q211 Note is convertible into Common Stock of the Company at a conversion price of $0.03 per share, subject to adjustments.  During the three months ended March 2020 and March 31, 2019, the Company accrued interest in the amount of $0 and $616 on the Q211 Note, respectively.

In November 2011, the Company issued a new convertible note (“Q411 Note”) payable to James Bowdring in the amount of $10,000.  The Q411 Note carries a 10% interest rate. The Q411 Note was converted into Common Stock of the Company at a conversion price of $0.01 per share, subject to adjustments.   In addition, $0 and $247 of interest was accrued in the three months ended March 31, 2020 and 2019, respectively.

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

In May 2018, James Bowdring and his children participated in the “2018 Convertible Notes” offerings in the aggregate principal amount of $40,000. The 2018 Convertible Notes accrue interest at the rate of 9% per annum which is paid in stock. These Notes are due on March 31, 2021. The notes are convertible into shares of common stock at a price of $0.20 per share, provided, that if the Company completes a subsequent equity financing, the holders of the 2018 Convertible Notes can elect to convert the notes in shares of our common stock at a price equal to 75% of the price paid per share in such subsequent equity financing. In addition, $3,431 and $3,393 of interest was accrued in the three months ended March 31, 2020 and 2019, respectively.

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

The Company previously rented its corporate office from Forty Four Realty Trust which is owned by James Bowdring, the brother of former Director and interim CFO, Robert Bowdring from November 2012 through May 2019 when the company relocated to a new facility. It was a month to month rental arrangement for less than the going fair market real estate rental rate. The rent expense paid for the three months ended March 31, 2020 and 2019 was $0 and $1,800 respectively. In addition, the Company previously purchased stationary supplies and marketing items at discounted rates from Superior Printing & Promotions which is also owned by James Bowdring and was in the same building as our prior corporate office. INVO Bioscience spent $0 and $778 with Superior during the three months ended March 31, 2020 and 2019, respectively.

INVO BIOSCIENCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(unaudited)

Principal balances of the Related Party loans were as follows:

	March 31, 2020	December 31, 2019

James Bowdring Family – 2018 Convertible Notes	46,872	45,975

Less discount	(13,720)	(17,151)
Total, net of discount	$33,152	$28,824

Interest expense on the Related Party loans was $897 and $1,751 for the three months ended March 31, 2020 and 2019, respectively.

Accounts payable and accrued liabilities balances include expenses reports for Ms. Karloff and Mr. Bowdring for expenses they paid for personally related to travel or normal business expenses. As of March 31, 2020, they were $0 and as of December 31, 2019, they were $13,018.

Note 10 – Stockholders’ Equity

Three Months Ended March 31, 2020

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

In February 2020, pursuant to Section 4(a)(2) of the Securities Act of 1933 as amended (the “Securities Act”), the Company issued 50,000 shares of common stock with a fair value of $11,500 in consideration of consulting services rendered.  We did not receive any proceeds from the issuance.

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

March 31, 2020

(unaudited)

Note 11 – Stock Options and Warrants

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

	Options Outstanding				Options Exercisable
	Number of Shares	Price per Share Range	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)
Balance at December 31, 2019	8,320,587	$0.26-0.29	$0.26	$-	360,176	$0.26	$-
Forfeited	-	$-	$-	-	-	-	-
Vested					1,998,544	0.23
Exercised	-	$-	$-	-	-	-	-
Granted	5,275,560	$0.21-0.26	$0.22	-	-	-	-
Balance at March 31, 2020	13,596,147	$0.21-0.29	$0.25	$-	2,358,720	$0.23	$-

(1)	The intrinsic value of an option represents the amount by which the market value of the stock exceeds the exercise price of the option of in-the-money options only.

The fair value of each option granted is estimated as of the grant date using the Black-Scholes option pricing model with the following assumptions:

Three Months ended March 31,
	2020	2019
Risk-free interest rate range	0.48 to 1.65%	-%
Expected life of option-years	5.20 to 5.77	-
Expected stock price volatility	110.8 to 128.0%	-%
Expected dividend yield	-%	-%

INVO BIOSCIENCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(unaudited)

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

		Options Outstanding			Options Exercisable
	Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price of Options Exercisable
Year ended December 31, 2019	$0.26-0.29	8,320,587	2.6	$0.26	360,176	$0.26
Three Months ended March 31, 2020	$0.21-0.29	13,596,147	3.6	$0.25	2,358,720	$0.23

	Total Intrinsic Value of Options Exercised	Total Fair Value of Options Vested
Year ended December 21, 2019	-	69,787
Three months ended March 31, 2020	$-	$378,537

For the three months ended March 31, 2020, the weighted average grant date fair value of options granted was $0.20 per share. We estimate the fair value of options at the grant date using the Black-Scholes model. For all stock options granted through December 31, 2019, the weighted average remaining service period is 3.6 years.

We recognized $381,475 in stock-based compensation expense, which is recorded in selling, general and administrative expenses on the consolidated statement of operations for the three months ended March 31, 2020 and 2019. Unamortized stock option expense at March 31, 2020 that will be amortized over the weighted-average remaining service period totaled $1,794,251.

Restricted Stock and Restricted Stock Units

In the three months ended March 31, 2020, we issued 1,398,224 of restricted stock, to certain employees and directors. Shares issued to employees and directors vest over a time frame from immediate to 1 year. In the three months ended March 31, 2020, 1,157,889 shares of restricted stock vested.

The following table summarizes our aggregate restricted stock awards and restricted stock unit activity during the three months ended March 31, 2020:

	Number of Unvested Shares	Weighted Average Grant Date Fair Value	Aggregate Value of Unvested Shares

Balance at December 31, 2019	333,334	$0.30		$100,000
Granted	1,398,224	$0.23		$320,140
Vested	(1,157,889)	$0.23		$(265,963)
Forfeitures	(-)	$-	$	(-)
Balance at March 31, 2020	573,669	$0.27		$154,178

INVO BIOSCIENCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(unaudited)

We recognized $265,963 in stock-based compensation expense, which is recorded in selling, general and administrative expenses on the consolidated statement of operations for the three months ended March 31, 2020, and we will recognize $154,178 over the remaining requisite service period.

Warrants

As of March 31, 2020, and 2019, the Company does not have any outstanding or committed and unissued warrants.

Note 12 – Income Taxes

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

Income tax expense was $0 and $0 for the three months ended March 31, 2020 and 2019. The annual forecasted effective income tax rate for 2020 is 0% with a year-to-date effective income tax rate for the three months ended March 31, 2020 of 0%.

Note 13 – Commitments and Contingencies

A)	Litigation

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

INVO BIOSCIENCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(unaudited)

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

Note 14 – Contracts with Customers

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

Revenues for products, including: INVOcell®and INVO TM Retention System are typically recognized at the time the product is shipped, at which time the title passes to the customer, and there are no further performance obligations. Revenues from consignment are recognized when the medical device is shipped from the Consignor to the customer.

In January 2019 we announced a U.S. license and distribution agreement with Ferring International Center S.A. (“Ferring”) and as a result took a significant step to strengthen the Company that we believe will allow us to implement our overall business plan. We believe that this strategic partnership with a strong reproductive organization such as Ferring Pharmaceuticals will provide us with the necessary sales and marketing resources within the United States to expand the market and help reach couples not receiving reproductive treatments today.  The agreement calls for the issuance of an initial upfront payment of $5 million which we received upon the signing of the agreement and then subsequent licensing fee payment of $3,000,000 that will provides us a source of non-dilutive financing to execute our plan. Under the terms of the agreement we can pursue developing international markets and as well as partnering and opening INVO-only reproductive centers within the U.S. market. We believe this major milestone and agreement was a critical milestone that allows the Company to implement its mission of expanding access to care within the fertility marketplace.

INVO BIOSCIENCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(unaudited)

Under the terms of the Distribution Agreement, Ferring completed its obligation to make an initial payment to the Company of $5,000,000 upon completion of the required closing conditions, including executed agreements from all current manufacturers of the Licensed Product that upon a material supply default by the Company, Ferring can assume a direct purchase relationship with such manufacturers. Ferring is obligated to make a second payment to the Company of $3,000,000 provided that the Company is successful in obtaining a five (5) day label enhancement from the FDA for the current incubation period for the Licensed Product at least three (3) years prior to the expiration of the term of the license for the Licensed Product and provided further that Ferring has not previously exercised its right to terminate the Distribution Agreement for convenience. In addition, the Company entered into a separate exclusive Distribution Agreement.  The Distribution Agreement has an initial term expiring on December 31, 2025, which may be terminated by the Company if Ferring fails to generate specified annual minimum revenues to the Company from the sale of the Licensed Product.

The Ferring license was deemed to be a functional licenses that provide customers with a “right to access” to our intellectual property during the subscription period and, accordingly, revenue is recognized over a period of time, which is generally the subscription period. During the quarter ended March 31, 2020, the Company recognized $178,571 related to the Ferring license agreement.

As of March 31, 2020, and December 31, 2019, the Company had deferred revenues of $4,107,143 and $4,477,261, respectively.

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

On January 16, 2020, we announced a Joint Venture agreement for the India Market. Under terms of the agreement, INVO Bioscience and our Partner, Medesole Healthcare and Trading Pvt Ltd, will each own 50% of the joint venture. We provide the device, training and general technology support to the joint venture, while Medesole will be responsible for the operations of the INVOcell clinics in India. Both partners will equally invest in start-up and capital expenditures and share in the revenue and profits of the joint venture. The business model allows INVO to benefit not only from the sale of the device, but from the delivery of the entire solution. We believe this JV structure is an attractive new model for us, and one in which we may replicate in other select parts of the world.  As of March 31, 2020 the final JV setup had not yet been completed. We currently anticipate this to occur during the second quarter of 2020.

Sources of Revenue

We have identified the following revenues disaggregated by revenue source:

Domestic Physicians – direct sales of products concluded in January 2019 Domestic Distributor - sales to Ferring who then sells to physicians Domestic Licensing fee

International Distributors – direct sales of products.

INVO BIOSCIENCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(unaudited)

For the three months ended March 31, 2020 and 2019 the source of revenue was derived from:

	March 31, 2020	March 31, 2019

Domestic product revenue	$80,000	$10,860

Domestic Licensing Fee	178,571	178,572

Total revenue	$258,571	$189,432

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

INVO BIOSCIENCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(unaudited)

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

Note 15 – Subsequent Events

Effective May 15, 2020, we entered into definitive securities purchase agreements (“Purchase Agreements”) with accredited investors for their purchase of (i) secured convertible notes issued by us in the aggregate original principal amount of $2,105,000 (the “Notes”), and (ii) Unit Purchase Options (“Purchase Options”) to purchase 5,851,900 units (each, a “Unit”), at an exercise price of $0.25 per Unit (subject to adjustments). with each Unit exercisable for (A) one share of our common stock and (B) a 5-year warrant (the “Warrants”) to purchase one share of our common stock at an exercise price of $0.30 (subject to adjustments) (the “Private Placement”).  Each purchaser of a Note will be issued a 5-year Purchase Option to purchase 2.78 Units for each dollar of Notes purchased  Upon closing of the sale of the Notes and Purchase Options (the “Closing”), we are expected to receive proceeds of $2.105 million (of which $1,961,360 was received in cash and $143,640 resulted from cancellation of indebtedness). Tribal Capital Markets, LLC acted as placement agent (the “Placement Agent”) in the Private Placement. The Company received approximately $1.75 million in net proceeds at Closing, after deducting placement agent fees payable to the Placement Agent and investor counsel in connection with the transaction.  Pursuant to that certain Form of Secured Convertible Note entered into in connection with the Purchase Agreement (the “Form of Note”), interest on such Notes accrues at a rates of ten percent (10%) per annum and is payable either in cash or in shares of our common stock at the conversion price in the Note on each of the six and twelve month anniversary of the issuance date and on the maturity date of November 15, 2021 (the “Maturity Date”).

In May 2020, the Company issued 230,000 shares of common stock under its 2019 Stock Incentive Plan with a fair value of $48,730  to certain employees.

The Company has evaluated subsequent events through the date the financial statements were released and there were no others.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statements made in this Quarterly Report on Form 10-Q, including without limitation this Management’s Discussion and Analysis of Financial Condition and Results of Operations, other than statements of historical information, are forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These forward-looking statements may sometimes be identified by such words as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate” and “continue” or similar words.  We believe that it is important to communicate our future expectations to investors.  However, these forward-looking statements involve many risks and uncertainties including those referred to herein and in our Annual Report on Form 10-K for the year ended December 31, 2019.  Our actual results could differ materially from those indicated in such forward-looking statements as a result of certain factors.  We are under no duty to update any of the forward-looking statements after the date of this Quarterly Report on Form 10-Q to conform these statements to actual results.

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

In January 2019, we entered into a Distribution & Supply Agreement with Ferring International Center S.A. (“Ferring”), pursuant to which, among other things, we granted Ferring an exclusive license in the United States (the “Territory”) with rights to sublicense under patents related to our proprietary INVOcell™ intravaginal culture device together with the retention device and any other applicable accessories (collectively, the “Licensed Product”) to market, promote, distribute and sell the Licensed Product with respect to all therapeutic, prophylactic and diagnostic uses of medical devices or pharmaceutical products involving reproductive technology (including infertility treatment) in humans (the “Field”). Ferring is responsible, at its own cost, for all commercialization activities for the Licensed Product in the United States. We retained a limited exception to the exclusive license granted to Ferring allowing us, subject to certain restrictions, to establish up to five clinics that will commercialize INVO cycles in the Territory. We are looking at the best approach to pursue establishing these five Company-owned INVO-only clinics. We retained all commercialization rights for the Licensed Product outside of the United States.  We believe the strategic partnership with a strong reproductive organization such as Ferring  has provided us with the necessary sales and marketing resources and overall market credibility to help execute our goal to expand the INVOcell device around the world.

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

Recent Developments

Effective May 15, 2020, we entered into definitive securities purchase agreements (“Purchase Agreements”) with accredited investors for their purchase of (i) secured convertible notes issued by us in the aggregate original principal amount of $2,105,000 (the “Notes”), and (ii) Unit Purchase Options (“Purchase Options”) to purchase 5,851,900 units (each, a “Unit”), at an exercise price of $0.25 per Unit (subject to adjustments). with each Unit exercisable for (A) one share of our common stock and (B) a 5-year warrant (the “Warrants”) to purchase one share of our common stock at an exercise price of $0.30 (subject to adjustments) (the “Private Placement”).  Each purchaser of a Note will be issued a 5-year Purchase Option to purchase 2.78 Units for each dollar of Notes purchased  Upon closing of the sale of the Notes and Purchase Options (the “Closing”), we are expected to receive proceeds of $2.105 million (of which $1,961,360 was received in cash and $143,640 resulted from cancellation of indebtedness). Tribal Capital Markets, LLC acted as placement agent (the “Placement Agent”) in the Private Placement. The Company received approximately $1.75 million in net proceeds at Closing, after deducting placement agent fees payable to the Placement Agent and investor counsel in connection with the transaction.  Pursuant to that certain Form of Secured Convertible Note entered into in connection with the Purchase Agreement (the “Form of Note”), interest on such Notes accrues at a rates of ten percent (10%) per annum and is payable either in cash or in shares of our common stock at the conversion price in the Note on each of the six and twelve month anniversary of the issuance date and on the maturity date of November 15, 2021 (the “Maturity Date”).

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and results of operations are based upon the unaudited condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles as recognized in the United States of America. The preparation of these financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and disclosure of contingent assets and liabilities.  Our estimates include those related to revenue recognition, the valuation of inventory, and valuation of deferred tax assets and liabilities, useful lives of intangible assets, warranty obligations and accruals.  We base our estimates on historical experience and on various other assumptions that management believes to be reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions or conditions.  For a complete description of accounting policies, see Note 1 to our financial statements included in our Form 10K for the year ended December 31, 2019.  There were no significant changes in critical accounting estimates.

Results of Operations

Three months ended March 31, 2020, compared to the three months ended March 31, 2019

Revenue for the three months ended March 31, 2020 was $258,571, compared to $189,432 for the same three month period ended March 31, 2019. The increase was the result of increased product sales to Ferring as they continue to expand their marketing activities. However, we do believe that our first quarter results were impacted by the COVID-19 virus outbreak as we witnessed many clinics curtail their fertility services. While this situation may also impact our second quarter in a similar manner, we expect this to be temporary as clinics begin to re-open.

During the three months ended March 31, 2020, we added additional clinics now offering the INVOcell procedure. Since executing the Ferring agreement in January 2019, the total number of clinics providing INVOcell as a treatment option has nearly tripled. A newly trained facility can often take a period of time until initial product ordering begins. As a result, we believe the growing number of clinics will begin to lead to a larger volume of product sales as we move forward.

Cost of goods sold for the three months ended March 31, 2020 were $29,994 or approximately 12% of revenues compared to $10,978 or 6% of revenues for the three months ended March 31, 2019. The increase in cost of sales was the result of an increase in production supplies and materials due to a heavier mix of product sales versus license revenue.  This resulted in a decrease in gross margin to 88% from 94% in the same period in 2019.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $1,595,046 for the three months ended March 31, 2020 compared to $527,565 for the three months ended March 31, 2019. The $1,067,481 increase in selling, general and administrative expenses in the three months ending March 31, 2020 was primarily the result of an increase in compensation and professional fees related to our increased activities to grow INVOcell around the world. Of this increase, approximately $685,000 was related to non-cash equity based compensation.

Research and Development Expenses

During the three months ended March 31, 2020 we incurred $30,050 for research and development expense. These expenses related to our commencement of our research and development funding efforts in 2020. Excluding the investment in inventory in anticipation of clinical trials.

Interest Expense, Financing Fees

Interest expense and financing fees were $47,873 for the three months ended March 31, 2020 compared to $109,459 for the same period in 2019. The primary reason for the lower interest expenses in the three months ended March31, 2020 was related to the decrease in amortization of the discount Notes Payable.

Income Taxes

Income tax expense was $0 and $0 for the three months ended March 31, 2020 and 2019. The annual forecasted effective income tax rate for 2020 is 0% with a year-to-date effective income tax rate for the three months ended March 31, 2020 of 0%.

Net Loss

The net loss for the three months ended March 31, 2020 was $1,444,392 as compared to a net loss of $458,570 for the same three month period in 2019. The primary reason for the increase in net loss was the result of our increased selling, general and administration expenses.

Throughout the period 2019 to 2020 we incurred annual net losses as we continued to market our product and proprietary process as we endeavored to increase our revenue base.  We expect to continue incurring losses during 2020.

We cannot accurately predict the level of success our key partners will enjoy over the next 12-24 months.  However, INVO Bioscience anticipates that it will continue to launch the INVOcell device and INVO procedure within the U.S. through our agreement with Ferring Pharmaceuticals, and in other parts of the world with new distributor partnerships, IVF centers and physicians.

To achieve our plan, we will require additional financing.  As we expand our distribution base, our costs and expenses for 2020 will likely exceed the cash flow being generated and therefore we will require additional capital to meet our needs. In order to properly fund our operational needs for at least the next 12 months, we recently closed a $2.1 million convertible note financing, including unit purchase options.

Liquidity and Capital Resources

For the three months ended March 31, 2020 and 2019, we had net losses of $1,444,392 and $458,570, respectively. The net loss in 2020 was higher than 2019 due to the increase in selling, general and administrative as the result of an increase in compensation and professional fees partially offset by an increase in product revenue.

We had a working capital deficiency of $1,234,432 in the three months ended March 31, 2020 verses working capital as of December 31, 2019 of $42,330. As of March 31, 2020, our stockholder’s deficiency was $4,435,049 compared to $3,713,595 as of December 31, 2019 and cash used in operations was $863,450 for the three months ended March 31, 2020 compared to cash provided by operations of $3,088,088 for the three months ended March 31, 2019.

Our registered independent certified public accountants  stated in their report dated March 30, 2020, that we have generated, negative cash outflows from operating activities, experienced recurring net operating losses, and are dependent on securing additional equity and debt financing to support our business efforts. As reflected in their audit report, our registered independent certified public accountants indicated that these factors, among others, raise substantial doubt about our ability to continue as a going concern.

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

Cash Flows

The following table shows a summary of our cash flows for the three months ended March 31, 2020 and 2019:

	2020	2019
Cash (used in) provided by:
Operating activities	(863,450)	3,088,088
Investing activities	(25,135)	(48,400)
Financing activities	-	(194,465)

As of March 31, 2020, we had a $350,000 in cash compared to $1,238,585 at December 31, 2019.  Net cash used in operating activities during the three months ended March 31, 2020 was $863,450, as compared to net cash provided by operating activities of $3,077,088 for the three months ended in March 31, 2020.  The decrease in net cash was primarily due to the $4,821,428 increase in deferred revenue as a result of the initial exclusive license and distribution agreement fee received by the Company in January in the three months ended March 31, 2019.

In the three months ended March 31, 2020, cash used in investing activities was $25,135 related to purchases of medical equipment purchases. This compared to $48,400 in investing activities in the three months ended March 31, 2020, to acquire molds for the next generation of the INVOcell.

During the three months ended March 31, 2020 there was no cash provided by or used by financing activities. In the three months ended March 31, 2019, cash used in financing activities was related to cash paid to pay off principle note payments for both related and non-related party loans during the period.

Critical Accounting Policies and Estimates

There have been no material changes in our critical accounting policies or critical accounting estimates since December 31, 2019. For further discussion of our accounting policies see the “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 as well as the notes to the financial statements contained in this Quarterly Report on Form 10-Q.

The accounting policies that reflect our more significant estimates, judgments and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

Revenue Recognition

We recognizes revenue in accordance with ACS 606, when a customer obtains control of promised goods and is recognized at an amount that reflects the consideration expected to be received in exchange for such goods and collectability of the resulting receivable is reasonably assured.

Intangible Assets

Our intangible assets consist of its INVOcell and INVO process patents The Company amortizes its intangible assets with definitive lives over their useful lives, which range up to 20 years, based on the time period the Company expects to receive the economic benefit from these assets. No impairment charge was recorded during the three months period ended March 31, 2020 or 2019.

We continually assesses whether events or changes in circumstances have occurred that may warrant revision of the estimated useful lives of its intangible and indefinite-lived assets or whether the remaining balances of those assets should be evaluated for possible impairment. There were no changes in the carrying value of intangible and indefinite-lived assets during the three months ended March 31, 2020.

Impairment of Long-Lived Assets

Our long-lived assets are its patents which are subject to amortization. The Company evaluates long-lived assets for recoverability whenever events or changes in circumstances indicate that an asset may have been impaired. In evaluating an asset for recoverability, the Company estimates the future cash flow expected to result from the use of the asset and eventual disposition. If the expected future undiscounted cash flow is less than the carrying amount of the asset, an impairment loss, equal to the excess of the carrying amount over the fair value of the asset, is recognized.

We continually assesses whether events or changes in circumstances have occurred that may warrant revision of the estimated useful lives of its intangible and indefinite-lived assets or whether the remaining balances of those assets should be evaluated for possible impairment. There were no changes in the carrying value of intangible and indefinite-lived assets during the three months ended March 31, 2020.

Allowance for Doubtful Accounts Receivable

We performs ongoing credit evaluations of our customers and adjusts credit limits based upon payment history and the customer’s current credit worthiness, as determined by our review of their current credit information. We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. While such credit losses have historically been minimal, within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. A significant change in the liquidity or financial position of any of our significant customers could have a material adverse effect on the collectability of our accounts receivable and our future operating results.

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

Our management, under the supervision and with the participation of our Chief Executive Officer and Acting Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2020, the end of the fiscal period covered by this Form 10Q.  We maintain disclosure controls and procedures that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.  Based upon that evaluation and the identification of the material weakness in the Company’s internal control over financial reporting as of December 31, 2018 (due to limited resources and employees) which has been remediated as of the end of the period December 31, 2019, our Chief Executive Officer and Acting Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report.

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

PART II. OTHER INFORMATION

Item 1.      Legal Proceedings

We did not have any material development for any pending litigation in the three months ended March 31, 2020. Please see our Annual Report on Form 10-K for a description of pending litigation, which Report is incorporated herein by reference.

Item 1A.   Risk Factors

You should carefully review and consider the information regarding certain factors that could materially affect our business, financial condition or future results set forth under “Item 1A.  Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed on March 30, 2020 with the SEC.  There have been no material changes from the factors disclosed in our 2019 Annual Report on Form 10-K, although we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the Securities and Exchange Commission.

Item 2.      Unregistered Issuance of Equity Securities and Use of Proceeds

1.   Effective May 15, 2020, we entered into definitive securities purchase agreements (“Purchase Agreements”) with accredited investors for their purchase of (i) secured convertible notes issued by us in the aggregate original principal amount of $2,105,000 (the “Notes”), and (ii) Unit Purchase Options (“Purchase Options”) to purchase 5,851,900 units (each, a “Unit”), at an exercise price of $0.25 per Unit (subject to adjustments). with each Unit exercisable for (A) one share of our common stock and (B) a 5-year warrant (the “Warrants”) to purchase one share of our common stock at an exercise price of $0.30 (subject to adjustments) (the “Private Placement”).  Each purchaser of a Note will be issued a 5-year Purchase Option to purchase 2.78 Units for each dollar of Notes purchased  Upon closing of the sale of the Notes and Purchase Options (the “Closing”), we are expected to receive proceeds of $2.105 million (of which $1,961,360 was received in cash and $143,640 resulted from cancellation of indebtedness). Tribal Capital Markets, LLC acted as placement agent (the “Placement Agent”) in the Private Placement. The Company received approximately $1.75 million in net proceeds at Closing, after deducting placement agent fees payable to the Placement Agent and investor counsel in connection with the transaction.  The terms of the Private Placement are more fully set forth in the form of Purchase Agreement attached hereto as Exhibit 10.1 and incorporated herein by reference.  The Purchase Options are subject to the terms and conditions of the form of Purchase Option attached hereto as Exhibit 4.2 and incorporated by reference herein.  The Warrants are subject to the terms and conditions of the Form of Warrant attached hereto as Exhibit 4.3 and incorporated by reference herein.

Pursuant to that certain Form of Secured Convertible Note entered into in connection with the Purchase Agreement (the “Form of Note”), interest on such Notes accrues at a rates of ten percent (10%) per annum and is payable either in cash or in shares of the Company’s common stock at the conversion price in the Note on each of the six and twelve month anniversary of the issuance date and on the maturity date of November 15, 2021 (the “Maturity Date”).

All amounts due under the Notes are convertible at any time after the issuance date, in whole or in part (subject to rounding for fractional shares), at the option of the holders into our common stock at a fixed conversion price, which is subject to adjustment as summarized below. The Notes are initially convertible into our common stock at an initial fixed conversion price of $0.18 per share. This conversion price is subject to adjustment for stock splits, combinations or similar events and “full ratchet” anti-dilution provisions, among other adjustments.

Upon any issuance by us of any of our equity securities, including Common Stock, for cash consideration, indebtedness or a combination thereof after the date hereof (a “Subsequent Equity Financing”), each holder shall have the option to convert the outstanding principal and accrued but unpaid interest of its Note into the number of fully paid and non-assessable shares of securities issued in the Subsequent Equity Financing (“Conversion Securities”) equal to the product of unpaid principal, together with the balance of unpaid and accrued interest and other amounts payable hereunder multiplied by 1.1, divided by the price per share paid by the investors for the Conversion Securities.

A Note may not be converted and shares of common stock may not be issued under the Notes if, after giving effect to the conversion or issuance, the holder together with its affiliates would beneficially own in excess of 9.99% of our outstanding ordinary shares.

We  may prepay the Notes at any time in whole or in part by paying a s sum of money equal to 100% of the principal amount to be redeemed, together with accrued and unpaid interest plus a prepayment fee equal to one percent (1%) of the principal amount to be repaid.

The Notes contain customary triggering events including but not limited to: (i) failure to make payments when due under the Notes; and (ii) bankruptcy or insolvency of the Company.  If a triggering event occurs, each holder may require us to redeem all or any portion of the Notes (including all accrued and unpaid interest thereon), in cash.

The Notes are secured by the proceeds from the $3,000,000 milestone payment pursuant to Section 7.2(b) of the Distribution Agreement dated November 12, 2018 between the Obligor and Ferring International Center S.A. (“Ferring”), after such proceeds are actually received by us from Ferring, all pursuant to the terms of a Security Agreement entered into between us and the noteholders under the Securities Purchase Agreement

The Notes are subject to the terms and conditions of the Form of Note attached hereto as Exhibit 4.1 and incorporated herein by reference.  The Security Agreement is subject to the terms and conditions of the Security Agreement attached hereto as Exhibit 10.2 and incorporated herein by reference.

We entered into a Registration Rights Agreement with the holders of the Notes as of the date of Closing (the “Registration Rights Agreement”). Pursuant to the terms of Registration Rights Agreement, the Company has agreed to file with the Securities and Exchange Commission (“SEC”) an initial Registration Statement on Form S-3 (or Form S-1 if S-3 is not available) covering the resale of all of the Registrable Securities (as defined in the Registration Rights Agreement), provided that such initial Registration Statement shall register for resale at least the number of shares of our common stock equal to 100% of the maximum number of shares issuable upon conversion of the Notes and exercise of the Purchase Option (and related warrants)(as of the date such Registration Statement is initially filed with the SEC, with the filing of such initial Registration Statement to occur within 30 days of the Closing  The Registration Rights Agreement is subject to the terms and conditions of the Registration Rights Agreement attached hereto as Exhibit 10.3 and incorporated herein by reference.

The issuance of Notes and Purchase Options was exempt pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended and/or Rule 506 of Regulation D promulgated thereunder.

2.     In March 2020, we issued 50,000 shares of common stock with a fair value of $11,500 in consideration of consulting services rendered.  We did not receive any proceeds from the issuance. The issuance was exempt under Section 4(a)(2) of the Securities Act of 1933, as amended.

3.     In February 2020, we issued 50,000 shares of common stock with a fair value of $11,500 in consideration of consulting services rendered. We did not receive any proceeds from the issuance. The issuance was exempt under Section 4(a)(2) of the Securities Act of 1933, as amended.

Item 3.      Defaults Upon Senior Securities

None.

Item 4.      Reserved

Item 5.      Other Information

None.

Item 6.      Exhibits

4.1	Form of Secured Convertible Note
4.2	Form of Unit Purchase Option
4.3	Form of Warrant
10.1	Form of Securities Purchase Agreement
10.2	Form of Security Agreement
10.3	Form of Registration Rights Agreement
31.1	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications of Principal Executive Officer and Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019, (ii) Consolidated Statements of Operations for the three months ended March 31, 2020 and 2019, (iii) Consolidated Statements of Stockholders’ Deficiency for the three months ended March 31, 2020 and 2019, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2020 and 2019, and (v) Notes to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 15, 2020.

INVO Bioscience, Inc.

Date: May 15, 2020	By:	/s/ Steven Shum
Steven Shum, Chief Executive Officer
(Principal Executive Officer)
Date: May 15, 2020	By:	/s/ Debra Hoopes
Debra Hoopes, Acting Chief Financial Officer
(Acting Principal Financial and Accounting Officer)