Form 10-Q
period 2020-06-30
INVO Bioscience, Inc.
filed 2020-08-13
CIK 1417926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Shares of common stock, par value $.0001 per share:  7,900,255 shares outstanding as of August 13, 2020.

INVO BIOSCIENCE, INC.

FORM 10-Q

FOR THE QUARTER ENDED June 30, 2020

PART I.  FINANCIAL INFORMATION

Item 1.       Financial Statements

INVO BIOSCIENCE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2020	2019
ASSETS	(unaudited)
Current assets
Cash	$1,503,951	$1,238,585
Accounts receivable net	71,199	7,558
Inventory, net	244,108	101,387
Prepaid expenses and other current assets	221,790	195,910
Total current assets	2,041,048	1,543,440

Property and equipment, net	108,528	93,055

Other Assets:
Capitalized patents, net	6,331	7,234
Lease right of use, net	90,785	101,883
Trademark	59,069	49,867
Total other assets	156,185	158,984

Total assets	$2,305,761	$1,795,479

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities
Accounts payable and accrued liabilities, including related parties	$309,460	$371,530
Accrued compensation	575,174	393,017
Deferred revenue	714,286	714,286
Current portion of lease liability	22,049	21,365
Income taxes payable	-	912
Total current liabilities	1,620,969	1,501,110

Lease liability, net of current portion	70,326	81,494
Deferred revenue	3,214,286	3,571,429
Convertible notes, net of discount	997,911	325,784
Convertible notes, net of discount – related party	-	28,824
Deferred tax liability	433	433

Total liabilities	5,903,925	5,509,074

Stockholders’ deficiency
Preferred Stock, $.0001 par value; 100,000,000 shares authorized; No shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	-	-
Common Stock, $.0001 par value; 200,000,000 shares authorized; 7,900,255 and 7,815,806 issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	790	782
Additional paid-in capital	23,057,085	20,174,389
Accumulated deficit	(26,656,039)	(23,888,766)
Total stockholders’ deficiency	(3,598,164)	(3,713,595)

Total liabilities and stockholders' deficiency	$2,305,761	$1,795,479

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INVO BIOSCIENCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30,	June 30,	June 30,	June 30,
	2020	2019	2020	2019

Revenue:
Product revenue	$67,500	$480,067	$147,500	$490,927
License revenue	178,572	178,571	357,143	357,143

Total Revenue	246,072	658,638	504,643	848,070

Cost of Goods Sold	21,170	55,282	51,164	66,260

Gross Margin	224,902	603,356	453,479	781,810

Research and development	34,890	-	64,940	-
Selling, general and administrative expenses	1,252,939	669,152	2,847,985	1,196,717
Total operating expenses	1,287,829	669,152	2,912,925	1,196,717

Loss from operations	(1,062,927)	(65,796)	(2,459,446)	(414,907)

Interest expense	259,954	175,756	307,827	285,215
Total other expenses	259,954	175,756	307,827	285,215

Loss before income taxes	(1,322,881)	(241,552)	(2,767,273)	(700,122)

Provision for income taxes	-	-	-	-

Net Loss	$(1,322,881)	$(241,552)	$(2,767,273)	$(700,122)

Basic net loss per weighted average shares of common stock	$(0.17)	$(0.03)	$(0.35)	$(0.09)

Diluted net loss per weighted average shares of common stock	$(0.17)	$(0.03)	$(0.35)	$(0.09)

Basic weighted average number of shares of common stock	7,892,707	7,763,048	7,880,751	7,743,685

Diluted weighted average number of shares of common stock	7,892,707	7,763,048	7,800,751	7,743,685

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INVO BIOSCIENCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

(unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance, December 31, 2018	7,714,625	$772	$18,996,227	$(21,721,222)	$(2,724,223)
Common stock issued for services	3,000	-	26,600	-	26,600
Conversion of notes payable	59,681	6	238,717	-	238,723
Net loss for the six months ended June 30, 2019	-	-	-	(700,122)	(700,122)
Balance, June 30, 2019 (unaudited)	7,777,306	$778	$19,261,544	$(22,421,344)	$(3,159,022)

Balance, December 31, 2019	7,815,806	$782	$20,174,389	$(23,888,766)	$(3,713,595)
Common stock issued to directors and employees	70,411	7	345,965	-	345,972
Common stock issued for services	14,000	1	60,799	-	60,800
Stock options issued to directors and employees as compensation	-	-	596,390	-	596,390
Discount on convertible notes	-	-	1,879,542	-	1,879,542
Rounding shares as a result of reverse stock split	38	-	-	-	-
Net loss for the six months ended June 30, 2020	-	-	-	(2,767,273)	(2,767,273)
Balance, June 30, 2020 (unaudited)	7,900,255	$790	$23,057,085	$(26,656,039)	$(3,598,164)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INVO BIOSCIENCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six	For the Six
	Months Ended	Months Ended
	June 30,	June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(2,767,273)	$(700,122)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Non-cash stock compensation issued for services	60,800	26,600
Non-cash stock compensation issued to employees	345,972	-
Fair value of stock options issued to employees	596,390	-
Amortization of discount on notes payable	208,071	256,703
Amortization of discount on notes payable options	15,555	-
Amortization of discount on notes payable warrants	18,742	-
Amortization of discount on notes payable issuance costs	20,577	-
Amortization of leasehold right of use asset	11,098	3,614
Depreciation and amortization	5,958	3,465
Changes in assets and liabilities:
Accounts receivable	(63,641)	(14,315)
Inventory	(142,721)	(32,962)
Prepaid expenses and other current assets	(25,880)	53,974
Accounts payable and accrued expenses	(62,070)	1,280
Leasehold liability	(10,484)	(3,370)
Deferred revenue	(357,143)	4,636,937
Accrued interest	(49,610)	24,458
Accrued compensation	182,157	(1,546,030)
Income taxes payable	(912)	-
Net cash provided by (used in) operating activities	(2,014,414)	2,710,232

Cash from investing activities:
Payments to acquire property, plant and equipment	(20,528)	(64,839)
Payments to acquire trademarks	(9,202)	-
Net cash (used in) investing activities	(29,730)	(64,839)

Cash from financing activities:
Proceeds from the sale of notes payable	2,644,510	-
Principal payments on notes payable - related parties	(40,000)	(62,743)
Principal payment on notes payable	(295,000)	(131,722)
Net cash provided by (used in) financing activities	2,309,510	(194,465)

Increase in cash and cash equivalents	265,366	2,450,928

Cash and cash equivalents at beginning of period	1,238,585	212,243

Cash and cash equivalents at end of period	$1,503,951	$2,663,171

Supplemental disclosure of cash flow information:

Cash paid during the period for:

Interest	$78,456	$9,823

Taxes	$1,062	$-

Leasehold right of use asset and leasehold liability upon adoption of ASU 2016-02, lease (Topic 842)	$-	$116,441

Common stock issued upon note payable and accrued interest conversion	$-	$238,723

Beneficial conversion feature on convertible notes	$182,460	$-

Fair value of shares issued with debt	$767,160	$-

Fair value of warrants issued with debt	$882,629	$-

Fair value of warrants issued related to debt placement	$47,293	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INVO BIOSCIENCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

(unaudited)

Note 1 – Basis of Presentation

The accompanying unaudited condensed consolidated balance sheets as of June 30, 2020 and December 31, 2019, the condensed consolidated statements of operations and stockholders’ deficiency for the three and six months ended June 30, 2020 and 2019,  and cash flows for the six months ended June 30, 2020 and 2019 of INVO Bioscience, Inc. (the “Company”), and the related information contained in these notes have been prepared by management and are unaudited. In the opinion of management, all adjustments (which include normal recurring and nonrecurring items) necessary to present fairly the Company’s financial position, results of operations and cash flows in conformity with generally accepted accounting principles for the periods presented have been made. Interim operating results are not necessarily indicative of operating results for a full year.

The preparation of our unaudited condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Certain information and note disclosures normally included in the Company’s annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s December 31, 2019 Annual Report on Form 10-K previously filed by the Company with the Securities and Exchange Commission (“SEC”) on March 30, 2020.

The Company considers events or transactions that have occurred after the unaudited condensed consolidated balance sheet date of June 30, 2020, but prior to the filing of the unaudited condensed consolidated financial statements with the SEC on this Quarterly Report on Form 10-Q, to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure, as applicable. Subsequent events have been evaluated through the date of the filing of this Quarterly Report on Form 10-Q with the SEC.

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

INVO BIOSCIENCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

(unaudited)

Note 3 – Going Concern

On January 14, 2019, the Company entered into a distribution agreement (the “Distribution Agreement”) with Ferring International Center S.A. (“Ferring”) which granted Ferring an exclusive licensing rights to sublicense the Company’s patented INVOcell together with the retention device for the U.S. market. Under the terms of the Distribution Agreement, Ferring made an initial cash payment to the Company of $5,000,000 upon the execution of the Ferring distribution agreement in January 2019.

For the six months ended June 30, 2020 and 2019, the Company had net losses of $2,767,273 and $700,122, respectively. The Company had a working capital of $420,079 in the six months ended June 30, 2020 versus working capital as of December 31, 2019 of $42,330. As of June 30, 2020, our stockholder’s deficiency was $3,598,164 compared to $3,713,595 as of December 31, 2019 and cash used in operations was $2,014,414 for the six months ended June 30, 2020 compared to cash provided by operations of $2,710,232 for the six months ended June 30, 2019. Those factors raise substantial doubt about the Company’s ability to continue as a going concern.

Based on our projected cash needs, we will be dependent on generating sufficient sales, entering into new distribution agreements, or raising additional debt or equity capital to support our plans over the next 12 months.

Note 4 – Inventory

As of June 30, 2020, and December 31, 2019, the Company recorded the following inventory balances:

	June 30, 2020	December 31, 2019
Raw Materials	$111,494	$44,333
Work in Process	-	55,502
Finished Goods	132,614	1,552
Total Inventory, net	$244,108	$101,387

Note 5 – Property and Equipment

The estimated useful lives and accumulated depreciation for furniture, equipment and software are as follows as of June 30, 2020 and December 31, 2019:

Estimated Useful Life
Manufacturing equipment	6 to 10 years
Medical equipment	10 years
Office equipment	3 to 7 years

	June 30, 2020	December 31, 2019
Manufacturing Equipment	$132,513	$132,513
Medical equipment	20,528	-
Office equipment	2,689	2,689
Accumulated Depreciation	(47,202)	(42,147)
Total	$108,528	$93,055

During the three months ended June 30, 2020 and 2019, the Company recorded depreciation expense of $2,527 and $39, respectively.

During the six months ended June 30, 2020 and 2019, the Company recorded depreciation expense of $5,055 and $1,176, respectively.

INVO BIOSCIENCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

(unaudited)

Note 6 – Patents

As of June 30, 2020, and December 31, 2019, the Company recorded the following patent balances:

	June 30, 2020	December 31, 2019
Total Patents	$77,722	$77,722
Accumulated Amortization	(71,391)	(70,488)
Patent costs, net	$6,331	$7,234

During the three months ended June 30, 2020 and 2019, the Company recorded $451 and $1,455 in amortization expenses respectively.

During the six months ended June 30, 2020 and 2019, the Company recorded $903 and $2,269 in amortization expenses respectively.

Estimated amortization expense as of June 30, 2020 is as follows:

Years ended December 31,
2020 – remaining six months	$906
2021	1,809
2022	1,809
2023 and thereafter	1,807
Total	$6,331

As of June 30, 2020, and December 31, 2019, the Company recorded the following trademarks balances:

	June 30, 2020	December 31, 2019
Total Trademarks	$59,069	$49,867
Accumulated Amortization	-	-
Trademarks, net	$59,069	$49,867

The increase in the trademark assets of $9,202 was the result of additional legal fees.

The trademarks have an indefinite life, so no amortization expense is calculated. Trademarks are periodically reviewed for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable.  The Trademark assets were created in 2019, and no material adverse changes have occurred since their creation.

Note 7 - Leases

The Company has an operating lease for our facility, which have remaining terms 5 years with an option to renew for 3 additional years. They also do not have an early termination clause included. Our operating lease agreements do not contain any material restrictive covenants.

INVO BIOSCIENCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

(unaudited)

As of June 30, 2020, the Company's lease components included in the consolidated balance sheet were as follows:

Lease component	Classification	June 30, 2020
Assets
ROU assets - operating lease	Other assets	$90,785

Total ROU assets		$90,785

Liabilities
Current operating lease liability	Current liabilities	$22,049

Long-term operating lease liability	Other liabilities	70,326

Total lease liabilities		$92,375

Rent expense is recognized on a straight-line basis over the life of the lease. Rent expense consists of the following:

Six months ended
June 30, 2020
Operating lease costs	$12,576
Short term lease cost	-

Total rent expense	$12,576

Future minimum lease payments under non-cancellable leases were as follows:

June 30, 2020
2020 - remaining 6 months	$12,199
2021	24,886
2022	25,633
2023	26,402
2024	8,886
Total future minimum lease payments	$98,006
Less: Interest	5,631
Total operating lease liabilities	$92,375

Current operating lease liability	$22,049
Long-term operating lease liability	70,326
Total operating lease liabilities	$92,375

Note 8 – Notes Payable

 Notes Payable

In August 2016, the Company converted a long-time vendor’s outstanding accounts payable balance of $131,722 into a Promissory Note with a three year term that accrues interest at 5% per annum. The note provides for interest only payments on the first and second anniversaries of the note. The note is payable in full along with any outstanding accrued interest on August 9, 2019. The Company has the right to prepay the note at any time without a premium or penalty which it did in January 2019.  The interest on this note for the six months ended June 30, 2019 was $489. The Note and all accrued interest were paid in full and as of June 30, 2020, the balance is $0.

INVO BIOSCIENCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

(unaudited)

2018 Convertible Notes Payable

In April and May 2018, the Company issued convertible notes (the “2018 Convertible Notes”) payable to investors in the aggregate principal amount of $895,000. The 2018 Convertible Notes accrued interest at the rate of 9% per annum which is paid in stock. The 2018 Convertible Notes, with an aggregate principal amount of $550,000, were due on January 30, 2021, and 2018 Convertible Notes with an aggregate principal amount of $345,000 were due on March 31, 2021. The notes were convertible into shares of common stock at a price of $4.00 per share, provided, that if the Company completes a subsequent equity financing, the holders of the 2018 Convertible Notes could elect to convert the notes in shares of our common stock at a price equal to 75% of the price paid per share in such subsequent equity financing. During the fourth quarter of 2018, three note holders converted their notes with a value of $200,000 into 52,770 shares of common stock. During the six months ended June 30, 2019, 2 note holders converted principal and accrued interest of $235,000 and $3,723, respectively, into 59,681 shares of common stock.

At inception of issuance, the Company calculated a beneficial conversion feature of the 2018 Convertible Notes in the form of a discount of $895,000; In May 2020, the remaining balance of $396,044, which included the principal balance of $420,000, accrued interest of $94,419, and the conversion discount of $118,375, was repaid. As part of the extinguishment of the 2018 Convertible Notes, the Company issued 2020 Convertible Notes (as described below) to two remaining holders in the amount of 143,640. The remaining balance related to these notes was $116,693, which was comprised of a principal balance of $125,000, accrued interest of $23,318, net of the remaining discount of $31,625. In accordance with ASC 470, the extinguishment for these two holders was accounted for as a modification and no gain or loss was recorded. In May 2020, the remaining balance of $35,483 held by related parties, which included the principal balance of $40,000, accrued interest of $7,355, and conversion discount of $11,872, was repaid.

2020 Convertible Notes Payable

In May and June 2020, the Company issued convertible notes (the “2020 Convertible Notes”) payable to investors in the aggregate principal amount of $3.1 million. The 2020 Convertible Notes accrue interest at the rate of 10% per annum and are due in November and December 2021. The Company calculated a beneficial conversion feature of approximately $182,000 and also incurred professional fees of approximately $324,000 related to this issuance resulting in a total discount related to these two items of approximately $506,000. The notes are convertible into shares of common stock at an exercise price of $3.60 per share, provided, that if the Company completes a subsequent equity financing, the holders of the 2020 Convertible Notes can elect to convert the principal and any accrued but unpaid interest the notes in shares of our common stock at a price equal to the price paid per share in such subsequent equity financing.

In connection with the issuance of the 2020 Convertible Notes, the Company also issued 430,017 unit purchase options to purchase 430,017 units at an exercise price of $5.00 per unit, with each unit consisting of one share of common stock and one warrant to purchase common stock at an exercise price of $6.00 per share. The units and warrants are exercisable for a period of five (5) years from the date of issuance, are subject to a downward provision if the Company issues securities at a lower price, and warrant holders have a right to require the Company to pay cash in the case of a fundamental transaction. In accordance with ASC 815, the Warrants and Options issued in this period were determined to require equity treatment.

In connection with the recent convertible note private placement, INVO agreed to issue the Placement Agent and the selling agent 5-year warrants to purchase 10,800 shares of our common stock at an exercise price of $3.60.

Of the $3.1 in net proceeds received in the offering at June 30, 2020, $1.7 million was allocated to the unit purchase options issued to investors based on their relative fair value. This amount represented a discount on the debt and additional paid-in-capital at the date of issuance.

INVO BIOSCIENCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

(unaudited)

Note 9 – Notes Payable and Other Related Party Transactions

In April 2011, the Company issued a new short-term convertible note (“Q211 Note”) payable to James Bowdring in the amount of $50,000.  The Note carries a 10% interest rate.  The Company paid $25,000 of the Note in 2011 in cash. The Q211 Note is convertible into Common Stock of the Company at a conversion price of $0.60 per share, subject to adjustments.  During the three and six months ended June 30, 2019, the Company accrued interest in the amount of $623 and $1,239 on the Q211 Note, respectively.

 In November 2011, the Company issued a new convertible note (“Q411 Note”) payable to James Bowdring in the amount of $10,000.  The Q411 Note carries a 10% interest rate. The Q411 Note was converted into Common Stock of the Company at a conversion price of $0.20 per share, subject to adjustments.   During the three and six months ended June 30, 2019, the Company accrued interest in the amount of $249 and $496 on the Q411 Note, respectively.

On August 7, 2019, the Company sent James Bowdring, a related party, a check in the amount of $65,197 as full payment under those certain promissory notes dated April 8, 2011 and November 9, 2011.  On August 8, 2019, Mr. Bowdring’s legal counsel returned this check with a letter stating that the check did not properly account for the compound interest identified in such notes.  In addition, the letter stated Mr. Bowdring’s desire to convert these promissory notes into shares of the Company’s common stock in lieu of any cash payment.  The Company does not believe that Mr. Bowdring has the right to convert such notes upon receiving payment of such notes and intends to vigorously contend any conversion of these notes.  The 10% Senior Secured Convertible Promissory Notes were issued on April 8, 2011 and November 9, 2011, with maturity dates thirty days subsequent to the dates of issuance.  Interest was calculated at 10% per annum, compounded based on a 360-day year. Investors had the option to convert any unpaid principal and accrued interest into shares of Company’s common stock original conversion prices of $.60 and $.20, respectively, subject to adjustments upon the Company’s issuances of stock at prices less than the original conversion prices during the 24-months after issuance of each note (i.e. currently $0.13).

In May 2018, James Bowdring and his children participated in the “2018 Convertible Notes” offerings in the aggregate principal amount of $40,000. The 2018 Convertible Notes accrue interest at the rate of 9% per annum which is paid in stock. These Notes are due on March 31, 2021. The notes are convertible into shares of common stock at a price of $4.00 per share, provided, that if the Company completes a subsequent equity financing, the holders of the 2018 Convertible Notes can elect to convert the notes in shares of our common stock at a price equal to 75% of the price paid per share in such subsequent equity financing. During the three months ending June 30, 2020 and 2019, $483 and $875 of interest was accrued respectively. In addition, $1,380 and $1,785 of interest was accrued in the six months ended June 30, 2020 and 2019, respectively.

In May 2018, the Company sold 7,500 shares of common stock at a price of $4.00 per share for proceeds of $30,000 to Charles Mulrey and family, the brother-in-law of Robert J. Bowdring, Director & Acting Chief Financial Officer as part of the recent financing.

During the second quarter of 2018, INVO Bioscience settled a commitment it had with one of its Directors, Dr. Kevin Doody for the services he and his team performed prior to and following INVOcell’s FDA clearance related to clinical guidance and support. The Company issued him 150,000 common shares of stock with a fair value of $1,530,000.

The Company previously rented its corporate office from Forty Four Realty Trust which is owned by James Bowdring, the brother of former Director and interim CFO, Robert Bowdring from November 2012 through May 2019 when the company relocated to a new facility. It was a month to month rental arrangement for less than the going fair market real estate rental rate. The rent expense paid for the six months ended June 30, 2020 and 2019 was $0 and $1,800 respectively. In addition, the Company had purchased stationary supplies and marketing items at discounted rates from Superior Printing & Promotions which is also owned by James Bowdring and is in the same building as our former corporate office. INVO Bioscience spent $0 and $5,256 with Superior during the three months ended June 30, 2020 and 2019, respectively. In addition, INVO Bioscience spent $0 and $6,034 in the six months ended June 30, 2020 and 2019, respectively.

INVO BIOSCIENCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

(unaudited)

Principal balances of the Related Party loans were as follows:

	June 30, 2020	December 31, 2019

James Bowdring Family – 2018 Convertible Notes	-	45,975
Less discount	-	(17,151)
Total, net of discount	$-	$28,824

Interest expense on the Related Party loans was $1,769 and $1,770 for the three months ended June 30, 2020 and 2019, respectively. In addition, $3,520 and $3,520 of interest expense was recorded in the six months ended June 30, 2020 and 2019, respectively.

Accounts payable and accrued liabilities balances include accrued directors fees, expenses reports for management and employees for expenses they paid for personally related to travel or normal business expenses.

	June 30,	December 31,
	2020	2019
Accounts payable and accrued liabilities	$25,000	$13,018

Note 10 – Stockholders’ Equity

Reverse Stock Split

On December 16, 2019, the Company’s stockholders approved a reverse stock split at a ratio of between 1-for 5 and 1-for-25, with discretion for the exact ratio to be approved by the Company’s board of directors. On February 19, 2020, the Company’s board of directors approved a reverse stock split of the Company’s common stock at a ratio of 1-for-20. On May 21, 2020, we filed a certificate of change (with an effective date of May 26, 2020) with the Nevada Secretary of State pursuant to Nevada Revised Statutes 78.209 to effectuate a 1-for-20 reverse stock split of its outstanding common stock. On May 22, 2020, the Company received notice from FINRA/OTC Corporate Actions that the reverse split would take effect at the open of business on May 26, 2020.

Six Months Ended June 30, 2020

In January 2020, the Company issued 50,000 shares of common stock under its 2019 Stock Incentive Plan with a fair value of $221,400 to an officer.

In February 2020, the Company issued 5,000 shares of common stock under its 2019 Stock Incentive Plan with a fair value of $24,750 to an employee of which $8,251 was amortized in the six months ended June 30, 2020.

In February 2020, the Company issued 4,955 shares of common stock under its 2019 Stock Incentive Plan with a fair value of $25,000 to a board member.

In February 2020, the Company issued 4,956 shares of common stock under its 2019 Stock Incentive Plan with a fair value of $25,000 to a board member.

In February 2020, the Company issued 3,000 shares of common stock under its 2019 Stock Incentive Plan with a fair value of $15,000 for services.

In February 2020, pursuant to Section 4(a)(2) of the Securities Act of 1933 as amended (the “Securities Act”), the Company issued 2,500 shares of common stock with a fair value of $11,500 in consideration of consulting services rendered.  We did not receive any proceeds from the issuance.

INVO BIOSCIENCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

(unaudited)

In March 2020, pursuant to Section 4(a)(2) of the Securities Act, the Company issued 2,500 shares of common stock with a fair value of $11,500 in consideration of consulting services rendered.  We did not receive any proceeds from the issuance.

In May 2020, pursuant to Section 3(a)(9) of the Securities Act, the Company issued 38 shares of common stock as the result of the rounding on the reverse stock split.  We did not receive any proceeds from the issuance.

In May 2020, the Company issued 5,500 shares of common stock under its 2019 Stock Incentive Plan with a fair value of $25,930 to an employee of which $6,322 was amortized in the six months ended June 30, 2020.

In June 2020, pursuant to Section 4(a)(2) of the Securities Act, the Company issued 6,000 shares of common stock with a fair value of $22,800 in consideration of consulting services rendered.  We did not receive any proceeds from the issuance.

Six Months Ended June 30, 2019

In January 2019, pursuant to Section 4(a)(2) of the Securities Act, the Company issued 3,000 shares of common stock with a fair value of $26,600 to service providers.

In February 2019, pursuant to Section 4(a)(2) of the Securities Act, the Company issued 13,431 shares of common stock for conversion of notes payable and accrued interest in the amount of $53,723.

In April 2019, pursuant to Section 4(a)(2) of the Securities Act, the Company issued 40,000 shares of common stock for conversion of notes payable in the amount of $160,000.

In May 2019, pursuant to Section 4(a)(2) of the Securities Act, the Company issued 6,250 shares of common stock for conversion of notes payable in the amount of $25,000.

Note 11 – Stock Options and Warrants

Equity Incentive Plans

In October 2019, the Company adopted its 2019 Stock Incentive Plan (the "2019 Plan"). Under the 2019 Plan, the Company’s Board of Directors is authorized to grant both incentive and non-statutory stock options to purchase common stock and restricted stock awards to its employees, directors, and consultants. The 2019 Plan initially provided for the issuance of 800,000 shares. However, in January 2020, under the terms of the plan, the number of available shares issuable increased to 1,268,948 shares as the aggregate number of shares under the Plan automatically increases on January 1st of each year, in an amount equal to six percent (6%) of the total number of shares of the Company’s common stock outstanding on December 31st of the preceding calendar year.

Options generally have a life of 3 to 10 years and exercise price equal to or greater than the fair market value of the Common Stock as determined by the Company’s Board of Directors.

Vesting for employees typically occurs over a three-year period or based on performance objective.

INVO BIOSCIENCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

(unaudited)

The following table sets forth the activity of the options to purchase common stock under the 2019 Plan. The prices represent the closing price of the Company’s Common Stock on the OTCQB Market on the respective dates.

	Options Outstanding					Options Exercisable
	Number of Shares	Price per Share Range	Weighted Average Exercise Price		Aggregate Intrinsic Value (1)	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)
Balance at December 31, 2019	416,030	$5.20-5.80	$5.20		$-	18,009	$5.20	$-
Forfeited	-	$-	$-		-	-	-	-
Vested	-	-		-	-	155,041	4.66	-
Exercised	-	$-	$-		-	-	-	-
Granted	265,280	$4.20-5.20	$4.44		-	-	-	-
Balance at June 30, 2020	681,310	$4.20-5.80	$4.93		$-	173,050	$4.71	$-

(1)	The intrinsic value of an option represents the amount by which the market value of the stock exceeds the exercise price of the option of in-the-money options only.

The fair value of each option granted is estimated as of the grant date using the Black-Scholes option pricing model with the following assumptions:

Six Months ended June 30,
	2020	2019
Risk-free interest rate range	0.48 to 1.65%	-%
Expected life of option-years	5.20 to 5.77	-
Expected stock price volatility	110.8 to 128.0%	-%
Expected dividend yield	-%	-%

The risk-free interest rate is based on U.S. Treasury interest rates, the terms of which are consistent with the expected life of the stock options. Expected volatility is based upon the average historical volatility of the Company’s common stock over the period commensurate with the expected term of the related instrument. The expected life and estimated post-employment termination behavior is based upon historical experience of homogeneous groups, executives and non-executes, within our company. We do not currently pay dividends on our common stock nor do we expect to in the foreseeable future.

		Options Outstanding			Options Exercisable
	Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price of Options Exercisable
Year ended December 31, 2019	$5.20-5.80	416,303	2.6	$5.20	18,009	$5.20
Six Months ended June 30, 2020	$4.20-5.80	681,310	3.2	$4.66	173,050	$4.71

INVO BIOSCIENCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

(unaudited)

	Total Intrinsic Value of Options Exercised	Total Fair Value of Options Vested
Year ended December 21, 2019	-	69,787
Six months ended June 30, 2020	$-	$596,390

For the six months ended June 30, 2020, the weighted average grant date fair value of options granted was $4.02 per share. The Company estimates the fair value of options at the grant date using the Black-Scholes model. For all stock options granted through June 30, 2020, the weighted average remaining service period is 3.2 years.

The Company recognized $211,165 and $0 in stock-based compensation expense, which is recorded in selling, general and administrative expenses on the consolidated statement of operations for the three months ended June 30, 2020 and 2019, respectively. In addition, the Company recognized $592,640 and $0 in stock-based compensation expense, which is recorded in selling, general and administrative expenses on the consolidated statement of operations for the six months ended June 30, 2020 and 2019, respectively. Unamortized stock option expense at June 30, 2020 that will be amortized over the weighted-average remaining service period totaled $1,588,498.

Restricted Stock and Restricted Stock Units

In the six months ended June 30, 2020, the Company issued 69,912 of restricted stock, to certain employees and directors. Shares issued to employees and directors vest over a time frame from immediate to 1 year. In the six months ended June 30, 2020, 57,895 shares of restricted stock vested.

The following table summarizes our aggregate restricted stock awards and restricted stock unit activity during the six months ended June 30, 2020:

	Number of Unvested Shares	Weighted Average Grant Date Fair Value	Aggregate Value of Unvested Shares

Balance at December 31, 2019	16,667	$6.00		$100,000
Granted	70,412	$4.57		$322,080
Vested	(67,956)	$4.72		$(320,971)
Forfeitures	(-)	$-	$	(-)
Balance at June 30, 2020	19,123	$5.29		$101,109

The Company recognized $55,008 and $320,971 respectively in stock-based compensation expense, which is recorded in selling, general and administrative expenses on the consolidated statement of operations for the three and six months ended June 30, 2020, and we will recognize $101,109 over the remaining requisite service period.

Warrants

In connection with the issuance of the 2020 Convertible Notes, the Company also issued 430,017 unit purchase options to purchase 430,017 units at an exercise price of $5.00 per unit, with each unit consisting of one share of common, and a warrant to purchase one share of common stock at an exercise price of $6.00 per share. The units and warrants are exercisable for a period of five (5) years from the date of issuance, are subject to a downward provision if the Company issues securities at a lower price, and warrant holders have a right to require the Company to pay cash in the case of a fundamental transaction. In accordance with ASC 815, the Warrants and Options issued in this period were determined to require equity treatment and $767,160 related to the options and $882,629 related to warrants was recorded in equity in the six months ended June 30, 2020.

In connection with the recent convertible note private placement, the Company agreed to issue the Placement Agent and the selling agent 5-year warrants to purchase 10,800 shares of our common stock at an exercise price of $3.60. In the six months ended June 30, 2020, $47,293 was recorded in equity related to these warrants.

INVO BIOSCIENCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

(unaudited)

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

Income tax expense was $0 and $0 for the ix months ended June 30, 2020 and 2019. The annual forecasted effective income tax rate for 2020 is 0% with a year-to-date effective income tax rate for the three and six months ended June 30, 2020 respectively of 0%.

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

The 10% Senior Secured Convertible Promissory Notes were issued on April 8, 2011 and November 9, 2011, with maturity dates thirty days subsequent to the dates of issuance.  Interest was calculated at 10% per annum, compounded based on a 360-day year. Investors had the option to convert any unpaid principal and accrued interest into shares of Company’s common stock original conversion prices of $0.60 and $0.20, respectively, subject to adjustments upon the Company’s issuances of stock at prices less than the original conversion prices during the 24-months after issuance of each note (i.e. currently $0.1300).

The Company does not currently expect the above matter to have a material adverse effect upon either our results of operations, financial position, or cash flows.

INVO BIOSCIENCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

(unaudited)

B)	Employee Agreements

On October 10, 2019, the Company entered into an agreement with our newly appointed CEO, Steve Shum. The Company agreed to pay Mr. Shum an annual salary of $260,000. In addition, Mr. Shum is eligible to earn bonus compensation of up to $75,000 bonus upon a successful up-listing to the NASDAQ exchange. All other bonus amounts will be determined by the Board of Directors, in their sole discretion. In addition to his base salary and performance bonus, the Company granted Mr. Shum: (i) 20,000 shares of our common stock and (ii) a three-year option to purchase 324,159 shares of our common stock at an exercise price of $5.10 per share.  These options will vest monthly over a 3-year period.

On January 15, 2020, the Company entered into an employment agreement (the “Employment Agreement”) with Michael Campbell to continue serving as the Company’s Chief Operating Officer and Vice President of Business Development, a position he has held since February 2019. Mr. Campbell’s compensation will consist of an annual base salary of $220,000, and a target annual incentive bonus of up to 50% of his base salary if the Company achieves goals and objectives determined by the board of directors.

In connection with the Employment Agreement, on January 17, 2020, the Company granted Mr. Campbell 50,000 shares of Company common stock, and an option to purchase 200,000 shares of Company common stock (the “Option”) at an exercise price of $4.2756 per share. One quarter of the Option vested upon grant, and the remainder vests in monthly increments over a period of two years from the date of grant.

The Company has entered into a consulting agreement with Shine Management, Inc. through which it is receiving outsourced accounting and the support of its acting CFO, Debra Hoopes. Debra is the CFO and Chief Administrative Officer of Shine Management, Inc. and Management Services Company in Charlottesville, VA.

Note 14 – Contracts with Customers

The Company has adopted ASC 606, Revenue from Contracts with Customers effective January 1, 2018 using the modified retrospective method applied to those contracts which were not substantially completed as of January 1, 2018. These standards provide guidance on recognizing revenue, including a five-step model to determine when revenue recognition is appropriate. The standard requires that an entity recognize revenue to depict the transfer of control of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Revenues for 2018 are reported under ASC 606, while prior period amounts are not adjusted and continue to be reported under ASC 605, Revenue Recognition.

Revenues for products, including: INVOcell®, INVO TM Retention System, and INVO Microscope Holding Block are typically recognized at the time the product is shipped, at which time the title passes to the customer, and there are no further performance obligations. Revenues from consignment are recognized when the medical device is shipped from the Consignor to the customer.

In January 2019, the Company announced a U.S. license and distribution agreement with Ferring International Center S.A. (“Ferring”) and as a result took a significant step to strengthen the Company that the Company believes will allow it to implement our overall business plan. The Company believes that this strategic partnership with a strong reproductive organization such as Ferring Pharmaceuticals will provide it with the necessary sales and marketing resources within the United States to expand the market and help reach all of those couples not receiving reproductive treatments today.  The agreement calls for the issuance of an initial upfront payment of $5,000,000 which the Company received upon the signing of the agreement and then subsequent licensing fee payment of $3,000,000 that will provide the Company with a source of non-dilutive financing to execute the Company’s plan. Under the terms of the agreement we can pursue developing international markets and as well as partnering and opening INVO-only reproductive centers within the U.S. market. The Company believes this major milestone and agreement is a critical step that allows the Company to implement its mission of expanding access to care in the fertility marketplace. The initial upfront payment of $5,000,000 which we received upon the signing of the agreement is being recognized to income over the 7 year term.

INVO BIOSCIENCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

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

The Ferring license was deemed to be a functional license that provide customers with a “right to access” to the Company’s intellectual property during the subscription period and, accordingly, revenue is recognized over a period of time, which is generally the subscription period. During the three months and six months ended June 30, 2020, the Company recognized $178,572 and $357,143, respectively, related to the Ferring license agreement.

As of June 30, 2020, and December 31, 2019, the Company had deferred revenues of $3,928,572 and $4,285,715, respectively.

On September 20, 2019, the Company entered into an exclusive distribution agreement with Quality Medicines, Cosmetics & Medical Equipment Import for the territories of Sudan, Uganda and Ethiopia. This distribution agreement has a term of one year and may be extended by mutual agreement and is based on wholesale prices. Quality Medicines is required to register the Company’s product in each of these countries.

On September 11, 2019, the Company entered into an exclusive distribution agreement with G-Systems Limited registered in Nigeria. In the territories of Nigeria. This distribution agreement has a term of one year and may be extended by mutual agreement and is based on wholesale prices. G-Systems is required to register the Company’s produce in Nigeria.

On November 12, 2019, the Company announced we had entered into exclusive distribution agreements with Biovate a Jordanian company for the territory of Jordan and Orcan Medical for the territory of Turkey. This agreement has a term of one year with extensions by mutual agreement. Safadi Drugstore is required to register the Company’s product in Jordan.

On January 16, 2020, the Company announced a Joint Venture agreement for the India Market. Under terms of the agreement, The Company and its partner, Medesole Healthcare and Trading Pvt Ltd, will each own 50% of the joint venture. The Company provides the device, training and general technology support to the joint venture, while Medesole will be responsible for the operations of the INVOcell clinics in India. Both partners will equally invest in start-up and capital expenditures and share in the revenue and profits of the joint venture. The business model allows the Company to benefit not only from the sale of the device, but from the delivery of the entire solution. The Company believes this JV structure is an attractive new model for us, and one in which the Company may replicate in other select parts of the world.  As of June 30, 2020 the final JV setup had not yet been completed. The Company currently anticipates this to occur during the second quarter of 2020.

Sources of Revenue

The Company has identified the following revenues disaggregated by revenue source:

Domestic Physicians – direct sales of products concluded in January 2019 Domestic Distributor - sales to Ferring who then sells to physicians Domestic Licensing fee
International Distributors – direct sales of products.

INVO BIOSCIENCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

(unaudited)

For the six months ended June 30, 2020 and 2019 the source of revenue was derived from:

	June 30, 2020	June 30, 2019
Domestic Product revenue	$147,500	$490,927

Domestic licensing fee	357,143	357,143

Total revenue	$504,643	$848,070

Contract Balances

The Company incurs agreement obligations on general customer purchase orders and e-mails that have been accepted but unfulfilled. Due to the short duration of time between order acceptance and delivery of the related product, the Company has determined that the balance related to these obligations is generally immaterial at any point in time. We monitor the value of orders accepted but unfulfilled at the close of each reporting period to determine if disclosure is appropriate.

Warranty

The Company’s general product warranties do not extend beyond an assurance that the product delivered will be consistent with stated specifications and do not include separate performance obligations.

Commissions and Contract Costs

The Company does not use or offer sales commissions of any type at this time. The Company generally does not incur incremental charges associated with securing agreements with customers which would require capitalization and recovery over the life of the agreement.

Practical Expedients

The Company’s payment terms for sales direct to customers and distributors are substantially less than the one-year collection period that falls within the practical expedient in determination of whether a significant financing component exists.

Shipping and Handling Charges

Fees charged to customers for shipping and handling of products are included as an offset to the costs for shipping and handling of products included as a component of cost of products.

Taxes Collected from Customers

As our products are used in another service and are exempt, to this point the Company has not collected taxes. If the Company were to collect taxes, they would be on the value of transaction revenue and would be excluded from product revenues and cost of sales and would be accrued in current liabilities until remitted to governmental authorities.

Effective Date and Transition Disclosures

Adoption of the new standards related to revenue recognition did not have a material impact on the Company’s consolidated financial statements and is not expected to have a material impact in future periods.

INVO BIOSCIENCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

(unaudited)

Note 15 – Subsequent Events

On June 22, 2020, the Company was approved to receive a loan in the principal amount of $157,620 relating to the U.S. Small Business Administration’s Payment Protection Program, subject to completion of certain documentation. The loan will mature 18 months from the date of funding is payable over 18 equal monthly installments, and bears interest at a rate of 1% per annum. The loan is forgivable up to 100% of the principal balance based upon criteria under the Payment Protection Program if we meet such criteria during the term of the loan. The loan was funded on July 1, 2020.

In July 2020, the Company issued 2020 Convertible Notes to investors in the aggregate principal amount of $401,200. The 2020 Convertible Notes accrue interest at the rate of 10% per annum and are due in January 2022. The notes are convertible into shares of common stock at an exercise price of $3.60 per share (subject to adjustments). In connection with the issuance of the 2020 Convertible Notes in July 2020, the Company also issued unit purchase options to purchase 55,797 units at an exercise price of $5.00 per unit (subject to adjustments), with each unit consisting of one share of common stock and one warrant to purchase common stock at an exercise price of $6.00 per share (subject to adjustments). The units and warrants are exercisable for a period of five (5) years from the date of issuance, are subject to a downward provision if the Company issues securities at a lower price, and warrant holders have a right to require the Company to pay cash in the case of a fundamental transaction

The Company has evaluated subsequent events through the date the financial statements were released and there were no others.

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

Overview

We are a medical device company focused in the Assisted Reproductive Technology (“ART”) marketplace. Our mission is to increase access to care and expand fertility treatment and patient care across the globe. Our patented device, the INVOcell, is the first Intravaginal Culture (“IVC”) system in the world used for the natural in vivo incubation of eggs and sperm during fertilization and early embryo development. INVOcell was granted FDA clearance in the United States in November 2015, received the CE mark in October 2019, and is now positioned to help provide millions of infertile couples across the globe access to a new infertility treatment option. We believe this novel device and procedure provides a more natural, safe, effective and economical fertility treatment compared to current infertility treatments, including in-vitro fertilization (“IVF”) and intrauterine insemination (“IUI”). Unlike conventional infertility treatments such as IVF where the eggs and sperm develop into embryos in a laboratory incubator, the INVOcell utilizes the women’s vaginal cavity as an incubator to support a more natural fertilization and embryo development environment.

In both current utilization of the INVOcell and in clinical studies, the INVO Procedure has shown to have equivalent pregnancy success and live birth rates as the traditional assisted reproductive technique, IVF. Additionally, we believe there are psychological benefits of the potential mother’s participation in fertilization and early embryo development by vaginal incubation compared to that of traditional IVF treatment. INVOcell also offers to patients a more natural and personalized way to achieve pregnancy.

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

Recent Developments

From May 15, 2020 through June 30 2020, we entered into definitive securities purchase agreements (“Purchase Agreements”) with accredited investors for their purchase of (i) secured convertible notes issued by us in the aggregate original principal amount of $3,093,640 (the “Notes”), and (ii) Unit Purchase Options (“Purchase Options”) to purchase 430,017 units (each, a “Unit”), at an exercise price of $5.00 per Unit (subject to adjustments), with each Unit exercisable for (A) one share of our Common Stock and (B) a 5-year warrant (the “Warrants”) to purchase one share of our common stock at an exercise price of $6.00 (subject to adjustments) (the “Private Placement”). Each purchaser of a Note will be issued a 5-year Purchase Option to purchase 0.139 Units for each dollar of Notes purchased. We received gross proceeds of approximately $3.1 million (of which $2,950,000 was received in cash and $143,640 resulted from cancellation of indebtedness). Tribal Capital Markets, LLC acted as placement agent (the “Placement Agent”) in the Private Placement. We paid the Placement Agent and certain selling agents a cash fee of 8% on a portion of the proceeds for an aggregate amount of $236,000. We also agreed to issue the Placement Agent and the selling agent 5-year warrants to purchase 10,800 shares of our common stock at an exercise price of $3.60. These warrants will have the same terms and conditions as the Warrants issued in the Private Placement, except for the different exercise price. We received approximately $3.08 million in net proceeds from the Private Placement, after deducting placement agent fees and selling agent fees payable to the Placement Agent and selling agent, respectively, and investor counsel in connection with the transaction. We used approximately $413,456, in proceeds to repay outstanding 9% promissory notes and we intend to use the remaining proceeds for working capital and general corporate purposes.

In July 2020, we issued additional Notes under Purchase Agreements in the Private Placement of $401,200 and issued Purchase Options to purchase an additional 55,797 Units.

Pursuant to that certain Form of Secured Convertible Note entered into in connection with the Purchase Agreement (the “Form of Note”), interest on such Notes accrues at a rates of ten percent (10%) per annum and is payable either in cash or in shares of the Company’s common stock at the conversion price in the Note on each of the six and twelve month anniversary of the issuance date and on the maturity dates of November 15, 2021; December 22, 2021 and December 30, 2021 (the “Maturity Date”). The Notes issued in July 2020 have a Maturity Date of January 1, 2022.

All amounts due under the Notes are convertible at any time after the issuance date, in whole or in part (subject to rounding for fractional shares), at the option of the holders into our common stock at a fixed conversion price, which is subject to adjustment as summarized below. The Notes are initially convertible into our common stock at an initial fixed conversion price of $3.60 per share. This conversion price is subject to adjustment for stock splits, combinations or similar events and anti-dilution provisions, among other adjustments.

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

The Notes are secured by the proceeds from the $3,000,000 milestone payment pursuant to Section 7.2(b) of the Distribution Agreement dated November 12, 2018 between the Obligor and Ferring International Center S.A. (“Ferring”), after such proceeds are actually received by us from Ferring, all pursuant to the terms of a Security Agreement entered into between us and the noteholders under the Securities Purchase Agreement.

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

Results of Operations

Three months ended June 30, 2020, compared to the three months ended June 30, 2019

Net Sales and Revenues

Revenue for the three months ended June 30, 2020, was $246,072 compared to $658,638 for the same three-month period in 2019, a decrease of $412,566 or 63%. The decrease was the result of a reduced product sales to Ferring. Similar to the first quarter, we believe the second quarter results were impacted by the COVID-19 virus outbreak. A majority of clinics curtailed their fertility services, especially in connection with the general lockdowns that occurred. More recently, many of the clinics have resumed operations, albeit at a measured pace. As a result of those re-openings, along with Ferring’s required annual minimums we expect to experience stronger sales in the second half of the current fiscal year.

Gross Margin

The gross margin reported for the second quarter ended June 30, 2020 was 91% or $224,902 compared to 92% or $603,356 for the three months ended June 30, 2019. The decrease in gross margin is attributed to slightly higher product costs. The cost of sales recognized during the second quarter of 2019 were attributed to product shipments to Ferring.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2020 were $1,252,939 as compared to $669,152 for the three months ended June 30, 2019, an increase of $583,787 or 87%. The increase in SG&A during the second quarter of 2020 compared to the second quarter of 2019 was primarily the result of an increase in wages, stock-based compensation and other corporate expenses.

Research and Development Expenses

We began to fund additional research and development (“R&D”) efforts in 2020 in preparation for our upcoming clinical trial, anticipated to occur in 2020, and additional patent filings. Excluding the investment in inventory in anticipation of clinical trials beginning in 2020 and patents, R&D expenses for 2020 were $32,890. During 2019 we did not fund any R&D as a result of its limited resources.

Interest Expense and Financing Fees

During the three-month period ended June 30, 2020 we incurred $259,954 in interest expense, an increase of $84,198 compared to $175,756 in the three-month period ended June 30, 2019 or approximately 48%. The primary reason for the increase in 2020 was the increase in amortization of discount on the 2020 Convertible Notes.

Net Loss

For the reasons stated above, we had a net loss of $1,322,881 for the three months ended June 30, 2020, an increase of $1,081,329 compared to a net loss of $241,552 for the three months ended June 30, 2019, or approximately 448%. The increase in net loss is primarily attributable to the increase in operating expense.

Six months ended June 30, 2020, compared to the six months ended June 30, 2019

Net Sales and Revenues

Revenue for the six months ended June 30, 2020 was $504,643, a decrease of $343,427 or 40% compared to $848,070 for the same six month period in 2019. The decrease was the result of a reduced product sales to Ferring primarily as a result of the impact of the COVID 19 pandemic.

Gross Margin

The gross margin reported for the six months ended June 30, 2020 was 90% or $453,479 compared to 92% or $781,810 for the six months ended June 30, 2019. The decrease in gross margin was related to slightly higher product costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended June 30, 2020 were $2,847,985, an increase of $1,651,268 or 138% compared to $1,196,717 for the six months ended June 30, 2019.  The increase in SG&A during the six months ending June 30, 2020 compared to the six months ended June 30, 2019 was primarily the result of an increase in wages, stock-based compensation and other corporate expenses.

Research and Development Expenses

We began to fund additional research and development (“R&D”) efforts in 2020 in preparation for our upcoming clinical trial, anticipated to occur in 2020, and additional patent filings. Excluding the investment in inventory in anticipation of clinical trials beginning in 2020 and patents, R&D expenses for 2020 were $64,940.

Interest Expense and Financing Fees

During the six-month period ended June 30, 2020 we incurred $307,827 in interest expense, an increase of $22,612 compared to $285,215 in the six-month period ended June 30, 2019, or approximately 8%. The primary reason for the increase in 2020 was an increase in the amortization of discount on the 2020 Convertible Notes Payable.

Net Income (loss)

For the reasons above, we had a net loss of $2,767,273 for the six months ended June 30, 2020, an increase of $2,067,151 compared to a net loss of $700,122 for the six months ended June 30, 2019, or approximately 295%. The increase in net loss is primarily attributable to the increase in operating expenses.

Liquidity and Capital Resources

Our registered independent certified public accountants have stated in their report dated March 30, 2020, filed with our Annual Report on Form 10-K for the year ended December 31, 2019 that we have suffered net losses from operations and have a net capital deficiency.  These factors among others may raise substantial doubt about our ability to continue as a going concern.

Our ability to continue as a going concern is dependent on, among other things, our ability to raise additional capital and implement our business plan. See “Risk Factors.” Our financial statements attached do not include any adjustments that might be necessary if we are unable to continue as a going concern. We finalized our new distribution and supply agreements with Ferring on January 14, 2019 and as part of the closing process we received a $5 million one-time license payment.

To the extent additional funds are necessary to meet long-term liquidity needs as we continue to execute our business strategy, we anticipate that they will be obtained through the incurrence of additional indebtedness, additional equity financings or a combination of these potential sources of funds, although we can provide no assurance that these sources of funding will be available on reasonable terms, if at all.

For the six months ended June 30, 2020 and 2019, we had net losses of $2,767,273 and $700,122, respectively. The net loss in 2020 was higher than 2019 due to the increase in operating expenses in the 2020 period. We had working capital of $420,079 in the six months ended June 30, 2020 verses working capital as of December 31, 2019 of $42,330. As of June 30, 2020, our stockholder’s deficiency was $3,598,164 compared to $3,713,595 as of December 31, 2019 and cash used in operations was $2,014,414 for the six months ended June 30, 2020 compared to cash provided by operations of $2,710,232 for the six months ended June 30, 2019. Historically, our primary sources of liquidity have been from equity or debt offerings. Until we can generate a sufficient amount of cash from operations, we expect to finance future cash needs through public or private equity or debt offerings. Additional capital may not be available on reasonable terms, if at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly scale back our operations or delay, scale back or discontinue the continuing development of our products. If we raise additional funds through the issuance of additional debt or equity securities, it could result in dilution to our existing stockholders and increased fixed payment obligations, and these securities may have rights senior to those of our common stock. If we incur indebtedness, we could become subject to covenants that would restrict our operations, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. Any of these events could significantly harm our business, financial condition and prospects.

The following table shows a summary of our cash flows for the three months ended June 30, 2020 and 2019:

	2020	2019
Cash (used in) provided by:
Operating activities	(2,014,414)	2,710,232
Investing activities	(29,730)	(64,839)
Financing activities	2,309,510	(194,465)

Net cash as of June 30, 2020, was $1,503,951 or $265,366 higher than net cash of $1,238,585 at December 31, 2019.

Net cash used in operating activities was $2,014,414 for the six months ended June 30, 2020, compared to net cash provided by operating activities of $2,710,232 for the six months ended June 30, 2019.  The decrease in net cash used in operations was primarily due to the increase in net loss.

Cash used in investing activities decreased from the six month ended June 30, 2020 from the six months ended June 30, 2019 is the result of the development and purchasing of molds for the next generation of the INVOcell in the six months ended June 30, 2019 .

Cash provided by financing activities was $2,309,510 during the six months ended June 30, 2020 as a result in cash provided by proceeds from the 2020 convertible notes, which amounts were offset by repayment of promissory notes with the cash received in this financing. Cash used during the six months ended June 30, 2019 was used to pay off principle on note payable.

Critical Accounting Policies and Estimates

For further discussion of our accounting policies see the “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the SEC on March 30, 2020 as well as the notes to the unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q for the period ended March 31, 2020 filed with the SEC on May 15, 2020.

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

Revenue Recognition

We  recognize revenue in accordance with ACS 606, when a customer obtains control of promised goods and is recognized at an amount that reflects the consideration expected to be received in exchange for such goods and collectability of the resulting receivable is reasonably assured.

Intangible Assets

Our intangible assets consist of its INVOcell and INVO process patents. We amortize our intangible assets with definitive lives over their useful lives, which range up to 20 years, based on the time period the Company expects to receive the economic benefit from these assets. No impairment charge was recorded during the six months period ended June 30, 2020 or 2019.

We continually assess whether events or changes in circumstances have occurred that may warrant revision of the estimated useful lives of its intangible and indefinite-lived assets or whether the remaining balances of those assets should be evaluated for possible impairment. There were no changes in the carrying value of intangible and indefinite-lived assets during the six months ended June 30, 2020.

Impairment of Long-Lived Assets

Our long-lived assets are our patents which are subject to amortization. We evaluate long-lived assets for recoverability whenever events or changes in circumstances indicate that an asset may have been impaired. In evaluating an asset for recoverability, we estimate the future cash flow expected to result from the use of the asset and eventual disposition. If the expected future undiscounted cash flow is less than the carrying amount of the asset, an impairment loss, equal to the excess of the carrying amount over the fair value of the asset, is recognized.

We continually assess whether events or changes in circumstances have occurred that may warrant revision of the estimated useful lives of its intangible and indefinite-lived assets or whether the remaining balances of those assets should be evaluated for possible impairment. There were no changes in the carrying value of intangible and indefinite-lived assets during the six months ended June 30, 2020.

Allowance for Doubtful Accounts Receivable

We perform ongoing credit evaluations of our customers and adjusts credit limits based upon payment history and the customer’s current credit worthiness, as determined by our review of their current credit information. We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. While such credit losses have historically been minimal, within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. A significant change in the liquidity or financial position of any of our significant customers could have a material adverse effect on the collectability of our accounts receivable and our future operating results.

Income Taxes

We use the asset and liability method to account for income taxes. Under this method, deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. If a carryforward exists, we make a determination as to whether the carryforward will be utilized in the future. Currently, a valuation allowance is established for all DTA’s and carryforwards as their recoverability is deemed to be uncertain. If our expectations for future operating results at the federal or at the state jurisdiction level vary from actual results due to changes in healthcare regulations, general economic conditions, or other factors, we may need to adjust the valuation allowance, for all or a portion of our deferred tax assets. Our income tax expense in future periods will be reduced or increased to the extent of offsetting decreases or increases, respectively, in our valuation allowance in the period when the change in circumstances occurs. These changes could have a significant impact on our future earnings.

Income tax expense was $0 and $0 for the six months ended June 30, 2020 and 2019. The annual forecasted effective income tax rate for 2020 is 0% with a year-to-date effective income tax rate for the six months ended June 30, 2020 of 0%. This is in line with the amounts reported at June 30, 2019.

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements and their effect on us, see “Recent Accounting Pronouncements” in Note 2 of the Notes to Unaudited Condensed Consolidated Financial Statements contained herein.

Forward Looking Statements

The statements contained in this Quarterly Report on Form 10-Q which are not historical facts, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements regarding future events and our future results are based on current expectations, estimates, forecasts, and projections and the beliefs and assumptions of our management, including, without limitation, our expectations regarding results of operations, the commercialization of our technology, regulatory approvals, our development of new technologies, the adequacy of our ability to develop current financing sources to fund our operations, our growth initiatives, and the strength of our intellectual property portfolio. These forward-looking statements may be identified by the use of words such as “plans”, “intends,” “may,” “could,” “expect,” “estimate,” “anticipate,” “continue” or similar terms, though not all forward-looking statements contain such words. The actual results of the future events described in such forward-looking statements could differ materially from those stated in such forward-looking statements due to a number of important factors. These factors that could cause actual results to differ from those anticipated or predicted include, without limitation, our ability to develop and commercialize our products, including obtaining regulatory approvals, the size and growth of the potential markets for our products and our ability to serve those markets, the rate and degree of market acceptance of any of our products, general economic conditions, costs and availability of raw materials and management information systems, our ability to obtain and maintain intellectual property protection for our products, competition, the loss of key management and technical personnel, our ability to obtain timely payment of our invoices from customers, litigation, the effect of governmental regulatory developments, the availability of financing sources, our ability to comply with our debt obligations, our ability to deleverage our balance sheet, and seasonality, as well as the uncertainties set forth in the our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 30, 2020, including the risk factors contained in Item 1A, and from time to time in our other filings with the SEC  We disclaim any intention or obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Our management, under the supervision and with the participation of our Chief Executive Officer and Acting Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2020, the end of the fiscal period covered by this Form 10Q.  We maintain disclosure controls and procedures that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.  Based upon that evaluation and the identification of the material weakness in the Company’s internal control over financial reporting as of December 31, 2019 (due to limited resources and employees) which has been remediated as of the end of the period December 31, 2019, our Chief Executive Officer and Acting Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2020.

During the second quarter of 2019, to mitigate the internal limited resources and limited employees, we have continued rely heavily on direct management oversight of transactions, along with the use of outside legal and accounting professionals. We are taking steps to create effective procedures and controls throughout the organization.  We are in the process of establishing procedures and segregating duties where possible.  We have implemented a new accounting system, outsourced our accounts payable function, implemented approval processes, created a number of policies, reporting processes, a standard customer contract and introduced an employee manual.  We will continue to monitor our disclosure controls and procedures and will address areas of potential concern.  As we grow, we expect to increase our number of employees, which will enable us to implement adequate segregation of duties within the internal control framework.

As a result of the infusion of additional cash with the closing of the Distribution Agreement with Ferring we have taken a number of steps to enhance our internal and disclosure controls.

Our management, including our Chief Executive Officer and Acting Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within us has been detected.  These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Item 4b.     Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.      Legal Proceedings

We did not have any material development for any pending litigation in the six months ended June 30, 2020. Please see our Annual Report on Form 10-K for the year ended December 31, 2019 for a description of pending litigation, which Report is incorporated herein by reference.

Item 1A.   Risk Factors

You should carefully review and consider the information regarding certain factors that could materially affect our business, financial condition or future results set forth under “Item 1A.  Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed on March 30, 2020 with the SEC.  There have been no material changes from the factors disclosed in our 2019 Annual Report on Form 10-K, although we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC, except as follows:

General business conditions are vulnerable to the effects of epidemics, such as the coronavirus, which could materially disrupt our business.

We are vulnerable to the general economic effects of epidemics and other public health crises, such as the novel strain of coronavirus reported to have surfaced in Wuhan, China in 2019. Due to the recent outbreak of the coronavirus, there has been a curtailment of global travel and business activities. More specifically, many fertility clinics around the world reduced or even temporarily postponed new procedures during the initial pandemic wave, and many continue to operate in a reduced capacity.  If not resolved quickly, the impact of the epidemic could have a material adverse effect on our business, financial condition and operating results and general ability to grow and expand INVOcell usage around the world. In particular, our sales and marketing efforts with the INVOcell and INVOcell Procedure could be adversely affected by recently implemented protocols for screening and restricting outside visitors and vendors. Additionally, officially imposed quarantines and self-quarantines could interfere with patients’ ability to see a health care provider and obtain our INVOcell and INVOcell Procedure.

Item 2.      Unregistered Issuance of Equity Securities and Use of Proceeds

1.     See our Current Reports on Form 8-K filed on June 26, 2020 and July 6, 2020 as well as our Quarterly Report on Form 10-Q for the period ended March 31, 2020 for details regarding our offering of convertible notes and unit purchase options.

2.     In May 2020, we issued 38 shares of common stock as the result of the rounding on the reverse stock split. We did not receive any proceeds from the issuance. The issuance was exempt under Section 3(a)(9) of the Securities Act of 1933, as amended.

3.     In June 2020, we issued 6,000 shares of common stock with a fair value of $22,800 in consideration of consulting services rendered.  We did not receive any proceeds from the issuance. The issuance was exempt under Section 4(a)(2) of the Securities Act of 1933, as amended.

Item 3.      Defaults Upon Senior Securities

None.

Item 4.      Mine Safety Disclosures

Not applicable

Item 5.      Other Information

1.     On May 21, 2020, we filed a certificate of change with the Nevada Secretary of State pursuant to Nevada Revised Statutes 78.209 to effectuate a 1-for-20 reverse stock split of its outstanding common stock. The certificate of change was filed with an effective date of May 26, 2020 and is filed as Exhibit 3.1 to this Current Report on Form 8-K. Prior to the reverse split, 157,774,336 shares of common stock were issued and outstanding. After the reverse split, 7,888,717 shares of common stock will be issued and outstanding (subject to adjustment for settlement of fractional shares that will be rounded up to the nearest whole share). On December 16, 2019, the Company’s stockholders approved a reverse stock split at a ratio of between 1-for 5 and 1-for-25, with discretion for the exact ratio to be approved by our board of directors. On February 19, 2020, our board of directors approved a reverse stock split of our common stock at a ratio of 1-for-20. In addition to reducing the shares of common stock outstanding, the reverse stock split will effect a reduction in the number of shares of common stock issuable upon the exercise of stock options, warrants and unit purchase options and conversion of convertible notes outstanding immediately prior to the reverse stock split, with a proportional increase in the respective exercise/conversion prices.

On May 22, 2020, we received notice from FINRA/OTC Corporate Actions that the reverse stock split described above under Item 5.03 will take effect at the open of business on Tuesday May 26, 2020. A "D" will be placed on the INVO Bioscience ticker symbol, INVO, for 20 business days to alert the public of the split. The trading symbol for our common stock remained “INVO.” The new CUSIP number for our common stock following the reverse stock split is 44984F 203..

2.     On June 22, 2020, we were approved to receive a loan in the principal amount of $157,620 relating to the U.S. Small Business Administration’s Payment Protection Program, subject to completion of certain documentation. The loan will mature 18 months from the date of funding is payable over 18 equal monthly installments, and bears interest at a rate of 1% per annum. The loan is forgivable up to 100% of the principal balance based upon criteria under the Payment Protection Program if we meet such criteria during the term of the loan. The loan was funded on July 1, 2020.

Item 6.      Exhibits

3.1	Certificate of Change, attached as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated May 21, 2020 and filed on May 22, 2020 and incorporated herein by reference.
4.1	Form of May 2020 Convertible Note, attached as Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2020 and incorporated herein by reference.
4.2	Form of June 2020 Convertible Note, attached as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated June 22, 2020 and filed on June 26, 2020 and incorporated herein by reference.
4.3	Form of Unit Purchase Option (May 2020), attached as Exhibit 4.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2020 and incorporated herein by reference.
4.4	Form of Unit Purchase Option (June 2020), attached as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated June 22, 2020 and filed on June 26, 2020 and incorporated herein by reference.
4.5	Form of Warrant, attached as Exhibit 4.3 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2020 and incorporated herein by reference.
10.1	Form of Securities Purchase Agreement (May 2020), attached as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2020 and incorporated herein by reference.
10.2	Form of Registration Rights Agreement, attached as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2020 and incorporated herein by reference.
10.3	Form of Security Agreement, attached as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2020 and incorporated herein by reference.
10.4

Form of Securities Purchase Agreement (June 2020), attached as exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated June 22, 2020 and filed on June 26, 2020 and incorporated herein by reference.

10.5	Placement Agent Agreement attached as exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated June 22, 2020 and filed on June 26, 2020 and incorporated herein by reference.
31.1	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications of Principal Executive Officer and Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2020 and 2019, (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2020 and 2019, and (iv) Notes to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 13, 2020.

INVO Bioscience, Inc.

Date: August 13, 2020	By:	/s/Steven Shum
Steven Shum, Chief Executive Officer
(Chief Executive Officer)
Date: August 13, 2020	By:	/s/ Debra Hoopes
Debra Hoopes, Acting Chief Financial Officer
(Acting Principal Financial and Accounting Officer)