Form 10-Q
period 2020-09-30
INVO Bioscience, Inc.
filed 2020-11-16
CIK 1417926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

Commission file number 001-39701

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Securities registered pursuant to Section 12(b) of the Act: Common Stock, par value $0.0001 per share

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	INVO	The Nasdaq Stock Market LLC

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares of common stock, par value $.0001 per share:  4,954,019 shares outstanding as of November 16, 2020.

INVO BIOSCIENCE, INC.

FORM 10-Q

FOR THE QUARTER ENDED September 30, 2020

PART I.  FINANCIAL INFORMATION

Item 1.       Financial Statements

INVO BIOSCIENCE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2020	2019
ASSETS	(unaudited)	(unaudited)
Current assets
Cash	$908,289	$1,238,585
Accounts receivable	3,699	7,558
Inventory	241,484	101,387
Prepaid expenses and other current assets	218,667	195,910
Total current assets	1,372,139	1,543,440

Property and equipment, net of depreciation of $49,730 and $42,147 respectively	106,000	93,055

Other assets:
Capitalized patents, net of amortization of $71,843 and $70,488 respectively	5,879	7,234
Lease right of use	84,953	101,883
Trademarks	87,347	49,867
Investment in joint ventures	32,674	-
Total other assets	210,853	158,984

Total assets	$1,688,992	$1,795,479

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities
Accounts payable and accrued liabilities, including related parties	$455,978	$371,530
Accrued compensation – related party	532,592	393,017
Deferred revenue, current portion	714,286	714,286
Current portion of lease liability	22,356	21,365
Notes payable	157,620	-
Income taxes payable	-	912
Total current liabilities	1,882,832	1,501,110

Lease liability, net of current portion	64,436	81,494
Deferred revenue, net of current portion	3,035,714	3,571,429
Convertible notes, net of discount of $3,008,258 and $174,310 respectively	607,521	325,784
Convertible notes – related party, net of discount of $0 and $17,151 respectively	-	28,824
Deferred tax liability	433	433

Total liabilities	5,590,936	5,509,074

Stockholders’ deficiency
Preferred Stock, $.0001 par value; 100,000,000 shares authorized; No shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	-	-
Common Stock, $.0001 par value; 200,000,000 shares authorized; 4,953,910 and 4,884,879 issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	495	489
Additional paid-in capital	24,525,427	20,174,682
Accumulated deficit	(28,427,866)	(23,888,766)
Total stockholders’ deficiency	(3,901,944)	(3,713,595)

Total liabilities and stockholders' deficiency	$1,688,992	$1,795,479

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INVO BIOSCIENCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	September 30,	September 30,	September 30,	September 30,
	2020	2019	2020	2019

Revenue:
Product revenue	$157,500	$125,000	$305,000	$615,927
License revenue	178,571	178,571	535,714	535,714

Total Revenue	336,071	303,571	840,714	1,151,641

Cost of Goods Sold	27,398	44,926	78,562	111,186

Gross Margin	308,673	258,645	762,152	1,040,455

Research and development	112,552	-	177,492	-
Selling, general and administrative expenses	1,463,887	891,008	4,311,872	2,087,725
Total operating expenses	1,576,439	891,008	4,489,364	2,087,725

Loss from operations	(1,267,766)	(632,363)	(3,727,212)	(1,047,270)

Interest expense	504,061	47,462	811,888	332,677
Total other expenses	504,061	47,462	811,888	332,677

Loss before income taxes	(1,771,827)	(679,825)	(4,539,100)	(1,379,947)

Provision for income taxes	-	(30,509)	-	(30,509)

Net Loss	$(1,771,827)	$(710,334)	$(4,539,100)	$(1,410,456)

Basic net loss per weighted average shares of common stock	$(0.36)	$(0.15)	$(0.92)	$(0.29)

Diluted net loss per weighted average shares of common stock	$(0.36)	$(0.15)	$(0.92)	$(0.29)

Basic weighted average number of shares of common stock	4,946,125	4,861,377	4,932,405	4,847,074

Diluted weighted average number of shares of common stock	4,946,125	4,861,377	4,932,405	4,847,074

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INVO BIOSCIENCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

(unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balances, December 31, 2018	4,821,641	$482	$18,996,517	$(21,721,222)	$(2,724,223)
Common stock issued for services	1,875	-	26,600	-	26,600
Conversion of notes payable	8,394	1	53,722	-	53,723
Net loss for the three months ended March 31, 2019	-	-	-	(458,570)	(458,570)
Balances, March 31, 2019 (unaudited)	4,831,910	$483	$19,076,839	$(22,179,792)	$(3,102,470)
Conversion of Note payable	28,907	3	184,997	-	185,000
Net loss for the three months ended June 30, 2019	-	-	-	(241,552)	(241,552)
Balances, June 30, 2019 (unaudited)	4,860,817	$486	$19,261,836	$(22,421,344)	$(3,159,022)
Common stock issued for services	1,562	-	15,000	-	15,000
Common stock issued for settlement	-	-	93,750	-	93,750
Net loss for the three months ended 30, 2019	-	-	-	(710,334)	(710,334)
Balances. September 20, 2019 (unaudited)	4,862,379	$486	$19,370,586	$(23,131,678)	$(3,760,606)

Balances, December 31, 2019	4,884,879	$489	$20,174,682	$(23,888,766)	$(3,713,595)
Common stock issued to directors and employees	40,569	4	303,459	-	303,463
Common stock issued for services	5,001	-	38,000	-	38,000
Stock options issued to directors and employees as compensation	-	-	381,475	-	381,475
Net Loss for the three months ended March 31, 2020	-	-	-	(1,444,392)	(1,444,392)
Balances, March 31, 2020 (unaudited)	4,930,449	$493	$20,897,616	$(25,333,158)	$(4,435,049)
Common stock issued to directors and employees	3,437	-	42,509	-	42,509
Common stock issued for services	3,750	1	22,799	-	22,800
Stock options issued to directors and employees as compensation	-	-	214,915		214,915
Discount on convertible notes	-	-	1,879,542	-	1,879,542
Rounding shares as the result of reverse stock split	24	-	-	-	-
Net loss for the three months ended June 30, 2020	-	-	-	(1,322,881)	(1,322,881)
Balances, June 30, 2020 (unaudited)	4,937,660	$494	$23,057,381	$(26,656,039)	$(3,598,164)
Common stock issued to employees and directors	12,500	1	54,702	-	54,703
Common stock issued for services	3,750	-	19,500	-	19,500
Stock options issued to directors and employees as compensation	-	-	255,797	-	255,797
Discount on convertible notes payable	-	-	1,244,363	-	1,244,363
Stock issuance costs	-	-	(106,316)	-	(106,316)
Net loss for the three months ended September 30, 2020	-	-	-	(1,771,827)	(1,771,827)
Balances, September 30, 2020 (unaudited)	4,953,910	$495	$24,525,427	$(28,427,866)	$(3,901,944)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INVO BIOSCIENCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine	For the Nine
	Months Ended	Months Ended
	September 30,	September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(4,539,100)	$(1,410,456)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Non-cash stock compensation issued for services	80,300	36,600
Non-cash stock compensation issued to employees	400,675	-
Stock to be issued for legal settlement	-	93,750
Fair value of stock options issued to employees	852,187	-
Amortization of discount on notes payable	465,525	297,058
Amortization of discount on notes payable options	59,324	-
Amortization of discount on notes payable warrants	71,430	-
Amortization of discount on notes payable issuance costs	81,764	-
Amortization of leasehold right of use asset	16,930	9,067
Depreciation and amortization	8,938	7,126
Changes in assets and liabilities:
Accounts receivable	3,859	198,878
Inventory	(140,097)	(25,817)
Prepaid expenses and other current assets	(22,757)	56,871
Accounts payable and accrued expenses	84,448	20,498
Leasehold liability	(16,067)	(8,456)
Deferred revenue	(535,715)	4,458,366
Accrued interest	34,870	(55,553)
Accrued compensation	139,575	(1,566,834)
Income taxes payable	(912)	30,509
Net cash provided by (used in) operating activities	(2,954,823)	2,141,607

Cash from investing activities:
Payments to acquire property, plant and equipment	(20,528)	(64,839)
Payments to acquire trademarks	(37,480)	(49,867)
Investment in joint venture	(32,674)	-
Net cash (used in) investing activities	(90,682)	(114,706)

Cash from financing activities:
Proceeds from the sale of notes payable	2,998,905	-
Proceeds from notes payable	157,620	-
Principal payments on notes payable - related parties	(40,000)	(97,743)
Principal payment on notes payable	(295,000)	(131,722)
Payment of stock issuance expenses	(106,316)	-
Net cash provided by (used in) financing activities	2,715,209	(229,465)

Increase (decrease) in cash and cash equivalents	(330,296)	1,797,436

Cash and cash equivalents at beginning of period	1,238,585	212,243

Cash and cash equivalents at end of period	$908,289	$2,009,679

Supplemental disclosure of cash flow information:

Cash paid during the period for:

Interest	$83,134	$84,043

Taxes	$1,062	$912

Leasehold right of use asset and leasehold liability upon adoption of ASU 2016-02, lease (Topic 842)	$-	$116,441

Common stock issued upon note payable and accrued interest conversion	$-	$238,723

Common stock issued for prepaid services	$-	$5,000

Beneficial conversion feature on convertible notes	$1,208,163	$-

Fair value of shares issued with debt	$868,985	$-

Fair value of warrants issued with debt	$999,464	$-

Fair value of warrants issued related to debt placement	$47,293	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INVO BIOSCIENCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

(unaudited)

Note 1 – Basis of Presentation

The accompanying unaudited condensed consolidated balance sheets as of September 30, 2020 and December 31, 2019, the condensed consolidated statements of operations and stockholders’ deficiency for the three and nine months ended September 30, 2020 and 2019,  and condensed consolidated statement of cash flows for the nine months ended September 30, 2020 and 2019 of INVO Bioscience, Inc. (the “Company”), and the related information contained in these notes have been prepared by management and are unaudited. In the opinion of management, all adjustments (which include normal recurring and nonrecurring items) necessary to present fairly the Company’s financial position, results of operations and cash flows in conformity with generally accepted accounting principles for the periods presented have been made. Interim operating results are not necessarily indicative of operating results for a full year.

The preparation of the Company’s unaudited condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Certain information and note disclosures normally included in the Company’s annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31,2019 previously filed by the Company with the Securities and Exchange Commission (“SEC”) on March 30, 2020.

The Company considers events or transactions that have occurred after the unaudited condensed consolidated balance sheet date of September 30, 2020, but prior to the filing of the unaudited condensed consolidated financial statements with the SEC on this Quarterly Report on Form 10-Q, to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure, as applicable. Subsequent events have been evaluated through the date of the filing of this Quarterly Report on Form 10-Q with the SEC.

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

September 30, 2020

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

For the nine months ended September 30, 2020 and 2019, the Company had net losses of $4,539,100 and $1,410,456, respectively. The Company had a working capital deficit of $510,693 as of  September 30, 2020, compared to working capital of $42,330 as of December 31, 2019. As of September 30, 2020, the Company’s stockholder’s deficiency was $3,901,944 compared to $3,713,595 as of December 31, 2019 and cash used in operations was $2,954,823 for the nine months ended September 30, 2020 compared to cash provided by operations of $2,141,607 for the nine months ended September 30, 2019. Those factors raise substantial doubt about the Company’s ability to continue as a going concern.

Based on the Company’s projected cash needs, it will be dependent on generating sufficient sales, entering into new distribution agreements, or raising additional debt or equity capital to support the Company’s plans over the next 12 months.

Note 4 – Inventory

As of September 30, 2020, and December 31, 2019, the Company recorded the following inventory balances:

	September 30, 2020	December 31, 2019
Raw Materials	$99,363	$44,333
Work in Process	14,823	55,502
Finished Goods	127,298	1,552
Total Inventory	$241,484	$101,387

Note 5 – Property and Equipment

The estimated useful lives and accumulated depreciation for furniture, equipment and software are as follows as of September 30, 2020 and December 31, 2019:

Estimated Useful Life
Manufacturing equipment	6 to 10 years
Medical equipment	10 years
Office equipment	3 to 7 years

	September 30, 2020	December 31, 2019
Manufacturing Equipment	$132,513	$132,513
Medical equipment	20,528	-
Office equipment	2,689	2,689
Less: Accumulated Depreciation	(49,730)	(42,147)
Total	$106,000	$93,055

During the three months ended September 30, 2020 and 2019, the Company recorded depreciation expense of $2,528 and $2,527, respectively.

During the nine months ended September 30, 2020 and 2019, the Company recorded depreciation expense of $7,583 and $3,703, respectively.

INVO BIOSCIENCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

(unaudited)

Note 6 – Patents

As of September 30, 2020, and December 31, 2019, the Company recorded the following patent balances:

	September 30, 2020	December 31, 2019
Total Patents	$77,722	$77,722
Accumulated Amortization	(71,843)	(70,488)
Patent costs, net	$5,879	$7,234

During the three months ended September 30, 2020 and 2019, the Company recorded $452 and $1,455, respectively, in amortization expenses related to patents.

During the nine months ended September 30, 2020 and 2019, the Company recorded $1,355 and $3,423, respectively, in amortization expenses related to patents.

Estimated amortization expense as of September 30, 2020 is as follows:

Years ended December 31,
2020 – remaining three months	$454
2021	1,809
2022	1,809
2023 and thereafter	1,807
Total	$5,879

As of September 30, 2020, and December 31, 2019, the Company recorded the following trademarks balances:

	September 30, 2020	December 31, 2019
Total Trademarks	$87,347	$49,867
Trademarks	$87,347	$49,867

The increase in the trademark assets of $37,480 was the result of additional legal fees.

The trademarks have an indefinite life, so no amortization expense is calculated. Trademarks are periodically reviewed for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable.  The Trademark assets were created in 2019, and no material adverse changes have occurred since their creation.

Note 7 – Leases

The Company has an operating lease for its facility, which has a remaining term of 5 years with an option to renew for three additional years. They also do not have an early termination clause included. The Company’s operating lease agreements does not contain any material restrictive covenants.

INVO BIOSCIENCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

(unaudited)

As of September 30, 2020, the Company's lease components included in the consolidated balance sheet were as follows:

Lease component	Classification	September 30, 2020
Assets
ROU assets - operating lease	Other assets	$84,953

Total ROU assets		$84,953

Liabilities
Current operating lease liability	Current liabilities	$22,356

Long-term operating lease liability	Other liabilities	64,436

Total lease liabilities		$86,792

Rent expense is recognized on a straight-line basis over the life of the lease. Rent expense consists of the following:

Nine months ended
September 30, 2020
Operating lease costs	$18,924
Short term lease cost	-

Total rent expense	$18,924

Future minimum lease payments under non-cancellable leases were as follows:

September 30, 2020
2020 - remaining three months	$6,088
2021	24,839
2022	25,585
2023	26,352
2024	8,870
Total future minimum lease payments	$91,734
Less: Interest	(4,942)
Total operating lease liabilities	$86,792

Current operating lease liability	$22,356
Long-term operating lease liability	64,436
Total operating lease liabilities	$86,792

INVO BIOSCIENCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

(unaudited)

Note 8 – Notes Payable

Notes Payable

In August 2016, the Company converted a long-time vendor’s outstanding accounts payable balance of $131,722 into a promissory note with a three year term that accrues interest at 5% per annum. The note provided for interest-only payments on the first and second anniversaries of the note. The note was payable in full along with any outstanding accrued interest on August 9, 2019 The Note and all accrued interest were paid in full on January 25, 2019 and as of September 30, 2020, the balance is $0.  The interest on this note for the nine months ended September 30, 2019 was $489.

2018 Convertible Notes Payable

In April and May 2018, the Company issued convertible notes (the “2018 Convertible Notes”) payable to investors in the aggregate principal amount of $895,000. The 2018 Convertible Notes accrued interest at the rate of 9% per annum which was payable in stock. The 2018 Convertible Notes in an aggregate principal amount of $550,000, were due on January 30, 2020, and 2018 Convertible Notes with an aggregate principal amount of $345,000 were due on March 31, 2021. The notes were convertible into shares of common stock at a price of $6.40 per share, provided, that if the Company completes a subsequent equity financing, the holders of the 2018 Convertible Notes could elect to convert the notes in shares of the Company’s common stock at a price equal to 75% of the price paid per share in such subsequent equity financing. During the fourth quarter of 2018, three note holders converted their notes with a value of $200,000 into 32,982 shares of common stock. During the nine months ended September 30, 2019, 2 note holders converted principal and accrued interest of $235,000 and $3,723, respectively, into a total of 37,301 shares of common stock.

At inception of issuance, the Company calculated a beneficial conversion feature of the 2018 Convertible Notes in the form of a discount of $895,000; In May 2020, the remaining balance of $396,044, which included the principal balance of $420,000, accrued interest of $94,419, and the conversion discount of $118,375, was repaid. As part of the extinguishment of the 2018 Convertible Notes, the Company issued 2020 Convertible Notes (as described below) to two remaining holders in the amount of $143,640. The remaining balance related to these notes was $116,693, which was comprised of a principal balance of $125,000, accrued interest of $23,318, net of the remaining discount of $31,625. In accordance with ASC 470, the extinguishment for these two holders was accounted for as a modification and no gain or loss was recorded. In May 2020, the remaining balance of $35,483, which included the principal balance of $40,000, accrued interest of $7,355, and a conversion discount of $11,872, was repaid. As of September 30, 2020, the balance of the 2018 Convertible Notes is $0.

2020 Convertible Notes Payable

From May 2020 through July 2020, the Company issued convertible notes (the “2020 Convertible Notes”) payable to investors in the aggregate principal amount of approximately $3.5 million. The 2020 Convertible Notes accrue interest at the rate of 10% per annum and are due in November, December 2021and January 2022. The Company calculated a beneficial conversion feature of approximately $1,208,163 and also incurred professional fees of approximately $371,000 related to this issuance resulting in a total discount related to these two items of approximately $1,579,163. The notes are convertible into shares of common stock at an exercise price of $5.76 per share, provided, that if the Company completes a subsequent equity financing, the holders of the 2020 Convertible Notes can elect to convert the principal and any accrued but unpaid interest on the notes into shares of the Company’s common stock at a price equal to the price per share paid in such subsequent equity financing.

In connection with the issuance of the 2020 Convertible Notes, the Company also issued 303,623 unit purchase options to purchase 303,623 units at an exercise price of $8.00 per unit, with each unit consisting of one share of common stock and one warrant to purchase common stock at an exercise price of $9.60 per share. The units and warrants are exercisable for a period of five years from the date of issuance, are subject to a downward provision if the Company issues securities at a lower price, and warrant holders have a right to require the Company to pay cash in the case of a fundamental transaction. In accordance with ASC 815, the warrants and options issued in this period were determined to require equity treatment.

In connection with the recent convertible note private placement, INVO agreed to issue to the placement agent and the selling agent five-year warrants to purchase 6,750 shares of the Company’s  common stock at an exercise price of $5.76.

INVO BIOSCIENCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

(unaudited)

Of the $3.5 million in net proceeds received in the offering at September 30, 2020, $2.2 million was allocated to the unit purchase options issued to investors based on their relative fair value. This amount represented a discount on the debt and additional paid-in-capital at the date of issuance.

Principal balances of the 2020 Convertible Notes were as follows:

	September 30, 2020	December 31, 2019

2020 Convertible Notes	3,494,840	-
Accrued interest	120,939	-
Less beneficial conversion feature discount	(934,769)	-
Less options discount	(809,649)	-
Less warrants discount	(974,669)	-

Less issuance cost	(289,171)	-
Total, net of discount	$607,521	$-

Interest expense on the 2020 Convertible Note was $89,158 and $0 for the three months ended September 30, 2020 and 2019, respectively. In addition, $120,939 and $0 of interest expense was recorded in the nine months ended September 30, 2020 and 2019, respectively.

Amortization of options discount on the 2020 Convertible note was $43,769 and $0 for the three months ended September 30, 2020 and 2019, respectively. In addition, $59,334 and $0 of amortization expense was recorded in the nine months ended September 30, 2020 and 2019, respectively.

Amortization of warrant discount on the 2020 Convertible Note was $52,688 and $0 for the three months ended September 30, 2020 and 2019, respectively. In addition, $71,430 and $0 of amortization expense was recorded in the nine months ended September 30, 2020 and 2019, respectively.

Amortization of beneficial conversion feature on the 2020 Convertible Note was $257,455 and $0 for the three months ended September 30, 2020 and 2019, respectively. In addition, $274,064 and $0 of amortization expense was recorded in the nine months ended September 30, 2020 and 2019, respectively.

Amortization of issuance costs on the 2020 Convertible Note was $61,187 and $0 for the three months ended September 30, 2020 and 2019, respectively. In addition, $81,764 and $0 of amortization expense was recorded in the nine months ended September 30, 2020 and 2019, respectively.

On July 1, 2020, the Company received a loan in the principal amount of $157,620 relating to the U.S. Small Business Administration’s Paycheck Protection Program. The loan will mature 18 months from the date of funding is payable over 18 equal monthly installments, and bears interest at a rate of 1% per annum. The loan is forgivable up to 100% of the principal balance based upon satisfaction of certain criteria under the Paycheck Protection Program.

INVO BIOSCIENCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

(unaudited)

Note 9 – Notes Payable and Other Related Party Transactions

In April 2011, the Company issued a new short-term convertible note (“Q211 Note”) payable to James Bowdring in the amount of $50,000. The Note carries a 10% interest rate.  The Company paid $25,000 of the Note in 2011 in cash. The Q211 Note is convertible into Common Stock of the Company at a conversion price of $0.96 per share, subject to adjustments. During the three and nine months ended September 30, 2019, the Company accrued interest in the amount of $597 and $1,836 on the Q211 Note, respectively.

In November 2011, the Company issued a new convertible note (“Q411 Note”) payable to James Bowdring in the amount of $10,000.  The Q411 Note carries a 10% interest rate. The Q411 Note was converted into common stock of the Company at a conversion price of $0.32 per share, subject to adjustments.  During the three and nine months ended September 30, 2019, the Company accrued interest in the amount of $253 and $749 on the Q411 Note, respectively.

The foregoing notes had maturity dates thirty days subsequent to the dates of issuance. Interest was calculated at 10% per annum,    compounded based on a 360-day year. Investors had the option to convert any unpaid principal and accrued interest into shares of Company’s common stock original conversion prices of $.96 and $.32, respectively, subject to adjustments upon the Company’s issuances of stock at prices less than the original conversion prices during the 24-months after issuance of each note (i.e. currently $0.21).

On August 7, 2019, the Company sent James Bowdring, a related party, a check in the amount of $65,197 as full payment of the foregoing promissory notes. On August 8, 2019, Mr. Bowdring’s legal counsel returned this check with a letter stating that the check did not properly account for the compound interest identified in such notes.  In addition, the letter stated Mr. Bowdring’s desire to convert these promissory notes into shares of the Company’s common stock in lieu of any cash payment.  The Company does not believe that Mr. Bowdring has the right to convert such notes upon receiving payment of such notes and intends to vigorously contest any conversion of these notes.

In May 2018, James Bowdring and his children participated in the “2018 Convertible Notes” offerings in the aggregate principal amount of $40,000. The 2018 Convertible Notes accrue interest at the rate of 9% per annum which is paid in stock. These Notes are due on March 31, 2021. The notes are convertible into shares of common stock at a price of $6.40 per share, provided, that if the Company completes a subsequent equity financing, the holders of the 2018 Convertible Notes can elect to convert the notes in shares of the Company’s common stock at a price equal to 75% of the price paid per share in such subsequent equity financing. During the three months ending September 30, 2020 and 2019, $0 and $907 of interest was accrued, respectively. In addition, $1,380 and $2,692 of interest was accrued in the nine months ended September 30, 2020 and 2019, respectively.

In May 2018, the Company sold 4,687 shares of common stock at a price of $6.40 per share for proceeds of $30,000 to Charles Mulrey and family, the brother-in-law of Robert J. Bowdring, Director & Acting Chief Financial Officer as part of the recent financing.

During the second quarter of 2018, INVO Bioscience settled a commitment it had with one of its Directors, Dr. Kevin Doody for the services he and his team performed prior to and following INVOcell’s FDA clearance related to clinical guidance and support. The Company issued him 93,750 common shares of stock with a fair value of $1,530,000.

The Company previously rented its corporate office from Forty Four Realty Trust which is owned by James Bowdring, the brother of former Director and former Interim CFO, Robert Bowdring from November 2012 through May 2019 when the Company relocated to a new facility. It was a month to month rental arrangement for less than the going fair market real estate rental rate. The rent expense paid for the nine months ended September 30, 2020 and 2019 was $0 and $1,800 respectively. In addition, the Company had purchased stationary supplies and marketing items at discounted rates from Superior Printing & Promotions which is also owned by James Bowdring and is in the same building as the Company’s former corporate office. INVO Bioscience spent $0 and $2,134 with Superior during the three months ended September 30, 2020 and 2019, respectively, spent $0 and $8,168 during the nine months ended September 30, 2020 and 2019, respectively.

INVO BIOSCIENCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

(unaudited)

Principal balances of the related party loans were as follows:

	September 30, 2020	December 31, 2019

James Bowdring Family – 2018 Convertible Notes	-	45,975
Less discount	-	(17,151)
Total, net of discount	$-	$28,824

Interest expense on related party loans was $0 and $1,271 for the three months ended September 30, 2020 and 2019, respectively. In addition, $1,380 and $4,792 of interest expense was recorded in the nine months ended September 30, 2020 and 2019, respectively.

Accounts payable and accrued liabilities balances include accrued directors fees, expenses reports for management and employees for expenses they paid for personally related to travel or normal business expenses.

	September 30,	December 31,
	2020	2019
Accounts payable and accrued liabilities	$5,756	$13,018

Note 10 – Stockholders’ Equity

Reverse Stock Split

On December 16, 2019, the Company’s stockholders approved a reverse stock split at a ratio of between 1-for 5 and 1-for-25, with discretion for the exact ratio to be approved by the Company’s board of directors. On February 19, 2020, the Company’s board of directors approved a reverse stock split of the Company’s common stock at a ratio of 1-for-20. On May 21, 2020, the Company filed a certificate of change (with an effective date of May 26, 2020) with the Nevada Secretary of State pursuant to Nevada Revised Statutes 78.209 to effectuate a 1-for-20 reverse stock split of its outstanding common stock. The reverse split took effect at the open of business on May 26, 2020.

On October 22, 2020 the Company’s board of directors approved a reverse stock split of the Company’s common stock at a ratio of 5-for-8 and also approved a proportionate decrease in the Company’s authorized common stock to 125,000,000 shares from 200,000,000. Pursuant to Nevada Revised Statutes, a company may effect a reverse split without stockholder approval if both the number of authorized shares of common stock and the number of outstanding shares of common stock are proportionally reduced as a result of the reverse split, the reverse split does not adversely affect any other class of stock of the company, and the company does not pay money or issue scrip to stockholders who would otherwise be entitled to receive a fractional share as a result of the reverse split. On November 5, 2020, the Company filed a certificate of change (with an effective date of November 9, 2020) with the Nevada Secretary of State pursuant to Nevada Revised Statutes 78.209 to effectuate a 5-for-8 reverse stock split of its outstanding common stock. On November 6 , 2020, the Company received notice from FINRA/OTC Corporate Actions that the reverse split would take effect at the open of business on November 9, 2020 and the reverse stock split took effect on that date.

During the three months ended September 30, 2020 we incurred $106,316 of offering costs related to issuance of common stock.

Nine Months Ended September 30, 2020

In January 2020, the Company issued 31,250 shares of common stock under its 2019 Stock Incentive Plan with a fair value of $221,400 to an officer.

In February 2020, the Company issued 3,125 shares of common stock under its 2019 Stock Incentive Plan with a fair value of $24,750 to an employee of which $14,438 was amortized in the nine months ended September 30, 2020.

In February 2020, the Company issued 3,098 shares of common stock under its 2019 Stock Incentive Plan with a fair value of $25,000 to a board member.

INVO BIOSCIENCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

(unaudited)

In February 2020, the Company issued 3,098 shares of common stock under its 2019 Stock Incentive Plan with a fair value of $25,000 to a board member.

In February 2020, the Company issued 1,875 shares of common stock under its 2019 Stock Incentive Plan with a fair value of $15,000 for services.

In February 2020, pursuant to Section 4(a)(2) of the Securities Act of 1933 as amended (the “Securities Act”), the Company issued 1,563 shares of common stock with a fair value of $11,500 in consideration of consulting services rendered.  The Company did not receive any proceeds from the issuance.

In March 2020, pursuant to Section 4(a)(2) of the Securities Act, the Company issued 1,563 shares of common stock with a fair value of $11,500 in consideration of consulting services rendered. The Company did not receive any proceeds from the issuance.

In May 2020, pursuant to Section 3(a)(9) of the Securities Act, the Company issued 24 shares of common stock as the result of the rounding on the reverse stock split.  The Company did not receive any proceeds from the issuance.

In May 2020, the Company issued 3,438 shares of common stock under its 2019 Stock Incentive Plan with a fair value of $25,930 to an employee of which $12,804 was amortized in the nine months ended September 30, 2020.

In June 2020, pursuant to Section 4(a)(2) of the Securities Act, the Company issued 3,750 shares of common stock with a fair value of $22,800 in consideration of consulting services rendered.  The Company did not receive any proceeds from the issuance.

In August 2020, the Company issued 12,500 shares of restricted stock under its 2019 Stock Incentive Plan with a fair value of $72,200 to an employee of which $12,032 was amortized in the nine months ended September 30, 2020.

In August 2020, pursuant to Section 4(a)(2) of the Securities Act, the Company issued 3,750 shares of common stock with a fair value of $19,500 in consideration of consulting services rendered.  The Company did not receive any proceeds from the issuance.

Nine Months Ended September 30, 2019

In January 2019, pursuant to Section 4(a)(2) of the Securities Act, the Company issued 1,875 shares of common stock with a fair value of $26,600 to service providers.

In February 2019, pursuant to Section 4(a)(2) of the Securities Act, the Company issued 8,394 shares of common stock for conversion of notes payable and accrued interest in the amount of $53,723.

In April 2019, pursuant to Section 4(a)(2) of the Securities Act, the Company issued 25,000 shares of common stock for conversion of notes payable in the amount of $160,000.

In May 2019, pursuant to Section 4(a)(2) of the Securities Act, the Company issued 3,907 shares of common stock for conversion of notes payable in the amount of $25,000.

In August 2019, pursuant to Section 4(a)(2) of the Securities Act, the Company issued 1,562 shares of common stock with a fair value of $15,000 to service providers.

INVO BIOSCIENCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

(unaudited)

Note 11 – Stock Options and Warrants

Equity Incentive Plans

In October 2019, the Company adopted its 2019 Stock Incentive Plan (the "2019 Plan"). Under the 2019 Plan, the Company’s Board of Directors is authorized to grant both incentive and non-statutory stock options to purchase common stock and restricted stock awards to its employees, directors, and consultants. The 2019 Plan initially provided for the issuance of 500,000 shares. However, in January 2020, under the terms of the plan, the number of available shares issuable increased to 793,093 shares as the aggregate number of shares under the Plan automatically increases on January 1st of each year, in an amount equal to six percent (6%) of the total number of shares of the Company’s common stock outstanding on December 31st of the preceding calendar year.

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

	Options Outstanding				Options Exercisable
	Number of Shares	Price per Share Range	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)
Balance at December 31, 2019	260,018	$8.16-9.25	$8.41	$-	11,256	$8.16	$-
Forfeited	-	$-	$-	-	-	-	-
Vested	-	-	-	-	140,399	6.48	-
Exercised	-	$-	$-	-	-	-	-
Granted	328,303	$5.76-8.32	$6.47	-	-	-	-
Balance at September 30, 2020	588,321	$5.76-9.25	$7.32	$-	151,655	$7.16	$-

(1)	The intrinsic value of an option represents the amount by which the market value of the stock exceeds the exercise price of the option of in-the-money options only.

The fair value of each option granted is estimated as of the grant date using the Black-Scholes option pricing model with the following assumptions:

Nine Months ended September 30,
	2020	2019
Risk-free interest rate range	0.48 to 1.65%	-%
Expected life of option-years	5.20 to 5.77	-
Expected stock price volatility	110.8 to 128.0%	-%
Expected dividend yield	-%	-%

INVO BIOSCIENCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

(unaudited)

The risk-free interest rate is based on U.S. Treasury interest rates, the terms of which are consistent with the expected life of the stock options. Expected volatility is based upon the average historical volatility of the Company’s common stock over the period commensurate with the expected term of the related instrument. The expected life and estimated post-employment termination behavior is based upon historical experience of homogeneous groups, executives and non-executives, within the Company. The Company does not currently pay dividends on its common stock nor does it expect to do so in the foreseeable future.

		Options Outstanding			Options Exercisable
	Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price of Options Exercisable
Year ended December 31, 2019	$8.16-9.25	260,018	2.6	$8.41	11,256	$8.16
Nine Months ended September 30, 2020	$5.76-9.25	588,321	3.7	$7.32	151,655	$7.16

	Total Intrinsic Value of Options Exercised	Total Fair Value of Options Vested
Year ended December 21, 2019	-	69,787
Nine months ended September 30, 2020	$-	$910,444

For the nine months ended September 30, 2020, the weighted average grant date fair value of options granted was $5.44 per share. The Company estimates the fair value of options at the grant date using the Black-Scholes model. For all stock options granted through September 30, 2020, the weighted average remaining service period is 3.7 years.

The Company recognized $259,547 and $0 in stock-based compensation expense, which is recorded in selling, general and administrative expenses on the consolidated statement of operations for the three months ended September 30, 2020 and 2019, respectively. In addition, the Company recognized $852,187 and $0 in stock-based compensation expense, which is recorded in selling, general and administrative expenses on the consolidated statement of operations for the nine months ended September 30, 2020 and 2019, respectively. Unamortized stock option expense at September 30, 2020 that will be amortized over the weighted-average remaining service period totaled $2,107,857.

Restricted Stock and Restricted Stock Units

In the nine months ended September 30, 2020, the Company issued 90,412 shares of restricted stock, to certain employees and directors. Shares issued to employees and directors are generally either vest at grant or vest over a period of one year from grant. In the nine months ended September 30, 2020, 50,871 shares of restricted stock vested.

The following table summarizes the Company’s aggregate restricted stock awards and restricted stock unit activity during the nine months ended September 30, 2020:

	Number of Unvested Shares	Weighted Average Grant Date Fair Value	Aggregate Value of Unvested Shares

Balance at December 31, 2019	10,417	$9.60		$100,000
Granted	56,509	$6.98		$394,280
Vested	(50,871)	$7.63		$(388,173)
Forfeitures	(-)	$-	$	(-)
Balance at September 30, 2020	16,055	$6.61		$106,107

INVO BIOSCIENCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

(unaudited)

The Company recognized $67,202 and $388,173 in stock-based compensation expense for the three and nine months ended September 30, 2020, respectively. It will recognize $106,107 over the remaining requisite service period. Stock-based compensation expense is recorded in selling, general and administrative expenses on the consolidated statement of operations

In October 2019, the Company issued 12,500 shares of common stock under its 2019 Stock Incentive Plan with a fair value of $120,000 to an officer, of which $90,000 was amortized in the nine months ended September 30, 2020.

Warrants

In connection with the issuance of the 2020 Convertible Notes, the Company also issued 310,373 unit purchase options to purchase 310,373 units at an exercise price of $8.00 per unit, with each unit consisting of one share of common, and a warrant to purchase one share of common stock at an exercise price of $9.60 per share. The units and warrants are exercisable for a period of five years from the date of issuance and are subject to a downward provision if the Company issues securities at a lower price. Warrant holders have a right to require the Company to pay cash in the event of a fundamental transaction. In accordance with ASC 815, the warrants and options issued in this period were determined to require equity treatment and $868,973 related to the options and $998,818 related to warrants was recorded in equity in the nine months ended September 30, 2020.

In connection with the issuance of the 2020 Convertible Notes, the Company agreed to issue the placement agent and the selling agent five-year warrants to purchase 6,750 shares of the Company’s common stock at an exercise price of $5.76. In the nine months ended September 30, 2020, $47,293 was recorded in equity related to these warrants.

A Monte Carlo model was used because the investor warrants and options contain fundamental transaction payouts and reset events that cannot be modeled with a Black Scholes model.

The fair value of the options and warrants issued to the convertible debt holders is estimated as of the issue date using a Monte Carlo model with the following assumptions:

	Nine Months ended September 30,
	2020	2019
Risk-free interest rate range	0.33% - 0.39%	-%
Stock Price	$3.00 - $3.95	-%
Expected life of warrants and option (years)	5.00	-%
Expected stock price volatility	108.2% - 112.5%	-%
Expected dividend yield	0%	-%

The risk-free interest rate is based on U.S. Treasury interest rates, the terms of which are consistent with the expected life of the stock options and warrants. Expected volatility is based upon the historical volatility of the Company’s common stock over the period commensurate with the expected term of the related instrument. The options and warrants are valued assuming projected reset events adjusting the exercise price and a forced exercise upon a projected fundamental transaction by management. The options and warrants early exercise are modeled assuming registration after 180 days. We do not currently pay dividends on our common stock nor do we expect to in the foreseeable future.

INVO BIOSCIENCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

(unaudited)

Note 12 – Income Taxes

The Company uses the asset and liability method to account for income taxes. Under this method, deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. If a carryforward exists, the Company makes a determination as to whether the carryforward will be utilized in the future.  Currently, a valuation allowance is established for all DTA’s and carryforwards as their recoverability is deemed to be uncertain. If the Company’s expectations for future operating results at the federal or at the state jurisdiction level vary from actual results due to changes in healthcare regulations, general economic conditions, or other factors, it may need to adjust the valuation allowance, for all or a portion of the Company’s deferred tax assets. The Company’s income tax expense in future periods will be reduced or increased to the extent of offsetting decreases or increases, respectively, in the Company’s  valuation allowance in the period when the change in circumstances occurs. These changes could have a significant impact on the Company’s future earnings.

Income tax expense was $0 and $30,509 for the nine months ended September 30, 2020 and 2019. The annual forecasted effective income tax rate for 2020 is 0% with a year-to-date effective income tax rate for the three and nine months ended September 30, 2020 respectively of 0%.

Note 13 – Commitments and Contingencies

A)	Litigation

INVO Bioscience, Inc. v. James Bowdring

On August 7, 2019, the Company sent James Bowdring, the brother of the Company’s then Chief Financial Officer, a check in the amount of $65,197 as full and final payment under those certain promissory notes dated April 8, 2011 and November 9, 2011.  On August 8, 2019, Mr. Bowdring’s legal counsel returned the check.  A basis for returning the check was a claim that the interest due under the Notes called for compounded interest and not per annum interest.  In addition, the letter rejecting the tender of the payment in full check alleged Mr. Bowdring was considering a future intention to convert his Promissory Notes into shares of the Company’s common stock.  Mr. Bowdring, through his counsel, indicated that such future intention to convert the Notes to common stock were contingent upon Mr. Bowdring addressing certain personal issues which were not disclosed by his counsel in the correspondence returning the checks.  The Company does not believe that Mr. Bowdring has the right to seek conversion of the Notes once payment for the Notes has been tendered.  In order to resolve the issue of the Company’s tender of payment in full versus Mr. Bowdring’s assertion that he can reject tender and seek conversion, the Company has filed an action in the Suffolk Superior Court in Boston on September 3, 2019 seeking Declaratory Judgment and Judgment for Breach of Contract. On September 30, 2019, Mr. Bowdring filed an answer and counterclaim under which he alleged breach of contract, fraud, promissory estoppel, unfair and deceptive practices and constructive trust. Mr. Bowdring is seeking receipt of all shares due under the adjusted conversion price.

The 10% Senior Secured Convertible Promissory Notes were issued on April 8, 2011 and November 9, 2011, with maturity dates thirty days subsequent to the dates of issuance.  Interest was calculated at 10% per annum, compounded based on a 360-day year. Investors had the option to convert any unpaid principal and accrued interest into shares of Company’s common stock original conversion prices of $0.96 and $0.32, respectively, subject to adjustments upon the Company’s issuances of stock at prices less than the original conversion prices during the 24-months after issuance of each note (i.e. currently $0.2100).

The Company does not currently expect the above matter to have a material adverse effect upon either the Company’s results of operations, financial position, or cash flows.

INVO BIOSCIENCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

(unaudited)

B)	Employee Agreements

On October 10, 2019, the Company entered into an agreement with its CEO, Steve Shum. The Company agreed to pay Mr. Shum an annual salary of $260,000. In addition, Mr. Shum is eligible to earn bonus compensation of up to $75,000 bonus upon a successful up-listing to the NASDAQ exchange. All other bonus amounts will be determined by the Board of Directors, in their sole discretion. In addition to his base salary and performance bonus, the Company granted Mr. Shum: (i) 12,500 shares of common stock and (ii) a three-year option to purchase 202,599 shares of common stock at an exercise price of $8.16 per share. These options will vest monthly over a 3-year period.

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

In connection with the Employment Agreement, on January 17, 2020, the Company granted Mr. Campbell 31,250 shares of Company common stock, and an option to purchase 125,000 shares of Company common stock (the “Option”) at an exercise price of $6.84 per share. One quarter of the Option vested upon grant, and the remainder vests in monthly increments over a period of two years from the date of grant.

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

In January 2019, the Company announced a U.S. license and distribution agreement with Ferring International Center S.A. (“Ferring”) and as a result took a significant step to strengthen the Company that the Company believes will allow it to implement its overall business plan. The Company believes that this strategic partnership with a strong reproductive organization such as Ferring Pharmaceuticals will provide it with the necessary sales and marketing resources within the United States to expand the market and help reach all of those couples not receiving reproductive treatments today. The agreement calls for the issuance of an initial upfront payment of $5,000,000 which the Company received upon the signing of the agreement and then subsequent licensing fee payment of $3,000,000 that will provide the Company with a source of non-dilutive financing to execute the Company’s plan. Under the terms of the agreement the Company can pursue developing international markets and as well as partnering and opening INVO-only reproductive centers within the U.S. market. The Company believes this major milestone and agreement is a critical step that allows the Company to implement its mission of expanding access to care in the fertility marketplace. The initial upfront payment of $5,000,000 which the Company received upon the signing of the agreement is being recognized to income over the 7 year term.

INVO BIOSCIENCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

(unaudited)

Under the terms of the Distribution Agreement, Ferring completed its obligation to make an initial payment to the Company of $5,000,000 upon completion of the required closing conditions, including executed agreements from all current manufacturers of the licensed product that upon a material supply default by the Company, Ferring can assume a direct purchase relationship with such manufacturers. Ferring is obligated to make a second payment to the Company of $3,000,000 provided that the Company is successful in obtaining a five day label enhancement from the FDA for the current incubation period for the licensed product at least three (3) years prior to the expiration of the term of the license for the licensed product and provided further that Ferring has not previously exercised its right to terminate the Distribution Agreement for convenience. In addition, the Company entered into a separate Distribution Agreement.  The Distribution Agreement has an initial term expiring on December 31, 2025 and at the end of the initial term it may be terminated by the Company if Ferring fails to generate specified minimum revenues to the Company from the sale of the licensed product during the final two years of the initial term.

The Ferring license was deemed to be a functional license that provide customers with a “right to access” to the Company’s intellectual property during the subscription period and, accordingly, revenue is recognized over a period of time, which is generally the subscription period. During the three months and nine months ended September 30, 2020, the Company recognized $178,572 and $357,143, respectively, related to the Ferring license agreement.

As of September 30, 2020, and December 31, 2019, the Company had deferred revenues of $3,750,000 and $4,285,715, respectively.

On September 20, 2019, the Company entered into an exclusive distribution agreement with Quality Medicines, Cosmetics & Medical Equipment Import for the territories of Sudan, Uganda and Ethiopia. This distribution agreement has a term of one year and may be extended by mutual agreement and is based on wholesale prices. Quality Medicines is required to register the Company’s product in each of these countries. We expect to renew or extend this agreement for another year.

On September 11, 2019, the Company entered into an exclusive distribution agreement with G-Systems Limited registered in Nigeria. In the territories of Nigeria. This distribution agreement has a term of one year and may be extended by mutual agreement and is based on wholesale prices. G-Systems is required to register the Company’s product in Nigeria. We expect to renew or extend this agreement for another year.

On November 12, 2019, the Company announced that it had entered into exclusive distribution agreements with Biovate a Jordanian company for the territory of Jordan and Orcan Medical for the territory of Turkey. This agreement has a term of one year with extensions by mutual agreement. Safadi Drugstore is required to register the Company’s product in Jordan. We expect to renew or extend this agreement for another year.

On January 16, 2020, the Company announced a Joint Venture agreement for the India market. Under terms of the agreement, The Company and its partner, Medesole Healthcare and Trading Pvt Ltd, will each own 50% of the joint venture. The Company provides the device, training and general technology support to the joint venture, while Medesole will be responsible for the operations of the INVOcell clinics in India. Both partners will equally invest in start-up and capital expenditures and share in the revenue and profits of the joint venture. The business model allows the Company to benefit not only from the sale of the device, but from the delivery of the entire solution. The Company believes this JV structure is an attractive new model for us, and one in which the Company may replicate in other select parts of the world. As of September 30, 2020 the final JV setup had not yet been completed.

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

INVO BIOSCIENCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

(unaudited)

For the nine months ended September 30, 2020 and 2019 the source of revenue was derived from:

	September 30, 2020	September 30, 2019
Domestic Product revenue	$305,000	$615,927

Domestic licensing fee	535,714	535,714

Total revenue	$840,714	$1,151,641

The Company’s revenue is highly concentrated as 100 percent of revenue is currently derived from the Company’s agreement with Ferring.

Contract Balances

The Company incurs agreement obligations on general customer purchase orders and e-mails that have been accepted but unfulfilled. Due to the short duration of time between order acceptance and delivery of the related product, the Company has determined that the balance related to these obligations is generally immaterial at any point in time. The Company monitors the value of orders accepted but unfulfilled at the close of each reporting period to determine if disclosure is appropriate.

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

Taxes Collected from Customers

As the Company’s products are used in another service and are exempt, the Company does not collect taxes. If the Company were to collect taxes, they would be assessed on the value of transaction revenue and would be excluded from product revenues and cost of sales and would be accrued in current liabilities until remitted to governmental authorities.

Effective Date and Transition Disclosures

Adoption of the new standards did not have a material impact on the Company’s consolidated financial statements and is not expected to have a material impact in future periods.

INVO BIOSCIENCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

(unaudited)

Note 15 – Investment in Joint Ventures

Effective September 24, 2020, the Company’s wholly owned subsidiary, INVO Centers, LLC a Delaware limited liability company (“INVO Centers”) entered into a Pre-Incorporation and Shareholders Agreement (the “Agreement”) with Francisco Arredondo, MD PLLC (“Arredondo”) and Security Health LLC, a Texas limited liability company (“Ramirez” together with INVO and Arredondo, the “Shareholders”) under which INVO Centers, Arredondo and Ramirez intend to commercialize the INVO IVC procedure and offer related medical treatments in Mexico (the Business”) and to further become shareholders in a Mexican company to be incorporated in Mexico (the “Mexico Company”) for purposes of operating the Business. For the nine months ended September 30, 2020 the Company has invested $23,517 in this joint venture.

The Mexico Company, which will be named Positib Fertility, S.A. de C.V, is to be established within three weeks of executing the Agreement, with each of INVO Centers, Arredondo and Ramirez to be equal shareholders (1/3 each).  The Mexico Company will acquire exclusively from INVO Bioscience, Inc. the INVOcell product to be used by the Mexico Company to render its services at cost plus any uncured shipping, customs and related fees. The joint venture partners have begun the process to identify key personnel, started the build out, and have requested approval from Cofepris (the Mexico Ministry of Health). The Company believes that, the earliest possible operational timeframe for the joint venture is second quarter of 2021.

The Shareholders agree that the Mexico Company will operate in Monterrey Nuevo Leon, Mexico and any other cities and places in Mexico as approved by the Mexico Company board of directors and Shareholders. In addition, the Shareholders agree that the Mexico Company will be the exclusive distributor of INVO Bioscience, Inc. and affiliates with respect to the INVO Products in Mexico and the Shareholders agree not to compete directly or indirectly with the Mexico Company in Mexico. Each Shareholder agreed to certain restrictions on transfer of its equity in the Mexico Company and afforded the other Shareholders a right of first refusal prior to any transfer.

In addition, the Company has invested $9,157 in joint ventures the Company is currently exploring.

Note 16 – Subsequent Events

The Company issued 109 rounding shares in conjunction with the reverse stock split of the Company’s common stock at a ratio of 5-for-8.

On November 12, 2020, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Roth Capital Partners, LLC, as representative of the several underwriters (the “Underwriters”), in connection with the Company’s public offering (the “Offering”) of 3,625,000 shares (the “Firm Shares”) of the Company’s common stock, $0.0001 par value per share (the “Common Stock”), at a public offering price of $3.20 per share. Under the terms of the Underwriting Agreement, the Company granted the Underwriters an option, exercisable for 45 days, to purchase up to an additional 543,750 shares of Common Stock at the public offering price, less underwriting discounts and commissions (the “Option Shares,” and together with the Firm Shares, the “Shares”).

The Company expects to close the sale of the Common Stock on November 17, 2020, subject to customary closing conditions. The net proceeds to the Company from the Offering are expected to be approximately $10.1 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company.

The Company has evaluated subsequent events through the date the financial statements were released and there were no others.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements made in this Quarterly Report on Form 10-Q, including without limitation this Management’s Discussion and Analysis of Financial Condition and Results of Operations, other than statements of historical information, are forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These forward-looking statements may sometimes be identified by such words as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate” and “continue” or similar words.  We believe that it is important to communicate our future expectations to investors.  However, these forward-looking statements involve many risks and uncertainties including those referred to herein and in our Annual Report on Form 10-K for the year ended December 31, 2019.  Our actual results could differ materially from those indicated in such forward-looking statements as a result of certain factors.  Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

●

Enhances Industry capacity: The INVOcell device eliminates the need for a lab incubator as well as helps reduce the overall need for lab-support resources. We believe this generally supports the ability to lower costs as well as enable a clinic to handle a higher volume of patients on average.

●	Reduces the risk of errors of wrong embryo transfers since the embryos are never separated from the woman.
●	Promotes greater involvement by couples in the treatment and conception.
●	Creates a more natural and environmentally stable incubation than traditional IVF incubation in a laboratory.

In the second quarter of 2016, the first US baby from the INVOcell and INVO procedure following FDA clearance was born in Texas.

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

On September 20, 2019, we entered into an exclusive distribution agreement with Quality Medicines, Cosmetics & Medical Equipment Import for the territories of Sudan, Uganda and Ethiopia. This distribution agreement has a term of one year and may be extended by mutual agreement and is based on wholesale prices. Quality Medicines is required to register our product in each of these countries. We expect to renew or extend this agreement for another year.

On September 11, 2019, we entered into an exclusive distribution agreement with G-Systems Limited registered in Nigeria. In the territories of Nigeria. This distribution agreement has a term of one year and may be extended by mutual agreement and is based on wholesale prices. G-Systems is required to register our product in Nigeria. We expect to renew or extend this agreement for another year.

On November 12, 2019, we announced we had entered into exclusive distribution agreements with Biovate a Jordanian company for the territory of Jordan and Orcan Medical for the territory of Turkey. This agreement has a term of one year with extensions by mutual agreement. Safadi Drugstore is required to register our product in Jordan. We expect to renew or extend this agreement for another year.

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

We operate with a core internal team and outsource certain operational functions in order to help accelerate our efforts as well as reduce fixed internal overhead needs and in-house capital equipment requirements.  Our most critical management and leadership functions are carried out by our core management team. We have contracted out the manufacturing, assembly, packaging, labeling and sterilization of the device to a medical manufacturing company  and to a sterilization specialist to perform the gamma sterilization process.

Historically, our most significant challenge in growing our business has been our limited resources.   In prior years we had reduced this by, among other things, officers and directors foregoing salaries and fees and not engaging in certain activities in order to avoid incurring certain expenses (such as travel and marketing costs).  Beginning in 2019, as a result of the Ferring agreement and upfront payment, we expanded our sales and marketing efforts and regulatory and clinical development activities. Our cash needs are primarily attributable to funding our sales and marketing efforts, strengthening our training capabilities, satisfying existing obligations, funding our clinical trial for additional product indications, building an administrative infrastructure, and costs and professional fees associated with being a public company.  We currently expect our existing distribution and partnership agreements, such as that with Ferring and the other more recent agreements with non-U.S. companies, provide for increased revenue minimums and will help offset the higher level of spending.

Recent Developments

On October 22, 2020, our board of directors approved a reverse stock split of our common stock at a ratio of 5-for-8 and also approved a proportionate decrease in the Company’s authorized common stock to 125,000,000 shares from 200,000,000. Pursuant to Nevada Revised Statutes, a company may effect a reverse split without stockholder approval if both the number of authorized shares of common stock and the number of outstanding shares of common stock are proportionally reduced as a result of the reverse split, the reverse split does not adversely affect any other class of stock of the company, and the company does not pay money or issue scrip to stockholders who would otherwise be entitled to receive a fractional share as a result of the reverse split,  On November 5, 2020, we filed a certificate of change with the Nevada Secretary of State (with an effective date of November 9, 2020) pursuant to Nevada Revised Statutes 78.209 to (i) decrease the number of authorized shares of common stock from 200,000,000 to 125,000,000 shares and (ii) effectuate a 5-for-8 reverse stock split of the outstanding common stock. On November 6, 2020, we received notice from FINRA/OTC Corporate Actions that the reverse split would take effect at the open of business on November 9, 2020 and the reverse stock split took effect on that date

Effective September 24, 2020, our wholly owned subsidiary, INVO Centers, LLC a Delaware limited liability company (“INVO Centers”) entered into a Pre-Incorporation and Shareholders Agreement (the “Agreement”) with Francisco Arredondo, MD PLLC (“Arredondo”) and Security Health LLC, a Texas limited liability company (“Ramirez” together with INVO and Arredondo, the “Shareholders”) under which INVO Centers, Arredondo and Ramirez intend to commercialize the INVO IVC procedure and offer related medical treatments in Mexico (the Business”) and to further become shareholders in a Mexican company to be incorporated in Mexico (the “Mexico Company”) for purposes of operating the Business. For the nine months ended September 30, 2020 we have invested $23,517 in this joint venture.

The Mexico Company, which will be named Positib Fertility, S.A. de C.V, is to be established within three weeks of executing the Agreement, with each of INVO Centers, Arredondo and Ramirez to be equal shareholders (1/3 each).  The Mexico Company will acquire exclusively from INVO Bioscience, Inc. the INVOcell product to be used by the Mexico Company to render its services at cost plus any uncured shipping, customs and related fees. The joint venture partners have begun the process to identify key personnel, started the build out, and have requested approval from Cofepris (the Mexico Ministry of Health).   We believe, the earliest possible operational timeframe for the joint venture is the second quarter of 2021.

The Shareholders agree that the Mexico Company will operate in Monterrey Nuevo Leon, Mexico and any other cities and places in Mexico as approved by the Mexico Company board of directors and Shareholders.  In addition, the Shareholders agree that the Mexico Company will be the exclusive distributor of INVO Bioscience, Inc. and affiliates with respect to the INVO Products in Mexico and the Shareholders agree not to compete directly or indirectly with the Mexico Company in Mexico.  Each Shareholder agreed to certain restrictions on transfer of its equity in the Mexico Company and afforded the other Shareholders a right of first refusal prior to any transfer.

From May 15, 2020 through September 30 2020, we entered into definitive securities purchase agreements (“Purchase Agreements”) with accredited investors for their purchase of (i) secured convertible notes issued by us in the aggregate original principal amount of 3,494,840 (the “Notes”), and (ii) Unit Purchase Options (“Purchase Options”) to purchase 430,017 units (each, a “Unit”), at an exercise price of $6.00 per Unit (subject to adjustments), with each Unit exercisable for (A) one share of our Common Stock and (B) a 5-year warrant (the “Warrants”) to purchase one share of our common stock at an exercise price of $9.60 (subject to adjustments) (the “Private Placement”). Each purchaser of a Note will be issued a five-year Purchase Option to purchase 0.086875 Units for each dollar of Notes purchased. We received gross proceeds of approximately $3.15 million (of which $2,950,000 was received in cash and $143,640 resulted from cancellation of indebtedness). Tribal Capital Markets, LLC acted as placement agent (the “Placement Agent”) in the Private Placement. We paid the Placement Agent and certain selling agents a cash fee of 8% on a portion of the proceeds for an aggregate amount of $236,000. We also agreed to issue the Placement Agent and the selling agent 5-year warrants to purchase 6,750 shares of our common stock at an exercise price of $5.76. These warrants will have the same terms and conditions as the Warrants issued in the Private Placement, except for the different exercise price. We received approximately $3.05 million in net proceeds from the Private Placement, after deducting placement agent fees and selling agent fees payable to the Placement Agent and selling agent, respectively, and investor counsel in connection with the transaction. We used approximately $413,456, in proceeds to repay outstanding 9% promissory notes and we intend to use the remaining proceeds for working capital and general corporate purposes.

Pursuant to that certain Form of Secured Convertible Note entered into in connection with the Purchase Agreement (the “Form of Note”), interest on such Notes accrues at a rates of ten percent 10% per annum and is payable either in cash or in shares of the Company’s common stock at the conversion price in the Note on each of the six and twelve month anniversaries of the issuance date and on the maturity dates of November 15, 2021; December 22, 2021 and December 30, 2021. The Notes issued in July 2020 have a Maturity Date of January 1, 2022.

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

A Note may not be converted, and shares of common stock may not be issued under the Notes if, after giving effect to the conversion or issuance, the holder together with its affiliates would beneficially own in excess of 9.99% of our outstanding ordinary shares.

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

The Notes are secured by the proceeds from the $3,000,000 milestone payment pursuant to Section 7.2(b) of the Distribution Agreement between the Company and Ferring, after such proceeds are actually received by us from Ferring, all pursuant to the terms of a Security Agreement entered into between us and the noteholders under the Purchase Agreement.

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

Results of Operations

Three months ended September 30, 2020, compared to the three months ended September 30, 2019

Net Sales and Revenues

Revenue for the three months ended September 30, 2020, was $336,071 compared to $303,571 for the three months ended September 30, 2019. The increase of $32,500 or 11% was the result of an increase in product sales to Ferring.  Many clinics have resumed operations since the early year lockdowns associated with COVID-19, although we believe at a more measured pace compared to pre-COVID levels. That resumption of activities aided our third quarter progress and we believe this, along with Ferring’s required annual minimums, should contribute to an even stronger fourth quarter sales figure.

Gross Margin

The gross margin reported for the three months ended September 30, 2020 was 92% or $308,673 compared to 85% or $258,645 for the three months ended September 30, 2019.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2020 were $1,463,887 compared to $891,008 for the three months ended September 30, 2019. The increase of $572,879 or 64% from 2020 was primarily the result of an increase in personnel expenses, stock-based compensation and other corporate expenses.  Non-cash related operating expenses in the period totaled $330,548.

Research and Development Expenses

We began to fund additional research and development (“R&D”) efforts in 2020 in for our clinical trial, anticipated to occur in 2020, and additional patent filings. Excluding the investment in inventory in anticipation of clinical trials beginning in 2020 and patents, R&D expenses for 2020 were $112,552 for the three months ended September 30, 2020. During 2019 we did not fund any R&D as a result of its limited resources.

Interest Expense and Financing Fees

During the three month ended September 30, 2020 we incurred $504,061 in interest expense, compared to $47,462 in the three months period ended September 30, 2019. The increase of $456,599 or approximately 962% was primarily due to the increase in the amortization of the debt discount, debt issuance cost and interest on the 2020 Convertible Notes.

Income Taxes

Federal income tax expenses for the three months ended September 30, 2020 were $0, as compared to $30,509 for the three months ended September 30, 2019, a decrease of $30,509. The decrease is primarily due to non-recurring income tax expenses in 2019  primarily related to (i) the recognition of Ferring license fee income of $5,000,000, as well as (ii) other book-to-tax adjustments for income tax reporting purposes.

Net Loss

For the reasons stated above, we had a net loss of $1,771,827 for the three months ended September 30, 2020, compared to a net loss of $710,334 for the three months ended September 30, 2019. The increase of $1,061,493 or approximately 149%, is primarily due to an increase in operating expense, interest expenses and financing fees.  Total non-cash related expenses in the period totaled $837,236, primarily associated with equity-based expensing and debt amortization.

Nine months ended September 30, 2020, compared to the nine months ended September 30, 2019

Net Sales and Revenues

Revenue for the nine months ended September 30, 2020 was $840,714, a decrease compared to $1,151,641 for the nine months ended September 30, 2019. The decrease of $310,927 or 27% was the result of reduced product sales to Ferring, due primarily to the impact of the COVID 19 pandemic in the first half of the year. A majority of clinics curtailed their fertility services, especially in connection with the general lockdowns that occurred. More recently, many of the clinics have resumed operations, albeit at a measured pace.

Gross Margin

The gross margin reported for the nine months ended September 30, 2020 was 91% or $762,152 compared to 90% or $1,040,455 for the nine months ended September 30, 2019.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended September 30, 2020 were $4,311,872, compared to $2,087,725 for the nine months ended September 30, 2019. The increase of $2,224,147 or 107% was primarily the result of an increase in personnel, stock-based compensation and other corporate expenses.  Non-cash related operating expenses in the nine-month period totaled $1,334,806 compared to $133,901 in the prior 9-months.

Research and Development Expenses

We began to fund additional research and development (“R&D”) efforts in 2020 in preparation for our clinical trial, anticipated to occur in 2020, and additional patent filings. Excluding the investment in inventory for the clinical trials and patents, R&D expenses for 2020 were $177,492 for the nine months ended September 30, 2020. During 2019, we did not fund and R&D as a result of our limited resources.

Interest Expense and Financing Fees

During the nine-month period ended September 30, 2020 we incurred $811,888 in interest expense compared to $332,677 in the nine month ended September 30, 2019. The increase of $479,211 or approximately 144% primarily due to an increase in the amortization of the debt discount, debt issuance cost and interest on the 2020 Convertible Notes.

Income Taxes

Federal income tax expenses for the nine months ended September 30, 2020 were $0, as compared to $30,509 for the nine months ended September 30, 2019, a decrease of $30,509. The decrease is primarily due to non-recurring income tax expenses in 2019 primarily related to (i) the recognition of Ferring license fee income of $5,000,000, as well as (ii) other book-to-tax adjustments for income tax reporting purposes.

Net Loss

For the reasons above, we had a net loss of $4,539,100 for the nine months ended September 30, 2020 compared to a net loss of $1,410,456 for the nine months ended September 30, 2019. The increase of $3,128,644 or approximately 222% is primarily due to the increase in operating expenses, interest expenses and financing fees.  Total non-cash related expenses in the nine month period totaled $2,141,082, primarily associated with equity-based expensing and debt amortization compared to $503,466 in the prior nine month period.

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

For the nine months ended September 30, 2020 and 2019, we had net losses of $4,539,100 and $1,410,456, respectively. The net loss in 2020 was higher than 2019 due to the increase in operating expenses and interest expenses and financing fees in the nine months ended September 30, 2020. We had working capital deficit of $510,693 in the nine months ended September 30, 2020 verses working capital as of December 31, 2019 of $42,330. As of September 30, 2020, our stockholder’s deficiency was $3,901,944 compared to $3,713,595 as of December 31, 2019 and cash used in operations was $2,954,823 for the nine months ended September 30, 2020 compared to cash provided by operations of $2,141,607 for the nine months ended September 30, 2019. Historically, our primary sources of liquidity have been from equity or debt offerings. Until we can generate a sufficient amount of cash from operations, we expect to finance future cash needs through public or private equity or debt offerings. Additional capital may not be available on reasonable terms, if at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly scale back our operations or delay, scale back or discontinue the continuing development of our products. If we raise additional funds through the issuance of additional debt or equity securities, it could result in dilution to our existing stockholders and increased fixed payment obligations, and these securities may have rights senior to those of our common stock. If we incur indebtedness, we could become subject to covenants that would restrict our operations, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. Any of these events could significantly harm our business, financial condition and prospects.

The following table shows a summary of our cash flows for the nine months ended September 30, 2020 and 2019:

	2020	2019
Cash (used in) provided by:
Operating activities	(2,954,823)	2,141,607
Investing activities	(90,682)	(114,706)
Financing activities	2,715,209	(229,465)

Net cash as of September 30, 2020, was $908,289, which is $330,296 lower than net cash of $1,238,585 at December 31, 2019.

Net cash used in operating activities was $2,954,823 for the nine months ended September 30, 2020, compared to net cash provided by operating activities of $2,141,607 for the nine months ended September 30, 2019.  The increase in net cash used in operations was primarily due to the increase in net loss.

The decrease in cash used in investing activities for the nine months ended September 30, 2020 from the nine months ended September 30, 2019 is the result of expenses for the development and purchasing of molds for the next generation of the INVOcell.

Cash provided by financing activities was $2,715,209 during the nine months ended September 30, 2020 as a result of proceeds from the 2020 Convertible Notes, offset by repayment of promissory notes with the cash received in this financing. Cash used during the nine months ended September 30, 2019 was used to pay principle on notes payable.

Notes Payable and Other Related Party Transactions

In April 2011, we issued a new short-term convertible note (“Q211 Note”) payable to James Bowdring in the amount of $50,000. The Note carries a 10% interest rate. We paid $25,000 of the Note in 2011 in cash. The Q211 Note is convertible into our Common Stock at a conversion price of $0.96 per share, subject to adjustments. During the three and nine months ended September 30, 2019, we accrued interest in the amount of $597 and $1,836 on the Q211 Note, respectively.

In November 2011, we issued a new convertible note (“Q411 Note”) payable to James Bowdring in the amount of $10,000. The Q411 Note carries a 10% interest rate. The Q411 Note was converted into our common stock at a conversion price of $0.32 per share, subject to adjustments. During the three and nine months ended September 30, 2019, we accrued interest in the amount of $253 and $749 on the Q411 Note, respectively.

The foregoing notes had maturity dates thirty days subsequent to the dates of issuance. Interest was calculated at 10% per annum, compounded based on a 360-day year. Investors had the option to convert any unpaid principal and accrued interest into shares of our common stock original conversion prices of $.96 and $.32, respectively, subject to adjustments upon our  issuances of stock at prices less than the original conversion prices during the 24-months after issuance of each note (i.e. currently $0.21).

On August 7, 2019, we sent James Bowdring, a related party, a check in the amount of $65,197 as full payment of the foregoing promissory notes. On August 8, 2019, Mr. Bowdring’s legal counsel returned this check with a letter stating that the check did not properly account for the compound interest identified in such notes. In addition, the letter stated Mr. Bowdring’s desire to convert these promissory notes into shares of our common stock in lieu of any cash payment. We do not believe that Mr. Bowdring has the right to convert such notes upon receiving payment of such notes and intends to vigorously contest any conversion of these notes.

In May 2018, we  sold 4,687 shares of common stock at a price of $6.40 per share for proceeds of $30,000 to Charles Mulrey and family, the brother-in-law of Robert J. Bowdring, Director & Acting Chief Financial Officer as part of the recent financing.

During the second quarter of 2018, INVO Bioscience settled a commitment it had with one of its Directors, Dr. Kevin Doody for the services he and his team performed prior to and following INVOcell’s FDA clearance related to clinical guidance and support. We issued him 93,750 common shares of stock with a fair value of $1,530,000.

We previously rented its corporate office from Forty Four Realty Trust which is owned by James Bowdring, the brother of former Director and former Interim CFO Robert Bowdring, from November 2012 through May 2019 when the Company relocated to a new facility. It was a month to month rental arrangement for less than the going fair market real estate rental rate. The rent expense paid for the nine months ended September 30, 2020 and 2019 was $0 and $1,800 respectively. In addition, we had purchased stationary supplies and marketing items at discounted rates from Superior Printing & Promotions which is also owned by James Bowdring and is in the same building as our former corporate office. INVO Bioscience spent $0 and $2,134 with Superior during the three months ended September 30, 2020 and 2019, respectively, and $0 and $8,168 during the nine months ended September 30, 2020 and 2019, respectively.

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

Revenue Recognition

We recognize revenue in accordance with ASC 606, when a customer obtains control of promised goods and is recognized at an amount that reflects the consideration expected to be received in exchange for such goods and collectability of the resulting receivable is reasonably assured.

Intangible Assets

Our intangible assets consist of our INVOcell and INVO process patents. We amortize our intangible assets with definitive lives over their useful lives, which range up to 20 years, based on the time period the Company expects to receive the economic benefit from these assets. No impairment charge was recorded during the nine months  ended September 30, 2020 or 2019.

We continually assess whether events or changes in circumstances have occurred that may warrant revision of the estimated useful lives of ours intangible and indefinite-lived assets or whether the remaining balances of those assets should be evaluated for possible impairment. There were no changes in the carrying value of intangible and indefinite-lived assets during the nine months ended September 30, 2020.

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

We continually assess whether events or changes in circumstances have occurred that may warrant revision of the estimated useful lives of our intangible and indefinite-lived assets or whether the remaining balances of those assets should be evaluated for possible impairment. There were no changes in the carrying value of intangible and indefinite-lived assets during the nine months ended September 30, 2020.

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

Income Taxes

We use the asset and liability method to account for income taxes. Under this method, deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. If a carryforward exists, we make a determination as to whether the carryforward will be utilized in the future. Currently, a valuation allowance is established for all deferred tax assets and carryforwards as their recoverability is deemed to be uncertain. If our expectations for future operating results at the federal or at the state jurisdiction level vary from actual results due to changes in healthcare regulations, general economic conditions, or other factors, we may need to adjust the valuation allowance, for all or a portion of our deferred tax assets. Our income tax expense in future periods will be reduced or increased to the extent of offsetting decreases or increases, respectively, in our valuation allowance in the period when the change in circumstances occurs. These changes could have a significant impact on our future earnings.

Income tax expense was $0 and $30,509 for the nine months ended September 30, 2020 and 2019. The annual forecasted effective income tax rate for 2020 is 0% with a year-to-date effective income tax rate for the nine months ended September 30, 2020 of 0%.

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

Item 3.       Quantitative and Qualitative Disclosures about Market Risks

Not applicable

Item 4.       Controls and Procedures

(a)     Evaluation of Disclosure Controls and Procedures

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

Our management, under the supervision and with the participation of our Chief Executive Officer and Acting Chief Financial  Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2020, the end of the fiscal period covered by this Form 10Q.  We maintain disclosure controls and procedures that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.  Based upon that evaluation, our Chief Executive Officer and Acting Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2020.

(b)     Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.      Legal Proceedings

We did not have any material development for any pending litigation in the nine months ended September 30, 2020. Please see our Annual Report on Form 10-K for the year ended December 31, 2019 for a description of pending litigation, which Report is incorporated herein by reference.

Item 1A.   Risk Factors

You should carefully review and consider the information regarding certain factors that could materially affect our business, financial condition or future results set forth under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed on March 30, 2020 with the SEC and our Quarterly Report on Form 10-Q for the period ended June 30, 2020 filed on August 13, 2020 with the SEC. There have been no material changes from the factors disclosed in our 2019 Annual Report on Form 10-K, and our Quarterly Report on Form 10-Q for the period ended June 30, 2020 although we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

We are vulnerable to the general economic effects of epidemics and other public health crises, such as the novel strain of coronavirus (COVID 19) reported to have surfaced in Wuhan, China in 2019. Due to the recent outbreak of the coronavirus, there has been a curtailment of global travel and business activities. More specifically, many fertility clinics around the world reduced or even temporarily postponed new procedures during the initial pandemic wave, and many continue to operate in a reduced capacity.  If not resolved quickly, the impact of the epidemic could have a material adverse effect on our business, financial condition and operating results and general ability to grow and expand INVOcell usage around the world. In particular, our sales and marketing efforts with the INVOcell and INVOcell Procedure could be adversely affected by recently implemented protocols for screening and restricting outside visitors and vendors. Additionally, officially imposed quarantines and self-quarantines could interfere with patients’ ability to see a health care provider and obtain our INVOcell and INVOcell Procedure.

Item 2.      Unregistered Issuance of Equity Securities and Use of Proceeds

1.

In August 2020, we issued 3,750 shares of common stock with a fair value of $19,500 in consideration of consulting services rendered.  We did not receive any proceeds from the issuance. The issuance was exempt under Section 4(a)(2) of the Securities Act of 1933, as amended.

2.

In November 2020, we issued 109 shares of common stock as the result of the rounding on the 5-8 reverse stock split. We did not receive any proceeds from the issuance. The issuance was exempt under Section 3(a)(9) of the Securities Act of 1933, as amended.

Item 3.      Defaults Upon Senior Securities

None.

Item 4.      Mine Safety Disclosures

Not applicable

Item 5.      Other Information

1.  See our Current Report on Form 8-K dated November 12, 2020 and filed on November 13, 2020 for details regarding our entry into an underwriting agreement.

2.  See our Current Report on Form 8-K dated November 8, 2020 and filed on November 9, 2020 for details regarding our appointment of Jeffrey Segal as a director.

3.  See our Current Report on Form 8-K dated November 5, 2020 and filed on November 9, 2020 for details regarding our 5-for-8 reverse stock split.

4.  See our Current Report on Form 8-K dated September 24, 2020 and filed on September 30, 2020 for details regarding our joint venture.

Item 6.      Exhibits

1.1	Underwriting Agreement dated November 12, 2020, filed as Exhibit 1.1.to the Registrant’s Current Report on Form 8-K filed on November13, 2020 and incorporated herein by reference.
3.1	Certificate of Change, attached as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated November 5,2020 and filed on November 9, 2020 and incorporated herein by reference.
10.1	Pre-incorporation and Shareholders Agreement, attached as exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated September 30, 2020 and incorporated herein by reference.
31.1*	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certifications of Principal Executive Officer and Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2020 and 2019, (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and 2019, and (iv) Notes to Consolidated Financial Statements

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 16, 2020.

INVO Bioscience, Inc.

Date: November 16, 2020	By:	/s/Steven Shum
Steven Shum, Chief Executive Officer
(Principal Executive Officer)
Date: November 16, 2020	By:	/s/ Debra Hoopes
Debra Hoopes, Acting Chief Financial Officer
(Acting Principal Financial and Accounting Officer)