Form 10-K
period 2020-12-31
INVO Bioscience, Inc.
filed 2021-03-30
CIK 1417926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2020

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

INVO BIOSCIENCE, INC.

(Exact name of registrant as specified in Charter)

Nevada	001-39701	20-4036208
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

5582 Broadcast Court Sarasota, Florida, 34240

(Address of Principal Executive Offices)

Registrant’s telephone number, including area code:   (978) 878-9505

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	INVO	The Nasdaq Stock Market LLC

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
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES  ☐    NO  ☒

Prior to November 12, 2020, the Registrant’s common stock was traded on the OTC QB Venture Market. The aggregate market value of the common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on the OTC QB Venture Market on June 30, 2020, was $19,556,356.

The number of shares outstanding of the Registrant’s common stock, $0.0001 par value, as of March 15, 2021 was 10,420,380.

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

In this Annual Report on Form 10-K, INVO Bioscience, Inc. (INVO Bioscience, Inc., together with its subsidiaries, is referred to in this document as “we”, “us”, “INVO Bioscience”, “INVO,” or the “Company”), incorporates by reference certain information from parts of other documents filed with the Securities and Exchange Commission.  The Securities and Exchange Commission allows us to disclose important information by referring to it in that manner.  Please refer to all such information when reading this Annual Report on Form 10-K.  All information is as of December 31, 2020 unless otherwise indicated.  For a description of the risk factors affecting or applicable to our business, see “Risk Factors,” below.

The Company

We are a medical device company focused on the Assisted Reproductive Technology (“ART”) marketplace. Our mission is to increase access to care and expand fertility treatment and patient care across the globe. Our patented device, the INVOcell, is the first Intravaginal Culture (“IVC”) system in the world used for the in vivo incubation of eggs and sperm during fertilization and early embryo development. INVOcell was granted clearance in the United States by the U.S. Food & Drug Administration (“FDA”) in November 2015, received the CE mark in October 2019, and is now positioned to help provide millions of infertile couples across the globe access to a new infertility treatment option. We believe this novel device and procedure (the “INVO Procedure”) provides a more natural, safe, effective, efficient and economical fertility treatment compared to current infertility treatments, including in-vitro fertilization (“IVF”) and intrauterine insemination (“IUI”). Unlike conventional infertility treatments such as IVF where the eggs and sperm develop into embryos in a laboratory incubator, the INVOcell utilizes the women’s vaginal cavity as the incubator to support a more natural fertilization process. As such, this novel device promotes in vivo conception and early embryo development.

In both commercial utilization of INVOcell and in clinical studies, the INVO Procedure has proven to have equivalent pregnancy success and live birth rates as IVF. Additionally, we believe there are emotional benefits with the mother’s participation in fertilization and early embryo development by vaginal incubation compared to that of conventional IVF treatment by offering a more connected and personalized method to achieve pregnancy.

For many couples struggling with infertility, access to treatment is often unavailable. Financial challenges (i.e., cost of treatment) and limited availability (or capacity) of fertility medical care are two of the main challenges in the ART marketplace that contribute to a large percentage of untreated patients. Religious, social and cultural roadblocks can also prevent hopeful couples from realizing their dream to have a baby with conventional IVF. We believe INVOcell can address many of the key challenges in the ART market, particularly patient cost and infrastructure capacity constraints. The many benefits to the INVO Solution include:

●

Cost: Many current clinics offering INVOcell are doing so at approximately half the cost of IVF treatment, due to less drugs often being prescribed for INVOcell, fewer office visits needed, and less laboratory time needed as incubation is occurring inside the body rather than the lab incubator.

●

Enhanced patient capacity: The INVOcell device eliminates the need for a lab incubator as well as helps reduce the overall need for lab-support resources during the incubation period. We believe this generally supports the ability to lower costs as well as enable a clinic to handle a higher volume of patients on average.

●	Promotes greater involvement by couples in the treatment and conception.
●	Reduces the risk of errors of wrong embryo transfers since the embryos are never separated from the woman.
●	Creates a more natural and environmentally stable incubation than conventional IVF incubation in a laboratory.

In the second quarter of 2016, the first U.S. baby from the INVOcell and INVO Procedure following FDA clearance was born in Texas.

Company History

We were formed on January 5, 2007 under the laws of the Commonwealth of Massachusetts under the name Bio X Cell, Inc. to acquire the assets of Medelle Corporation (“Medelle”).  Dr. Claude Ranoux purchased all of the assets of Medelle, and then he contributed those assets, including four patents relating to the INVOcell technology, to Bio X Cell, Inc. upon its formation in January 2007.

On December 5, 2008, Bio X Cell, Inc., doing business as INVO Bioscience, and each of the shareholders of INVO Bioscience entered into a share exchange agreement and consummated a share exchange with Emy’s Salsa AJI Distribution Company, Inc., a Nevada corporation (“Emy’s”). Upon the closing of the share exchange on December 5, 2008, the INVO Bioscience shareholders transferred all of their shares of common stock in INVO Bioscience to Emy’s. In connection with the share exchange, Emy’s changed its name to INVO Bioscience, Inc. and Bio X Cell, Inc. became a wholly owned subsidiary of Emy’s (re-named INVO Bioscience, Inc.).

On November 2, 2015 we were notified by the United States Food & Drug Administration (“FDA”) that the INVOcell and INVO Procedure were granted clearance via the de novo classification (as a Class II device) allowing us to market the INVOcell in the United States. Following this approval, we began marketing and selling INVOcell in many locations across the U.S. We currently have approximately 140 trained clinics or satellite facilities in the U.S. where patients can receive guidance and treatment for the INVO Procedure.

On November 12, 2018, we entered into a U.S. Distribution Agreement (the “Distribution Agreement”) with Ferring International Center S.A. (“Ferring”), which closed on January 14, 2019. At the closing, we received a $5,000,000 license payment upfront from Ferring. Pursuant to the Distribution Agreement, among other things, we granted Ferring an exclusive license in the United States market only, with rights to sublicense under patents related to our proprietary intravaginal culture device (INVOcell™), together with the retention device and any other applicable accessories (collectively, the “Licensed Product”) to market, promote, distribute and sell the Licensed Product with respect to all therapeutic, prophylactic and diagnostic uses of medical devices or pharmaceutical products involving reproductive technology (including infertility treatment) in humans (the “Field”). Ferring is responsible, at its own cost, for all commercialization activities for the Licensed Product in the U.S. market. We retained a limited exception to the exclusive license granted to Ferring allowing us, subject to certain restrictions, to establish up to five clinics that will commercialize INVO cycles in the U.S. This agreement was amended on March 2, 2021 to provide for added flexibility by increasing the number of INVO company-owned clinics initially allowable under the agreement and removing certain geographical requirements. Ferring is obligated to make a second payment to us of $3,000,000 upon procurement of a five (5) day label enhancement from the FDA for the current incubation period for the Licensed Product at least three (3) years prior to the expiration of the term of the license for the Licensed Product and provided further that Ferring has not previously exercised its right to terminate the Distribution Agreement for convenience. In addition, under the terms of a separate Supply Agreement, Ferring is obligated to pay us a specified supply price for each Licensed Product purchased by Ferring for distribution. The Distribution Agreement has an initial term expiring on December 31, 2025 and at the end of the initial term it may be terminated by us if Ferring fails to generate specified minimum revenues to us from the sale of the Licensed Product during the final two years of the initial term. Provided that no such termination occurs at the end of the initial term, thereafter the term of the Distribution Agreement shall automatically be renewed for successive three (3) years terms unless terminated by mutual consent. We retain all commercialization rights for the Licensed Product outside of the United States. See “Amendment to Ferring Distribution Agreement” below regarding Amendment No. 1 to the Distribution Agreement.

In October 2019, we received notice that the INVOcell product received CE Marking.  The CE marking (also known as CE mark) is a mandatory conformity mark on many products placed on the single market in the European Economic Area (“EEA”).  The CE marking (an acronym for the French “Conformite Europeenne”) certifies that a product has met European Union (“EU”) health, safety and environmental requirements, which ensure consumer safety.  It permits us to now commercially distribute INVOcell throughout various countries in the EU provided we comply with local registration requirements that vary by country. We had previously obtained the CE Mark in May 2008, but due to limited resources during that time we let the prior CE Mark lapse. With the re-certification completed, we are now actively marketing INVOcell within the EU.

Fiscal 2020 Developments and First Quarter 2021 Developments

Birmingham, Alabama JV Agreement

On March 10, 2021, our wholly owned subsidiary, INVO Centers, LLC (“INVO Centers”), entered into a limited liability company agreement (the “JV LLC Agreement”) with HRCFG, LLC (“HFCRG”) to form a joint venture for the purpose of commercializing our technologies related to our INVOcell and procedure for an in vivo method of vaginal incubation at a dedicated INVO fertility clinic in Birmingham, Alabama. The name of the joint venture LLC is HRCFG INVO, LLC, (the “JV Company”) and the members are INVO Centers and HRCFG. HRCFG’s responsibilities include providing clinical practice expertise perform recruitment functions, provide all necessary training, and provide day-to-day management of the clinic. INVO Centers will provide access to and will be the exclusive provider to the JV Company of the INVOcell and procedure. INVO Centers will also perform all required in vitro fertilization industry specific compliance and accreditation functions and product documentation for product registration. INVOcell will also provide a reasonable amount of funding to the JV Company. In connection with the formation of the JV Company, we provided an initial $30,000 in funding. In connection with such funds, HRCFG issued us a note (the “Note”) under which these funds will be repaid from 30% of JV Company’s operating profit. Interest on such funds accrues at a rate of 1.5%.  In addition, promptly upon opening the dedicated  INVO Technologies clinic in Birmingham, Alabama, (the “BHAM Clinic”) for business, we will issue to HRCFG 25,000 shares of our common stock. We will issue to HRCFG an additional 25,000 shares of our common stock for each additional INVOcell-based clinic opened for business by the JV Company.

Amendment to Ferring Distribution Agreement

On March 2, 2021, we entered into Amendment No. 1 to Distribution Agreement (the “Amendment”) with Ferring. Pursuant to the Amendment, Ferring agreed to purchase a 2,004 count of product for $501,000 pursuant to the Distribution Agreement in March 2021, at which point the minimum annual target for 2020 set forth in Section 2.4 of the Distribution Agreement will be deemed to be satisfied in full as a result of such purchase. The Amendment provides for added flexibility by increasing the number of INVO company-owned clinics initially allowable under the agreement and removing certain geographical requirements.

Malaysia Distribution and JV Agreements

On November 23, 2020, we entered into a Distribution Agreement with IDS Medical Systems (“Distributor”) to distribute the INVOcell system to Malaysia under which Distributor was appointed as the exclusive distributor in Malaysia. We can elect to terminate Distributor’s exclusivity upon its failure to meet certain purchase targets, in our sole discretion. The agreement is for a term of three years. We also granted Distributor an exclusive right to the INVO trademarks in Malaysia in connection with the sale of products in Malaysia.

On November 23, 2020, we entered into a separate joint venture agreement with SNS Murni SDN BHD (“SNS Murni”), a company incorporated in Malaysia, to establish an exclusive joint venture in Malaysia to (i) introduce, promote and market our technologies related to the INVOcell and INVO Procedure in dedicated government-owned fertility clinics in Malaysia, and (ii) establish INVO Clinics in Malaysia. The joint venture will be co-managed and owned 50% by each of INVO Bioscience and SNS Murni.

North Macedonia JV Agreement

On November 23, 2020, we entered into a joint venture agreement with Ginekaliks Dooel (“Ginekaliks”), a limited liability company incorporated in the Republic of North Macedonia, to establish an exclusive joint venture to (i) commercialize, introduce, promote and market technologies related to the INVOcell and INVO Procedure in North Macedonia, (ii) establish a private healthcare institution to offer the INVO Procedure. The joint venture will be co-managed and owned 50% by each of INVO Bioscience and Ginekaliks.

Medesole JV Agreement

On January 13, 2020, we entered into a joint venture agreement (the “Agreement”) with Medesole Healthcare and Trading Private Limited, India (“Medesole”), an Indian corporation that promotes and distributes healthcare technologies, medical equipment and allied services to hospitals, clinics and primary health care centers in India and the Middle East.

Pursuant to the Agreement, Invo Bioscience and Medesole will form a joint venture entity incorporated and registered in India, which will operate under the name Medesole INVO Bioscience India Private Limited (the “JV”). After formation, we will grant to the JV all required licenses for promoting, marketing and selling INVO technology in India. Invo Bioscience and Medesole intend that the JV will open and operate dedicated INVOcell-only clinics in India.

The JV will be co-managed and owned 50% by each of INVO Bioscience and Medesole.

Public Offering--Nasdaq Listing

In November 2020, we conducted a public offering of 3,625,000 shares (the “Shares”) of our common stock at a price of $3.20 per share. We received approximately $10.1 million after deducting the underwriting discounts and commissions and offering expenses. Concurrent with the initial closing of the offering, our common stock became listed on the Nasdaq Capital Market.

Mexico JV Agreement

Effective September 24, 2020, INVO Centers, LLC, entered into a Pre-Incorporation and Shareholders Agreement with Francisco Arredondo, MD PLLC (“Arredondo”) and Security Health LLC, a Texas limited liability company (“Ramirez”, and together with INVO and Arredondo, the “Shareholders”) under which the Shareholders will commercialize the INVO Procedure and offer related medical treatments in Mexico. Each party will own one-third of the Mexican incorporated company, Positib Fertility, S.A. de C.V. (the “Mexico Company”).  The Mexico Company will acquire the INVOcell product at cost plus any incurred shipping, customs and related fees.

The Mexico Company will operate in Monterrey Nuevo Leon, Mexico and any other cities and places in Mexico as approved by the Mexico Company’s board of directors and Shareholders.  In addition, the Shareholders agreed that the Mexico Company will be our exclusive distributor in Mexico. The Shareholders also agreed not to compete directly or indirectly with the Mexico Company in Mexico.

Private Placement

From May 15, 2020 through July 1, 2020, we entered into definitive securities purchase agreements (“Purchase Agreements”) with accredited investors for their purchase of (i) secured convertible notes issued by us in the aggregate original principal amount of $3,494,840 (the “Notes”), and (ii) Unit Purchase Options (“Purchase Options”) to purchase 303,623 units (each, a “Unit”), at an exercise price of $3.20 per Unit (subject to adjustments), with each Unit exercisable for (A) one share of our common stock and (B) a 5-year warrant (the “Warrants”) to purchase one share of our common stock at an exercise price of $3.20 (subject to adjustments) (the “Private Placement”). Each purchaser of a Note was issued a 5-year Purchase Option to purchase 0.086875 Units (as adjusted for the Reverse Splits (as defined below) for each dollar of Notes purchased. We received gross proceeds of approximately $3.5 million (of which $3,351,200 was received in cash and $143,640 resulted from cancellation of indebtedness). Tribal Capital Markets, LLC acted as placement agent (the “Placement Agent”) in the Private Placement. We paid the Placement Agent and certain selling agents a cash fee of 8% on a portion of the proceeds for an aggregate amount of $236,000. We also agreed to issue the Placement Agent and the selling agent 5-year warrants to purchase 6,750 shares of our common stock at an exercise price of $3.20. These warrants have the same terms and conditions as the Warrants issued in the Private Placement, except for the different exercise price. We received approximately $2,998,905 in net proceeds from the Private Placement, after deducting Placement Agent fees and selling agent fees payable to the Placement Agent and selling agent, respectively, and investor counsel in connection with the transaction. We used approximately $413,456 in proceeds to repay outstanding 9% promissory notes and we intend to use the remaining proceeds for working capital and general corporate purposes.

Pursuant to that certain Form of Secured Convertible Note entered into in connection with the Purchase Agreement (the “Form of Note”), interest on such Notes accrues at a rates of ten percent (10%) per annum and is payable either in cash or in shares of our common stock at conversion price of $3.20 (following and subject to adjustment for stock splits, combinations or similar events and anti-dilution provisions, among other adjustments) on each of the six and twelve month anniversary of the issuance date and on the maturity dates of November 15, 2021, December 22, 2021 and December 30, 2021.

All amounts of principal and interest due under the Notes are convertible at any time after the issuance date, in whole or in part (subject to rounding for fractional shares), at the option of the holders, into our common stock at a fixed conversion price of $3.20, which is subject to adjustment as described above.

Upon any issuance by us of any of our equity securities, including common stock, for cash consideration, indebtedness or a combination thereof after the date hereof (a “Subsequent Equity Financing”), each holder of a Note will have the option to convert the outstanding principal and accrued but unpaid interest of its Note into the number of fully paid and non-assessable shares of common stock issued in the Subsequent Equity Financing (“Conversion Securities”) equal to the product of unpaid principal, together with the balance of unpaid and accrued interest and other amounts payable hereunder multiplied by 1.1, divided by the price per share paid by the investors for the Conversion Securities.

A Note may not be converted, and shares of common stock may not be issued under the Notes if, after giving effect to the conversion or issuance, the holder together with its affiliates would beneficially own in excess of 9.99% of our outstanding ordinary shares.

We may prepay the Notes at any time in whole or in part by paying an amount equal to 100% of the principal amount to be redeemed, together with accrued and unpaid interest plus a prepayment fee equal to one percent (1%) of the principal amount to be repaid.

The Notes contain customary events of default including but not limited to: (i) failure to make payments when due; and (ii) bankruptcy or insolvency of the Company. If an event of default occurs, each holder may require us to redeem all or any portion of the Notes (including all accrued and unpaid interest thereon), in cash.

The Notes are secured by the proceeds from the $3,000,000 milestone payment pursuant to Section 7.2(b) of the Distribution Agreement dated November 12, 2018 between us and Ferring International Center S.A., after such proceeds are actually received by us from Ferring, all pursuant to the terms of a Security Agreement entered into between us and the noteholders under the Purchase Agreements. As of March 30, 2021, $2,994,840 in Note principal has been converted into common shares.

On November 12, 2020, we entered into an underwriting agreement (the “Underwriting Agreement”) with Roth Capital Partners, LLC, as representative of the several underwriters (the “Underwriters”), in connection with our public offering (the “Offering”) of 3,625,000 shares of common stock at a public offering price of $3.20 per share. The initial closing of the Offering for 3,625,000 shares of common stock took place on November 17, 2020. On November 18, 2020, the Underwriters exercised their option pursuant to the Underwriting Agreement to purchase an additional 528,750 shares of common stock (the “Option Shares”). The closing for the Option Shares took place on November 20, 2020 for which we received approximately $1.52 million in net proceeds after deducting underwriting discounts and commissions. With the exercise of the option to purchase the Option Shares, the total amount of shares of common stock sold in the Offering was 4,153,750 shares, we received aggregate net proceeds of approximately $11.8 million after deducting underwriting discounts and commissions and offering expenses.

Reverse Stock Splits

On December 16, 2019, our stockholders approved a reverse stock split at a ratio of between 1-for 5 and 1-for-25, with discretion for the exact ratio to be approved by our board of directors. On February 19, 2020, our board of directors approved a reverse stock split of the our common stock at a ratio of 1-for-20. On May 21, 2020, we filed a certificate of change (with an effective date of May 26, 2020) with the Nevada Secretary of State pursuant to Nevada Revised Statutes 78.209 to effectuate a 1-for-20 reverse stock split of our outstanding common stock. On May 22, 2020, we received notice from FINRA/OTC Corporate Actions that the reverse split would take effect at the open of business on May 26, 2020 and the reverse stock split took effect on that date.

On October 22, 2020, our board of directors approved a reverse stock split of our common stock at a ratio of 5-for-8 and also approved a proportionate decrease in our authorized common stock to 125,000,000 shares from 200,000,000.  Pursuant to Nevada Revised Statutes, a company may effect a reverse split without stockholder approval if both the number of authorized shares of common stock and the number of outstanding shares of common stock are proportionally reduced as a result of the reverse split, the reverse split does not adversely affect any other class of stock of the company, and the company does not pay money or issue scrip to stockholders who would otherwise be entitled to receive a fractional share as a result of the reverse split.  On November 5, 2020, we filed a certificate of change with the Nevada Secretary of State (with an effective date of November 9, 2020) pursuant to Nevada Revised Statutes 78.209 to (i) decrease the number of authorized shares of common stock from 200,000,000 to 125,000,000 shares and (ii) effectuate a 5-for-8 reverse stock split of the outstanding common stock. On November 6, 2020, we received notice from FINRA/OTC Corporate Actions that the reverse split would take effect at the open of business on November 9, 2020 and the reverse stock split took effect on that date.

The INVOcell® Technology

Our product, the INVOcell®, is the first in vivo Intravaginal Culture (“IVC”) system granted FDA clearance in the United States. This novel device and procedure provide a natural, safe, effective, efficient and economical fertility treatment option for patients.  The patented INVOcell device is used for the incubation of eggs and sperm during fertilization and early embryo development. Unlike conventional infertility treatments such as IVF where the eggs and sperm develop into embryos in a laboratory incubator, the INVOcell utilizes the women’s vagina as an incubator to support a more natural fertilization and embryo development environment, and infertility treatment. The device promotes in vivo conception for early embryo development. In clinical studies, the INVO Procedure produced equivalent efficacy, safety and pregnancy rates to conventional IVF treatments.

The INVOcell system consists of the following components:

The INVOcell Culture Device is used in preparing, holding, and transferring human gametes or embryos during In Vitro Fertilization/Intravaginal Culture and Intra-cytoplasmic Sperm Injection Fertilization/Intravaginal Culture procedures. The INVOcell Culture Device is positioned in the INVOcell Retention Device prior to placement in the patient’s vaginal cavity.

The INVOcell Retention Device is used in conjunction with the INVOcell Culture Device to aid in retention of the INVOcell Device in the vaginal cavity during the incubation period. The INVOcell Culture Device is positioned in the INVOcell Retention Device prior to placement in the patient’s vaginal cavity.

During an INVO Procedure, the patient undergoes an ovarian stimulation cycle. Once the eggs are retrieved and sperm is collected, they are placed into the single use INVOcell device. Sperm collection and preparation generally occur before egg retrieval.  Culture medium (~1ml) is placed in the inner vessel of the INVOcell.  Eggs and a low concentration of motile sperm are placed into the medium and the inner vessel is closed and secured in the protective outer vessel.  The INVOcell device is then immediately positioned in the upper vaginal cavity for incubation, where natural fertilization and early development of the embryos take place for a period of 3-5 days. A retention system can be used to maintain the INVOcell system in the vagina during the incubation period.  The retention system consists of a diaphragm type device with holes in the membrane to allow natural elimination of vaginal secretions.  The INVOcell is designed so that no vaginal fluids penetrate the outer vessel thus ensuring that the inner vessel is not contaminated while allowing the necessary CO2 for fertilization to pass through.

After the three (3) to five (5) day incubation period, the patient returns to the physician’s office where the retention system and the INVOcell are removed.  The protective outer vessel is discarded and the contents of the inner vessel are placed into a petri plate an embryologist can evaluate the best embryos for transfer.  A trained clinician can readily identify the best embryos for transfer. The embryos to be transferred are aspirated into a standard transfer catheter for transfer into the patient’s uterus. The INVO Procedure can be performed in a physician’s office furnished with the necessary equipment.

Operations

We operate with a core internal team and outsource certain operational functions in order to help accelerate our efforts as well as reduce internal fixed overhead needs and in-house capital equipment requirements.  Our most critical management and leadership functions are carried out by our core management team.  We have contracted out the manufacturing, packaging/labeling and sterilization of the device to a contract medical manufacturing company that completes final product manufacturing as well as manages the gamma sterilization process at an FDA registered contract sterilization facility.

To date, we have completed a series of important steps in the development and manufacturing of the INVOcell:

●

Manufacturing:   We are ISO 13485:2016 Certified and manage all aspects of production and manufacturing with qualified suppliers.  Our key suppliers have been steadfast partners since our company first began and can provide us with virtually an unlimited capability to support our growth objectives, with all manufacturing done in New England.

●

All raw materials utilized for the INVOcell are medical grade and commonly used in medical devices (e.g., medical grade silicone, medical grade plastic).  Our principal mold supplier is a well-established company in the molding industry and is ISO 9001 Certified.  Our contract manufacturer for the INVOcell is ISO 13485 Certified and FDA registered.

●

CE Mark:  INVO Bioscience received the CE Mark in October 2019.  The CE Mark permits the sale of devices in Europe, Australia and other countries that recognize the CE Mark, subject to local registration requirements.

●	US Marketing Clearance: The safety and efficacy of the INVOcell device has been demonstrated and cleared for marketing and use by the U.S. FDA in November 2015.
●

Clinical Trials: The Institutional Review Board (“IRB”) approved our planned clinical trial to evaluate the modified INVOcell system for effectiveness of achieving fertilization, implantation, embryo development, clinical pregnancy, and live birth after 5-days of continuous vaginal incubation. The objective of this study is to assess the efficacy, safety, comfort and retention of the INVOcell with the retention device, and demonstrate superiority following 5-day vaginal incubation as compared to the current 3-day vaginal incubation indication. The pivotal trial (clinicaltrials.gov identifier: NCT04246268) is a single arm, multicenter, open label trial at three clinical centers in the United States with each center enrolling 60 patients between the ages of 18 and 37 years old. The providers at each center will conduct the processes of ovarian stimulation, egg retrieval and embryo transfer per the standard protocols for their centers. As a result of the COVID-19 pandemic, patient recruitment at each site was placed on hold. However, as a result of additional retrospective, real-market usage (5-day) data that became available during 2020, we initiated a 510(k) filing utilizing that retrospective data. We intend to continue pursuing the use of the retrospective data to achieve the label expansion and as such we are evaluating the need to separately complete the clinical trial.

Market Opportunity

The global Assisted Reproductive Technology (“ART”) marketplace is a large, multi-billion industry growing at a strong pace in many parts of the world as increased infertility rates increased patient awareness, acceptance of treatment options, and improving financial incentives (insurance etc.) continues to drive demand. Additionally, the market remains vastly underserved as a very high percentage of patients (worldwide) in need of care continue to go untreated each year. The industry also remains capacity constrained thereby creating challenges in providing access to care to the volume of patients in need. According to the European Society for Human Reproduction (“ESHRE”) 2018 ART Fact Sheet, there were more than 150 million infertile couples in the world.  While there have been large increases in the use of in-vitro fertilization (“IVF”), only ~2.5 million ART cycles, including IVF, intra uterine insemination (“IUI”) and other fertility treatments, are now performed globally each year, producing around ~550,000 babies.  This amounts to less than 3% of the infertile couples worldwide being treated and only 1% having a child though IVF.  A survey by “Resolve: The National Infertility Association,” indicates the two main reasons couples do not use IVF is cost and geographical availability (and/or capacity).

In the United States infertility according to the American Society of Reproductive Medicine (“ASRM”) (2017) affects an estimated 10%-15% of the couples of childbearing age. According to the Centers for Disease Control (“CDC”), there are approximately 6.7 million women with impaired fertility. Based on preliminary 2018 data from CDC’s National ART Surveillance System, approximately 306,000 IVF cycles were performed at 456 IVF centers, leaving the U.S. with a large, underserved patient market, similar to most other markets around the world.

Although the use of IVF is still relatively rare, as compared to demand, its use has doubled over the past decade. Today approximately 1.7% of the infants born in the United States every year are conceived through IVF.

IVF has long been, and continues to be, a standard (and effective) treatment option for many infertile couples.  At the same time, the industry remains capacity constrained as there are a limited number of IVF clinics (e.g., a limited number of doctors, embryologists, lab incubators, lab space, etc.), which tend to be concentrated in higher population areas all of which helps contribute to keeping the cost of service and access to care out of reach for many in need. Our patented and proven INVOcell technology is a unique, effective, efficient and low cost fertility treatment that offers a more natural option compared to IVF.  The procedure can also be provided without a more expensive IVF center and therefore can potentially be available in many more locations.  Thus, we believe we are well positioned to capture a significant share of this unmet market and help open up access to care to those millions of infertile couples that go untreated each year.

We believe our Distribution  Agreement with Ferring provides a significant opportunity to accelerate our goal of expanding INVOcell’s usage and help to solve the industry’s key challenges by providing access to care to a greater number of patients by lowering costs and alleviating capacity constraints while also delivering a treatment option with equivalent success rates to existing solutions. Ferring is a visionary, privately held biopharmaceutical company recognized around the world and a leader in women’s healthcare. Its mission is to help patients live better lives by researching, developing, manufacturing and marketing the most effective and innovative products in reproductive health, women’s health, urology, gastroenterology, endocrinology and orthopedics. Ferring makes their products available in over 100 nations with more than 5,000 employees’ worldwide. They have R&D facilities doing groundbreaking work in Denmark, Israel, Switzerland, China, India, Scotland and the U.S.A. To support the INVOcell initiative Ferring has a new U.S. Operations Center, on a sprawling 25-acre campus in Parsippany, NJ, which includes a state-of-the-art manufacturing suite, next-generation product development laboratories and a fully equipped education and training center.

Competition

The infertility industry is highly competitive and characterized by long-standing well entrenched procedures as well as technological improvements.  The first IVF baby, Louise Brown, was born in 1977, making the IVF treatment over 40 years old. Our INVOcell device represents the first new advanced treatment alternative in 40+ years. The market for fertility treatment and devices is highly competitive in terms of pricing, functionality and service quality, the timing of development and introduction of new products and services and terms of financing. We face competition from all ART practitioners and device manufacturers.  To date, most advancements in the ART market have been limited to incremental improvements to the various products designed to simply support conventional IVF. Our competitors may implement new technologies before we do, allowing them to offer more attractively priced or enhanced products, services or solutions.  Our competitors may have greater resources in certain business segments or geographic markets than we have.  We may also encounter increased competition from new market entrants or alternative ART technologies.

Competition in the area of infertility and ART services is also largely based on pregnancy rates and patient outcomes.  Accordingly, the ability of our business to compete is largely dependent on our ability to achieve adequate pregnancy rates and patient satisfaction levels.  The INVO Procedure offers an alternative treatment option to couples that may not have access currently due to cost or availability (capacity). We are not aware of any direct competitors to INVO Bioscience or the INVOcell device.  However, there are existing infertility treatment regimens that the INVOcell will compete with when an infertile couple, in conjunction with their physician, is choosing the treatment method for their infertility.  We believe that the menu of currently available clinical infertility treatment methods generally is limited to IUI and IVF.

Competing Treatments

Intra Uterine Insemination (IUI):  In IUI treatments, ovarian stimulation protocols with induction of ovulation are frequently used to recruit several follicles and improve clinical pregnancy rates.  When monitoring of ovulation indicates that the female patient is ready to ovulate, the male patient will produce a sperm sample in the fertility doctor’s office.  The sperm is then prepared and delivered to the uterus through a catheter.  Currently IUI can only treat approximately 40% of the causes of infertility.  For example, IUI does not address infertility causes such as tubal disease and other conditions that are treatable by IVF and the INVOcell device and process.  In addition, IUI does not produce the diagnostic information such as fertilization that an IVF or INVO cycle produces.  Approximately 600,000 IUI cycles are performed annually.  In Europe, approximately 220,000 IUI cycles are performed annually (ESHRE, 2016). The cost of a single IUI treatment can range from $500 to $4,000 per cycle in the U.S. and somewhat lower in Europe. The differences in cost primarily depends on the stimulation protocol and the ovulation monitoring used by the physician. Pregnancy success rates with IUI range from 5% to 15% in the U.S.

In Vitro Fertilization (IVF):  IVF addresses tubal factor, ovulatory dysfunction, diminished ovarian reserve, endometriosis, uterine factor, male factor, unexplained infertility and other causes.  IVF bypasses the function of the fallopian tube by achieving fertilization within a laboratory environment.  Ovarian hyper-stimulation is common with IVF treatments to recruit numerous follicles to purportedly increase the chances for success.  Follicles are retrieved trans-vaginally using a vaginal probe and ultrasound guidance.  General anesthesia is frequently used due to the number of follicles retrieved and the resulting discomfort experienced by the patient.  The eggs are identified in the follicular fluid and combined with sperm and culture medium in culture dishes, which are placed in an incubator with a temperature and gas environment designed to mimic the condition of the fallopian tubes.  Once the embryos develop, typically over a 3-5 day period, they are transferred to the uterine cavity.  According to the 2018 U.S. averages as reported by the Society for Assisted Reproductive Technology (“SART”), clinical pregnancy success rates averaged approximately 54% for IVF, with live birth rate success rates at approximately 43%.

The cost to the patient for a single IVF cycle (including drugs) is in the $12,000 - $15,000 range in the U.S. and can go as high as $30,000 depending on the IVF center and which optional add-on services the patient selects.  The cost of drugs for an IVF cycle range from $2,500 to $4,000.  The average cost per live birth using IVF can exceed $50,000 since a patient may require more than one cycle depending on their age.  Many patients suitable for IVF are unable to access treatment because of the high cost and lack of insurance reimbursement.  Additional obstacles to IVF often include significant distances to IVF clinics, travel costs and time off from work.

Competing Device

Our principal ART medical-device competitor is Anecova, a Swiss life sciences company with an intrauterine device, AneVivo™, for infertility treatment.  This device is a very small silicone tube with 360 micro perforations.  Oocytes are fertilized outside the device and then placed in the tube, which is placed inside the woman’s uterus for early embryo development. Placing the device in the uterus is more invasive and increases the risk to patient compared to the INVOcell, which is placed in a natural orifice. After 1-5 days, the device is removed, and the best embryo(s) are transferred back into the woman’s uterus.  We believe that the device is much more difficult to use than the INVOcell due to its size and the requirement to place the device in the uterus, a sterile environment.  We expect that the precision manufacturing of the Anecova device will drive its cost higher than our price.  The Anecova device would also only be available in hospitals and IVF Centers at a significantly higher cost than the INVOcell.  Currently the Anecova device has obtained a CE Mark, however it does not have FDA approval.

Competitive Advantages

We believe that the INVOcell has the following key competitive advantages:

Lower cost than IVF with equivalent efficacy:  The INVOcell can be offered for less than IVF due to lower cost of supplies, labor, capital equipment and general overhead.  The laboratory equipment needed to perform an IVF cycle is expensive and requires ongoing costs (maintenance and calibration) as compared to what is required for an INVOcell cycle. As a result, we also believe INVOcell enables a clinic (and its laboratory) to be more efficient as compared to conventional IVF.

The INVO Procedure is currently being offered at practicing clinics at a range of $5,000 - $11,000 per cycle inclusive of medications thereby making it more affordable than conventional IVF (which tends to average $12,000 to $16,000 per cycle or higher).

Improved efficiency providing for greater capacity and improved access to care and geographic availability:  In many parts of the world, including the U.S., IVF clinics tend to be concentrated in higher population centers and are often capacity constrained in terms of how many patients a center can treat. With the significant number of untreated patients along with the growing interest and demand for services, the industry remains challenged to provide sufficient access to care and at an economical price. We believe INVOcell can play a significant role in helping to address these challenges. According to the 2018 CDC Report, there are approximately 456 IVF centers in the U.S.  However, there are an estimated 5,000 Ob/Gyn offices in the U.S. that currently offer fertility services (which usually involves consultation and IUI, but not IVF). Since the INVOcell Procedure requires a much smaller lab facility, less equipment, and fewer specialized staff (as needed with IVF), INVOcell could potentially be offered in an Ob/Gyn office with proper training and a lighter lab infrastructure, thereby expanding the business for these physicians and allowing them to treat patients that are unable to afford conventional IVF. While INVOcell to date has been primarily offered in existing IVF centers (as an additional option for patients), the lower facility cost hurdles to provide our solution potentially opens the door to utilize the existing Ob/Gyn network of providers as well as establish new start-up clinics dedicated to providing INVOcell. Thus, in addition to lowering costs, we believe INVOcell can address a key industry challenge related to capacity through its ability to expand and decentralize the market and increase the number of points of care for patients. This powerful combination of lower cost and added capacity has the potential to dramatically open up access to care for patients around the world.

Greater patient involvement: With the INVO Procedure, the patient uses their own body as the incubation environment.  This creates a greater sense of involvement, comfort and participation for patients with the fertilization happening within their own body.  In some cases, this may also free a couple from ethical or religious concerns, or fears of laboratory mix-ups.

SALES AND MARKETING

Customers

Currently, our direct customers are the distributors and partners we have engaged in various countries, who in turn promote and sell the INVOcell Procedure to doctors and patients. Our focus is on finding the right partners in each region who we believe can best aid us in commercializing the INVOcell device. We actively support our partners to ensure doctors are properly trained on administering the INVOcell procedure. We typically train both a reproductive endocrinologist and an embryologist from a practice.  Participating doctors will likely have to make medical and business adjustments as they introduce the INVOcell device and procedure to others within their offices and to prospective patients as they determine where we fit into their practice.  Our business is dependent on the continuance of our distribution relationship with Ferring. In 2020, revenues related to our agreement with Ferring accounted for 98.3% of our total revenues.

Every center offering the INVO Procedure today is in their own stage of the integration process. Some centers have completely integrated the INVO Procedure into their product offering, while others are at the beginning stages of patient recruitment. As a result of our partnership with Ferring in early 2019, we continue to experience a growing number of U.S. clinics adopting and offering the INVOcell procedure with an increase of over 100% since the beginning of 2019.

During 2020, we expanded our sales efforts through the creation of several joint ventures designed to establish new, dedicated INVO clinics which will perform the INVO Procedure. As part of our ownership stake in these joint ventures, we expect to invest in the necessary upfront and operating costs to facilitate the clinics in getting the operations up and running and to reach profitability and intend to benefit from procedure revenue as well as device sales. None of the announced joint ventures began operations during 2020, but we anticipate such to occur in 2021.

Revenue and Product Pricing

We currently generate revenue primarily from product sales and the amortization of the upfront licensing fee received in connection with the 2019 Ferring Distribution Agreement. We have entered into additional distribution agreements for several international markets that we expect will begin to generate product sales in 2021. We are also actively pursuing opportunities in which to generate service revenue associated with the INVOcell procedure itself via our joint venture agreements to establish INVO clinics. For the U.S. market, under the terms of our agreement with Ferring (including the recent Amendment No. 1 to the Distribution Agreement), we are allowed to own/operate up to 7 dedicated INVO-only clinics whereby we would generate revenue by offering services. We have yet to open any U.S. clinics, but we are pursuing this initiative and recently entered into our first agreement to establish the first such clinic. Additionally, we recently entered into an agreement to form a joint-venture partnership for several international markets, including India, Mexico, Malaysia, and the Republic of North Macedonia, whereby we will be a partner in the joint ventures that plans to establish dedicated INVO-only clinics.

For the various markets, we price the INVOcell Intravaginal Culture System technology based on discussions with our key partners that reflect the innovative features of the device, the savings in physician’s laboratory fixed costs and the billings the physician will receive from patients to perform the INVO Procedure.  Our goal is to have the INVO Procedure offered to infertile couples at a lower cost alternative. While we attempt to keep our pricing consistent across markets, any variation may have an impact on our overall gross margins.

INVOcell Culture Device:  For the U.S. market, our price for the INVOcell and retention devices has been agreed to with Ferring. Ferring has minimum quantities they must purchase from us on an annual basis in order to retain their exclusivity. In the international markets the price will be determined based on current offerings and discussions with key partners. IVF centers or Ob/Gyn groups purchasing a large number of devices and promoting the INVO Procedure may receive discounted prices and certain free advertising of their facility on our website.  It is expected that the INVOcell may sell for different prices throughout the world as a reflection of different economies and typical pricing for existing treatment options within different regions.

INVOcell Retention Device:  This is a single-use, modified diaphragm that includes holes to allow for natural drainage of vaginal fluids. The current model is an FDA cleared and CE Marked product purchased from a U.S. company. This retention device is sold in conjunction with the INVOcell device.

Fixed Laboratory Equipment:  The equipment used in the INVO Procedure (microscope with video system, bench centrifuge, incubator without CO2, bench warmer and laminar flow hood) is readily available in the market.  Existing IVF labs will generally already have the necessary equipment to perform an INVOcell Procedure. A new facility or non-IVF center can procure the necessary equipment for approximately $75,000-$150,000 (or less) depending on existing equipment they may already possess.

Sales Strategy

Our product commercialization efforts are focused on identifying distributors and partners within targeted geographic regions that we believe can best promote, market and sell the INVOcell device and INVO Procedure. We are also seeking partners that will contractually commit to meeting agreeable performance objectives that are consistent with our specific goals for the particular region. To date, we have entered into the major agreement with Ferring for the U.S. market, as well as distribution agreements in several other foreign markets, including Turkey, Jordan, Ethiopia, Sudan, Uganda, Nigeria, Malaysia, Mexico, Canada, Pakistan, and Iran as well as joint venture agreements in Mexico, India, Malaysia, and the Republic of North Macedonia. On March 10, 2021, our wholly-owned subsidiary, INVO Centers, LLC, entered into a limited liability company agreement with HRCFG, LLC to form a joint venture for the purpose of commercializing our technologies related to our INVOcell and INVO Procedure for an in vivo method of vaginal incubation at a dedicated INVO fertility clinic in Birmingham, Alabama.

Our sales and marketing activities are being led by our COO and VP of Business Development, Michael Campbell, who joined us in February of 2019. Mr. Campbell was previously the Vice President of IVF Americas Business Unit for Cooper Surgical, Inc., a wholly owned subsidiary of The Cooper Companies (NYSE: COO) and was previously a member of the board of directors for INVO Bioscience from October 2017 through November 2020. Mr. Campbell has substantial medical device sales, marketing and business development leadership experience within Global Fortune 500 and start-up company environments.  During his 12-year career at Cooper Surgical, he was responsible for the IVF product portfolio sales globally including the U.S., Canada, Latin America, Europe, Middle East, Africa, and Asia Pacific regions. Throughout 2019 and 2020, we further enhanced our resources with the addition of several experienced international business development personnel, some of whom are located overseas. We may selectively add additional personnel to help support the growing, global interest in our technology during 2021.

Target Markets

Infertility is a global issue with the key industry challenges (cost, capacity, access to care, and a large percentage of patients going untreated each year) being similar across regions. Current treatment options, IUI and IVF, are also common around the world. With INVOcell being FDA cleared and CE Marked, our commercialization strategy is a global effort and approach.

Insurance Reimbursement for Infertility Treatment

In the United States, there is generally modest insurance coverage for infertility treatments, and what coverage there is varies on a state by state basis.    As of August 2020, nineteen (19) states have passed fertility insurance coverage laws, with 13 of those laws including IVF coverage.  In addition, under current fertility service insurance standards, many practices require an infertile patient have at least three IUI cycles before pursuing IVF. As a result, many patients are often referred to IVF when multiple IUI attempts have failed. Despite the limited overall insurance coverage, there continues to be improvement in the insurance arena. For example, there has been strong growth in private insurance options and a greater number of large corporations that are now offering added coverage to their employees in the U.S. We generally believe the market will continue to increase insurance coverage, which will further enhance the demand for service.

Most European countries have some level of coverage for infertility treatment, but the level of coverage varies from country to country and even within countries.  For example, the National Health Service in the U.K. covers 20% of most costs for infertility treatment.  However, that standard is not applied universally throughout the U.K. and some counties provide almost no coverage. In 2010, in Canada, the Province of Quebec mandated the full payment of up to 3 ART cycles for residents; however, in November of 2016 they halted the program.

Branding and Promotion

We have a logo associated with the INVOcell device and have obtained U.S. trademark registrations for trademarked “INVO Bioscience”, “INVOCELL” and “INVO”.  We also have pending U.S. applications to register “INVOBABY” and “INVO CENTER.”  The “INVOCELL” and “INVO” trademarks are also covered by registrations with the World Intellectual Property Organization, the Canadian Intellectual Property Office, and the trademark office of Israel.   Our website now refers patients in the U.S. to Ferring. We will continue to provide updated information to people looking for INVO in the U.S. to support Ferring and our own U.S. and international efforts as well as the comprehensive FAQ section.

REGULATION

Domestic Regulations

The manufacture and sale of our products are subject to extensive regulation by numerous governmental authorities, principally by the FDA in the U.S. and corresponding foreign agencies.  The FDA administers the Federal Food, Drug and Cosmetic Act (“FDCA”) and the regulations promulgated thereunder. Unless an exemption applies, each medical device commercially distributed in the U.S. requires either FDA clearance of a 510(k) premarket notification, approval of a premarket approval (“PMA”) or issuance of a de novo classification The FDA classifies medical devices into one of three classes depending on the degree of risk associated with each medical device and the extent of control needed to ensure safety and effectiveness.  Class I includes devices with the lowest risk to the patient and are those for which safety and effectiveness generally can be assured by adherence to the FDA’s general controls, which include labeling, compliance with the Quality System Regulation (“QSR”), and registration and listing.  Class II devices are subject to the FDA’s general controls, and special controls as deemed necessary by the FDA to ensure the safety and effectiveness of the device. Special controls can include performance standards, post-market surveillance, patient registries and FDA guidance documents. While most Class I devices are exempt from the 510(k) premarket notification requirement, manufacturers of most Class II devices are required to submit to the FDA a premarket notification under Section 510(k) of the FDCA in order to obtain a 510(k) clearance for the device.  Under the 510(k) process, the manufacturer must submit to the FDA a premarket notification demonstrating that the device is “substantially equivalent” to either a device that was legally marketed prior to May 28, 1976, the date upon which the Medical Device Amendments of 1976 were enacted, or a device that was reclassified from Class III to Class II or I, or another commercially available device that was cleared through the 510(k) process or that was granted marketing authorization through the de novo classification process under section 513(f)(2) of the FDCA.

If the device is not “substantially equivalent” to a previously cleared device, the device is automatically placed into Class III.  The device sponsor must then fulfill more rigorous PMA requirements, or can request a risk-based classification into class I or class II in accordance with the de novo classification process, which is a route to market for medical devices that are low to moderate risk, but are not substantially equivalent to a predicate device.  The granting of the de novo request permits the device to be marketed, creates a classification regulation for devices of this generic type, and allows the device to serve as a predicate device for subsequent 510(k) premarket notifications. If FDA does not grant the de novo request, the device remains in Class III.  Class III devices require an approved PMA before they can be marketed, although some pre-amendment Class III devices for which the FDA has not yet required a PMA are cleared through the 510(k) process. The PMA process is more demanding than the 510(k) premarket notification process. In a PMA, the manufacturer must demonstrate that the device is safe and effective, and the PMA must be supported by extensive data, including data from preclinical studies and human clinical trials.

In November 2015, FDA granted our petition for de novo classification of the INVOcell device.  The INVOcell is intended for use in preparing, holding, and transferring human gametes or embryos during In Vitro Fertilization/Intra Vaginal Culture and Intra-cytoplasmic Sperm Injection Fertilization/Intravaginal Culture procedures.  The special controls include clinical and non-clinical performance testing, biocompatibility, sterility and shelf-life testing, and labeling.  These special controls also apply to competing products that seek 510(k) clearance under the classification regulation for Intravaginal Culture Systems.

After a device is cleared or approved or classified through the de novo process, numerous regulatory requirements continue to apply.

These include:

●	establishment registration and device listing;
●	QSR requirements, which require manufacturers, including third-party manufacturers, to follow stringent quality assurance procedures during all aspects of the design and manufacturing process;

●	labeling regulations that require truthful, not misleading, and fairly balanced labeling and prohibit the promotion of products for “off-label” uses and impose other restrictions on labeling;

●

clearance of a new 510(k) premarket notification for modifications to 510(k) cleared devices that could significantly affect safety or effectiveness or that would constitute a major change in intended use of the device;

●

medical device reporting regulations, which require that a manufacturer report to the FDA information that reasonably suggests a device it markets may have caused or contributed to a death or serious injury, or has malfunctioned and the device or a similar device that it markets would be likely to cause or contribute to a death or serious injury, if the malfunction were to recur;

●

correction, removal and recall reporting regulations, which require that manufacturers report to the FDA field corrections and product recalls or removals if undertaken to reduce a risk to health posed by the device or to remedy a violation of the FDCA that may present a risk to health;

●	complying with the Unique Device Identification (“UDI”) requirements, including the submission of certain information about each device to the FDA’s Global Unique Device Identification Database;

●

the FDA’s recall authority, whereby the agency can order device manufacturers to recall from the market a product that is in violation of governing laws and regulations if the FDA finds that there is a reasonable probability that the device would cause serious, adverse health consequences or death; and

●	post-market surveillance activities deemed by FDA to be necessary to protect the public health or to provide additional safety and effectiveness data for the device.

Our manufacturing processes are required to comply with the applicable portions of the QSR, which cover the methods and the facilities and controls for the design, manufacture, testing, production, processes, controls, quality assurance, labeling, packaging, distribution, installation and servicing of finished devices intended for human use.  Medical device manufacturers are subject to periodic inspections by the FDA.  If the FDA believes that a company may not be operating in compliance with applicable laws and regulations, the FDA and the Department of Justice can take a number of compliance or enforcement actions, including the following:

●	issue a form 483 to initiate corrective actions by the company;

●	issue a warning letter or untitled letter apprising of violative conduct;

●	detain or seize products;

●	mandate a recall;

●	seek to enjoin future violations; and

●	seek civil and criminal penalties against the company, its officers or its employees

We have successfully completed two comprehensive inspections by the FDA in January 2012 and November 2014 resulting in no action indicated (“NAI”). We are also a participant in the Medical Device Single Audit Program (“MDSAP”) and successfully completed our second MDSAP audit conducted in December 2020.

Clinical Trials

All clinical investigations of devices to determine safety and effectiveness must be conducted in accordance with the FDA’s investigational device exemption (“IDE”), regulations that govern investigational device labeling, prohibit promotion of the investigational device, and specify recordkeeping, reporting and monitoring responsibilities of study sponsors and study investigators. If the device presents a “significant risk,” as defined by the FDA, the agency requires the device sponsor to submit an IDE application to the FDA, which must become effective prior to commencing human clinical trials. The IDE will automatically become effective 30 days after receipt by the FDA, unless the FDA denies the application or notifies the company that the investigation is on hold and may not begin. If the FDA determines that there are deficiencies or other concerns with an IDE that require modification of the study, the FDA may permit a clinical trial to proceed under a conditional approval. In addition, the study must be approved by, and conducted under the oversight of, an Institutional Review Board (“IRB”), for each clinical site. If the device presents a non-significant risk to the patient, a sponsor may begin the clinical trial after obtaining approval for the trial by one or more IRBs without separate approval from the FDA, but must still comply with abbreviated IDE requirements, such as monitoring the investigation, ensuring that the investigators obtain informed consent, and labeling and record-keeping requirements.

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

In particular, marketing of medical devices in the European Union (“EU”) is subject to compliance with Council Directive 93/42/EEC (“MDD”). Similar to the U.S. system, medical devices are classified into one of four classes: I, IIa, IIb and III, with class I representing the lowest risk products and class III the highest risk products. A medical device must be designed and manufactured in such a way that it will not compromise the clinical condition or safety of patients, or the safety and health of users and others. In addition, the device must achieve the performances intended by the manufacturer and be designed, manufactured and packaged in a suitable manner. Except for low-risk medical devices (Class I non-sterile, non-measuring devices), where the manufacturer can self-declare the conformity of its products with the essential requirements (except for any parts that relate to sterility or metrology), a conformity assessment procedure requires the intervention of a notified body. Notified bodies are private entities that are authorized or licensed to perform such assessments by government authorities. The notified body must audit and examine a product’s technical dossiers and the manufacturers’ quality system. If satisfied that the relevant product conforms to the relevant essential requirements, the notified body issues a certificate of conformity, which the manufacturer uses as a basis for its own declaration of conformity. The manufacturer may then apply the CE Mark to the device, which allows the device to be placed on the market throughout the. Once the product has been placed on the market in the EU, the manufacturer must comply with requirements for reporting incidents and field safety corrective actions associated with the medical device. The notified body has on-going audit rights and must be notified of all significant changes to the device or the manufacturer’s quality management system.

With our CE marking, we have the necessary regulatory authority to distribute our product, after registration, in the European Economic Area (i.e., Europe, Australia, and New Zealand).  In addition, we will have the ability to market in various parts of the Middle East, Asia and South America. Every country has different regulatory and registration requirements, and we have begun or completed registrations in a number of countries. In general, we are registering the product based on the size of the market and our ability to service it given our resources as well as based on interest received from, and the execution of, agreements with distribution and joint venture partners.

In 2009, we received clearance from Health Canada to market, sell and train on the use of the INVOcell and INVO Procedure in Canada. Although the Canadian government approved the INVOcell, in Canada the local physician’s college must authorize the use of new products in each province. These governing colleges also want to see the product approved in the country of origin before moving forward in Canada.  With the 2015 FDA approval, Effortless IVF, CA obtained approval of the local physician’s college, raised funds in 2016, and built an INVO center in Calgary Canada. This Calgary center operated on a limited basis initially and was then put on hold by its owner for reasons we believe are unrelated to any issues with INVOcell. We intend to focus our efforts in 2021 to cultivate and build the Canadian market.

In 2012 we received Brazil’s National Health Surveillance Agency (“ANVISA”) clearance approving the sale and use of the INVOcell throughout Brazil.  The approval opens the door for us to a large and fast growing economy with over 190 million people.  In 2016 we completed a new registration with a Brazilian Authorization Holder (“BAM”) that allows flexibility within the distribution channel which was approved by ANVISA in 2017.

In 2020, we completed registrations in Turkey, Jordan and Malaysia, all of which are markets where we have recently established distribution agreements and expect to begin sales shortly with these partners.

In February 2021, we completed registration in Mexico, where we recently entered into a joint venture to establish dedicated INVO clinics with a local partner.

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

Our product development process has resulted in the development of one (1) patent currently live and in good standing covering the INVOcell device, which is set to expire on July 14, 2024 (US Pat. No. 7,759,115). We completed a redesign of the INVOcell device as well as process improvements on the INVO Procedure, which supported a new patent application that was filed on November 11, 2020 and is currently pending. We also filed a PCT (Patent Cooperation Treaty) application for the new U.S. application on January 18, 2021 to further expand patent protection in strategic locations across the globe.

Our portfolio of U.S. registered trademarks includes:

• Registration Nos. 6146631 and 3757982 for INVOCELL

• Registration No. 4009827 for INVO

• Registration No. 4009828 for INVO BIOSCIENCE

We also have pending U.S. applications to register the trademarks INVOBABY (App. No. 88804749) and INVO CENTER (App. No. 88564596)

Employees

As of December 31, 2020, we had ten full time employees. We also engage key consultants to further support our operations.

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

Item 1A.  Risk Factors

You should carefully consider the following risk factors, in addition to the other information in this report on Form 10-K, including the section of this report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes. If any of the events described in the following risk factors and the risks described elsewhere in this report on Form 10-K occurs, our business, operating results and financial condition could be seriously harmed. This report on Form 10-K also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described below and elsewhere in this report.

The following is a summary of certain important factors that may make an investment in our company speculative or risky. You should carefully consider the full risk factor disclosure set forth in Item 1A of this Annual Report, in addition to the other information herein, including the section of this report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes.

●	Our business has posted net operating losses, has a limited operating history, and needs additional capital to grow and finance its operations.
●	We may require additional capital to continue as a going concern and to continue executing our business plan, which if not obtained could result in a need to curtail operations.
●	Our business is subject to significant competition.
●	We are subject to risks associated with doing business globally.
●	We need to manage growth in operations, and we may not be successful in implementing our growth strategy.
●	Our products incorporate intellectual property rights developed by us that may be difficult to protect or may be found to infringe on the rights of others.
●	We may be forced to defend our intellectual property rights from infringement through expensive legal action.
●	We face potential liability as a provider of a medical device. These risks may be heightened in the area of artificial reproduction.
●	We may not be able to develop or continue our business if we fail to retain key personnel.
●	We sell directly to Ferring in the U.S., and if we cease selling to Ferring it may be difficult and expensive to find a replacement.
●	The coronavirus pandemic could have a significant negative impact on our business, revenues, financial condition and results of operations.
●	We are subject to significant domestic and international governmental regulation.
●

The FDA regulatory review process is expensive, time-consuming and uncertain, and the failure to obtain and maintain required regulatory clearances and approvals could prevent us from commercializing our products.

●	We are subject to continuing regulation by the FDA, and failure to comply may materially harm our business.
●

Our products are generally subject to regulatory requirements in foreign countries in which we sell those products. We will be required to expend significant resources to obtain regulatory approvals or clearances of our products, and there may be delays and uncertainty in obtaining those approvals or clearances.

●	Our revenues and operating results could fluctuate significantly from quarter to quarter, which may cause our stock price to decline.
●	If third-party payers do not provide adequate coverage and reimbursement for INVOcell and the INVO Procedure, we may be unable to generate significant revenues.
●

The significant number of common shares registered for resale pursuant to the registration statement and common shares issuable upon conversion of outstanding notes could adversely affect the trading price of our common shares.

●	Our shares of common stock are thinly traded, and the price may not reflect our value; there can be no assurance that there will be an active market for our shares now or in the future.
●	Our failure to meet the continued listing requirements of the Nasdaq Capital Market could result in a delisting of our common stock.
●

We have convertible notes outstanding, which could give rise to additional issuances of our common stock, potential dilution of ownership to existing stockholders and volatility in the price of our securities.

●	We do not expect to pay any dividends to shareholders.
●	We may have difficulty raising necessary capital to fund operations because of the thin market and market price volatility for our shares of common stock.
●	Shareholders may be diluted significantly through our efforts to obtain financing and from issuance of additional shares of our common stock, including such issuances of shares for services.
●	Failure to comply with internal control attestation requirements could lead to loss of public confidence in our financial statements and negatively impact our stock price.

Risks Relating to Our Business

Our business has posted net operating losses, has a limited operating history, and needs additional capital to grow and finance its operations.

From the inception of our consolidated subsidiary BioXcell Inc. on January 5, 2007 through December 31, 2020, we had an accumulated net loss of $32,236,082.  We have a limited operating history and is essentially an early-stage operation.  We will continue to be dependent on having access to additional new capital or generating positive operating cash flow primarily through increased sales in order to finance the growth of our operations.  Continued net operating losses together with limited working capital make investing in our common stock a high-risk proposal.  Our limited operating history may make it difficult for management to provide effective insight into future activities, marketing costs, and customer acquisition and retention. This could lead to INVO missing targets for the achievement of profitability, which could negatively affect the value of your investment.

We may require additional capital to continue as a going concern and to continue executing our business plan, which if not obtained could result in a need to curtail operations.

As reflected in the accompanying financial statements for the year ended December 31, 2020, we continue to make progress toward commercialization of our INVOcell device, although revenues are not yet sufficient to cover our current operations. Longer term, based on our projected cash needs, we will be dependent on generating sufficient sales, entering into new distribution agreements, receiving a milestone payment under the Ferring Distribution Agreement or raising additional debt or equity capital to support our operations.  No assurance can be given that we will meet the Distribution Agreement milestone or be successful in raising capital in the amounts or at the rates required to continue operations, or that such capital, if available, will be available on terms acceptable to us. If we are not able to meet the Distribution Agreement milestone or otherwise raise additional capital at the rate and in the amounts needed, our business may be significantly impacted, which could materially adversely affect the value of your investment.

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

Under the terms of 2018 Distribution Agreement, Ferring is currently handling all sales and marketing activities for the U.S. market. The Distribution Agreement, as amended on March 2, 2021, provides that we will be allowed to initially open and operate seven (7) dedicated INVO clinics. There can be no assurances that Ferring’s or our commercial activities will be successful. Additionally, pursuant to the Distribution Agreement, Ferring will have the ability to elect to distribute and commercialize competitive products. The development and commercialization of such competitive products could reduce our U.S. market share. Ferring may also terminate the Distribution Agreement at any time without cause, which termination may have a material adverse impact on our domestic commercial activities.

We are subject to risks associated with doing business globally.

Our operations, both inside and outside the United States, are subject to risks inherent in conducting business globally and under the laws, regulations and customs of various jurisdictions and geographies. Our operations outside the United States are subject to special risks and restrictions, including, without limitation:  fluctuations in currency values and foreign-currency exchange rates; exchange control regulations; changes in local political or economic conditions; governmental pricing directives; import and trade restrictions; import or export licensing requirements and trade policy; restrictions on the ability to repatriate funds; and other potentially detrimental domestic and foreign governmental practices or policies affecting U.S. companies doing business abroad, including the U.S. Foreign Corrupt Practices Act and the trade sanctions laws and regulations administered by the U.S. Department of the Treasury's Office of Foreign Assets Control. Acts of terror or war may impair our ability to operate in particular countries or regions, and may impede the flow of goods and services between countries. Customers in weakened economies may be unable to purchase our products, or it could become more expensive for them to purchase imported products in their local currency, or sell at competitive prices, and we may be unable to collect receivables from such customers. Further, changes in exchange rates may affect our net earnings, the book value of our assets outside the United States and our stockholders’ equity. Failure to comply with the laws and regulations that affect our global operations could have an adverse effect on our business, financial condition or results of operations.

Failure to comply with the United States Foreign Corrupt Practices Act or similar laws could subject us to penalties and other adverse consequences.

We are subject to the United States Foreign Corrupt Practices Act, which generally prohibits United States companies, including their suppliers, distributors and other commercial partners, from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices occur from time-to-time in the countries in which we distribute products. We have adopted formal policies and procedures designed to facilitate compliance with these laws. If our employees or other agents, including our distributors or suppliers, are found to have engaged in such practices, we could suffer severe penalties and other consequences that may have a material adverse effect on our business, financial condition and results of operations.

We need to manage growth in operations, and we may not be successful in implementing our growth strategy.

In order to maximize potential growth in our current and potential markets, we believe we must expand the scope of our services in the medical device/bioscience industry.  We also intend to seek additional market strategies to increase the adoption of INVOcell, which includes helping to establish stand-alone INVO-only clinics and attempting to bring the technology into the existing OB/Gyn infrastructure. Such expansion will place a significant strain on our management, operational and sales systems. As a result, we plan to continue to improve our INVOcell technology, operating procedures and management information systems.  We will also need to effectively train, motivate and manage our employees.  Our failure to manage our growth could disrupt our operations and ultimately prevent us from generating revenues at the levels we expect.

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

While we currently own U.S. and international patents, these patents may be challenged, invalidated or circumvented. In addition, the rights granted under these patents may not provide the competitive advantages we currently anticipate.  Certain countries, including the United States or Europe, could place restrictions on the patentability of various medical devices which may materially affect our business and competitive position.  Additionally, the laws of some foreign countries, in particular China and India, do not protect our proprietary rights to the same extent or in the same manner as U.S. laws, and we may encounter significant problems in protecting and defending its proprietary rights in these countries. In addition to relying on patent, copyright and trademark laws, we also utilize a combination of trade secrets, confidentiality policies, non-disclosure and other contractual arrangements to protect our intellectual property rights.  However, these measures may not be adequate to prevent or deter infringement or other misappropriation.  Further, our intellectual property rights may be found to infringe on intellectual property rights of third parties.  Moreover, we may not be able to detect unauthorized use or take appropriate and timely steps to establish and enforce our proprietary rights.  Existing laws of some countries in which we conduct business offer only limited protection of our intellectual property rights, if at all.  As the number of market entrants as well as the complexity of the technology increases, the possibility of functional overlap and inadvertent infringement of intellectual property rights also increases.

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

We regard our trade secrets, patents and similar intellectual property as critical to our successful operations.  To protect our propriety rights, we rely on intellectual property and trade secret laws, as well as confidentiality and license agreements with certain employees, customers and third-parties. No assurance can be given that our intellectual property will not be challenged, invalidated, infringed or circumvented. If necessary, we intend to defend our intellectual property rights from infringement through legal action, which could be very costly and could adversely affect our ability to achieve and maintain profitability.  Our limited capital resources could put us at a disadvantage if we are required to take legal action to enforce our intellectual property rights.

We face potential liability as a provider of a medical device.  These risks may be heightened in the area of artificial reproduction.

The provision of medical devices entails the substantial risk of potential tort injury claims.  We do not engage in the practice of medicine or assume responsibility for compliance with regulatory requirements directly applicable to physicians.  We currently utilize product liability insurance to provide coverage against potential tort injury claims. However, there can be no assurance such coverage will provide adequate protection against any potential claims.  Furthermore, any claim asserted against us could generate costly legal fees, consume management’s time and resources, and adversely affect our reputation and business, regardless of the merit or eventual outcome of such claim.

There are inherent risks specific to the provision of infertility and ART services.  For example, the long-term effects on women of the administration of fertility medication, integral to most infertility and ART services, are of concern to certain physicians and others who fear the medication may prove to be carcinogenic or cause other medical problems.  Additionally, any ban or other limitation imposed by the FDA or other foreign regulatory department on fertility medication and services could have a material adverse effect on our business. Any such action would likely adversely affect the value of your investment.

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

Expanding our business requires increasing the number of persons engaged in activities for the sale, marketing, administration and delivery of our products as well as clinical training personnel for the proper training of the INVO Procedure. Our ability to attract and hire personnel to fulfill these efforts is dependent on our ability to attract and retain potential employees with the proper background and training matching the skills required for the positions. In addition, we may not be able to attract personnel who will be able to successfully implement our business operations and growth strategy in the manner that we currently anticipate.

Currency exchange rate fluctuations may affect the results of our operations.

We intend to distribute our INVOcell product internationally with all sales, domestic and international, in U.S. dollars. As a result, our operations could be impacted by fluctuations in currency exchange rates, although we attempt to mitigate such risk by invoicing only in U.S. dollars.    In spite of this, our operations may still be negatively impacted by foreign currency exchange rates in the event the U.S. dollar strengthens and the local currency where the product is being sold weakens. In the event such international patients are unable to afford the associated increase costs, international doctors and clinics may not be able to offer the INVOcell product and procedure. As we expand our international footprint with joint ventures, these joint ventures will likely have a functional currency based on their location and as a result, if we are required to consolidate these financial results it may create currency fluctuations. Additionally, as an international business we may be susceptible to adverse foreign currency fluctuations unconnected to the U.S. dollar.

We are subject to risks in connection with changes in international, national and local economic and market conditions.

Our business is subject to risks in connection with changes in international, national and local economic and market conditions, including the effects of global financial crises, effects of terrorist acts, war and global pandemics. Such economic changes could negatively impact infertile couples’ ability to pay for fertility treatment around the world.

We anticipate that eventually international sales will account for a meaningful part of our revenue.  We will experience additional risks associated with international sales, including:

●	political and economic instability;

●	export controls;

●	changes in international legal and regulatory requirements;

●	United States and foreign government policy changes affecting the product marketability; and

●	changes in tax laws, duties and tariffs.

Any of these factors could have a material adverse effect on our business, results of operations and financial condition.  From 2011 through 2020, we sold products in certain international markets mainly through independent distributors, and we anticipate maintaining a similar sales strategy along with our recent joint venture activity for the foreseeable future.  In the event a distributor fails to meet annual sales goals, we may be required to obtain a replacement distributor, which may be costly and difficult to locate.  Additionally, a change in our distributors may increase costs, and create a substantial disruption in our operations resulting loss of revenue.

We sell directly to Ferring in the U.S., and if we cease selling to Ferring it may be difficult and expensive to find a replacement.

We sell our products directly to Ferring in the United States market, which accounted for 98.3% of total 2020 revenues.  If Ferring fails to meet its milestones, it may be difficult and costly to locate an acceptable substitute partner. The process of searching for an acceptable substitute may divert significant management attention away from executing our commercial growth strategy, which could have a material adverse impact on our business and results of operations.

The coronavirus pandemic could have a significant negative impact on our business, revenues, financial condition and results of operations.

The persistence of the coronavirus pandemic has severely depressed the level of economic activity around the world. Many businesses and governments have taken preventative or protective actions, including restrictions on travel and business operations, and advising or requiring individuals to limit or forego their time outside of their homes. Temporary closures of many businesses have been ordered and numerous other businesses have temporarily closed voluntarily. Further, individuals' ability to travel has been curtailed through mandated travel restrictions, voluntary or mandated closures of travel-related businesses, as well as quarantines, shelter-in-place/stay-at-home and social distancing orders.

In particular, our sales and marketing efforts with the INVOcell and INVOcell Procedure could be adversely affected by recently implemented protocols for screening and restricting outside visitors and vendors. The COVID-19 pandemic created substantial disruption within the infertility care marketplace as many clinics ceased performing new procedures for a period of time. We believe that disruption has impacted our key partners, and although it may be temporary in nature and many clinics have already returned to performing new procedures, there can be no assurance that the pandemic will not have long term adverse effects on the industry and our business. Additionally, officially imposed quarantines and self-quarantines could interfere with patients’ ability to see a health care provider and obtain our INVOcell and INVOcell Procedure.

The spread of coronavirus has also caused us to modify our business practices, and we may take further actions as may be required by government authorities or that we determine are necessary or advisable. Work-from-home and other measures introduce additional operational risks, including cybersecurity risks, and have affected the way we conduct our business, which could have an adverse effect on our operations. There is no certainty that such measures will be sufficient to mitigate the risks posed by the virus, and illness and workforce disruptions could lead to unavailability of key personnel and harm our ability to perform critical functions. In addition, work-from-home and related business practice modifications present significant challenges to maintaining our corporate culture, including employee engagement and productivity, both during the immediate pandemic crisis and as we make additional adjustments in the eventual transition from it. Implementing new business practices in order to protect employees, vendors and other parties with whom we interact may result in increased costs. Furthermore, even if we follow what we believe to be best practices, there can be no assurance that our measures will prevent the transmission of COVID-19 between employees. Any incidents of actual or perceived transmission may expose us to liability claims, adversely impact employee productivity and morale, and result in negative publicity and reputational harm.

The degree to which coronavirus impacts our results will continue to depend on future developments that are highly uncertain and cannot be predicted, including, without limitation, the timing, extent, trajectory and duration of the pandemic, the development, rollout and availability of effective treatments and vaccines, the imposition of protective public safety measures, and how quickly and to what extent normal economic and operating conditions can resume, if at all. These uncertainties may result in delays or modifications to our plans, initiatives and results.

Risks Related to Our Industry

We are subject to significant domestic and international governmental regulation.

Our business is heavily regulated domestically in the United States and internationally. In the United States the FDA, and other federal, state and local authorities implement various regulations that subject us to civil and criminal penalties, including cease of operations, in the event we fail to comply.  Any such actions could severely curtail our sales and business reputation.  In addition, additional restrictive laws, regulations or interpretations could be adopted, making compliance with such regulations more difficult or expensive.  While we devote substantial resources to ensure our compliance with laws and regulations, we cannot completely eliminate the risk that we may be found non-compliant with applicable legal and regulatory requirements.

We believe that the healthcare industry will continue to be subject to increased regulation as well as political and legal action, as future proposals to reform the health care system are considered by Congress and state legislatures. We do not know of, nor do we have any control over, future changes to health care laws and regulations which may have a significant impact on our business.

The FDA regulatory review process is expensive, time-consuming and uncertain, and the failure to obtain and maintain required regulatory clearances and approvals could prevent us from commercializing our products.

Unless an exemption applies, each medical device commercially distributed in the United States requires either FDA clearance of a 510(k) premarket notification, approval of a premarket approval (“PMA”), or issuance of a de novo classification order.  The FDA clearance, de novo classification, and approval processes for medical devices are expensive, uncertain and time-consuming.

Future modifications to the INVOcell that was classified through de novo may require a 510(k) clearance.  We may make changes to the INVOcell without seeking clearance for the modifications if we determine such clearances are not necessary and document the basis for that conclusion. However, the FDA may disagree with our determination or may require additional information, including clinical data, to be submitted before a determination is made, in which case we may be required to delay the introduction and marketing of our modified products, redesign our products, conduct clinical trials to support any modifications, or we may be subject to enforcement actions. In addition, the FDA may not clear the modified INVOcell for the indications that are necessary or desirable for successful commercialization.

There is no assurance that we will be able to obtain the necessary clearances on a timely basis or at all. Further, the FDA may change its policies, adopt additional regulations or revise existing regulations, or take other actions which may impact our ability to modify the INVOcell on a timely basis, and may prevent or delay clearance of future products.  Delays in receipt of, or failure to obtain clearances for any product modifications or future products we may develop would result in delayed or no realization of revenue from such products and in substantial additional costs, which could decrease our profitability.

In addition, we are required to continue to comply with applicable FDA and other regulatory requirements following de novo classification or clearance.  The failure to comply with existing or future regulatory requirements could have a material adverse effect on our business.

Improper marketing and promotion or off-label use of our product could lead to investigations and enforcement by governmental bodies, may harm our reputation and business, and could result in product liability suits.

If the FDA or any foreign regulatory entity determines that our promotional materials or training constitute promotion of an off-label use, it could request that we modify our training or promotional materials or subject us to regulatory or enforcement actions.  These enforcement actions could include, for example, a warning letter or untitled letter, injunction, seizure, civil fine or criminal penalties. We cannot, however, prevent a physician from using the INVOcell off-label, when in the physician’s independent professional medical judgement, he or she deems it appropriate. There may be increased risk of injury to patients if physicians attempt to use the INVOcell off-label, or the INVOcell may not be as effective, which could harm our reputation.

If we fail to comply with the FDA’s Quality System Regulation (QSR) or comparable EU requirements, the FDA or EU competent authorities could take various enforcement actions, including halting our manufacturing operations, and our business would suffer.

In the United States, as a manufacturer of a medical device, we are required to demonstrate and maintain compliance with the FDA’s QSR. The QSR covers the methods and documentation of the design, testing, control, manufacturing, labeling, quality assurance, packaging, storage and shipping of medical devices. The FDA enforces the QSR through periodic inspections and unannounced “for cause” inspections. Outside the United States, our products and operations are also required to comply with national requirements and also standards set by industrial standards bodies, such as the International Organization for Standardization. Foreign regulatory bodies may evaluate our products or the testing that our products undergo against these standards. The specific standards, types of evaluation and scope of review differ among foreign regulatory bodies. Our failure to comply with FDA or foreign quality requirements, or failure to take satisfactory and prompt corrective action in response to an adverse inspection, could result in enforcement actions, including a warning letter, adverse publicity, a shutdown of or restrictions on our manufacturing operations, a recall or seizure of our products, fines, injunctions, civil or criminal penalties, or other sanctions, any of which could cause our business and operating results to suffer.

We are subject to continuing regulation by the FDA, and failure to comply may materially harm our business.

We are subject to Medical Device Reporting (“MDR”) regulations, which require us to report to the FDA if we become aware of information that reasonably suggests our product may have caused or contributed to a death or serious injury or has malfunctioned and the device or a similar device we market would likely cause or contribute to a death or serious injury if the malfunction were to recur.  We may fail to report adverse events of which we become aware within the prescribed timeframe. We may also fail to recognize that we have become aware of a reportable adverse event.  If we fail to comply with our medical device reporting obligations, the FDA could issue warning letters or untitled letters, take administrative actions, commence criminal prosecution, impose civil monetary penalties, request or require a product recall, seize our products, or delay the clearance of our future products.  We must report corrections and removals to the FDA where the correction or removal was initiated to reduce a risk to health posed by the device or to remedy a violation of the Federal Food, Drug, and Cosmetic Act, or FDCA, caused by the device that may present a risk to health.

Our failure to comply with these or other applicable regulatory requirements could result in enforcement actions by the FDA which may include untitled letters, warning letters, fines, injunctions, consent decrees and civil penalties; customer notifications or repair, replacement or refunds; and criminal prosecution.

Our products are generally subject to regulatory requirements in foreign countries in which we sell those products. We will be required to expend significant resources to obtain regulatory approvals or clearances of our products, and there may be delays and uncertainty in obtaining those approvals or clearances.

In order to sell our products in foreign countries, generally we must obtain regulatory approvals and comply with the regulations of those countries. These regulations, including the requirements for approvals or clearances and the time required for regulatory review, vary from country-to-country.

The EU requires that manufacturers certify compliance of medical devices with Council Directive (93/42/EEC) (“MDD”), as amended, and affix the CE mark before selling such devices in member countries of the EU or European Economic Area (“EEA”). The CE mark is an international symbol of adherence to quality assurance standards and compliance with applicable European medical device directives. In order to obtain the authorization to affix the CE mark to products, a manufacturer must certify that its product complies with the applicable directive, which may include a requirement to obtain certification that its processes and products meet certain European quality standards.

In May 2017, the EU adopted Regulation (EU) 2017/745 (“MDR”), which will repeal and replace the MDD with effect from May 26, 2021. Under transitional provisions, medical devices with notified body certificates issued under the MDD prior to May 26, 2021 may continue to be placed on the market for the remaining validity of the certificate, until May 27, 2024 at the latest. After the expiry of any applicable transitional period, only devices that have been CE marked under the MDR may be placed on the market in the EU (or EEA). The MDR includes increasingly stringent requirements in multiple areas, such as pre-market clinical evidence (some of which are now in effect), review of high-risk devices, labeling and post-market surveillance. Under the MDR, pre-market clinical data will now be required to obtain CE Mark approval for high-risk, new and modified medical devices. We believe these new requirements have the potential to be expensive and time-consuming to implement and maintain.

Complying with and obtaining regulatory approval in foreign countries, including compliance with the MDR, have caused and will likely continue to cause us to experience more uncertainty, risk, expense and delay in commercializing products in certain foreign jurisdictions, which could have a material adverse impact on our net sales, market share and operating profits from our international operations.

Our planned additional clinical trial and 510(k) efforts may prove unsuccessful.

We intend to pursue our label expansion effort and corresponding 510(k) submission utilizing real-market usage (retrospective) data. We may also conduct an additional prospective clinical trial related to the expansion of INVOcell’s indications to include 5-day incubation.  While we anticipate a positive outcome of this effort, an unsuccessful trial or insufficient retrospective data could adversely impact our ability to receive FDA clearance for the particular indication related to 5-day incubation, impact our ability to expand into potential markets, and delay or eliminate our ability to receive the $3 million milestone payment under the Ferring agreement.

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

If third-party payers do not provide adequate coverage and reimbursement for INVOcell and the INVO Procedure, we may be unable to generate significant revenues.

Our success in marketing and commercializing INVOcell and the INVO Procedure may depend in part on whether private health insurers and other payer organizations provide adequate coverage and reimbursement. If physicians or insurers do not find our clinical data compelling or wish to wait for additional studies, they may choose not to use or provide coverage and reimbursement for INVOcell and the INVO Procedure. We cannot provide assurance that data we or others may generate in the future will be consistent with that observed in our existing clinical studies, or that our current or future published clinical evidence will be sufficient to obtain adequate coverage and reimbursement for our products. Moreover, if we cannot obtain adequate coverage for and reimbursement of the cost of our products, we cannot provide assurance that patients will be willing to incur the full cost of INVOcell and the INVO Procedure.

Third-party payers, whether foreign or domestic, or governmental or commercial, are developing increasingly sophisticated methods of controlling healthcare costs. In addition, in the United States, no uniform policy of coverage and reimbursement for INVOcell and the INVO Procedure exists among third-party payers. Therefore, coverage and reimbursement for INVOcell and the INVO Procedure may differ significantly from payer to payer. In addition, payers continually review new technologies for possible coverage and can, without notice, deny coverage for these new products and procedures. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of INVOcell and the INVO Procedure to each payer separately, with no assurance that coverage and adequate reimbursement will be obtained or maintained if obtained.

Reimbursement systems in international markets vary significantly by country and by region within some countries, and reimbursement approvals must be obtained on a country-by-country basis. In many international markets, a product must be approved for reimbursement before it can be approved for sale in that country. Further, many international markets have government-managed healthcare systems that control reimbursement for new devices and procedures. In most markets, there are private insurance systems as well as government-managed systems. If sufficient and timely coverage and reimbursement is not available for our current or future products, in either the United States or internationally, the demand for our products and our revenues may be adversely affected.

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

The sale of substantial amounts of our common stock at any particular time could cause the trading price of our common stock to decline significantly. In July 2020, we registered 1,220,722 shares of common stock issuable under convertible notes, units and warrants and on September 16, 2019, we registered 1,278,328 shares of common stock for resale. As of December 31, 2020, we had $1,700,000 of Notes outstanding, which are convertible into 536,302 shares of our common stock and at March 19, 2021, we had $500,000 of Notes outstanding, which are convertible into 160,504 shares of our common stock. In the event the Notes are converted into shares of common stock, the issuance of shares of our common stock upon such conversion will result in dilution of ownership to existing stockholders. If our existing stockholders sell substantial amounts of our common stock under either registration statement, including the shares issued upon the conversion of the notes, in the public market, or if the public perceives that such sales could occur, this could have an adverse impact on the market price of our common stock, even if there is no relationship between such sales and the performance of our business.

Our common stock is subject to risks arising from restrictions on reliance on Rule 144 by shell companies or former shell companies.

Under a Securities and Exchange Commission (“SEC”) rule known as “Rule 144”, a person who has beneficially owned restricted securities of an issuer and who is not an affiliate of that issuer may sell them without registration under the Securities Act provided that certain conditions have been met. However, Rule 144 is unavailable for the resale of securities issued by an issuer that is a shell company or that has been at any time previously a shell company. The SEC defines a shell company as a company that has no or nominal operations and either (i) no or nominal assets, (ii) assets consisting solely of cash and cash equivalents, or (iii) assets consisting of any amount of cash and cash equivalents and nominal other assets. We are a former shell company.

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

Because of our prior history as a shell company, stockholders who receive our restricted securities will only be able to sell them pursuant to Rule 144 without registration for only as long as we continue to meet the requirements set forth above. No assurance can be given that we will meet these requirements going forward. Furthermore, any non-registered securities we sell in the future or issue will have limited or no liquidity until and unless such securities are registered with the SEC and/or until we comply with the foregoing requirements.

As a result, it may be harder for us to raise funding through the sale of debt or equity securities unless we agree to register such securities with the SEC, which could require us to deploy additional resources. In addition, if we are unable to attract additional capital, it could have an adverse impact on our ability to implement our business plan and/or sustain our operations. Our status as a former “shell company” could prevent us from raising additional funds to develop additional technological advancements, which could cause the value of our securities to decline in value.

A portion of the ownership of our common stock is concentrated in a small number of investors, some of whom are affiliated with our Board of Directors and management.

Our management and board of directors own approximately 5.2% of our issued and outstanding shares of common stock. By virtue of such holdings, they have the ability to exercise influence over our business and affairs, including matters requiring approval by our stockholders including but not limited to the following actions:

●	the election of the Board of Directors;

●	amending our Articles of Incorporation or bylaws; and

●	approving a merger, sale of assets, or other corporate transaction.

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

We have a trading symbol for our common stock (“INVO”) and our common stock is currently quoted on the Nasdaq Capital Market.

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

Our failure to meet the continued listing requirements of the Nasdaq Stock Market could result in a delisting of our common stock.

We are required to satisfy the continued Nasdaq listing requirements. If we fail to satisfy the continued listing requirements of the Nasdaq Stock Market, such as the corporate governance requirements or the minimum closing bid price requirement, Nasdaq may take steps to delist our common stock. Such a delisting would likely have a negative effect on the price of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so. In the event of a delisting, we would take actions to restore our compliance with Nasdaq’s listing requirements, but we can provide no assurance that any such action taken by us would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below the Nasdaq minimum bid price requirement or prevent future non-compliance with Nasdaq’s listing requirements.

We have convertible notes outstanding.

The Notes contain customary triggering events including but not limited to (i) failure to make payments when due and (ii) our bankruptcy or insolvency. If a triggering event occurs, each holder may require us to redeem all or any portion of the Notes (including all accrued and unpaid interest thereon), in cash. Further, the Notes are secured by the proceeds from the $3 million milestone payment that we are eligible to receive in connection with the Distribution Agreement with Ferring. The occurrence of a triggering event under the Notes could cause a material adverse effect on our business and results of operations, which could materially reduce the value of your investment.

We are currently involved in a dispute with an existing noteholder over the appropriate value of the notes he holds.

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

Throughout 2020, there has been a thin market for our shares, and the market price for our shares has been volatile.  In recent years, the securities markets in the U.S. and around the world have experienced a high level of price and volume volatility, and the market price of securities of many companies have experienced wide fluctuations that have not necessarily been related to the operations, performances, underlying asset values or prospects of such companies.  For these reasons, we expect our shares of common stock may also be subject to volatility resulting from market forces over which we will have no control.  The success of our products and services may be dependent upon our ability to obtain additional financing through debt and equity or other means. The thin market for our shares, and the volatility in the market price for our shares, may adversely affect our ability to raise needed additional capital.

General Risk Factors

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

We are a public reporting company and accordingly subject to the information and reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and other federal securities laws, including compliance with the Sarbanes-Oxley Act of 2002. We are required to prepare and file annual and quarterly reports, proxy statements and other information with the SEC and furnishing audited reports. Compliance with such reporting requirements is both time-consuming and costly for us. We may need to hire additional financial reporting, internal control, and other finance personnel in order to develop and implement appropriate internal controls and reporting procedures.

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

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties

We currently do not own any real property and operate from leased facilities. Our principal executive office is located at 5582 Broadcast Court Sarasota, Florida 34240. The lease is for one 5-year term, with option to extend for one 3-year term. We lease approximately 1,223 square feet in the Sarasota facility, pursuant to a May 2019 lease with a 3% annual rent increase. We believe that our facilities are adequate to meet our needs.

Item 3.  Legal Proceedings

See Note 13 to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

Item 4.  Mine Safety Disclosures.

Not Applicable

Part II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Trading of our shares of our common stock is on the Nasdaq Capital Market under the symbol “INVO.”  Prior to November 12, 2020, our common stock was traded on the OTC QB Venture Market tier of the over-the-counter (“OTC”) market.

As of December 31, 2020, and 2019, there were 9,639,268 and 4,884,879 shares of registrant’s common stock outstanding, respectively.

Information required with respect to Equity Compensation Plans in this Item 5 is included in Item 11 on page 43 of this report on Form 10-K.

Stockholders

As of December 31, 2020, and 2019, there were approximately 172 and 168 stockholders of record of our common stock, respectively. However, we estimate that we have a significantly greater number of beneficial holders of our common stock because a number of shares are held of record by broker-dealers for their customers in street name.

Dividend Policy

We have never declared or paid a dividend on our common stock.  We intend to retain future earnings (if any) to fund development and growth of our business, rather than to pay them as dividends, for the foreseeable future.

Recent Sales of Unregistered Securities

In March 2021, we issued 11,098 shares of our common stock upon conversion of $35,513.60 of accrued interest under certain of our convertible notes.  We did not receive any proceeds upon conversion. We relied on the exemption from registration provided by Section 3(a)(9) and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

In March 2021, we issued 85,568 shares of our common stock upon exercise of outstanding unit purchase options. The unit purchase options were issued to purchase 131,114 shares and were exercised in full on a cashless basis and accordingly 45,546 shares were withheld by us at the market price of $9.20 per share less the exercise price of $3.20 per share to fund the exercise price.  We relied on the exemption from registration provided by Section 3(a)(9) and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

In March 2021, we issued 131,114 warrants upon the exercise in full of 131,114 unit purchase options. We did not receive any proceeds upon exercise. We relied on the exemption from registration provided by Section 3(a)(9) and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

In March 2021, we issued 90,748 shares of our common stock upon exercise of outstanding warrants. The warrants were issued to purchase 139,056 shares and were exercised in full on a cashless basis and accordingly 48,308 shares were withheld by us at the market price of $9.20 per share less the exercise price of $3.20 per share to fund the exercise price. We relied on the exemption from registration provided by Section 3(a)(9) and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

In November 2020, pursuant to Section 4(a)(2) of the Securities Act, we issued 109 shares of common stock in consideration of consulting services rendered. We did not receive any proceeds from the issuance.

In November 2020, pursuant to Section 3(a)(9) of the Securities Act, we issued 453,699 shares of common stock with fair value of $1,366,249 are the result of the conversion of notes payables and accrued interest.

In November 2020, pursuant to Section 4(a)(2) of the Securities Act, we issued 22,250 shares of common stock with a fair value of $70,562 in consideration of consulting services rendered. We did not receive any proceeds from the issuance.

Purchase of Equity Securities

No repurchase of equity securities were made during the fiscal year.

Item 6.  Selected Financial Data

No longer required.

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

Background

We were formed on January 5, 2007 under the laws of the Commonwealth of Massachusetts under the name Bio X Cell, Inc. to acquire the assets of Medelle Corporation (“Medelle”).  Dr. Claude Ranoux purchased all of the assets of Medelle, and then he contributed those assets, including four patents relating to the INVOcell technology, to Bio X Cell, Inc. upon its formation in January 2007.

On December 5, 2008, Bio X Cell, Inc., doing business as INVO Bioscience, and each of the shareholders of INVO Bioscience entered into a share exchange agreement and consummated a share exchange with Emy’s Salsa AJI Distribution Company, Inc., a Nevada corporation (“Emy’s”). Upon the closing of the share exchange on December 5, 2008, the INVO Bioscience shareholders transferred all of their shares of common stock in INVO Bioscience to Emy’s. In connection with the share exchange, Emy’s changed its name to INVO Bioscience, Inc. and Bio X Cell, Inc. became a wholly owned subsidiary of Emy’s (re-named INVO Bioscience, Inc.).

The share exchange described immediately above was accounted for as a “reverse merger” because the former Bio X Cell shareholders owned a majority of the outstanding shares of common stock of Emy’s immediately following the share exchange. Bio X Cell was deemed the acquirer in the reverse merger. The financial results included in this Annual Report on Form 10-K are based on our audited balance sheet as of December 31, 2020 and 2019 and related audited statements of operations and stockholders’ deficiency and statements of cash flows for the periods ended December 31, 2020 and 2019, respectively.

Overview

We are a medical device company focused in the Assisted Reproductive Technology (“ART”) marketplace. Our mission is to increase access to care and expand fertility treatment and patient care across the globe. Our patented device, the INVOcell, is the first Intravaginal Culture (“IVC”) system in the world used for the natural in vivo incubation of eggs and sperm during fertilization and early embryo development. INVOcell was granted clearance in the United States by the U.S. Food & Drug Administration (“FDA”) in November 2015, received the CE mark in October 2019, and is now positioned to help provide millions of infertile couples across the globe access to a new infertility treatment option. We believe this novel device and procedure provides a more natural, safe, effective, efficient and economical fertility treatment compared to current infertility treatments, including in-vitro fertilization (“IVF”) and intrauterine insemination (“IUI”). Unlike conventional infertility treatments such as IVF where the eggs and sperm develop into embryos in a laboratory incubator, the INVOcell utilizes the women’s vaginal cavity as an incubator to support a more natural fertilization and embryo development environment. As such, this novel device promotes in vivo conception and early embryo development.

In both commercial utilization of the INVOcell and in clinical studies, the INVO Procedure has proven to have equivalent pregnancy success and live birth rates as IVF. Additionally, we believe there are emotional benefits with the mother’s participation in fertilization and early embryo development by vaginal incubation compared to that of conventional IVF treatment by offering patients a more connected and personalized method to achieve pregnancy.

For many couples struggling with infertility, access to treatment is often not available. Financial challenges (cost of treatment) and limited availability (or capacity) of fertility medical care are two of the main challenges in the ART marketplace that contribute to the large percentage of untreated patients. Religious, social and cultural roadblocks can also prevent hopeful couples from realizing their dream to have a baby with conventional IVF. We believe INVOcell can address many of the key challenges in the ART market, particularly patient cost and infrastructure capacity constraints. The many benefits to the INVO solution include:

●

Cost: Many current clinics offering INVOcell are doing so at approximately half the cost of IVF treatment, due to: less drugs often being prescribed for INVOcell, fewer office visits needed, and less laboratory time needed as incubation is occurring inside the body rather than in the lab incubator.

●

Enhances patient capacity: The INVOcell device eliminates the need for a lab incubator as well as helps reduce the overall need for lab-support resources during the incubation period. We believe this generally supports the ability to lower costs and enables a clinic to handle a higher volume of patients on average.

●	Reduces the risk of errors of wrong embryo transfers since the embryos are never separated from the woman.
●	Promotes greater involvement by couples in the treatment and conception.
●	Creates a more natural and environmentally stable incubation than conventional IVF incubation in a laboratory.

In the second quarter of 2016, the first U.S. baby from the INVOcell and INVO Procedure following FDA clearance was born in Texas.

Sales and Marketing

Our product commercialization efforts are focused on identifying distributors and partners within targeted geographic regions that we believe can best promote, market and sale the INVOcell device and process to assist infertile couples in having a baby.  We believe that our proven INVOcell procedure is an effective low-cost treatment option which can also be offered without the need for a more expensive IVF lab facility.  We have been authorized to sell the INVOcell device in the United States since November 2015 after receiving de novo class II clearance from the US Food & Drug Administration (“FDA”).  As a result of our January 2019 exclusive sales, marketing and distribution agreement with Ferring for the U.S., our primary focus will be on supporting Ferring and establishing   INVO-clinics within the U.S. as well as developing key international markets around the world.

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

On November 12, 2018, we entered into a U.S. Distribution Agreement (the “Distribution Agreement”) with Ferring International Center S.A. (“Ferring”), which closed on January 14, 2019.  Pursuant to the Distribution Agreement, among other things, we granted Ferring an exclusive license in the United States (the “Territory”) with rights to sublicense under patents related to our proprietary INVOcell™ intravaginal culture device together with the retention device and any other applicable accessories (collectively, the “Licensed Product”) to market, promote, distribute and sell the Licensed Product with respect to all therapeutic, prophylactic and diagnostic uses of medical devices or pharmaceutical products involving reproductive technology (including infertility treatment) in humans (the “Field”). Ferring is responsible, at its own cost, for all commercialization activities for the Licensed Product in the United States. We retained a limited exception to the exclusive license granted to Ferring allowing us, subject to certain restrictions, to establish up to establish up to five clinics that will commercialize INVO cycles in the U.S. This agreement was amended on March 2, 2021 to provide for added flexibility by increasing the number of INVO company-owned clinics initially allowable under the agreement and removing certain geographical requirements. We retained all commercialization rights for the Licensed Product outside of the United States.  We believe the strategic partnership with a strong reproductive organization such as Ferring has provided us with the necessary sales and marketing resources and overall market credibility to help execute our goal to expand the INVOcell device around the world.

The Ferring license was deemed to be a functional license that provides the counterparty with a “right to access” to our intellectual property during the subscription period and accordingly, revenue is recognized over a period of time, which is generally the subscription period. During the twelve months ended December 31, 2020, we recognized $714,286, related to the Ferring license agreement.

As of December 31, 2020, we had deferred revenues of $3,571,429 relating to the Distribution Agreement with Ferring.

On March 2, 2021, we entered into Amendment No. 1 to the Distribution Agreement (the “Amendment”) with Ferring. Pursuant to the Amendment, Ferring agreed to purchase a 2,004 count of product for $501,000 pursuant to the Distribution Agreement in March 2021, at which point the minimum annual target for 2020 set forth in Section 2.4 of the Distribution Agreement will be deemed to be satisfied in full as a result of such purchase. The Amendment provides for added flexibility by increasing the number of INVO company-owned clinics initially allowable under the agreement and removing certain geographical requirements.

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

Historically, our most significant challenge in growing our business has been our limited resources. Beginning in 2019, as a result of the Ferring agreement and upfront payment, we expanded our sales and marketing efforts and regulatory and clinical development activities. Our cash needs are primarily attributable to funding our sales and marketing efforts, strengthening our training capabilities, satisfying existing obligations, funding our planned clinical trial for additional indications for use, building an administrative infrastructure, and costs and professional fees associated with being a public company.  We currently expect our existing distribution and partnership agreements, such as that with Ferring and the other more recent agreements with non-U.S. companies to provide increased revenue in the future, which we expect will help offset the higher level of spending.

Selling, general and administrative expenses were $6,062,874 and $3,123,875 for the years ended December 31, 2020 and 2019, respectively. The $2,938,999 increase in selling, general and administrative expenses in 2020 was primarily the result of an increase in wages as we expanded our internal team, professional fees, legal fees, and increased our spending on expanded label efforts. However, $1,756,991 of this increase is related to non-cash stock compensation and stock option expense.

Throughout the period 2019 to 2020 we incurred annual net losses as we continued to market our product and proprietary process as we endeavored to increase our revenue base.  We expect to continue incurring losses during 2021 as we continue to invest in INVO clinics in the U.S. and the global expansion of our business and INVOcell technology.

We cannot accurately predict the level of success our key partners will enjoy over the next 12-24 months.  However, we anticipate that we will continue to launch the INVOcell device and INVO Procedure within the U.S. through our agreement with Ferring, and in other parts of the world with new distributor partnerships and joint venture agreements.

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

Results of Operations

Fiscal year 2020 was impacted by the COVID-19 global pandemic, which affected the overall fertility industry as well as impacted some of our key partners and their efforts. However, we also believe important progress was made during the year that will help drive overall awareness and future expansion of INVOcell within key markets. This includes: 1) the availability of additional, real world (retrospective) data demonstrating quality patient outcomes with INVOcell, which further builds confidence and credibility around the technology, 2) the signing of additional distribution and joint venture agreements, 3) the addition of key personnel, and 4) the completion of a major public financing which provides the necessary working capital to execute on our growth and global market expansion efforts. While the ongoing pandemic may continue to impact 2021 and impede certain progress in some markets, the fertility industry has and continues to work toward a return to normal levels and we believe our expanded number of partners and active markets affords us a strong forward looking outlook.

The Assisted Reproductive Technology (“ART”) market also continues to benefit from a number of industry tailwinds, including 1) the large under-served potential patient population, 2) increasing infertility rates around the world 3) growing awareness and education of fertility treatment options, 4) a growing acceptance toward fertility treatment, 5) improvements in procedure techniques and hence improvements in pregnancy success rates and 6) generally improving insurance (private and public) reimbursement trends; all of which should help contribute to strong industry growth and patient demand for treatment. As a result of these dynamics, we feel INVO Bioscience and its novel technology solution are well positioned.

Comparison of the years ended December 31, 2020 and 2019

Revenues

Revenue for year ended December 31, 2020 was $1,037,286, compared to $1,480,213 for the ended December 31, 2019. The decrease was the result of a decline in product sales to Ferring.

However, pursuant to an amendment we entered into subsequent to the year end, Ferring placed a $501,000 order in March 2021, which we agreed would satisfy Ferring’s minimum purchase requirements for 2020.

Gross Profit

Gross profit for the year ended December 31, 2020 was $948,526 compared to $1,340,543 for the year ended December 31, 2019. Gross margins were 91% and 91% for the years ended December 31, 2020 and 2019, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the year ended December 31, 2020 were $6,065,066, compared to $3,128,635 for the year ended December 31, 2019. The increase of $2,936,431 or 94% was primarily the result of an increase in personnel, stock-based compensation, marketing and other corporate expenses. Approximately $1,756,991 of this increase is related to non-cash stock compensation and stock option expense.

Research and Development Expenses

We began to fund additional research and development (“R&D”) efforts in 2020 as part of our 5-day label expansion efforts, and also submitted additional trademark and patent filings. Excluding the investment in inventory in anticipation of clinical trials and patents, R&D expenses were $398,426 for the year ended December 31, 2020. During 2019 we did not fund any R&D.

Interest Expense, Financing Fees

Interest expense and financing fees were $2,836,504 for the year ended December 31, 2020, compared to $387,646 for the year ended December 31, 2019. The increase of $2,448,858, or approximately 632%, was primarily due to an increase in amortization of discount, debt issuance cost and interest on the 2020 Convertible Notes and was a non-cash related expense.

Income Taxes

As of December 31, 2020, we had unused federal net operating loss carryforwards (“NOLs”) of $21,819,421. These losses expire in various amounts at varying times beginning in 2027 with a portion carrying on indefinitely. Unless expiration occurs, these NOLs may be used to offset future taxable income and thereby reduce our income taxes otherwise payable.

We recorded a valuation allowance against our deferred tax assets at December 31, 2020 and 2019 totaling $6,408,401 and $4,401,714, respectively. The valuation allowance has been established for certain deferred tax assets for which we believe it is more likely than not that the tax benefits will not be realized, which are primarily federal and state net operating loss carryforwards. If our expectations for future operating results on a consolidated basis or at the state jurisdiction level vary from actual results due to changes in healthcare regulations, general economic conditions, or other factors, we may need to adjust the valuation allowance, for all or a portion of our deferred tax assets. Our income tax expense in future periods will be reduced or increased to the extent of offsetting decreases or increases, respectively, in our valuation allowance in the period when the change in circumstances occurs. These changes could have a significant impact on our future earnings.

Liquidity and Capital Resources

For the years ended December 31, 2020 and 2019, we had net losses of $8,347,316 and $2,167,544, respectively. The increase in net loss was due to increased operating expenses and interest expense. Approximately $2,626,220 of this increase was related to non-cash equity and debt amortization expenses as well as $1,756,991 of equity compensation. As of December 31, 2020, we had working capital of $8,254,540, compared to $42,330 as of December 31, 2019. As of December 31, 2020, our stockholders’ equity was $5,743,106, compared to a stockholders’ deficit of $3,713,595 as of December 31, 2019. Cash used in operations was $4,775,148 for the year ended December 31, 2020, compared to cash provided by operations of $1,370,513 for the year ended December 31, 2019.

During 2020, we raised $13.8 million in debt and equity financings. Based on our current plan, we believe we have sufficient liquidity for at least the next 12 months. To the extent additional funds are necessary to meet our longer-term liquidity needs to execute our business strategy, we may need to raise additional funding by way of debt or equity financings or a combination of these potential sources of funds, although we can provide no assurance that these sources of funding will be available on reasonable terms.

Historically, our primary sources of liquidity have been from equity or debt offerings and up-front distribution licensing fees. Until we can generate a sufficient amount of cash from operations, we may need to finance future cash needs through public or private equity or debt offerings. Additional capital may not be available on reasonable terms, if at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly scale back our operations or delay, scale back or discontinue the continuing development of our products. If we raise additional funds through the issuance of additional debt or equity securities, it could result in dilution to our existing stockholders and increased fixed payment obligations, and these securities may have rights senior to those of our common stock. If we incur indebtedness, we could become subject to covenants that would restrict our operations, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. Any of these events could significantly harm our business, financial condition and prospects.

Cash Flows

The following table shows a summary of our cash flows for the years ended December 31, 2020 and 2019, (in thousands):

	2020	2019
Cash (used in) provided by:
Operating activities	(4,775,148)	1,370,513
Investing activities	(187,254)	(114,706)
Financing activities	13,821,577	(229,465)

As of December 31, 2020, we had $10,097,760 in cash compared to $1,238,585 on December 31, 2019.  Net cash used in operating activities in 2020 was $4,775,148, as compared to net cash provided by operating activities of $1,370,513 for 2019.  The increase in net cash used in operations was primarily due to the increase in net loss and a decrease in deferred revenue as a result of the initial exclusive license and distribution agreement fee we received in January 2019.

In 2020, cash used in investing activities of $187,254 related to new molds, additional trademarks and investment to establish joint ventures. In 2019, cash used in investing activities of $114,706 related to new molds and trademarks.

During 2020, cash provided by financing activities of $13,821,577 primarily related to the public offerings of equity and convertible notes. In 2019, cash used by financing activities of $229,465 primarily related to principal payments on notes payable.

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

We will be exposed to risk from changes in foreign currency exchange rates related to our foreign joint ventures. Our principal exchange rate exposure relates to the Malaysian Ringgit, the North Macedonian Denar, the Mexican Peso and the Indian Rupee.

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of INVO Bioscience, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of INVO Bioscience, Inc. (the Company) as of December 31, 2020 and 2019, and the related consolidated statements of operations, stockholders’ equity (deficiency), and cash flows for each of the years in the two-year period ended December 31, 2020, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Lack of Going Concern Paragraph

As discussed in Note 2 to the financial statements, due to the net loss and negative cash flows from operations for the year, the Company evaluated the need for a going concern.

Auditing management’s evaluation of a going concern can be a significant judgment given the fact that the Company uses management estimates on future revenues and expenses which are not able to be easily substantiated.

To evaluate the appropriateness of the lack of going concern paragraph in our audit opinion, we examined and evaluated the financial information that was the initial cause for this consideration along with management’s plans to mitigate the going concern and management’s disclosure on going concern.

/s/ M&K CPAS, PLLC

We have served as the Company’s auditor since 2019.

Houston, TX

March 30, 2021

INVO Bioscience, Inc.

CONSOLIDATED BALANCE SHEETS

	December 31, 2020	December 31, 2019

ASSETS
Current assets
Cash	$10,097,760	$1,238,585
Accounts receivable net	21,699	7,558
Inventory, net	265,372	101,387
Prepaid expenses and other current assets	157,700	195,910
Total current assets	10,542,531	1,543,440

Property and equipment, net	132,206	93,055
Capitalized patents, net	5,427	7,234
Lease right of use	79,319	101,883
Trademarks	89,536	49,867
Other assets	240	-
Investment in joint ventures	98,084	-
Total other assets	272,606	158,984

Total assets	$10,947,343	$1,795,479

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities
Accounts payable and accrued liabilities, including related parties	$328,927	$371,530
Accrued compensation	527,326	393,017
Deferred revenue	714,286	714,286
Current portion of lease liability	22,707	21,365
Note payable – Payroll Protection Program	157,620	-
Convertible notes, net	536,063	-
Income taxes payable	1,062	912
Total current liabilities	2,287,991	1,501,110

Lease liability, net of current portion	58,634	81,494
Deferred revenue, net of current portion	2,857,143	3,571,429
Convertible notes, net	-	325,784
Convertible notes – related party, net	-	28,824
Deferred tax liability	469	433

Total liabilities	5,204,237	5,509,074

Stockholders’ equity (deficiency)
Common Stock, $.0001 par value; 125,000,000 shares authorized; 9,639,268 and 4,884,879 issued and outstanding as of December 31, 2020 and December 31, 2019, respectively	964	489
Additional paid-in capital	37,978,224	20,174,682
Accumulated deficit	(32,236,082)	(23,888,766)
Total stockholders’ equity (deficiency)	5,743,106	(3,713,595)

Total liabilities and stockholders' equity (deficiency)	$10,947,343	$1,795,479

The accompanying notes are an integral part of these consolidated financial statements.

INVO Bioscience, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2020	2019

Revenue:
Product revenue	$323,000	$765,927
License revenue	714,286	714,286

Total revenue	$1,037,286	$1,480,213

Cost of goods sold:
Production costs	79,035	133,664
Depreciation	9,725	6,006
Total Cost of goods sold	88,760	139,670

Gross profit	948,526	1,340,543

Operating expenses:
Research and development expenses	398,426	-
Selling, general and administrative expenses	6,065,066	3,128,635
Total operating expenses	6,463,492	3,128,635

Loss from operations	(5,514,966)	(1,788,092)

Other income (expense):
Interest income	4,190	8,627
Interest expense	(2,836,504)	(387,646)
Total other income (expense)	(2,832,314)	(379,019)

Loss before income taxes	(8,347,280)	(2,167,111)

Provision for income taxes	(36)	(433)

Net loss	$(8,347,316)	$(2,167,544)

Net loss per common share:
Basic	$(1.52)	$(0.45)
Diluted	$(1.52)	$(0.45)
Weighted average number of common shares outstanding:
Basic	5,489,738	4,854,878
Diluted	5,489,738	4,854,878

The accompanying notes are an integral part of these consolidated financial statements.

INVO Bioscience, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total
Balance, January 1, 2019	4,821,641	$482	$18,996,517	$(21,721,222)	$(2,724,223)

Common stock issued to directors and employees	12,500	1	17,749	-	17,750
Common stock issued to service providers	4,062	1	45,999	-	46,600
Conversion of notes payable and accrued interest	37,301	4	238,719	-	238,723
Common stock issues for settlement	9,375	1	93,749	-	93,750
Stock options issued to employees	-	-	69,787	-	69,787
Settlement of accrued compensation	-	-	712,162	-	712,162
Net loss for the twelve months ended December 31, 2019	-	-	-	(2,167,544)	(2,167,544)
Balance, December 31, 2019	4,884,879	$489	$20,174,682	$(23,888,766)	$(3,713,595)

Proceeds from the sale of common stock, net of offering costs	4,153,750	416	11,474,636	-	11,475,052
Common stock issued to directors and employees	112,056	11	465,129	-	465,140
Common stock issued to service providers	34,751	3	150,859	-	150,862
Conversion of notes payable and accrued interest	453,699	45	1,451,779	-	1,451,824
Discount on convertible notes payable	-	-	3,120,150	-	3,120,150
Stock options issued to directors and employees	-	-	1,140,989	-	1,140,989
Rounding shares as a result of reverse stock split	133	-	-	-	-
Net loss for the twelve months ended December 31, 2020	-	-	-	(8,347,316)	(8,347,316)
Balance, December 31, 2020	9,639,268	$964	$37,978,224	$(32,236,082)	$5,743,106

The accompanying notes are an integral part of these consolidated financial statements.

INVO Bioscience, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2020	2019

Cash flows from operating activities:
Net loss	$(8,347,316)	$(2,167,544)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Non-cash stock compensation issued for services	150,862	46,000
Non-cash stock compensation issued to directors and employees	465,140	17,750
Fair value of stock options issued to employees	1,140,989	69,787
Fair value of stock to be issued for legal settlement	-	93,750
Amortization of discount on notes payable	2,494,236	337,413
Debt conversion expense	131,984	-
Amortization of leasehold right of use asset	22,564	14,558
Depreciation and amortization	11,917	10,788
Changes in assets and liabilities:
Accounts receivable	(14,141)	218,341
Inventories	(163,985)	(57,874)
Prepaid expenses and other current assets	38,210	53,544
Deferred revenue	(714,286)	4,266,820
Accounts payable and accrued expenses	(42,603)	(200,298)
Leasehold liability	(21,518)	(13,582)
Accrued interest	(61,696)	89,792
Accrued compensation	134,309	(1,410,077)
Income taxes payable	150	912
Deferred tax liabilities	36	433
Net cash (used in) provided by operating activities	(4,775,148)	1,370,513

Cash flows from investing activities:
Payments to acquire property, plant and equipment	(49,261)	(64,839)
Payment to acquire trademarks	(39,669)	(49,867)
Other assets	(240)	-
Investment in joint ventures	(98,084)	-
Net cash (used in) investing activities	(187,254)	(114,706)

Cash flows from financing activities:
Proceeds from the sale of common stock, net of offering costs	11,475,052	-
Proceeds from sale of convertible notes payable, net of issuance costs	2,998,905	-
Proceeds from notes payable	157,620	-
Principal payment on notes payable – related parties	(40,000)	(97,743)
Principal payments on note payable	(770,000)	(131,722)
Net cash provided by (used in) financing activities	13,821,577	(229,465)

Increase in cash and cash equivalents	8,859,175	1,026,342

Cash and cash equivalents at beginning of period	1,238,585	212,243

Cash and cash equivalents at end of period	$10,097,760	$1,238,585

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Interest	$253,392	$84,043

Taxes	$1,062	$912

Non cash activities:

Leasehold right of use asset and liability upon adoption of ASU 2016-02	$-	116,441

Common stock issued upon note payable and accrued interest conversion	$1,451,824	$238,723

Beneficial conversion feature on convertible notes	$2,062,586	$-

Settlement of accrued compensation	$-	$712,162

Fair value of options issued for debt	$524,452	$-

Fair value of warrants issued with debt	$524,452	$-

Fair value of warrants issued to service providers	$8,660	$-

The accompanying notes are an integral part of these consolidated financial statements.

INVO BIOSCIENCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 and 2019

NOTE 1	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) General

INVO Bioscience (“INVO” or the “Company”) is a medical device company focused on the Assisted Reproductive Technology (“ART”) marketplace.  The primary focus is the manufacture and sale of the INVOcell device and the INVO technology to provide an alternative infertility treatment for couples.  The Company’s patented device, the INVOcell, is the first Intravaginal Culture (“IVC”) system in the world used for the natural in vivo incubation of eggs and sperm during fertilization and early embryo development (the “INVO Procedure”). INVOcell was granted clearance in the United States by the U.S. Food & Drug Administration (“FDA”) in November 2015, received the CE mark in October 2019, and is now positioned to help provide millions of infertile couples across the globe access to a new infertility treatment option. The Company believes this novel device and procedure provides a more natural, safe, effective, efficient and economical fertility treatment compared to current infertility treatments, including in-vitro fertilization (“IVF”) and intrauterine insemination (“IUI”). Unlike conventional infertility treatments such as IVF where the eggs and sperm develop into embryos in a laboratory incubator, the INVOcell utilizes the women’s vaginal cavity as an incubator to support a more natural fertilization and embryo development environment. This novel device promotes in vivo conception and early embryo development.

In both current utilization of the INVOcell and in clinical studies, the INVO Procedure has proven to have equivalent pregnancy success and live birth rates as the traditional assisted reproductive technique, IVF. Additionally, we believe there are emotional benefits of the mother’s participation in the fertilization and early embryo development by vaginal incubation compared to that of conventional IVF treatment. INVOcell also offers to patients a more personalized way to achieve pregnancy.

(B) Basis of Presentation (Share Exchange and Corporate Structure)

The accompanying consolidated financial statements present on a consolidated basis the accounts of the Company and its wholly owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Medesole JV Agreement

On January 16, 2020, the Company announced a joint venture agreement for the Indian market. Under terms of the agreement, INVO and our partner, Medesole Healthcare and Trading Pvt Ltd (“Medesole”), will each own 50% of the joint venture. The Company will provide the device, training and general technology support to the joint venture, while Medesole will be responsible for the operations of INVO clinics in India. Both partners will equally invest in start-up and capital expenditures and share in the revenue and profits of the joint venture. The business model allows INVO to benefit not only from the sale of the device, but from the delivery of the entire solution. The current joint venture arrangements are in the developmental stage and therefore only the initial startup costs are included in the financial statement for the year ended December 31, 2020.

Mexico JV Agreement

Effective September 24, 2020, INVO Centers, LLC, entered into a Pre-Incorporation and Shareholders Agreement with Francisco Arredondo, MD PLLC (“Arredondo”) and Security Health LLC, a Texas limited liability company (“Ramirez”, and together with INVO and Arredondo, the “Shareholders”) under which the Shareholders will commercialize the INVO Procedure and offer related medical treatments in Mexico. Each party will own one-third of the Mexican incorporated company, Positib Fertility, S.A. de C.V. (the “Mexico Company”).  The Mexico Company will acquire the INVOcell product at cost plus any incurred shipping, customs and related fees.

The Mexico Company will operate in Monterrey Nuevo Leon, Mexico and any other cities and places in Mexico as approved by the Mexico Company’s board of directors and Shareholders.  In addition, the Shareholders agreed that the Mexico Company will be the Company’s exclusive distributor in Mexico. The Shareholders also agreed not to compete directly or indirectly with the Mexico Company in Mexico.  For the year ended December 31, 2020 the Company has invested $51,670 in this joint venture. This joint venture arrangements are in the developmental stage and therefore only the initial startup costs are included in the financial statement for the year ended December 31, 2020.

North Macedonia JV Agreement

On November 23, 2020, the Company entered into a joint venture agreement with Ginekaliks Dooel (“Ginekaliks”), a limited liability company incorporated in the Republic of North Macedonia, to establish an exclusive joint venture to (i) commercialize, introduce, promote and market technologies related to the INVOcell and INVO Procedure in North Macedonia, (ii) establish a private healthcare institution to offer the INVO Procedure. The joint venture will be co-managed and owned 50% by each of INVO and Ginekaliks. For the year ended December 31, 2020 the Company has invested $2,597 in this joint venture. This joint venture arrangements are in the developmental stage and therefore only the initial startup costs are included in the financial statement for the year ended December 31, 2020.

Malaysia JV Agreement

On November 23, 2020, the Company entered into a separate joint venture agreement with SNS Murni SDN BHD (“SNS Murni”), a company incorporated in Malaysia, to establish an exclusive joint venture in Malaysia to (i) introduce, promote and market our technologies related to the INVOcell and INVO Procedure in dedicated government-owned fertility clinics in Malaysia, and (ii) establish INVO Clinics in Malaysia. The joint venture will be co-managed and owned 50% by each of INVO Bioscience and SNS Murni. For the year ended December 31, 2020 the Company has invested $7,348 in this joint venture. This joint venture arrangements are in the developmental stage and therefore only the initial startup costs are included in the financial statement for the year ended December 31, 2020.

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

(D) Cash and Cash Equivalents

For financial statement presentation purposes, the Company considers time deposits, certificates of deposit and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. At times, cash and cash equivalents balances exceed amounts insured by the Federal Deposit Insurance Corporation.

(E) Inventory

Inventories consist of raw materials, work in process and finished products and are stated at the lower of cost or market; using the first-in, first-out (FIFO) method as a cost flow convention.

(F) Property and Equipment

The Company records property and equipment at cost.  Property and equipment is depreciated using the straight-line method over the estimated economic lives of the assets, which are from 3 to 10 years.  The Company capitalizes the expenditures for major renewals and improvements that extend the useful lives of property and equipment.  Expenditures for maintenance and repairs are charged to expense as incurred.  The Company reviews the carrying value of long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of long-lived assets is measured by a comparison of its carrying amount to the undiscounted cash flows that the asset or asset group is expected to generate.  If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the property, if any, exceeds its fair market value.

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

(H) Loss Per Share

Basic loss per share calculations are computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings per share are computed similar to basic earnings per share except that the denominator is increased to include securities or other contracts to issue common stock that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the years ended December 31, 2020 and 2019, as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

	Years Ended December 31,
	2020	2019
Loss to common shareholders (Numerator)	$(8,347,316)	$(2,167,544)
Basic and diluted weighted-average number of common shares outstanding (Denominator)	5,489,738	4,854,878

The Company has excluded the following dilutive securities from the calculation of fully diluted shares outstanding because the result would have been anti-dilutive:

	Years Ended December 31,
	2020	2019
Effect of dilutive common stock equivalents:
Options	594,114	260,018
Convertible notes and interest	536,302	85,324
Warrants	613,996	-
Total	1,744,412	345,342

(I) Fair Value of Financial Instruments

ASC 825-10-50, “Disclosures about Fair Value of Financial Instruments,” requires disclosure of the fair value of certain financial instruments.  The carrying value of cash and cash equivalents, accounts payable and borrowings, as reflected in the balance sheets, approximate fair value because of the short-term maturity of these instruments.

Effective January 1, 2008, the Company adopted ASC 820-10, “Fair Value Measurements”, which provides a framework for measuring fair value under GAAP.  ASC 820-10 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  ASC 820-10 requires that valuation techniques maximize the use of observable inputs and minimize the use of unobservable inputs.

(J) Income Taxes

The Company is subject to income taxes in the United States and its domestic tax liabilities are subject to the allocation of expenses in multiple state jurisdictions. The Company uses the asset and liability method to account for income taxes. Under this method, deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The recoverability of deferred tax assets is evaluated by assessing the adequacy of future expected taxable income from all sources, including taxable income in prior carryback years, reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies. To the extent the Company does not consider it more-likely-than-not that a deferred tax asset will be recovered, a valuation allowance is established.

(K) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(L) Concentration of Credit Risk

Cash includes amounts deposited in financial institutions in excess of insurable Federal Deposit Insurance Corporation (“FDIC”) limits. As of December 31, 2020, the Company had cash balances in excess of FDIC limits.

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

On November 12, 2018, we entered into a U.S. Distribution Agreement (the “Distribution Agreement”) with Ferring International Center S.A. (“Ferring”), which closed on January 14, 2019. At the closing, we received a $5,000,000 license payment upfront from Ferring. Pursuant to the Distribution Agreement, among other things, we granted Ferring an exclusive license in the United States market only, with rights to sublicense under patents related to our proprietary intravaginal culture device (INVOcell™), together with the retention device and any other applicable accessories (collectively, the “Licensed Product”) to market, promote, distribute and sell the Licensed Product with respect to all therapeutic, prophylactic and diagnostic uses of medical devices or pharmaceutical products involving reproductive technology (including infertility treatment) in humans (the “Field”). Ferring is responsible, at its own cost, for all commercialization activities for the Licensed Product in the U.S. market. We retained a limited exception to the exclusive license granted to Ferring allowing us, subject to certain restrictions, to establish up to five clinics that will commercialize INVO cycles in the U.S. This agreement was amended on March 2, 2021 to provide for added flexibility by increasing the number of INVO company-owned clinics initially allowable under the agreement and removing certain geographical requirements. Ferring is obligated to make a second payment to us of $3,000,000 upon procurement of a five (5) day label enhancement from the FDA for the current incubation period for the Licensed Product at least three (3) years prior to the expiration of the term of the license for the Licensed Product and provided further that Ferring has not previously exercised its right to terminate the Distribution Agreement for convenience. In addition, under the terms of a separate Supply Agreement, Ferring is obligated to pay us a specified supply price for each Licensed Product purchased by Ferring for distribution. The Distribution Agreement has an initial term expiring on December 31, 2025 and at the end of the initial term it may be terminated by us if Ferring fails to generate specified minimum revenues to us from the sale of the Licensed Product during the final two years of the initial term. Provided that no such termination occurs at the end of the initial term, thereafter the term of the Distribution Agreement shall automatically be renewed for successive three (3) years terms unless terminated by mutual consent. We retain all commercialization rights for the Licensed Product outside of the United States.

The Ferring license was deemed to be a functional license that provide customers with a “right to access” to our intellectual property during the subscription period and accordingly, under ASC 606-10-55-60 revenue is recognized over a period of time, which is generally the subscription period.  The initial upfront payment of $5,000,000 which was received upon the signing of the agreement is being recognized to income over the 7 year term.

(N) Long- Lived Assets

Long-lived assets and certain identifiable assets related to those assets are periodically reviewed for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable.  If the non-discounted future cash flows of the enterprise are less than their carrying amount, their carrying amounts are reduced to the fair value and an impairment loss recognized.  There was no impairment recorded during the years ended December 31, 2020 and 2019.

(O) Recent Accounting Pronouncements

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

The Company adopted the standard effective January 1, 2019. The standard allows a number of optional practical expedients to use for transition. The Company chose the certain practical expedients allowed under the transition guidance which permitted the Company to not to reassess any existing or expired contracts to determine if they contain embedded leases, to not to reassess our lease classification on existing leases, to account for lease and non-lease components as a single lease component for equipment leases, and whether initial direct costs previously capitalized would qualify for capitalization under FASB ASC 842. The new standard also provides practical expedients and recognition exemptions for an entity's ongoing accounting policy elections. The Company has elected the short-term lease recognition for all leases that qualify, which means that we do not recognize a ROU asset and lease liability for any lease with a term of twelve months or less.

The most significant impact of adopting the standard was the recognition of ROU assets and lease liabilities for operating leases on the Company's consolidated balance sheet but it did not have an impact on the Company's consolidated statements of operations or consolidated statements of cash flows. The Company did not have a cumulative effect on adoption prior to January 1, 2019.

The Company adopted Accounting Standards Update No. 2016-02: Leases, or ASU 2016-02, effective January 1, 2019.  ASC 842 superseded previously existing guidance on accounting for leases and generally requires all leases to be recognized in the statement of financial position.

The adoption of ASC 842 had no impact on the Company’s consolidated statement of operations and consolidated statement of cash flows.

The Company adopted ASC 842 on a modified retrospective approach at the effective date and, therefore, did not revise comparative period information or disclosure.  In addition, the Company elected the package of practical expedients permitted under ASC 842.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This standard is intended to simplify the accounting and disclosure requirements for income taxes by eliminating various exceptions in accounting for income taxes as well as clarifying and amending existing guidance to improve consistency in application of ASC 740. The provisions of ASU 2019-12 are effective for fiscal years beginning after December 15, 2021, with early adoption permitted. The Company is currently evaluating the impact that ASU 2019-12 will have on its consolidated financial statements.

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

(P) Reverse Stock Splits

On May 26, 2020, the Company effected a 1-for-20 reverse stock split of its common stock. All shares, options and warrants throughout these consolidated financial statements have been retroactively restated to reflect the reverse split.

On November 9, 2020, the Company effected a 5-for-8 reverse stock split of its common stock. All shares, options and warrants throughout these consolidated financial statements have been retroactively restated to reflect the reverse split.

NOTE 2	LIQUIDITY

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

On November 12, 2020, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Roth Capital Partners, LLC, as representative of the several underwriters (the “Underwriters”), in connection with the Company’s public offering (the “Offering”) of 3,625,000 shares of the common stock, at a public offering price of $3.20 per share. The initial closing of the Offering for 3,625,000 shares of common stock took place on November 17, 2020. On November 18, 2020, the Underwriters exercised their option pursuant to the Underwriting Agreement to purchase an additional 528,750 shares of common stock (the “Option Shares”). The closing for the Option Shares took place on November 20, 2020 for which the Company received $1,522,800 in net proceeds after deducting underwriting discounts and commissions. With the exercise of the option to purchase the Option Shares, the total amount of shares of common Stock sold in the Offering was 4,153,750 shares with aggregate net proceeds received by the Company of $11,837,800 after deducting underwriting discounts and commissions and offering expenses.

For the years ended December 31, 2020 and 2019, the Company had net losses of $8,347,316 and $2,167,544, respectively. The Company had working capital of $8,254,540 as of December 31, 2020, compared to $42,330 as of December 31, 2019. As of December 31, 2020, the Company’s stockholder’s equity was $5,743,106 compared to a deficiency of $3,713,595 as of December 31, 2019. Cash used in operation for 2020 was $4,775,148, compared to cash provided by operations of $1,370,513 for 2019.

In connection with the preparation of its financial statements for the years ended December 31, 2020 and 2019, the Company’s management evaluated the Company’s ability to continue as a going concern in accordance with the ASU 2014-15, Presentation of Financial Statements–Going Concern (Subtopic 205-40), which requires an assessment of relevant conditions or events, considered in the aggregate, that are known or reasonably knowable by management on the issuance dates of the financial statements which indicated the probable likelihood that the Company will be unable to meet its obligations as they become due within one year after the issuance date of the financial statements.

As part of its evaluation, management assessed known events, trends, commitments, and uncertainties, which included the profitability of the Company and the cash flow generated by its operations, and the amount of capital recently and/or in the process of being raised.

Working capital at December 31, 2020 improved by $8,212,210 from the previous year.

As a result of the public offering on November 12, 2020, of 3,625,000 shares of common stock and an over-allotment of 528,750 shares of common stock on November 17, 2020 that resulted in net proceeds received of approximately $11.8 million, combined with the projected cash needs, management believes that it has completely mitigated the circumstance that led to a doubt with respect to the Company’s ability to continue as a going concern which existed at the time of the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, and (ii) it has sufficient liquidity for at least the next 12 months.

NOTE 3	INVENTORY

The components of inventory are:

	December 31, 2020	December 31, 2019
Raw materials	$72,022	$44,333
Work in process	29,645	55,502
Finished goods	163,705	1,552
Total inventory	$265,372	$101,387

NOTE 4	PROPERTY AND EQUIPMENT

The estimated useful lives and accumulated depreciation for furniture, equipment and software are as follows:

Estimated Useful Life
Manufacturing equipment	6 to 10 years
Medical equipment	10 years
Office equipment	3 to 7 years

	December 31, 2020	December 31, 2019
Manufacturing equipment- Molds	$132,513	$132,513
Medical equipment	49,261	-
Office equipment	2,689	2,689
Accumulated depreciation	(52,256)	(42,147)
Property and equipment, net	$132,206	$93,055

The Company recorded depreciation expense of $10,110 and $6,230 in 2020 and 2019, respectively.

NOTE 5	PATENTS AND TRADEMARKS

The Company capitalizes the initial expense related to establishing the patent by country and then amortizes the expense over the life of the patent, typically 20 years.  It then expenses annual filing fees to maintain the patents.  The Company regularly reviews the value of the patent in the marketplace in proportion to the expense it must spend to maintain the patent.

The Company has recorded the following patent costs:

	December 31, 2020	December 31, 2019
Total Patents	$77,722	$77,722
Accumulated Amortization	(72,295)	(70,488)
Patent costs, net	$5,427	$7,234

The Company recorded amortization expense of $1,807 and $4,558 in 2020 and 2019, respectively.

Estimated amortization expense as of December 31, 2020 is as follows:

Years ended December 31,
2021	$1,809
2022	1,809
2023	1,809
2024	-
2025 and thereafter	-
Total	$5,427

As of December 31, 2020, and December 31, 2019, the Company recorded the following trademarks balances:

	December 31, 2020	December 31, 2019
Total trademarks	$89,536	$49,867
Accumulated amortization	-	-
Trademarks, net	$89,536	$49,867

The trademarks have an indefinite life, so no amortization expense is calculated. Trademarks are periodically reviewed for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable.  The Trademark assets were created in 2019 and no material adverse changes have occurred since their creation.

NOTE 6	LEASES

The Company has an operating lease for our office, which have an initial term of 5 years with an option to renew for 3 additional years. There is no early termination clause included. The operating lease agreements does not contain any material restrictive covenants. Per FASB’s ASU 2016-02, Leases (Topic 842), effective January 1, 2019, the Company is required to report a right-of-use asset and corresponding liability to report the present value of the total least payments, with appropriate interest calculation. Per the terms of ASU 201-02, the Company can use its implicit interest rate, if known, or applicable federal rate otherwise. Since the Company’s implicit interest rate was not readily determinable, the Company utilized the applicable federal rate, which was 3.0% as of April 2019.

ROU assets represent the Company’s right to use the underlying assets for the lease term and lease liabilities represent the net present value of the Company’s obligation to make payments arising from these leases. The lease liabilities are based on the present value of fixed lease payments over the lease term using the implicit lease interest rate or, when unknown, the Company's incremental borrowing rate on the lease commencement date. If the lease includes one or more options to extend the term of the lease, the renewal option is considered in the lease term if it is reasonably certain the Company will exercise the option(s). Operating lease expense is recognized on a straight-line basis over the term of the lease. As permitted by ASC 842, leases with an initial term of twelve months or less, or short-term leases, are not recorded on the accompanying consolidated balance sheet.

The Company has lease agreements with lease and non-lease components, which are accounted for as a single lease component under the practical expedient provisions of the standard. The Company has lease agreements with terms less than one year. For the qualifying short-term leases, the Company elected the short-term lease recognition exemption in which the Company will not recognize ROU assets or lease liabilities, including the ROU assets or lease liabilities for existing short-term leases of those assets in upon adoption.

Variable lease payments and short-term lease expenses were immaterial to the Company’s financial statements for the years   ended December 31, 2020 and 2019. The Company’s lease agreements do not contain material restrictive covenants.

The components of the lease assets and liabilities are as follows:

Lease Component	Balance Sheet Classification	December 31, 2020
Assets
ROU assets - operating lease	Other assets	$79,319

Total ROU assets		$79,319

Liabilities
Current operating lease liability	Current liabilities	$22,707

Long-term operating lease liability	Other liabilities	58,634

Total lease liabilities		$81,341

Rent expense is recognized on a straight-line basis over the life of the lease. Rent expense consists of the following:

Year ended
December 31, 2020
Operating lease costs	$24,982

Total rent expense	$24,982

Future minimum lease payments under non-cancellable leases were as follows:

December 31, 2020
2021	$24,839
2022	25,585
2023	26,352
2024	8,870
2025 and beyond	-
Total future minimum lease payments	$85,646
Less: Interest	4,305
Total operating lease liabilities	$81,341

Current operating lease liability	$22,707
Long-term operating lease liability	58,634
Total operating lease liabilities	$81,341

NOTE 7	CONVERTIBLE NOTES AND NOTES PAYABLE

Notes Payable

2018 Convertible Notes Payable

In April and May 2018, the Company issued convertible notes (the “2018 Convertible Notes”) payable to investors in the aggregate principal amount of $895,000. The 2018 Convertible Notes accrued interest at the rate of 9% per annum which was payable in stock. The 2018 Convertible Notes in an aggregate principal amount of $550,000, were due on January 30, 2020, and 2018 Convertible Notes with an aggregate principal amount of $345,000 were due on March 31, 2021. The notes were convertible into shares of common stock at a price of $6.40 per share, provided, that if the Company completes a subsequent equity financing, the holders of the 2018 Convertible Notes could elect to convert the notes in shares of the Company’s common stock at a price equal to 75% of the price paid per share in such subsequent equity financing. During the fourth quarter of 2018, three noteholders converted their notes with a value of $200,000 into 32,982 shares of common stock. During the twelve months ended December 31, 2019, two noteholders converted principal and accrued interest of $235,000 and $3,723, respectively, into a total of 37,301 shares of common stock.

At inception of issuance, the Company calculated a beneficial conversion feature of the 2018 Convertible Notes in the form of a discount of $895,000; In May 2020, the remaining balance of $396,044, which included the principal balance of $420,000, accrued interest of $94,419, and the conversion discount of $118,375. As part of the extinguishment of the 2018 Convertible Notes, the Company issued 2020 Convertible Notes (as described below) to two remaining holders in the amount of $143,640. The remaining balance related to these notes was $116,693, which was comprised of a principal balance of $125,000, accrued interest of $23,318, net of the remaining discount of $31,625. In accordance with ASC 470, the extinguishment for these two holders was accounted for as a modification and no gain or loss was recorded. In May 2020, the remaining balance of $35,483, which included the principal balance of $40,000, accrued interest of $7,355, and a conversion discount of $11,872, was repaid. As of December 31, 2020, the balance of the 2018 Convertible Notes is $0.

2020 Convertible Notes Payable

From May 15, 2020 through July 1, 2020, the Company entered into definitive securities purchase agreements (“Purchase Agreements”) with accredited investors for their purchase of (i) secured convertible notes issued by us in the aggregate original principal amount of $3,494,840 (the “Notes”), and (ii) Unit Purchase Options (“Purchase Options”) to purchase 303,623 units (each, a “Unit”), at an exercise price of $3.20 per Unit (subject to adjustments), with each Unit exercisable for (A) one share of the Company’s common stock and (B) a 5-year warrant (the “Warrants”) to purchase one share of our common stock at an exercise price of $3.20 (subject to adjustments) (the “Private Placement”). Each purchaser of a Note was issued a 5-year Purchase Option to purchase 0.086875 Units (as adjusted for the Reverse Splits (as defined below) for each dollar of Notes purchased. The Company received gross proceeds of approximately $3.5 million (of which $3,351,200 was received in cash and $143,640 resulted from cancellation of indebtedness). Tribal Capital Markets, LLC acted as placement agent (the “Placement Agent”) in the Private Placement. The Company paid the Placement Agent and certain selling agents a cash fee of 8% on a portion of the proceeds for an aggregate amount of $236,000. The Company also agreed to issue the Placement Agent and the selling agent 5-year warrants to purchase 6,750 shares of our common stock at an exercise price of $3.20. These warrants have the same terms and conditions as the Warrants issued in the Private Placement, except for the different exercise price. The Company received approximately $2,998,905 in net proceeds from the Private Placement, after deducting Placement Agent fees and selling agent fees payable to the Placement Agent and selling agent, respectively, and investor counsel in connection with the transaction. The Company used approximately $413,456, in proceeds to repay outstanding 9% promissory notes and the Company intends to use the remaining proceeds for working capital and general corporate purposes.

Pursuant to that certain Form of Secured Convertible Note entered into in connection with the Purchase Agreement (the “Form of Note”), interest on such Notes accrues at a rates of ten percent (10%) per annum and is payable either in cash or in shares of the Company’s common stock at conversion price of $3.20 (following and subject to adjustment for stock splits, combinations or similar events and anti-dilution provisions, among other adjustments) on each of the six and twelve month anniversary of the issuance date and on the maturity dates of November 15, 2021, December 22, 2021 and December 30, 2021.

All amounts of principal and interest due under the Notes are convertible at any time after the issuance date, in whole or in part (subject to rounding for fractional shares), at the option of the holders, into the Company’s common stock at a fixed conversion price of $3.20, which is subject to adjustment as described above.

Upon any issuance by the Company of any of its equity securities, including common stock, for cash consideration, indebtedness or a combination thereof after the date hereof (a “Subsequent Equity Financing”), each holder of a Note will have the option to convert the outstanding principal and accrued but unpaid interest of its Note into the number of fully paid and non-assessable shares of common stock issued in the Subsequent Equity Financing (“Conversion Securities”) equal to the product of unpaid principal, together with the balance of unpaid and accrued interest and other amounts payable hereunder multiplied by 1.1, divided by the price per share paid by the investors for the Conversion Securities.

A Note may not be converted, and shares of common stock may not be issued under the Notes if, after giving effect to the conversion or issuance, the holder together with its affiliates would beneficially own in excess of 9.99% of our outstanding ordinary shares.

The Company may prepay the Notes at any time in whole or in part by paying an amount equal to 100% of the principal amount to be redeemed, together with accrued and unpaid interest plus a prepayment fee equal to one percent (1%) of the principal amount to be repaid.

The Notes contain customary events of default including but not limited to: (i) failure to make payments when due; and (ii) bankruptcy or insolvency of the Company. If an event of default occurs, each holder may require the Company to redeem all or any portion of the Notes (including all accrued and unpaid interest thereon), in cash.

The Notes are secured by the proceeds from the $3,000,000 milestone payment pursuant to Section 7.2(b) of the Distribution Agreement dated November 12, 2018 between the Obligor and Ferring International Center S.A., after such proceeds are actually received by the Company from Ferring, all pursuant to the terms of a Security Agreement entered into between the Company and the noteholders under the Purchase Agreements.

Of the $3,494,840 in net proceeds received in the offering, $1,048,904 million was allocated to the unit purchase options issued to investors based on their relative fair value and $ 2,062,586 of beneficial conversion feature based on their relative fair value. This amount represented a discount on the debt and additional paid-in-capital at the date of issuance.

In November 2020, $1,319,840 of principal elected to convert as part of the public underwritten offering.

The remaining principal balances of the 2020 Convertible Notes were as follows:

	December 31, 2020	December 31, 2019

2020 Convertible Notes	1,700,000	-
Accrued interest	24,373	-
Less beneficial conversion feature discount	(604,897)	-
Less options discount	(224,051)	-
Less warrants discount	(229,954)	-
Less issuance cost	(129,408)	-
Total, net of discount	$536,063	$-

Interest expense on the 2020 Convertible Note was $194,631 and $0 for the years ended December 31, 2020 and 2019, respectively.

Amortization of options discount on the 2020 Convertible note was $300,365 and $0 for the years ended December 31, 2020 and 2019, respectively.

Amortization of warrant discount on the 2020 Convertible Note was $301,228 and $0 for the years ended December 31, 2020 and 2019, respectively.

Amortization of beneficial conversion feature on the 2020 Convertible Note was $1,670,135 and $0 for the years ended December 31, 2020 and 2019, respectively.

Amortization of issuance costs on the 2020 Convertible Note was $222,508 and $0 for the years December 31, 2020 and 2019, respectively.

On July 1, 2020, the Company received a loan in the principal amount of $157,620 relating to the U.S. Small Business Administration’s Paycheck Protection Program. The loan will mature 18 months from the date of funding is payable over 18 equal monthly installments, and bears interest at a rate of 1% per annum. The loan is forgivable up to 100% of the principal balance based upon satisfaction of certain criteria under the Paycheck Protection Program. The Company has applied for full forgiveness.

NOTE 8	OTHER RELATED PARTY TRANSACTIONS

On March 5, 2009, the Company entered into a related party transaction with Kathleen Karloff, the former Chief Executive Officer and a former Director of the Company.    During the twelve months ended December 31, 2019, the Company paid the remaining balance due Ms. Karloff in the amount of $62,743 along with $55,000 of accrued interest.

In April 2011, the Company issued a new short-term convertible note (“Q211 Note”) payable to James Bowdring in the amount of $50,000.  The Note carries a 10% interest rate.  The Company paid $25,000 of the Note in 2011 in cash. The Q211 Note is convertible into common stock of the Company at a conversion price of $0.96 per share, subject to adjustments.  During the years ended December 31, 2020 and December 31, 2019, the Company accrued interest in the amount of $0 and $1,493 on the Q211 Note, respectively.

In November 2011, the Company issued a new convertible note (“Q411 Note”) payable to James Bowdring in the amount of $10,000.  The Q411 Note carries a 10% interest rate. The Q411 Note was converted into common stock of the Company at a conversion price of $0.32 per share, subject to adjustments. In addition, $0 and $597 of interest was accrued in the years ended December 31, 2020 and 2019, respectively.

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

In May 2018, James Bowdring and his children participated in the “2018 Convertible Notes” offerings in the aggregate principal amount of $40,000. The 2018 Convertible Notes accrue interest at the rate of 9% per annum which is paid in stock. These Notes are due on March 31, 2021. The notes are convertible into shares of common stock at a price of $6.40 per share, provided, that if the Company completes a subsequent equity financing, the holders of the 2018 Convertible Notes can elect to convert the notes in shares of our common stock at a price equal to 75% of the price paid per share in such subsequent equity financing. In addition, $1,380 and $3,599 of interest was accrued in the twelve months ended December 31, 2020 and 2019, respectively.

Accounts payable and accrued liabilities balances include accrued directors fees, expenses reports for management and employees for expenses they paid for personally related to travel or normal business expenses.

	December 31,
	2020	2019
Accounts payable and accrued liabilities	$65,197	$41,842

In November 2020, Paulson Investment Company served as a co-managing underwriter for the Company’s underwritten public offering and received fee and commissions for such role in the amount of $271,440. Trent Davis, one of our directors is President of Paulson Investment Company. Mr. Davis did not receive any compensation related to the fees and commissions received by Paulson.

NOTE 9	STOCKHOLDERS’ EQUITY

Reverse Stock Splits

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

On October 22, 2020 the Company’s board of directors approved a reverse stock split of the Company’s common stock at a ratio of 5-for-8 and also approved a proportionate decrease in the Company’s authorized common stock to 125,000,000 shares from 200,000,000. On November 5, 2020, the Company filed a certificate of change (with an effective date of November 9, 2020) with the Nevada Secretary of State pursuant to Nevada Revised Statutes 78.209 to effectuate a 5-for-8 reverse stock split of its outstanding common stock. As a result of the reverse stock split, 133 shares were issued in lieu of fractional shares. On November 6, 2020, the Company received notice from FINRA/OTC Corporate Actions that the reverse split would take effect at the open of business on November 9, 2020 and the reverse stock split took effect on that date. The consolidated financial statement presented reflect the reverse splits.

Public offering

On November 12, 2020, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Roth Capital Partners, LLC, as representative of the several underwriters (the “Underwriters”), in connection with the Company’s public offering (the “Offering”) of 3,625,000 shares of common stock, at a public offering price of $3.20 per share. The initial closing of the Offering for 3,625,000 shares of common stock took place on November 17, 2020. On November 18, 2020, the Underwriters exercised their option pursuant to the Underwriting Agreement to purchase an additional 528,750 shares of common stock (the “Option Shares”). The closing for the Option Shares took place on November 20, 2020 for which the Company received $1,522,800 in net proceeds after deducting underwriting discounts and commissions. With the exercise of the option to purchase the Option Shares, the total amount of shares of common stock sold in the Offering was 4,153,750 shares with aggregate net proceeds received by the Company of $11,837,800 after deducting underwriting discounts and commissions and offering expenses.

During the year ended December 31, 2020 the Company incurred $1,816,948 of offering costs related to issuance of common stock.

Year Ended December 31, 2020

In January 2020, the Company issued 31,250 shares of common stock under its 2019 Stock Incentive Plan with a fair value of $221,400 to an officer.

In February 2020, the Company issued 3,125 shares of common stock under its 2019 Stock Incentive Plan with a fair value of $24,750 to an employee of which $20,626 was amortized in the twelve months ended December 31, 2020.

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

In May 2020, the Company issued 3,438 shares of common stock under its 2019 Stock Incentive Plan with a fair value of $25,930 to employees of which $19,287 was amortized in the twelve months ended December 31, 2020.

In June 2020, pursuant to Section 4(a)(2) of the Securities Act, the Company issued 3,750 shares of common stock with a fair value of $22,800 in consideration of consulting services rendered.  The Company did not receive any proceeds from the issuance.

In August 2020, the Company issued 12,500 shares of restricted stock under its 2019 Stock Incentive Plan with a fair value of $72,200 to an employee of which $30,083 was amortized in the twelve months ended December 31, 2020.

In August 2020, pursuant to Section 4(a)(2) of the Securities Act, the Company issued 3,750 shares of common stock with a fair value of $19,500 in consideration of consulting services rendered.  The Company did not receive any proceeds from the issuance.

In November 2020, pursuant to Section 4(a)(2) of the Securities Act, the Company issued 109 shares of common stock in consideration of consulting services rendered.  The Company did not receive any proceeds from the issuance.

In November 2020, the Company issued 4,153,750 shares of common stock for cash proceeds of $13,292,000.

In November 2020, pursuant to Section 3(a)(9) of the Securities Act, the Company issued 453,699 shares of common stock with fair value of $1,451,824 are the result of the conversion of notes payables and accrued interest. No gain or loss was recorded on conversion, as the issuance of common stock was pursuant to the terms of a prior agreement.

In November 2020, pursuant to Section 4(a)(2) of the Securities Act, the Company issued 22,250 shares of common stock with a fair value of $70,562 in consideration of consulting services rendered.  The Company did not receive any proceeds from the issuance.

In November 2020, the Company issued 5,793 shares of restricted stock under its 2019 Stock Incentive Plan with a fair value of $18,494 to directors of which $18,494 was amortized in the twelve months ended December 31, 2020.

In December 2020, the Company issued 49,757 shares of restricted stock to directors under its 2019 Stock Incentive Plan, with a fair value of $152,700.

Year Ended December 31, 2019

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

In November 2019, pursuant to Section 4(a)(2) of the Securities Act, the Company issued 625 shares of common stock with a fair value of $4,400 to service providers.

In November 2019, pursuant to Section 4(a)(2) of the Securities Act, the Company issued 9,375 shares of common stock with a fair value of $93,750 pursuant a legal settlement signed on November 11, 2019.

NOTE 10	EQUITY-BASED COMPENSATION

Equity Incentive Plans

In October 2019, the Company adopted its 2019 Stock Incentive Plan (the "2019 Plan"). Under the 2019 Plan, the Company’s Board of Directors is authorized to grant both incentive and non-statutory stock options to purchase common stock and restricted stock awards to its employees, directors, and consultants. The 2019 Plan initially provided for the issuance of 500,000 shares. In January 2020, the number of available shares was increased to 793,093, pursuant to a provision in the 2019 Plan providing for an automatic annual increase equal to 6% of the total number of shares of Company common stock outstanding on December 31 of the preceding calendar year.

Options generally have a life of 3 to 10 years and exercise price equal to or greater than the fair market value of the common stock as determined by the Company’s Board of Directors.

Vesting for employees typically occurs over a three-year period or based on performance objective.

The following table sets forth the activity of the options to purchase common stock under the 2019 Plan. The prices represent the closing price of our common stock on the OTC QB Venture Market until November 12, 2020 and the Nasdaq Capital Market on the respective dates.

	Options Outstanding				Options Exercisable
	Number of Shares	Price per Share Range	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)
Balance at December 31, 2018	-	$-	$-	$-	-	$-	$-
Granted	260,018	$8.16-9.25	$8.41	$-	$-		-
Forfeited	-	$-	$-	$-	-	$-	$-
Vested	-	$-	$-	$-	11,256	$8.16	$-
Exercised	-	$-	$-	$-	-	$-	$-
Balance at December 31, 2019	260,018	$8.16-9.25	$8.41	$-	11,256	$8.16	$-

Granted	334,096	$3.19-8.32	$6.41	$-	$-	$-	$-
Forfeited	-	$-	$-	$-	-	$-	$-
Vested	-	$-	$-	$-	254,130	$5.01	$-
Exercised	-	$-	$-	$-	-	$-	$-
Balance at December 31, 2020	594,114	$3.19-9.25	$7.28	$-	265,386	$5.64	$-

(1)	The intrinsic value of an option represents the amount by which the market value of the stock exceeds the exercise price of the option of in-the-money options only.

The fair value of each option granted is estimated as of the grant date using the Black-Scholes option pricing model with the following assumptions:

	Years ended December 31,
	2020	2019
Risk-free interest rate range	0.48%-1.65%	1.6%
Expected life of option-years	$5.00 -$5.77	2.9
Expected stock price volatility	110.8-208.3%	117%
Expected dividend yield	—%	—%

The risk-free interest rate is based on U.S. Treasury interest rates, the terms of which are consistent with the expected life of the stock options. Expected volatility is based upon the average historical volatility of our common stock over the period commensurate with the expected term of the related instrument. The expected life and estimated post-employment termination behavior is based upon historical experience of homogeneous groups, executives and non-executes, within the Company. The Company does not currently pay dividends on its common stock nor does it expect to in the foreseeable future.

		Options Outstanding			Options Exercisable
	Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price of Options Exercisable
Year ended December 31, 2018	$-	-	-	$-	-	$-
Year ended December 31, 2019	$8.16-9.25	260,018	2.6	$8.40	11,256	$8.16
Year ended December 31, 2020	$3.19-9.25	594,114	3.5	$7.28	265,386	$5.64

	Total Intrinsic Value of Options Exercised	Total Fair Value of Options Vested
Year ended December 31, 2018	$-	$-
Year ended December 31, 2019	$-	$69,787
Year ended December 31, 2020	$-	$1,495,744

For the years ended December 31, 2020, the weighted average grant date fair value of options granted was $6.94 per share. The Company estimates the fair value of options at the grant date using the Black-Scholes model. For all stock options granted through December 31, 2020, the weighted average remaining service period is 3.5 years.

The Company recognized $1,141,042 in stock-based compensation expense, which is recorded in selling, general and administrative expenses on the consolidated statement of operations for the years ended December 31, 2019. Unamortized stock option expense at December 31, 2020 that will be amortized over the weighted-average remaining service period of 3.5 years totaled $1,832,069.

Year December 31, 2020

On January 6, 2020, the Company granted one former employee a total of 2,500 options to purchase shares of the Company common at a price as of $7.04 per share. The Option Shares will vest when certain economic conditions are met by the Company and are exercisable until January 6, 2030. These economic conditions were met, and the options vested, on November 17, 2020. The total estimated value using the Black-Scholes Model, based on a volatility rate of 110.8%-128.0% and an option fair value of $5.94 was $14,851.

On January 17, 2020, the Company granted one employee a total of 125,000 options to purchase shares of the Company common at a price as of $6.84 per share. The Option Shares will vest ratably over twenty-four (24) months and are exercisable until January 17, 2030. The total estimated value using the Black-Scholes Model, based on a volatility rate of 110.8%-128.0% and an option fair value of $5.94 was $742,542.

On February 1, 2020, the Company granted one employee a total of 9,375 options to purchase shares of the Company common at a price as of $8.32 per share. The Option Shares will vest ratably over twenty-four (24) months and are exercisable until February 1, 2030. The total estimated value using the Black-Scholes Model, based on a volatility rate of 110.8%-128.0% and an option fair value of $6.56 was $61,487.

On February 5, 2020, the Company granted five Board member a total of 15,490 options to purchase shares of the Company common at a price as of $8.07 per share. The Option Shares will vest 16.67% immediately, 83.33% will vest ratably over ten (10) months and are exercisable until December 5, 2030. The total estimated value using the Black-Scholes Model, based on a volatility rate of 110.8%-128.0% and an option fair value of $6.33 was $98,063.

On March 23, 2020, the Company granted one employee a total of 12,500 options to purchase shares of the Company common at a price as of $8.32 per share. The Option Shares will vest ratably over thirty-six (36) months and are exercisable until March 23, 2030. The total estimated value using the Black-Scholes Model, based on a volatility rate of 110.8%-128.0% and an option fair value of $6.98 was $87,258.

On April 6, 2020, the Company granted one employee a total of 938 options to purchase shares of the Company common at a price as of $8.32 per share. The Option Shares will vest ratably over thirty-six (36) months and are exercisable until March 10, 2030. The total estimated value using the Black-Scholes Model, based on a volatility rate of 117.8% and an option fair value of $5.77 was $5,412.

On August 11, 2020, the Company granted one employee a total of 162,500 options to purchase shares of the Company common at a price as of $5.76 per share. The Option Shares will vest ratably over thirty-six (36) months and are exercisable until August 10, 2030. The total estimated value using the Black-Scholes Model, based on a volatility rate of 113.2% and an option fair value of $4.76 was $773,655.

On November 27, 2020, the Company granted three Board members a total of 5,793 options to purchase shares of the Company common at a price as of $3.16 per share. The Option Shares will vest immediately and are exercisable until November 27, 2025. The total estimated value using the Black-Scholes Model, based on a volatility rate of 208.3% and an option fair value of $3.16 was $18,318.

Twelve Months Ended December 31, 2019

On October 16, 2019, the Company granted one employee a total of 202,599 options to purchase shares of the Company common at a price as of $8.16 per share. The Option Shares will vest ratably over thirty-six (36) months and are exercisable until October 16, 2022. The total estimated value using the Black-Scholes Model, based on a volatility rate of 116.33% and an option fair value of $6.20 was $1,256,163.

On October 29, 2019, the Company granted one former employee a total of 27,345 options to purchase shares of the Company common at a price as of $9.25 per share. The Option Shares will vest when certain economic conditions are met by the Company and are exercisable until October 25, 2029. These economic conditions were met, and the options vested, on November 17, 2020. The total estimated value using the Black-Scholes Model, based on a volatility rate of 119.98% and an option fair value of $7.70 was $210,564.

On October 29, 2019, the Company granted one employee a total of 30,074 options to purchase shares of the Company common at a price as of $9.25 per share. The Option Shares will vest when certain economic conditions are met by the Company and are exercisable until October 25, 2029. These economic conditions were met, and the options vested, on November 17, 2020. The total estimated value using the Black-Scholes Model, based on a volatility rate of 119.98% and an option fair value of $7.70 was $231,579.

Restricted Stock and Restricted Stock Units

In 2020, we issued 70,302 of restricted stock, to certain employees. Shares issued to employees vest monthly over 1 year on the anniversary dates of their grant. In 2020 64,021 shares of restricted stock vested.

The following table summarizes our aggregate restricted stock awards and restricted stock unit activity in 2020:

	Number of Unvested Shares	Weighted Average Grant Date Fair Value	Aggregate Grant Date Fair Value of Unvested Shares
Balance at January 1, 2018	-	$-		$-
Granted	12,500	$9.60		$120,000

Vested	(2,083)	$9.60		$(20,000)
Forfeitures	(-)	$-	$	(-)

Balance at December 31, 2019	10,417	$9.60		$100,000
Granted	70,302	$6.23		$437,814

Vested	(64,021)	$7.18		$(459,887)
Forfeitures	(-)	$-	$	(-)

Balance at December 31, 2020	16,698	$4.67		$77,927

The Company recognized $459,890 in stock-based compensation expense, which is recorded in selling, general and administrative expenses on the consolidated statement of operations for the years ended December 31, 2020, and the Company will recognize $77,927 over the remaining requisite service period.

NOTE 11	STOCK OPTIONS AND WARRANTS

In connection with the issuance of the 2020 Convertible Notes, the Company also issued options to purchase 303,623 units at an exercise price of $3.20 per unit, with each unit consisting of one share of common stock, and a warrant to purchase one share of common stock at an exercise price of $3.20 per share. The units and warrants are exercisable for a period of five years from the date of issuance and are subject to a downward provision if the Company issues securities at a lower price. Warrant holders have a right to require the Company to pay cash in the event of a fundamental transaction. In accordance with ASC 815, the warrants and options issued in this period were determined to require equity treatment and $524,452 related to the options and $533,112 related to warrants was recorded in stockholders’ equity in the year ended December 31, 2020.

In connection with the issuance of the 2020 Convertible Notes, the Company agreed to issue the placement agent and the selling agent five-year warrants to purchase 6,750 shares of the Company’s common stock at an exercise price of $3.20. In the year ended December 31, 2020, $47,293 was recorded in stockholders’ equity related to these warrants.

A Monte Carlo model was used because the investor warrants and options contain fundamental transaction payouts and reset events that cannot be modeled with a Black Scholes model.

The fair value of the options and warrants issued to the convertible debt holders is estimated as of the issue date using a Monte Carlo model with the following assumptions:

	Twelve Months ended December 31,
	2020	2019
Risk-free interest rate range	0.38% - 0.39%	-%
Stock Price	$3.37 - 3.37	$-
Expected life of warrants and option (years)	4.47 - 4.62	-
Expected stock price volatility	105.5% - 106.2%	-%
Expected dividend yield	0%	-%

The risk-free interest rate is based on U.S. Treasury interest rates, the terms of which are consistent with the expected life of the stock options and warrants. Expected volatility is based upon the historical volatility of the Company’s common stock over the period commensurate with the expected term of the related instrument. The options and warrants are valued assuming projected reset events adjusting the exercise price and a forced exercise upon a projected fundamental transaction by management. The options and warrants early exercise are modeled assuming registration after 180 days. The Company does not currently pay dividends on its common stock nor does it expect to in the foreseeable future.

NOTE 12	INCOME TAXES

The provision for income taxes consists of the following for the year ended December 31, 2020 and 2019:

	December 31
	2020	2019
Federal income taxes:
Current	-	-
Deferred	(84)	349
Total federal income taxes	(84)	349

State income taxes:
Current	1,212	1824
Deferred	120	84
Total state income taxes	1,332	1908
Total income taxes	$1,248	$2,257

The effective income tax rate is lower than the U.S. federal and state statutory rates primarily because of the valuation allowance and, to a lesser extent, permanent items. A reconciliation of the 2020 and 2019 federal statutory rate as compared to the effective income tax rate is as follows:

	December 31
	2020		2019
Pre-Tax Book Income at Statutory Rate	$(1,688,606)	21.00%	$(461,117)	21.00%
State Tax Expense, net	1,078	-0.01%	1,524	-0.10%
Permanent Items	37,441	-0.47%	26,430	-1.20%
True-Ups	6,790	-0.09%
Change in Federal Valuation Allowance	1,644,545	-20.45%	435,420	-19.80%
Total Expense	$1,248	-0.02%	$2,257	-0.10%

Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax. Significant components of the deferred tax assets and liabilities as of December 31, 2020 and 2019, are as follows:

	December 31
	2020	2019

Deferred tax assets:
Accrued Compensation	$127,829	$102,049
Amortization of Discount Notes Payable	93,017	99,635
Lease (ASC 842)	19,718	25,715
Charitable Contributions	127	-
Stock Option Expense	28,212	-
Restricted Stock Unit	10,665	-
Deferred Revenue	865,747	1,112,807
Net Operating Losses	5,361,500	3,111,504
Gross deferred tax assets	6,506,815	4,451,710
Less: Valuation Allowance	(6,408,401)	(4,401,714)
Net deferred tax asset:	98,414	49,996

Deferred tax liabilities:
Fixed Assets	(32,159)	(24,281)
ROU Lease (ASC 842)	(19,228)	(25,715)
Trademark Amortization	(1,529)	(433)
Convertible Note Interest Expense	(42,111)	-
Note Issuance Cost	(3,855)	-

Net deferred tax liability	(98,882)	(50,429)
Net deferred tax liability	$(468)	$(433)

The Company recorded a full valuation allowance against its net deferred tax asset at December 31, 2020 and 2019 totaling $6,408,401 and $4,401,714, respectively. A naked credit resulting from indefinite lived intangibles was valued at December 31, 2020 and 2019 totaling ($468) and ($433), respectively.

As of December 31, 2020, the Company has federal net operating loss carryforwards totaling $21,819,421. Of that amount, $10,793,313 will expire, if not utilized, in various years beginning in 2028 and which are also subject to the limitations of IRC §382. The remaining carryforward amount of $11,026,108, has no expiration period and can be applied to 80% of taxable income per year in future periods. State net operating loss carryforwards total $16,774,460. Of that amount, $4,659,523 will begin to expire in 2033 and are subject to the limitations of IRC §382. The remaining $12,114,937 of state net operating loss carryforwards are similar to the federal net operating loss in that it has no expiration period and can be applied to 100% of state taxable income per year.

IRC §382 of the Internal Revenue Code of 1986, as amended imposes an annual limit on the ability of a corporation that undergoes an “ownership change” to use its NOLs to reduce its tax liability. An “ownership change” is generally defined as any change in ownership of more than 50% of a corporation’s “stock” by its “5-percent shareholders” over a rolling three-year period based upon each of those shareholder’s lowest percentage of stock owned during such period. Such a change in ownership occurred in 2007. At this time, The Company does not believe this limitation, when combined with amounts allowable due to net unrecognized built in gains, will affect its ability to use any NOLs before they expire.

The Company routinely inspect its income tax filings for current and previous positions that could be considered uncertain. If a position is deemed to carry a more-likely-than-not probability of notwithstanding challenge from a tax authority, the Company would record a liability for Uncertain Tax Positions (UTP) for the tax in question. As of December 31, 2020, and for all prior years, the Company does not and have not carried any UTP’s on the balance sheet. If a UTP was recorded, it is the Company’s policy to include interest and penalties on taxes as part of income tax expense.

There are currently no income tax examinations being performed at the federal or state level and the Company is not aware of any possible future audits or examinations. The Company’s federal and state income tax returns from 2017 and forward remain open to examination by the corresponding taxing authorities under the statute of limitations, generally. However, due to the loss carryforwards established on historical tax filings, it is possible that the taxing authorities could examine tax years as far back as 2007 in order to determine if the net operating loss carryforward is appropriate.

NOTE 13	COMMITMENTS AND CONTINGENCIES

A)     Litigation

INVO Bioscience, Inc. v. James Bowdring

On August 7, 2019, the Company sent James Bowdring, the brother of the Company’s then Chief Financial Officer, a check in the amount of $65,197 as full and final payment under those certain promissory notes dated April 8, 2011 and November 9, 2011.  On August 8, 2019, Mr. Bowdring’s legal counsel returned the check.  The basis for returning the check was a claim that the interest due under the Notes called for compounded interest and not per annum interest, this amount is recorded in Accounts Payable and Accrued Liabilities on the Consolidated Balance Sheet.  In addition, the letter rejecting the tender of the payment in full check alleged Mr. Bowdring was considering a future intention to convert his Promissory Notes into shares of the Company’s common stock.  Mr. Bowdring, through his counsel, indicated that such future intention to convert the Notes to common stock were contingent upon Mr. Bowdring addressing certain personal issues which were not disclosed by his counsel in the correspondence returning the checks.  The Company does not believe that Mr. Bowdring has the right to seek conversion of the Notes once payment for the Notes has been tendered.  In order to resolve the issue of the Company’s tender of payment in full versus Mr. Bowdring’s assertion that he can reject tender and seek conversion, the Company has filed an action in the Suffolk Superior Court in Boston on September 3, 2019 seeking Declaratory Judgment and Judgment for Breach of Contract. On September 30, 2019, Mr. Bowdring filed an answer and counterclaim under which he alleged breach of contract, fraud, promissory estoppel, unfair and deceptive practices and constructive trust. Mr. Bowdring is seeking receipt of all shares due under the adjusted conversion price.

The 10% Senior Secured Convertible Promissory Notes were issued on April 8, 2011 and November 9, 2011, with maturity dates thirty days subsequent to the dates of issuance.  Interest was calculated at 10% per annum, compounded based on a 360-day year. Investors had the option to convert any unpaid principal and accrued interest into shares of Company’s common stock original conversion prices of $0.96 and $0.32, respectively, subject to adjustments upon the Company’s issuances of stock at prices less than the original conversion prices during the 24-months after issuance of each note (i.e., currently $0.2100).

The Company does not currently expect the above matter to have a material adverse effect upon either the Company’s results of operations, financial position, or cash flows.

B)     Employee Agreements

On October 10, 2019, the Company entered into an agreement with our newly appointed CEO, Steve Shum. The Company agreed to pay Mr. Shum an annual salary of $260,000. In addition, Mr. Shum earned a bonus compensation of $75,000 bonus upon a successful up-listing to the Nasdaq exchange which was paid as of December 31, 2020. All other bonus amounts will be determined by the Board of Directors, at their sole discretion. In addition to his base salary and performance bonus, the Company granted Mr. Shum: (i) 400,000 shares of our common stock and (ii) a three-year option to purchase 6,483,171 shares of our common stock at an exercise price of $0.255 per share.  These options will vest monthly over a 3-year period.

On January 15, 2020, the Company entered into an employment agreement (the “Campbell Employment Agreement”) with Michael Campbell to continue serving as the Company’s Chief Operating Officer and Vice President of Business Development. The Campbell Employment Agreement provides for an annual base salary of $220,000, and a target annual incentive bonus of up to 50% of base salary if the Company achieves goals and objectives determined by the board of directors. In connection with the Campbell Employment Agreement, on January 17, 2020, the Company granted Mr. Campbell 31,250 shares of Company common stock, and an option to purchase 125,000 shares of Company common stock (the “Option”) at an exercise price of $6.84096 per share. One quarter of the Option vested upon grant, and the remainder vests in monthly increments over a period of two years from the date of grant. Mr. Campbell is also entitled to customary benefits, including health insurance and participation in employee benefit plans. The Campbell Employment Agreement provides that if Mr. Campbell terminates the Campbell Employment Agreement for “cause” (as defined in the Campbell Employment Agreement) or the Company terminates the Campbell Employment Agreement without “cause,” then he will continue to receive his base salary and certain insurance benefits for three months after termination. The Company may terminate the Campbell Employment Agreement without “cause” on 60 days’ notice.

C)     Consulting Agreements

The Company has entered into a consulting agreement with Shine Management, Inc. through which it is receiving outsourced accounting and the support of its acting CFO, Debra Hoopes. Debra is the CFO and Chief Administrative Officer of Shine Management, Inc. and Management Services Company in Charlottesville, VA.

(D) Major Customer Concentration Risk

The Company has one major customer, Ferring, that accounted for approximately 98.3% and $1,019,286 of sales for the year ended December 31, 2020. The Company expects to maintain this relationship with the customer.

NOTE 14	CONTRACTS WITH CUSTOMERS

The Company adopted ASC 606, Revenue from Contracts with Customers effective January 1, 2018 using the modified retrospective method applied to those contracts which were not substantially completed as of January 1, 2018. These standards provide guidance on recognizing revenue, including a five-step model to determine when revenue recognition is appropriate. The standard requires that an entity recognize revenue to depict the transfer of control of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Revenues for 2020 are reported under ASC 606, while prior period amounts are not adjusted and continue to be reported under ASC 605, Revenue Recognition.

The Company routinely enters into agreements with customers that include general commercial terms and conditions, notification requirements for price increases, shipping terms and in most cases prices for the products that it offers. However, these agreements do not obligate the Company to provide goods to the customer and there is no consideration promised to us at the onset of these arrangements. For customers without separate agreements, the Company has a standard list price established by geography and by currency for all products and our invoices contain standard terms and conditions that are applicable to those customers where a separate agreement is not controlling. The Company’s performance obligations are established when a customer submits a purchase order or notification (in writing, electronically or verbally) for goods, and it accept the order. The Company identifies performance obligations as the delivery of the requested product(s) in appropriate quantities and to the location specified in the customer’s e-mail/or purchase order. The Company generally recognizes revenue upon the satisfaction of these criteria when control of the product has been transferred to the customer at which time it has an unconditional right to receive payment. The Company’s prices are fixed and are not affected by contingent events that could impact the transaction price. The Company does not offer price concessions and does not accept payment that is less than the price stated when it accepted the purchase order, except in rare credit related circumstances. The Company does not have any material performance obligations where it is acting as an agent for another entity.

Revenues for products, including: INVOcell®, INVO TM Retention System, and INVO Microscope Holding Block are typically recognized at the time the product is shipped, at which time the title passes to the customer, and there are no further performance obligations. Revenues from consignment are recognized when the medical device is shipped from the Consignor to the customer.

In January 2019, the Company announced a U.S. license and distribution agreement with Ferring International Center S.A. (“Ferring”). The agreement calls for the issuance of an initial upfront payment of $5,000,000 which we received upon the signing of the agreement, ongoing product revenue, and then subsequent licensing fee payment of $3,000,000 that will provide us with a source of non-dilutive financing to execute our plan. Under the terms of the agreement the Company can pursue developing international markets and as well as partnering and opening INVO-only reproductive centers within the U.S. market. The initial upfront payment of $5,000,000 which the Company received upon the signing of the agreement is being recognized to income over the 7-year term.

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

On March 2, 2021, the Company entered into Amendment No. 1 to the Distribution Agreement (the “Amendment”) with Ferring. Pursuant to the Amendment, Ferring agreed to purchase a 2,004 count of product for $501,000 in March 2021, at which point the minimum annual target for 2020 set forth in Section 2.4 of the Distribution Agreement will be deemed to be satisfied in full as a result of such purchase. The Amendment provides for added flexibility by increasing the number of INVO company-owned clinics initially allowable under the agreement and removing certain geographical requirements.

The Ferring license was deemed to be a functional license that provide customers with a “right to access” to our intellectual property during the subscription period and, accordingly, revenue is recognized over a period of time, which is generally the subscription period. During the twelve months ended December 31, 2020, the Company recognized $714,286 related to the Ferring license agreement.

As of December 31, 2020, and December 31, 2019, the Company had deferred revenues of $3,571,429 and $4,477,261, respectively.

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

On November 23, 2020, the Company entered into a Distribution Agreement with IDS Medical Systems (“Distributor”) to distribute the INVOcell system to Malaysia under which Distributor was appointed as the exclusive distributor in Malaysia. The Company can elect to terminate Distributor’s exclusivity upon its failure to meet certain purchase targets, in its sole discretion. The agreement is for a term of three years. The Company also granted Distributor an exclusive right to the INVO trademarks in Malaysia in connection with the sale of products in Malaysia.

Sources of Revenue

The Company has identified the following revenues disaggregated by revenue source:

Domestic Product revenue

Domestic Licensing fee

For the twelve months ended December 31, 2020 and 2019 the source of revenue was derived from:

	December 31, 2020	December 31, 2019
Domestic Product revenue	$323,000	$765,927

Domestic licensing fee	714,286	714,286

Total revenue	$1,037,286	$1,480,213

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

Significant Judgments in the Application of the Guidance in ASC 606

There are no significant judgments associated with the satisfaction of our performance obligations. The Company generally satisfy performance obligations upon delivery of the product to the customer. This is consistent with the time in which the customer obtains control of the products. Therefore, the value of unsatisfied performance obligations at the end of any reporting period is generally immaterial. The Company considers variable consideration in establishing the transaction price. Forms of variable consideration applicable to our arrangements include sales returns, rebates, volume-based bonuses, and prompt pay discounts. The Company uses historical information along with an analysis of the expected value to properly calculate and to consider the need to constrain estimates of variable consideration. Such amounts are included as a reduction to revenue from the sale of products in the periods in which the related revenue is recognized and adjusted in future periods as necessary.

Commissions and Contract Costs

The Company does not use or offer sales commissions of any type. The Company generally does not incur incremental charges associated with securing agreements with customers which would require capitalization and recovery over the life of the agreement.

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

NOTE 15	INVESTMENT IN JOINT VENTURES

The following table sets forth a list of the Company’s current joint venture arrangements.

Subsidiary Name	Country	Percent (%) Ownership

SNS MURNI INVO Bioscience Malaysia Sendirian Berhad	Malaysia	50%
Ginekalix INVO Bioscience LLC Skopje	North Macedonia	50%
Positib Fertility, S.A. de C.V	Mexico	33%
Medesole INVO Bioscience India	India	50%

The current joint venture arrangements are in the developmental stage and therefore only the initial startup costs are included in the financial statement for the year ended December 31, 2020.

Malaysia JV Agreement

On November 23, 2020, the Company entered into a separate joint venture agreement with SNS Murni SDN BHD (“SNS Murni”), a company incorporated in Malaysia, to establish an exclusive joint venture in Malaysia to (i) introduce, promote and market its technologies related to the INVOcell and INVO Procedure in dedicated government-owned fertility clinics in Malaysia, and (ii) establish INVO Clinics in Malaysia. The joint venture will be co-managed and owned 50% by each of INVO Bioscience and SNS Murni. For the year ended December 31, 2020 the Company has invested $7,348 in this joint venture.

North Macedonia JV Agreement

On November 23, 2020, the Company entered into a joint venture agreement with Ginekaliks Dooel (“Ginekaliks”), a limited liability company incorporated in the Republic of North Macedonia, to establish an exclusive joint venture to (i) commercialize, introduce, promote and market technologies related to the INVOcell and INVO Procedure in North Macedonia, (ii) establish a private healthcare institution to offer the INVO Procedure. The joint venture will be co-managed and owned 50% by each of INVO Bioscience and Ginekaliks.  For the year ended December 31, 2020 the Company has invested $2,597 in this joint venture.

Mexico JV Agreement

Effective September 24, INVO Centers, LLC entered into a Pre-Incorporation and Shareholders Agreement with Francisco Arredondo, MD PLLC (“Arredondo”) and Security Health LLC, a Texas limited liability company (“Ramirez”, and together with INVO and Arredondo, the “Shareholders”) under which the Shareholders will commercialize the INVO Procedure and offer related medical treatments in Mexico. Each party will own one-third of the Mexican incorporated company, Positib Fertility, S.A. de C.V. (the “Mexico Company”).  The Mexico Company will acquire the INVOcell product at cost plus any incurred shipping, customs and related fees.

The Mexico Company will operate in Monterrey Nuevo Leon, Mexico and any other cities and places in Mexico as approved by the Mexico Company’s board of directors and Shareholders.  In addition, the Shareholders agreed that the Mexico Company will be the Company’s exclusive distributor in Mexico. The Shareholders also agreed not to compete directly or indirectly with the Mexico Company in Mexico.  For the year ended December 31, 2020 the Company has invested $51,670 in this joint venture.

Medesole JV Agreement

On January 13, 2020, the Company entered into a joint venture agreement (the “Agreement”) with Medesole Healthcare and Trading Private Limited, India (“Medesole”), an Indian corporation that promotes and distributes healthcare technologies, medical equipment and allied services to hospitals, clinics and primary health care centers in India and the Middle East.

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

The JV will be co-managed and owned 50% by each of INVO and Medesole, who will share equally in the expenditures, revenues and profits of the JV. The Agreement has a term of three years and may be terminated by either party on 180 days’ prior written notice.

US Clinic JV Agreements

As of December 31, 2020, the Company was in negotiations with several potential joint venture partners but had not yet entered into any definitive agreements for additional U.S. INVO Clinics. The Company has invested $30,340 in joint ventures the Company is currently exploring.

NOTE 16	SUBSEQUENT EVENTS

Alabama Joint Venture

On March 10, 2021, the Company’s wholly owned subsidiary, INVO Centers, LLC (“INVO Centers”), entered into a limited liability company agreement (the “JV LLC Agreement”) with HRCFG, LLC (“HRCFG”) to form a joint venture for the purpose of commercializing INVOcell and the INVO Procedure at a dedicated fertility clinic in Birmingham, Alabama. The name of the joint venture LLC is HRCFG INVO, LLC (the “JV Company”). The responsibilities of HRCFG’s principals include providing clinical practice expertise, performing recruitment functions, providing all necessary training, and providing day-to-day management of the clinic. The responsibilities of INVO Centers will provide access to and will be the exclusive provider to the JV Company of the INVOcell and the INVO Procedure. INVO Centers will also perform all required in vitro fertilization, industry specific compliance and accreditation functions, and product documentation for product registration. The Company will also provide certain funding to the JV Company. In connection with the formation of the JV Company, the Company provided an initial $30,000 in funding, in exchange for a note issued by HRCFG, which will be repaid from the operating profit of the JV Company. Interest on the note accrues at a rate of 1.5%.  In addition, the Company has agreed to issue 25,000 shares of our common stock to HRCFG (i) upon the Birmingham clinic opening for business, and (ii) upon each additional INVOcell clinic opened for business by the JV Company.

In March 2021, the Company and HRCFG, as lessees, entered into a Lease Agreement with Trustmark National Bank, as lessor, for the lease of a 4,129 square foot facility in Birmingham, Alabama for the clinic associated with the JV LLC Agreement. The lease term will commence upon the earlier of June 1, 20201 or the opening of the clinic, and will be 86 months. The base rent per month will initially be $9,196.44 and will increase 2.25% each year.

Amendment to Ferring Agreement

On March 2, 2021, the Company entered into Amendment No. 1 to the Distribution Agreement (the “Amendment”) with Ferring. Pursuant to the Amendment, Ferring agreed to purchase a 2,004 count of product for $501,000 in March 2021, at which point the minimum annual target for 2020 set forth in Section 2.4 of the Distribution Agreement will be deemed to be satisfied in full as a result of such purchase. The Amendment provides for added flexibility by increasing the number of INVO company-owned clinics initially allowable under the agreement and removing certain geographical requirements.

Equity Issuances

In March 2021, three noteholders converted $1,237,624 of principal and accrued interest to 386,758 shares of common stock.

In March 2021, the Company issued 77,444 shares of our common stock and 77,444 issued warrants upon exercise of outstanding unit purchase options for which it received $247,821 in proceeds.

In March 2021, the Company issued 39,094 shares of our common stock upon exercise of outstanding warrants for which it received $125,104 in proceeds.

In March 2021, the Company issued 85,568 shares of its common stock upon exercise of outstanding unit purchase options. The unit purchase options were exercised to purchase 131,114 shares and were exercised in full on a cashless basis and accordingly 45,546 shares were withheld at the market price of $9.20 per share less the exercise price of $3.20 per share to fund the exercise price.

In March 2021, the Company issued 131,114 warrants upon the exercise in full of 131,114 unit purchase options. The Company did not receive any proceeds upon exercise.

In March 2021, the Company issued 90,748 shares of our common stock upon exercise of outstanding warrants. The warrants were exercised to purchase 139,056 shares and were exercised in full on a cashless basis and accordingly 48,308 shares were withheld by the Company at the market price of $9.20 per share less the exercise price of $3.20 per share to fund the exercise price.

In January 2021, the Company issued 58,500 shares of our common stock with a fair value of $179,490 in consideration of consulting services rendered.

In February 2021, the Company issued 5,000 shares of our common stock with a fair value of $15,250 in consideration of consulting services rendered.

In March 2021, the Company issued 8,000 shares of our common stock with a fair value of $26,640 in consideration of consulting services rendered.

In January 2021, the Company issued 30,000 shares of our common stock under the 2019 Stock Incentive Plan with a fair value of $90,300 to five (5) employees.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Our management, under the supervision and with the participation of our Chief Executive Officer and Acting Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2020, the end of the fiscal period covered by this Form 10K.  We maintain disclosure controls and procedures that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.  Based upon that evaluation and the identification of the material weakness in the Company’s internal control over financial reporting as of December 31, 2019 (due to limited resources and employees) which has been remediated as of the end of the period December 31, 2020, our Chief Executive Officer and Acting Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report.

To mitigate the internal limited resources and limited employees, we continue to rely heavily on direct management oversight of transactions, along with the use of outside legal and accounting professionals. We are taking steps to create effective procedures and controls throughout the organization.  We are in the process of establishing procedures and segregating duties where we can.  We have implemented a new accounting system, outsourced our accounts payable function, implemented an approval processes, created a number of policies, reporting processes, a standard customer contract and introduced an employee manual.  We will continue to monitor our disclosure controls and procedures and will address areas of potential concern.  As we grow, we expect to increase our number of employees, which will enable us to implement adequate segregation of duties within the internal control framework.

As a result of the infusion of additional cash in 2020 with proceeds from our offering of convertible notes and our underwritten public offering, we have taken a number of steps to enhance our internal and disclosure controls.

Our management, including our Chief Executive Officer and Acting Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.  These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

NAME	AGE	POSITION
Mr. Steven Shum (1)	50	Director, Chief Executive Officer

Ms. Debra Hoopes (2)	60	Acting Chief Financial Officer

Mr. Michael Campbell	61	Chief Operating Officer and Vice-President of Business Development

Mr. Matthew Szot	46	Director

Dr. Kevin Doody, MD	61	Director, Medical Director

Mr. Trent Davis	52	Director

Ms. Barbara Ryan	60	Director

Dr. Jeffrey Segal	61	Director

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

Debra Hoopes. On August 14, 2019, we appointed Debra Hoopes as our Acting Chief Financial Officer. Ms. Hoopes currently serves as CFO and Chief Administrative Officer of Shine Management, Inc., an outsourced management services organization, a position she has held since August of 2017. Previously, Ms. Hoopes was a co-owner of H2CFO LLC in 2017 and prior to 2017 was the sole owner of Hoopes Management & Advisory Services LLC, through which provides outsourced CFO services. Ms. Hoopes is a Certified Public Accountant (licensed in Virginia and Maryland) with a Bachelor of Science degree in Accounting from Virginia Tech and a Master of Business Administration from George Washington University and is a Chartered Global Management Accountant.

Michael J. Campbell. Mr. Campbell is our Chief Operating Officer and Vice-President of Business Development, positions he has held since February 2019 and was a director, from October 2017 to November 2020.  Mr. Campbell was previously the Vice President of IVF Americas Business Unit for Cooper Surgical, Inc.,  a wholly owned subsidiary of The Cooper Companies (NYSE: COO). Mr. Campbell has substantial medical device sales, marketing and business development leadership experience within Global Fortune 500 and startup company environments. During his over 11-year career at Cooper Surgical, Mike has been responsible for IVF product portfolio sales globally including the U.S., Canada, Latin America, Europe, Middle East, Africa, and Asia Pacific regions. In addition to Mr. Campbell’s position as Vice President of IVF Americas Business Unit, he served in various leadership roles including Vice President of International Business Unit from 2013-2014 and as Vice President of IVF Business Unit from 2006 to 2012. Prior to joining Cooper Surgical, Mike was Vice President of Sales, Marketing and Business Development at Retroactive Bioscience from 1997 to 2006 and Vice President of Sales and Marketing for Gabriel Medical from 1994 to 1997. Mr. Campbell also served in various senior management positions across marketing, sales and product management at Boston Scientific Corporation beginning in 1984 through 1994.

Matthew Szot. Mr. Szot is a director, a position he has held since September 13, 2020, and Chairman of the Audit Committee and Compensation Committee, positions he has held since September 14, 2020.  Mr. Szot is currently the Executive Vice President and Chief Financial Officer of S&W Seed Company (Nasdaq: SANW) where he has served since March 2010.  Mr. Szot is also currently a director and serves as Chairman of the Audit Committee and a member of both the Compensation Committee and Nominating and Governance Committees of SenesTech (Nasdaq: SNES), a publicly traded life science company with next generation technologies for managing animal pest populations through fertility control. From June 2018 to August 2019, Mr. Szot served on the board of directors and as Chairman of the Audit Committee of Eastside Distilling, Inc. (Nasdaq; EAST), a publicly traded company in the craft spirits industry.  From February 2007 until October 2011, Mr. Szot served as the Chief Financial Officer for Cardiff Partners, LLC, a strategic consulting company that provided executive financial services to various publicly traded and privately held companies. Prior thereto, from 2003 to December 2006, Mr. Szot served as Chief Financial Officer and Secretary of Rip Curl, Inc., a market leader in wetsuit and action sports apparel products. From 1996 to 2003, Mr. Szot was a Certified Public Accountant with KPMG in the San Diego and Chicago offices and served as an Audit Manager for various publicly traded companies. Mr. Szot graduated with High Honors from the University of Illinois, Champaign-Urbana with a Bachelor of Science degree in Agricultural Economics/Accountancy. Mr. Szot is a Certified Public Accountant in the State of California.

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

Trent Davis. Mr. Davis is one of our directors since his appointment in December 2019.  In addition, Mr. Davis is currently CEO of Paulson Investment Company, LLC, a boutique investment firm that specializes in private equity offerings of small and mid-cap companies. From December 2014 to December 2018, Mr. Davis was President and Chief Operating Officer of Whitestone Investment Network, Inc., which provides executive advisory services and also restructures, recapitalizes and makes strategic investments in small to midsize companies. Since March 2018, Mr. Davis served as a director of Senmiao Technology Limited (Nasdaq: AIHS), an online lending platform in China. From August 2016 to August 2019, Mr. Davis served as director of Eastside Distilling, Inc. (Nasdaq: EAST), and from July 2015 to April 2017, he served as director of Dataram Corporation (Nasdaq: DRAM). Mr. Davis helped to successfully complete the reverse merger between Dataram and U.S. Gold Corp (Nasdaq: USAU), a gold exploration and development company. From December 2014 to July 2015, Mr. Davis served as Chairman of the Board of Majesco Entertainment Company (Nasdaq: COOL). Mr. Davis also served as director and President of Paulson Capital Corp. (Nasdaq: PLCC) from November 2013 to July 2014, when Paulson Capital Corp. completed a reverse merger with VBI Vaccine (Nasdaq: VBIV). Mr. Davis continued to serve on the board and the audit committee of VBI until May 2016. Prior to serving on the board of Paulson Capital Corp., Mr. Davis served as the Chief Executive Officer of its subsidiary, Paulson Investment Company, LLC, where he oversaw he syndication of approximately $600 million of investment in over 50 client companies in both public and private transactions. In 2003, Mr. Davis served as Chairman of the Board of the National Investment Banking Association. Mr. Davis holds a B.S. in Business and Economics from Linfield College and an M.B.A. from the University of Portland. Mr. Davis is qualified to serve on the Board because of his deep knowledge of finance and public company issues, capital market, advisory and entrepreneurial experiences, and extensive expertise in operational and executive management.

Barbara Ryan.  Ms. Ryan is a director, a position she has held since September 2020. Ms. Ryan founded Barbara Ryan Advisors, a capital markets and communications firm, in 2012 following a more than 30-year career on Wall Street as a sell-side research analyst covering the US Large Cap Pharmaceutical Industry. Ms. Ryan has deep experience in equity and debt financings, M&A, valuation, SEC reporting, financial analysis and corporate strategy across a broad range of life sciences companies. Barbara worked on several of the industry’s largest M&A transactions; Shire’s defense versus a hostile takeover attempt by Abbvie, Shire’s takeover of Baxalta, Allergan’s defense against Valeant and Perrigo’s defense versus Mylan. Barbara served as an executive team member and on the disclosure committee for Radius Health from January 2014 to December 2017 and played a critical role in the Company’s IPO and subsequent follow on offerings which raised over $1 billion. Ms. Ryan has also served as an executive team member at Eloxx Pharmaceuticals, a development stage rare disease company, where she played a critical role in its uplisting to Nasdaq and subsequent follow on offering. Previously, Ms. Ryan was a Managing Director at Deutsche Bank/Alex Brown and Head of the company’s Pharmaceutical Research Team for 19 years and began her research career covering the Pharmaceutical industry at Bear Stearns in 1982. Ms. Ryan also covered the drug wholesalers and PBMs and was the lead analyst on many high-profile IPO’s including Express Scripts, PSSI, Henry Schein, and Flamel Technologies. Ms. Ryan currently serves as a director for Gilda’s Club NYC, a non-profit organization and is the Founder of Fabulous Pharma Females, a non-profit whose mission is to advance women in the biopharma industry. Ms. Ryan has led the development of women leadership programs at Radius Health and Eloxx Pharmaceuticals.

Jeffrey J. Segal, M.D. Dr. Segal founded Medical Justice Services Inc., an organization focused on protecting physicians from frivolous lawsuits in 2004, and currently serves as CEO.  In 2010, Dr. Segal also launched the eMerit platform for Medical Justice Services, Inc. to enable hospitals and doctors to maximize their online presence and provide patients an ability to locate doctors online.  In December 2019, Dr. Segal joined the Byrd Adatto Law Firm as a partner.  From 2000-2004, Dr. Segal co-founded and served as CEO of DarPharma, Inc., a clinic focused on therapies for schizophrenia, Parkinson’s disease and other targeted CNS disorders.  From 1999 through 2002, Dr. Segal co-founded and served as CEO of On-Call Solutions, Inc., a company focused on web-based design of physician call schedules. Dr. Segal is also a board certified neurosurgeon and operated a private neurosurgery practice from 1991-2000. Dr. Segal received his B.A. from the University of Texas, his medical degree from Baylor College of Medicine and his juris doctor from Concord Law School.

Independence of the Board of Directors

The listing rules of Nasdaq require us to maintain a Board comprised of a majority of independent directors, as determined affirmatively by our Board. In addition, the Nasdaq listing rules require that, subject to specified exceptions, each member of our Audit, Compensation and Nominating and Corporate Governance Committees must be independent. Audit Committee members and Compensation Committee members must also satisfy the independence criteria set forth in Rule 10A-3 and Rule 10C-1, respectively, under the Exchange Act. Under Nasdaq listing rules, a director will only qualify as an “independent director” if, in the opinion of our Board, the director does not have a relationship that would interfere with the exercise of independent judgment in carrying out his or her responsibilities.

Our Board has undertaken a review of the independence of our directors and considered whether any director has a material relationship with us that could compromise his or her ability to exercise independent judgment in carrying out his or her responsibilities, and determined that Trent Davis, Mathew Szot, Barbara Ryan and Jeffrey Segal, M.D., representing four of our six directors, are independent under Nasdaq listing rules. Mr. Shum is not considered independent due to his position as our Chief Executive Officer. Mr. Doody is not considered independent due to the level of compensation received by him from the Company in 2018.

In making these determinations, our Board considered the relationships that each nonemployee director has with us and all other facts and circumstances our Board deemed relevant in determining their independence, including consulting relationships, family relationships and the beneficial ownership of our capital stock by each non-employee director.

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

Our Compensation Committee currently consists of Mr. Szot (Chair), Mr. Davis and Ms. Ryan.

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

Nominating and Corporate Governance Committee

Our Nominating and Corporate Governance Committee consists of Mr. Szot, Mr. Davis and Ms. Ryan.

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

Audit Committee Related Function

Our Audit Committee members currently consist of Mr. Szot (Chair), Dr. Segal and Ms. Ryan. Each of the members of our Audit Committee is an independent director under the Nasdaq listing rules, satisfies the additional independence criteria for Audit Committee members and satisfies the requirements for financial literacy under the Nasdaq listing rules and Rule 10A-3 of the Exchange Act, as applicable.

Our board has also determined that Mr. Szot qualifies as an Audit Committee financial expert within the meaning of the applicable rules and regulations of the SEC and satisfies the financial sophistication requirements of the Nasdaq listing rules.

Our Audit Committee oversees our corporate accounting and financial reporting process and assists our Board in monitoring our financial systems and our legal and regulatory compliance. Our Audit Committee also:

●	oversees the work of our independent auditors;

●	approves the hiring, discharging and compensation of our independent auditors;

●	approves engagements of the independent auditors to render any audit or permissible non-audit services;

●	reviews the qualifications, independence and performance of the independent auditors;

●	reviews our financial statements and our critical accounting policies and estimates;

●	reviews the adequacy and effectiveness of our internal controls;

●	reviews our policies with respect to risk assessment and risk management;

●	reviews and monitors our policies and procedures relating to related person transactions; and

●	reviews and discusses with management and the independent auditors the results of our annual audit, our quarterly financial statements and our publicly filed reports.

Our Audit Committee operates under a written charter approved by our Board and that satisfies the applicable rules and regulations of the SEC and the listing requirements of Nasdaq. The charter is available on the corporate governance section of our website, which is located at www.invobioscience.com.

Item 11.  Executive and Director Compensation

Summary Compensation Table

The following Summary Compensation Table sets forth, for the years indicated, all cash compensation paid, distributed or accrued for services, including salary and bonus amounts, rendered in all capacities by the Company’s “named executive officers” for SEC reporting purposes.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Award ($)		Option Award ($)		All other Compensation ($)		Total ($)

Steven Shum	2020	260,000	75,000	67,093	(2)	-		-		402,093
Chief Executive Officer (1)	2019	73,166	-	17,750	(2)	1,256,163	(3)	-		1,347,079

Michael Campbell	2020	218,125	87,500	221,400	(4)	742,542	(5)	-		1,269,567
Chief Operating Officer	2019	171,354	-	-		-		-		171,354
Vice President, Business Development

Debra Hoopes	2020	-	-	-		-		106,544	(6)	106,544
Chief Financial Officer	2019	-	-	-		-		69,759	(6)	69,759

(1)	Information regarding Mr. Shum’s compensation as a member of the Board is set forth below, in the Director Compensation Table.
(2)

Amounts reflect the aggregate grant date fair value of the 12,500 shares of common stock. The restricted stock grant issued to Mr. Shum provide for equal monthly vesting over a 12-month period based on continued employment during that time.

(3)

Amounts reflect the aggregate grant date fair value of the 202,599 shares of common stock underlying the stock option on the date of grant without regards to forfeitures, computed in accordance with ASC 718. This amount does not reflect the actual economic value realized by Mr. Shum. The options issued to Mr. Shum provide for equal monthly vesting based on continued employment over three years.

(4)

Amounts reflect the aggregate grant date fair value of the 31,250 shares of common stock. The restricted stock grant issued to Mr. Campbell provide for equal monthly vesting over a 12-month period based on continued employment during that time.

(5)

Amounts reflect the aggregate grant date fair value of the 125,000 shares of common stock underlying the stock option on the date of grant without regards to forfeitures, computed in accordance with ASC 718. This amount does not reflect the actual economic value realized by Mr. Campbell. The options issued to Mr. Campbell provide for immediate vesting of 25% and the remaining 75% with equal monthly vesting based on continued employment over two years.

(6)	Represents compensation paid by the Company to Shine Management, Inc. for the services of Ms. Hoopes.

OUTSTANDING EQUITY AWARDS AT END OF 2020

The following table provides information about outstanding stock options issued by the Company held by each of our NEOs as of December 31, 2020. None of our NEOs held any other equity awards from the Company as of December 31, 2020.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Stock That Has Not Yet Vested	Market Value of Stock that has not Yet Vested
Steve Shum	78,789	123,810	8.16	10/16/2022	-	-

Kathleen Karloff	30,074	-	9.25	10/25/2029	-	-

Robert Bowdring	27,345	-	9.25	10/25/2029	-	-

Michael Campbell	74,219	50,781	6.84	01/17/2030	-	-

Employment Agreements

Steven Shum

On October 16, 2019, the Company entered into an employment agreement with Steven Shum (the “Shum Employment Agreement”), pursuant to which Mr. Shum serves as Chief Executive Officer on an at-will basis at an annual base salary of $260,000. The Shum Employment Agreement provides for a performance bonus of $75,000 upon a successful up-listing to the Nasdaq Stock Market, with all other bonuses to be determined by the board in its sole discretion. In addition to his base salary and performance bonus, we granted Mr. Shum: (i) 12,500 shares of our common stock and (ii) a three-year option to purchase 202,599 shares of our common stock at an exercise price of $8.1600 per share. These options will vest monthly over a 3-year period. Pursuant to the Shum Employment Agreement, Mr. Shum is also entitled to customary benefits, including health insurance and participation in employee benefit plans.

Michael Campbell

On January 15, 2020, the Company entered into an employment agreement (the “Campbell Employment Agreement”) with Michael Campbell to continue serving as the Company’s Chief Operating Officer and Vice President of Business Development. The Campbell Employment Agreement provides for an annual base salary of $220,000, and a target annual incentive bonus of up to 50% of base salary if the Company achieves goals and objectives determined by the board of directors. In connection with the Campbell Employment Agreement, on January 17, 2020, the Company granted Mr. Campbell 31,250 shares of Company common stock, and an option to purchase 125,000 shares of Company common stock (the “Option”) at an exercise price of $6.84096 per share. One quarter of the Option vested upon grant, and the remainder vests in monthly increments over a period of two years from the date of grant. Mr. Campbell is also entitled to customary benefits, including health insurance and participation in employee benefit plans. The Campbell Employment Agreement provides that if Mr. Campbell terminates the Campbell Employment Agreement for “cause” (as defined in the Campbell Employment Agreement) or the Company terminates the Campbell Employment Agreement without “cause,” then he will continue to receive his base salary and certain insurance benefits for three months after termination. The Company may terminate the Campbell Employment Agreement without “cause” on 60 days’ notice.

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

Name	Potential Payment upon Termination
	($)		Option Awards (#)
Steven Shum	$260,000	(1)	123,810	(2)
Michael Campbell	$55,000	(3)	50,781	(4)

(1)	Mr. Shum is entitled to twelve months’ severance at the then applicable base salary rate. Mr. Shum’s current base salary is $260,000 per annum.
(2)

Represents the number of unvested options at December 31, 2020.  Mr. Shum’s options vest equally over a 36 month period.  At December 31, 2020, there were 22 months remaining in his vesting schedule.  The potential payment of shares subject to Mr. Shum’s unvested options will reduce every month as his options vest and the value of his unvested options will be based on our market price at such time.

(3)	Mr. Campbell is entitled to three months’ severance at the then applicable base salary rate. Mr. Campbell’s current base salary is $220,000 per annum.
(4)	Represents the number of unvested options at December 31, 2020. 25% of Mr. Campbell’s options vested immediately while the remaining 75% vest equally over a 24 month period. At December 31, 2020, there were 13 months remaining in his vesting schedule. The potential payment of shares subject to Mr. Campbell’s unvested options will reduce every month as his options vest and the value of his unvested options will be based on our market price at such time.

Compensation of Directors

DIRECTOR COMPENSATION TABLE

Name	Year	Non-employee Compensation ($)	Stock Award ($)	Option Award ($)	All other Compensation ($)	Total ($)

Trent Davis	2020	25,000	25,000	19,613	-	69,613
	2019	-	-	-	-	-

Kevin Doody	2020	25,000	25,000	19,613	-	69,613
	2019	-	-	-	-	-

Michael Campbell	2020	-	-	19,613	-	19,613
Former Director	2019	-	-	-	-	-

Kathleen Karloff	2020	-	-	19,613	-	19,613
Former Director	2019	-	-	-	-	-

Steven Shum	2020	-	-	19,613	-	19,613
	2019	-	-	-	-	-

Barbara Ryan	2020	7,397	7,397	7,326	-	22,120
	2019	-	-	-	-	-

Jeffrey Segal	2020	3,630	3,630	3,595	-	10.855
	2019	-	-	-	-	-

Matthew Szot	2020	7,466	7,467	7,396	-	22,329
	2019	-	-	-	-	-

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table shows information regarding our equity compensation plans as of December 31, 2020.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (c)
Equity compensation plans approved by security holders (1)	594,114	(2)	$5.90	116,177
Equity compensation plans not approved by security holders	-		-	-
Total	594,114		$5.90	116,177

(1) 2019 Stock Incentive Plan.  On October 3, 2019, our Board adopted the 2019 Stock Incentive Plan (the “Plan”). The purpose of our Plan is to advance the best interests of the company by providing those persons who have a substantial responsibility for our management and growth with additional incentive and by increasing their proprietary interest in the success of the company, thereby encouraging them to maintain their relationships with us. Further, the availability and offering of stock options and common stock under the plan supports and increases our ability to attract and retain individuals of exceptional talent upon whom, in large measure, the sustained progress, growth and profitability which we depend. The total number of shares available for the grant of either stock options or compensation stock under the plan is 793,093 shares, subject to adjustment.

(2)  We granted 70,302 shares subject to restricted stock grants under the Plan in the year ended December 31, 2020.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table and notes set forth the beneficial ownership of the common stock of the Company as of March 12, 2021, by each person who was known by the Company to beneficially own more than 5% of the common stock, by each director and named executive officer, and by all directors and executive officers as a group. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or dispositive power with respect to the securities. Unless otherwise indicated below, to our knowledge, all persons listed below have sole voting and dispositive power with respect to their shares of our common stock, except to the extent authority is shared by spouses under applicable law. Unless otherwise noted, the address of all of the individuals and entities named below is care of INVO Bioscience, Inc., 5582 Broadcast Court Sarasota, Florida, 34240.

The following table sets forth the beneficial ownership of our common shares as of March 12, 2021 for:

●	each person, or group of affiliated persons, who is known by us to beneficially own more than 5% of our common shares;

●	each of our named executive officers;

●	each of our directors; and

●	all of our current executive officers and directors as a group.

The percentage ownership information is based upon 10,420,380 common shares outstanding as of March 12, 2021. We have determined beneficial ownership in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to applicable community property laws. The address for persons listed in the table is c/o INVO Bioscience, Inc., 5582 Broadcast Court, Sarasota, FL 34240.

Name and Address of Beneficial Owner (1)	Number of Shares		Percentage of Common Stock
5% Stockholders:
Claude Ranoux (2)	771,689		7.41%

Officers and Directors
Kevin Doody	176,573	(3)	1.69%
Steven Shum	155,648	(4)	1.48%
Michael Campbell	161,275	(5)	1.53%
Trent Davis	21,342	(6)	0.20%
Barbara Ryan	19,307	(7)	0.19%
Debra Hoopes	-		*
Jeffrey Segal	13,916	(8)	0.13%
Matthew Szot	19,852	(9)	0.19%
All directors and executive officers as a group (7 persons)	567,912		5.41%

*Less than 1%

(1)	Unless otherwise indicated, the business address of each current director or executive officer is INVO Bioscience, Inc. 5582 Broadcast Court Sarasota, Florida 34240.
(2)	The address is 88 Chestnut Street, Winchester, MA 01889.
(3)	Includes: 6,747 shares of common stock under options (either presently exercisable or within 60 days of March 12, 2021).
(4)	Includes: 124,398 shares of common stock under options (either presently exercisable or within 60 days of March 12, 2021).
(5)	Includes: 111,275 shares of common stock under options (either presently exercisable or within 60 days of March 12, 2021).
(6)	Includes: 7,769 shares of common stock under options (either presently exercisable or within 60 days of March 12, 2021).
(7)	Includes: 6,842 shares of common stock under options (either presently exercisable or within 60 days of March 12, 2021).
(8)	Includes: 5,078 shares of common stock under options (either presently exercisable or within 60 days of March 12, 2021).
(9)	Includes: 7,740 shares of common stock under options (either presently exercisable or within 60 days of March 12, 2021).

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our officers and directors to file with the SEC reports of ownership on Form 3 and changes in ownership on Form 4 and Form 5. Officers and directors are required by Commission regulations to furnish to us copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, to our knowledge all Section 16(a) filing requirements applicable to our officers and directors were timely filed during the fiscal year ended December 31, 2020 except as follows: Matthew Szot and Barbara Ryan failed to timely file their Form 3s, although such forms have now been filed.

Changes in Control

There are no present arrangements, including pledges of the Company’s securities, known to the Company, the operation of which may result at a subsequent date in a change in control of the Company.

Item 13.  Certain Relationships and Related Transactions

Related Party Transactions Policy and Procedures

We have adopted a written policy with respect to the review, approval, and ratification of related party transactions.  Under the policy, any transactions where the amount involved exceeds the lesser of $120,000 or one percent (1%) of the average of our total assets at year-end for the last two completed fiscal years and in which any related person has or will have a direct or indirect material interest, other than equity and other compensation, termination and other arrangements which are described under the headings “Compensation of Directors” and “Executive Compensation,” is defined as a related party transaction.  Any such related party transactions are reviewed and must be approved by the Company’s board of directors.

Certain Related Party Transactions

From November 2012 to May 2019, the Company rented its corporate office from Forty Four Realty Trust, an entity owned by James Bowdring, pursuant to a month-to-month rental arrangement at less than the fair market rate. The Company paid $3,000 to this entity during the twelve months ended December 31, 2019.

The Company purchased stationary supplies and marketing items at discounted rates from Superior Printing & Promotions, an entity owned by James Bowdring. The Company paid $8,168 to Superior during the twelve months ended December 31, 2019.

In November 2020, Paulson Investment Company served as a co-managing underwriter for the Company’s underwritten public offering and received fee and commissions for such role in the amount of $271,440. Trent Davis, one of our directors is President of Paulson Investment Company. Mr. Davis did not receive any compensation related to the fees and commissions received by Paulson.

Item 14.  Principal Accountant Fees and Services

The following table summarizes the approximate aggregate fees billed to us or expected to be billed to us by our independent registered accounting firm for our 2020 and 2019 fiscal years:

	Fiscal Year Ended December 31, 2020	Fiscal Year Ended December 31, 2019
Audit Fees	$45,450	$47,500
Audit Related fees	$12,096	$7,263
Tax Fees	$-
All Other Fees	$-	$-

Audit Fees includes fees billed for the fiscal year shown for professional services for the audit of the Company’s annual financial statements, quarterly reviews, and review of the Company’s registration statements and other SEC filings. Audit fees of $45,450 were billed M&K CPAs, PLLC during 2020.

Audit-Related Fees are fees for the audit of the Company’s annual financial statements, quarterly reviews, and review of the Company’s registration statements and other SEC filings. Audit related fees of $15,596 were paid to M&K CPAs, PLLC during 2020.

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent auditors.  Under the procedure, the Board approves the engagement letter with respect to audit and review services.  Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of the Board.  Any such approval by the designated member is disclosed to the entire Board at the next meeting.  The audit fees paid to the auditors with respect to fiscal year 2020 and 2019 were pre-approved by the entire Board of Directors.

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

(b)     Exhibits

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation. Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2009.
3.2	Certificate of Change. Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 22, 2020.
3.3	By-Laws of INVO Bioscience. Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on November 13, 2007.
4.1*	Description of Capital Stock
4.2

Form of Senior Secured Convertible Promissory Note, dated July 2009. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 17, 2009.

4.3

Form of Convertible Promissory Note Purchase Agreement, dated July 2009. Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 17, 2009.

4.4	Form of Convertible Promissory Note, dated January 2018. Incorporated by reference to Exhibit 4.3 to the Annual Report on Form 10-K filed on April 16, 2019.
4.5	Form of Convertible Note Purchase Agreement, dated January 2018. Incorporated by reference to Exhibit 4.4 to the Annual Report on Form 10-K filed on April 16, 2019.
4.6	Form of Secured Convertible Note, dated May 2020. Incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2020.
4.7	Form of Unit Purchase Option, dated May 2020. Incorporated by reference to Exhibit 4.2 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2020.
4.8	Form of Warrant, dated May 2020. Incorporated by reference to Exhibit 4.3 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2020.

10.1

Short Term Note, dated March 5, 2009 between the registrant and Kathleen Karloff. Incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2009.

10.2

Short Term Note, dated May 19, 2019 between the registrant and Kathleen Karloff. Incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2009.

10.3

Promissory Note, dated August 9, 2016, between the registrant and Kavanaugh Rosenthal Peisch & Ford, LLP. Incorporated by reference to Exhibit 10.3 the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 16, 2019.

10.4

Distribution Agreement, dated November 12, 2018, between the Registrant and Ferring International Center S.A,. Incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 16, 2019.

10.5

Supply Agreement, dated November 12, 2018, between the registrant and Ferring International Center S.A. Incorporated by reference to Exhibit 10.5 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 16, 2019.

10.6

Joint Venture Agreement, dated January 13, 2020, between the registrant and Medesole Healthcare and Trading Private Limited, India. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2020.

10.7

Employment Agreement, dated October 16, 2019, between the registrant and Steven Shum. Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 15, 2019.

10.8

Employment Agreement, dated January 15, 2020, between the registrant and Michael Campbell. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 21, 2020.

10.9	Commercial Lease Agreement, dated May 1, 2019 between the registrant and PJ LLC. Incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2020.
10.10	2019 Stock Incentive Plan, incorporated by reference to the Registration Statement on Form S-8 with the Securities and Exchange Commission on October 16, 2019.
10.11

Pre-Incorporation and Shareholders Agreement between INVO Centers, LLC, Francisco Arredondo, M.D. PLLC and Ramiro Ramirez Guiterrez. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 30, 2020.

10.12

Distribution Agreement, dated November 23, 2020, between the registrant and IDS Medical Systems (M) Sdn Bhda. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 25, 2020.

10.13

Joint Venture Agreement, dated November 23, 2020, between the registrant and SNS Nurni SDN BHD. Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 25, 2020.

10.14

Joint Venture Agreement, dated November 23, 2020, between the registrant and Ginekaliks Dooel. Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 25, 2020.

10.15

Distribution Agreement, dated December 2, 2020, between the registrant and Tasnim Behboud Arman. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 8, 2020.

10.16	Form of Securities Purchase Agreement, dated May 2020. Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2020.
10.17	Form of Security Agreement, dated May 2020. Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2020.
10.18	Form of Registration Rights Agreement, dated May 2020. Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2020.
10.19

Amendment No. 1 to Distribution Agreement, between the registrant and Ferring International Center S.A. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 8, 2021.

10.20

HRCFG INVO LLC Limited Liability Company Agreement, dated March 10, 2021, between the registrant and HRCFG, LLC. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 15, 2021.

10.21

Note, dated March 10, 2021, between the registrant and HRCFG, LLC. Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 15, 2021.

10.22*	Lease, dated March 2021, with Trustmark National Bank.
21.1*	Subsidiaries of the Registrant.
23.1*	Consent of M&K CPAs, PLLC
31.1*	Certification by Principal Executive Officer pursuant to Rule 13a-4(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification by Principal Financial Officer pursuant to Rule 13a-4(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1*	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	XBRL Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 2021.

INVO Bioscience, Inc.

Date: March 30, 2021	By:	/s/ Steven Shum
Steven Shum
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 30, 2021.

Signature	Capacity

/s/ Steven Shum
Steven Shum	Chief Executive Officer (Principal Executive Officer)

/s/ Matthew Szot
Matthew Szot	Director

/s/ Debra Hoopes
Debra Hoopes	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Kevin Doody, MD
Kevin Doody, MD	Director

/s/ Trent Davis
Trent Davis	Director

/s/ Barbara Ryan
Barbara Ryan	Director

/s/ Jeffrey Segal
Jeffrey Segal, MD	Director