Form 10-Q
period 2021-03-31
INVO Bioscience, Inc.
filed 2021-05-17
CIK 1417926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

INVO Bioscience, Inc.

(Exact name of registrant as specified in its charter)

Nevada	001-39701	20-4036208
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(I.R.S. Employer Identification No.)

5582 Broadcast Court Sarasota, Florida, 34240

(Address of principal executive offices, including zip code)

(978) 878-9505

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X]	Smaller reporting company [X]	Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Securities registered pursuant to Section 12(b) of the Act: None.

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	INVO	The Nasdaq Stock Market LLC

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares of common stock, par value $.0001 per share: 10,449,035 shares outstanding as of May 17, 2021.

INVO BIOSCIENCE, INC.

FORM 10-Q

FOR THE QUARTER ENDED March 31, 2021

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

INVO BIOSCIENCE, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31,	December 31,
	2021	2020
ASSETS
Current assets
Cash	$8,423,236	$10,097,760
Accounts receivable	527,651	21,699
Inventory	268,349	265,372
Prepaid expenses and other current assets	363,969	157,700
Total current assets	9,583,205	10,542,531

Property and equipment, net	129,679	132,206
Capitalized patents, net	22,606	5,427
Lease right of use	73,644	79,319
Trademarks	100,885	89,536
Notes receivable	280,160	-
Other assets	-	240
Investment in joint ventures	-	98,084
Total other assets	477,295	272,606

Total assets	$10,190,179	$10,947,343

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities, including related parties	$512,044	$328,927
Accrued compensation – related party	267,390	527,326
Deferred revenue, current portion	714,286	714,286
Lease liability, current portion	23,061	22,707
Notes payable – Payroll Protection Program	157,620	157,620
Convertible notes, net	185,458	536,063
Income taxes payable	-	1,062
Total current liabilities	1,859,859	2,287,991

Lease liability, net of current portion	52,789	58,634
Deferred revenue, net of current portion	2,678,571	2,857,143
Deferred tax liability	469	469

Total liabilities	4,591,688	5,204,237

Stockholders’ equity
Common Stock, $.0001 par value; 125,000,000 shares authorized; 10,424,229 and 9,639,268 issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	1,042	964
Additional paid-in capital	40,287,000	37,978,224
Accumulated deficit	(34,689,551)	(32,236,082)
Total stockholders’ equity	5,598,491	5,743,106

Total liabilities and stockholders’ equity	$10,190,179	$10,947,343

The accompanying notes are an integral part of these consolidated financial statements.

INVO BIOSCIENCE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months
	Ended March 31,
	2021	2020

Revenue:
Product revenue	$505,952	$80,000
License revenue	178,571	178,571
Total revenue	684,523	258,571

Cost of goods sold:
Production costs	60,314	27,563
Depreciation	2,431	2,431
Total cost of goods sold	62,745	29,994

Gross profit	621,778	228,577

Selling, general and administrative expenses	2,115,303	1,595,046
Research and development expenses	66,267	30,050
Total operating expenses	2,181,570	1,625,096

Loss from operations	(1,559,792)	(1,396,519)

Other income (expense):
Interest income	2,013	-
Interest expense	(895,226)	(47,873)
Foreign currency exchange loss	(464)	-
Total other expenses	(893,677)	(47,873)

Loss before income taxes	(2,453,469)	(1,444,392)

Provision for income taxes	-	-

Net loss	$(2,453,469)	$(1,444,392)

Net loss per common share:
Basic	$(0.25)	$(0.29)
Diluted	$(0.25)	$(0.29)
Weighted average number of common shares outstanding:
Basic	9,888,025	4,917,997
Diluted	9,888,025	4,917,997

The accompanying notes are an integral part of these consolidated financial statements.

INVO BIOSCIENCE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

(UNAUDITED)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balances, December 31, 2019	4,884,879	$489	$20,174,682	$(23,888,766)	$(3,713,595)
Common stock issued to directors and employees	40,569	4	303,459	-	303,463
Common stock issued to service providers	5,000	-	38,000	-	38,000
Stock options issued to employees	-	-	381,475	-	381,475
Net loss	-	-	-	(1,444,392)	(1,444,392)
Balances, March 31, 2020	4,930,448	$493	$20,897,616	$(25,333,158)	$(4,435,049)

Balances, December 31, 2020	9,639,268	$964	$37,978,224	$(32,236,082)	$5,743,106
Common stock issued to directors and employees	30,000	3	97,450	-	97,453
Common stock issued for services	71,500	7	221,243	-	221,250
Conversion of notes payable and accrued interest	388,684	39	1,243,749	-	1,243,788
Proceeds from warrant exercise	39,095	4	123,558	-	123,562
Proceeds from unit purchase option exercise	77,444	8	246,270	-	246,278
Cashless warrant exercise	91,709	9	(9)	-	-
Cashless unit purchase option exercise	86,529	8	(8)	-	-
Stock options issued to directors and employees as compensation	-	-	376,523	-	376,523
Net loss	-	-	-	(2,453,469)	(2,453,469)
Balances, March 31, 2021	10,424,229	$1,042	$40,287,000	$(34,689,551)	$5,598,491

The accompanying notes are an integral part of these consolidated financial statements.

INVO BIOSCIENCE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months
	Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(2,453,469)	$(1,444,392)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Non-cash stock compensation issued for services	94,611	38,000
Non-cash stock compensation issued to employees	97,453	303,463
Fair value of stock options issued to employees	376,523	381,475
Amortization of discount on notes payable	860,155	39,918
Amortization of leasehold right of use asset	5,675	5,529
Depreciation and amortization	2,979	2,980
Changes in assets and liabilities:
Accounts receivable	(505,952)	3,859
Interest receivable	(160)	-
Inventory	(2,977)	(60,896)
Prepaid expenses and other current assets	18,694	22,675
Accounts payable and accrued expenses	183,117	(76,791)
Accrued compensation	(259,936)	94,144
Deferred revenue	(178,572)	(178,572)
Leasehold liability	(5,491)	(5,163)
Accrued interest	33,028	10,321
Income taxes payable	(1,062)	-
Net cash used in operating activities	(1,735,384)	(863,450)

Cash from investing activities:
Payments to acquire property, plant and equipment	-	(20,528)
Payments to acquire patents	(17,631)	-
Payments to acquire trademarks	(11,349)	(4,607)
Payment for notes receivable	(280,000)	-
Net cash used in investing activities	(308,980)	(25,135)

Cash from financing activities:
Proceeds from warrant exercise	123,562	-
Proceeds from unit purchase option exercise	246,278	-
Net cash provided by financing activities	369,840	-

Decrease in cash and cash equivalents	(1,674,524)	(888,585)

Cash and cash equivalents at beginning of period	10,097,760	1,238,585

Cash and cash equivalents at end of period	$8,423,236	$350,000

Supplemental disclosure of cash flow information:

Cash paid during the period for:

Interest	$2,043	$-

Taxes	$912	$-

Non cash activities:

Common stock issued upon note payable and accrued interest conversion	$1,243,788	$-

Common stock issued for prepaid services	$168,850	$-

Cashless exercise of warrants	$9	$-

Cashless exercise of unit purchase options	$8	$-

The accompanying notes are an integral part of these consolidated financial statements.

INVO BIOSCIENCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

(UNAUDITED)

Note 1 – Description of Business

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

In both current utilization of the INVOcell and in clinical studies, the INVO Procedure has proven to have equivalent pregnancy success and live birth rates as the traditional assisted reproductive technique, IVF. Additionally, the Company believes there are emotional benefits of the mother’s participation in the fertilization and early embryo development by vaginal incubation compared to that of conventional IVF treatment. INVOcell also offers to patients a more personalized way to achieve pregnancy.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated balance sheets as of March 31, 2021 and December 31, 2020, the consolidated statements of operations and stockholders’ equity (deficiency) for the three months ended March 31, 2021 and 2020, and consolidated statement of cash flows for the three months ended March 31, 2021 and 2020 of the Company, and the related information contained in these notes have been prepared by management and are unaudited. In the opinion of management, all adjustments (which include normal recurring and nonrecurring items) necessary to present fairly the Company’s financial position, results of operations and cash flows in conformity with generally accepted accounting principles (“GAAP”) for the periods presented have been made. Interim operating results are not necessarily indicative of operating results for a full year.

The accompanying consolidated financial statements present on a consolidated basis the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

The preparation of the Company’s unaudited consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the unaudited consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Certain information and note disclosures normally included in the Company’s annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 previously filed by the Company with the Securities and Exchange Commission (“SEC”) on March 30, 2021.

The Company considers events or transactions that have occurred after the unaudited consolidated balance sheet date of March 31, 2021, but prior to the filing of the unaudited consolidated financial statements with the SEC on this Quarterly Report on Form 10-Q, to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure, as applicable. Subsequent events have been evaluated through the date of the filing of this Quarterly Report on Form 10-Q with the SEC.

Cash and Cash Equivalents

For financial statement presentation purposes, the Company considers time deposits, certificates of deposit and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. At times, cash and cash equivalents balances exceed amounts insured by the Federal Deposit Insurance Corporation.

Inventory

Inventories consist of raw materials, work in process and finished goods and are stated at the lower of cost or net realizable value, using the first-in, first-out (FIFO) method as a cost flow method.

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

Stock Based Compensation

The Company accounts for stock-based compensation under the provisions of Accounting Standards Codification (“ASC”) subtopic 718-10, Compensation (“ASC 718-10”). This statement requires the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period in which the employee is required to provide service or based on performance goals in exchange for the award, which is usually the vesting period.

Loss Per Share

Basic loss per share calculations are computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings per share are computed similar to basic earnings per share except that the denominator is increased to include potentially dilutive securities. The Company’s diluted loss per share is the same as the basic loss per share for the three months ended March 31, 2021 and 2020, as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

	Three Months Ended March 31,
	2021	2020
Loss to common shareholders (Numerator)	$(2,453,469)	$(1,444,392)
Basic and diluted weighted-average number of common shares outstanding (Denominator)	9,888,025	4,917,997

The Company has excluded the following dilutive securities from the calculation of fully diluted shares outstanding because the result would have been anti-dilutive:

	Three Months Ended March 31,
	2021	2020
Effect of dilutive common stock equivalents:
Options	1,102,672	-
Convertible notes and interest	160,504	-
Unit purchase options and warrants	216,193	-
Total	1,479,369	-

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

On November 12, 2018, the Company entered into a U.S. Distribution Agreement (the “Distribution Agreement”) with Ferring International Center S.A. (“Ferring”), pursuant to which it granted Ferring an exclusive license in the United States market only, with rights to sublicense under patents related to our proprietary intravaginal culture device (INVOcell™), together with the retention device and any other applicable accessories (collectively, the “Licensed Product”) to market, promote, distribute and sell the Licensed Product with respect to all therapeutic, prophylactic and diagnostic uses of medical devices or pharmaceutical products involving reproductive technology (including infertility treatment) in humans.

The Ferring license was deemed to be a functional license that provide customers with a “right to access” to the Company’s intellectual property during the subscription period and accordingly, under ASC 606-10-55-60 revenue is recognized over a period of time, which is generally the subscription period. The initial upfront payment of $5,000,000 which was received upon the signing of the agreement is being recognized as income over the 7-year term.

Long- Lived Assets

Long-lived assets and certain identifiable assets related to those assets are periodically reviewed for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable. If the non-discounted future cash flows of the asset are less than their carrying amount, their carrying amounts are reduced to the fair value and an impairment loss recognized. There was no impairment recorded during the three months ended March 31, 2021 and 2020.

Investment in Joint Ventures

The following table sets forth a list of the Company’s current joint venture arrangements:

Subsidiary Name	Country	Percent (%) Ownership

HRCFG INVO, LLC	United States	50%
Positib Fertility, S.A. de C.V.	Mexico	33%
SNS MURNI INVO Bioscience Malaysia Sendirian Berhad	Malaysia	50%
Ginekalix INVO Bioscience LLC Skopje	North Macedonia	50%
Medesole INVO Bioscience India	India	50%

Alabama JV Agreement

On March 10, 2021, the Company’s wholly owned subsidiary, INVO Centers, LLC (“INVO Centers”), entered into a limited liability company agreement (the “JV LLC Agreement”) with HRCFG, LLC (“HRCFG”) to form a joint venture for the purpose of commercializing INVOcell and the INVO Procedure at a dedicated fertility clinic in Birmingham, Alabama. The name of the joint venture LLC is HRCFG INVO, LLC (the “Alabama JV”). The responsibilities of HRCFG’s principals include providing clinical practice expertise, performing recruitment functions, providing all necessary training, and providing day-to-day management of the clinic. The responsibilities of INVO Centers will be to provide access to and be the exclusive provider to the Alabama JV of the INVOcell and the INVO Procedure. INVO Centers will also perform all required in vitro fertilization, industry specific compliance and accreditation functions, and product documentation for product registration. The Company will also provide certain funding to the Alabama JV. In connection with the formation of the Alabama JV, the Company provided an initial $30,000 in funding, in exchange for a note issued by HRCFG, which will be repaid from the operating profit of the Alabama JV. On March 19, 2021, the Company provided an additional $250,000 to HRCFG pursuant the note. Interest on the note accrues at a rate of 1.5% per annum. In addition, the Company has agreed to issue 25,000 shares of its common stock to HRCFG (i) upon opening the Birmingham clinic for business, and (ii) upon each additional INVOcell clinic opened for business by the Alabama JV. As of March 31, 2021, the Company had expended $64,932 in startup costs related to this joint venture.

Mexico JV Agreement

Effective September 24, 2020, INVO Centers, LLC entered into a Pre-Incorporation and Shareholders Agreement with Francisco Arredondo, MD PLLC (“Arredondo”) and Security Health LLC, a Texas limited liability company (“Ramirez”, and together with INVO and Arredondo, the “Shareholders”) under which the Shareholders will commercialize the INVO Procedure and offer related medical treatments in Mexico. Each party owns one-third of the Mexican incorporated company, Positib Fertility, S.A. de C.V. (the “Mexico JV”). The Mexico JV will acquire the INVOcell product at cost plus any incurred shipping, customs and related fees.

The Mexico JV will operate in Monterrey Nuevo Leon, Mexico and any other cities and places in Mexico as approved by the Mexico JV’s board of directors and Shareholders. In addition, the Shareholders agreed that the Mexico JV will be the Company’s exclusive distributor in Mexico. The Shareholders also agreed not to compete directly or indirectly with the Mexico JV in Mexico. As of March 31, 2021, the Company had expended $51,670 in startup costs related to this joint venture.

Malaysia JV Agreement

On November 23, 2020, the Company entered into a joint venture agreement with SNS Murni SDN BHD (“SNS Murni”), a company incorporated in Malaysia, to establish an exclusive joint venture in Malaysia to (i) introduce, promote and market its technologies related to the INVOcell and INVO Procedure in dedicated government-owned fertility clinics in Malaysia, and (ii) establish INVO Clinics in Malaysia. The joint venture is co-managed and owned 50% by each of INVO Bioscience and SNS Murni. As of March 31, 2021, the Company has expended $7,885 in startup costs related to this joint venture.

North Macedonia JV Agreement

On November 23, 2020, the Company entered into a joint venture agreement with Ginekaliks Dooel (“Ginekaliks”), a limited liability company incorporated in the Republic of North Macedonia, to establish an exclusive joint venture to (i) commercialize, introduce, promote and market technologies related to the INVOcell and INVO Procedure in North Macedonia, (ii) establish a private healthcare institution to offer the INVO Procedure. The joint venture will be co-managed and owned 50% by each of INVO Bioscience and Ginekaliks. As of March 31, 2021, the Company had expended $2,597 in startup costs related to this joint venture.

India JV Agreement

On January 13, 2020, the Company entered into a joint venture agreement (the “Agreement”) with Medesole Healthcare and Trading Private Limited, India (“Medesole”), an Indian corporation that promotes and distributes healthcare technologies, medical equipment and allied services to hospitals, clinics and primary health care centers in India and the Middle East.

Pursuant to the Agreement, the Company and Medesole have formed a joint venture entity incorporated and registered in India, which will operate under the name Medesole INVO Bioscience India Private Limited (the “India JV”). After formation, the Company will grant to the India JV all required licenses for promoting, marketing and selling the Company’s INVOcell® technology in India. The Company and Medesole intend that the India JV will open and operate dedicated INVOcell® clinics only in India.

The India JV will be co-managed and owned 50% by each of INVO and Medesole, who will share equally in the expenditures, revenues and profits of the India JV. The Agreement has a term of three years and may be terminated by either party on 180 days’ prior written notice.

Variable Interest Entities

The Company’s consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and variable interest entities (“VIE’), where the Company is the primary beneficiary under the provisions of the ASC 810, Consolidation (“ASC 810”).

Management makes judgments regarding the Company’s level of influence or control over an entity and whether or not the Company is the primary beneficiary of a VIE. Various factors are considered in this analysis, including but not limited to the Company’s ability to direct the activities that most significantly impact the entity’s governing body, the size and seniority of the Company’s investment, the Company’s ability and the rights of other investors to participate in policy making decisions, the Company’s ability to replace the manager and/or liquidate the entity, and the Company’s obligation to absorb losses and right to receive benefits that are significant. Management’s ability to correctly assess its influence or control over an entity when determining the primary beneficiary of a VIE affects the presentation of these entities in the Company’s consolidated financial statements. If it is determined that the Company is the primary beneficiary of a VIE, the Company’s financial statements would consolidate the VIE. The Company performs a qualitative assessment of its joint ventures on an ongoing basis to determine if it continues to be a primary beneficiary.

The Company concluded it has a variable interest in the Alabama JV and the Mexico JV (the “JVs”) on the basis of its capital contributions to the JVs and the terms and conditions contained in the agreements that control the JVs. First, the Company determined that the JVs are VIEs, since the JVs’ equity at risk, as defined by GAAP, is considered to be insufficient to finance JV activities without additional support. Second, the Company determined that it has a controlling financial interest in, and thus is a primary beneficiary of the JVs. Such control stems from the Company’s power to direct activities that most significantly impact the JVs operations, and the Company’s obligation to absorb losses and its right to receive benefits from the JVs that would be significant to the JVs. Such power stems from the Company’s ability, among other things, to control the sale or transfer of the JVs capital units and/or common stock. As a result of its analysis, the Company concluded that it is a primary beneficiary of the JVs and therefore consolidates the balance sheets, results of operations and cash flows of the JVs into its own.

As of March 31, 2021, there was no financial activity in the JV’s and therefore no impact on the Company’s financial statements.

Recently Adopted Accounting Pronouncements

None.

INVO BIOSCIENCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

(UNAUDITED)

Note 3 – Inventory

Components of inventory are:

	March 31, 2021	December 31, 2020
Raw materials	$67,936	$72,022
Work in process	5,005	29,645
Finished goods	195,408	163,705
Total inventory	$268,349	$265,372

Note 4 – Property and Equipment

The estimated useful lives and accumulated depreciation for furniture, equipment and software are as follows as of March 31, 2021 and December 31, 2020:

Estimated Useful Life
Manufacturing equipment	6 to 10 years
Medical equipment	10 years
Office equipment	3 to 7 years

	March 31, 2021	December 31, 2020
Manufacturing equipment	$132,513	$132,513
Medical equipment	49,261	49,261
Office equipment	2,689	2,689
Less: accumulated depreciation	(54,784)	(52,257)
Total equipment, net	$129,679	$132,206

During the three months ended March 31, 2021 and 2020, the Company recorded depreciation expense of $2,527 and $2,528, respectively.

INVO BIOSCIENCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

(UNAUDITED)

Note 5 – Patents and Trademarks

The Company capitalizes the initial expense related to establishing patents by country and then amortizes the expense over the life of the patent, typically 20 years. It then expenses annual filing fees to maintain the patents. The Company regularly reviews the value of its patents in the marketplace in proportion to the expense it must spend to maintain the patent.

The Company has recorded the following patent costs:

	March 31, 2021	December 31, 2020
Patents	$95,353	$77,722
Accumulated amortization	(72,747)	(72,295)
Total patent costs, net	$22,606	$5,427

During the three months ended March 31, 2021 and 2020, the Company recorded $452 and $452, respectively, of amortization expenses related to patents.

The increase in the trademark assets of $11,349 was the result of additional legal fees.

The trademarks have an indefinite life and therefore are not amortized. Trademarks are periodically reviewed for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable. The trademark assets were created in 2019, and no material adverse changes have occurred since their creation.

Note 6 – Notes Receivable

On March 10, 2021, the Company entered into a promissory note with HRCFG, LLC, an unrelated party. The note was entered into in conjunction with the Alabama JV with HRCFG, LLC, accrues interest at 1.5% per annum and repayment of principal and interest shall be paid from 30% of HRCFG INVO LLC’s operating profit. The balance as of March 31, 2021 consists of $280,000 principle and $160 of accrued interest.

The following table lists the Company’s notes receivable:

	March 31, 2021	December 31, 2020
Notes receivable – HRCFG, LLC	$280,160	$-
Total notes receivable	$280,160	$-

Note 7 – Leases

The Company has an operating lease for its office, which has a remaining term of 5 years with an option to renew for three additional years. The lease does not have an early termination clause. The Company’s operating lease agreement does not contain any material restrictive covenants. Per FASB’s ASU 2016-02, Leases Topic 842 (“ASU 2016-02”), effective January 1, 2019, the Company is required to report a right-of-use asset and corresponding liability to report the present value of the total least payments, with appropriate interest calculation. Per the terms of ASU 201-02, the Company can use its implicit interest rate, if known, or applicable federal rate otherwise. Since the Company’s implicit interest rate was not readily determinable, the Company utilized the applicable federal rate, which was 3.0% as of April 2019.

INVO BIOSCIENCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

(UNAUDITED)

As of March 31, 2021, the Company’s lease components included in the consolidated balance sheet were as follows:

Lease component	Balance sheet classification	March 31, 2021
Assets
ROU assets - operating lease	Other assets	$73,644

Total ROU assets		$73,644

Liabilities
Current operating lease liability	Current liabilities	$23,061

Long-term operating lease liability	Other liabilities	52,789

Total lease liabilities		$75,850

Future minimum lease payments under non-cancellable leases were as follows:

March 31, 2021
2021	$18,751
2022	25,585
2023	26,352
2024	8,870
2025 and beyond	-
Total future minimum lease payments	$79,558
Less: Interest	(3,708)
Total operating lease liabilities	$75,850

Current operating lease liability	$23,061
Long-term operating lease liability	52,789
Total operating lease liabilities	$75,850

INVO BIOSCIENCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

(UNAUDITED)

Note 8 – Convertible Notes and Notes Payable

2020 Convertible Notes Payable

From May 15, 2020 through July 1, 2020, the Company entered into definitive securities purchase agreements (“Purchase Agreements”) with accredited investors for their purchase of (i) secured convertible notes issued by us in the aggregate original principal amount of $3,494,840 (the “Notes”), and (ii) Unit Purchase Options (“Purchase Options”) to purchase 303,623 units (each, a “Unit”), at an exercise price of $3.20 per Unit (subject to adjustments), with each Unit exercisable for (A) one share of the Company’s common stock and (B) a 5-year warrant (the “Warrants”) to purchase one share of our common stock at an exercise price of $3.20 (subject to adjustments) (the “Private Placement”). Each purchaser of a Note was issued a 5-year Purchase Option to purchase 0.086875 Units (as adjusted for subsequent reverse splits for each dollar of Notes purchased. The Company received gross proceeds of approximately $3.5 million (of which $3,351,200 was received in cash and $143,640 resulted from cancellation of indebtedness). Tribal Capital Markets, LLC acted as placement agent (the “Placement Agent”) in the Private Placement. The Company paid the Placement Agent and certain selling agents a cash fee of 8% on a portion of the proceeds for an aggregate amount of $236,000. The Company also agreed to issue the Placement Agent and the selling agent 5-year warrants to purchase 6,750 shares of our common stock at an exercise price of $3.20 per share. These warrants have the same terms and conditions as the Warrants issued in the Private Placement, except for the different exercise price. The Company received approximately $2,998,905 in net proceeds from the Private Placement, after deducting fees payable to the Placement Agent, selling agent, and investor counsel. The Company used approximately $413,456, in proceeds to repay outstanding 9% promissory notes and the Company intends to use the remaining proceeds for working capital and general corporate purposes.

Pursuant to that certain Form of Secured Convertible Note entered into in connection with the Purchase Agreement, interest on such Notes accrues at a rate of ten percent (10%) per annum and is payable either in cash or in shares of the Company’s common stock at a conversion price of $3.20 (following and subject to adjustment for stock splits, combinations or similar events and anti-dilution provisions, among other adjustments) on each of the six- and twelve-month anniversary of the issuance date and on the maturity dates of November 15, 2021, December 22, 2021 and December 30, 2021.

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

A Note may not be converted, and shares of common stock may not be issued under the Notes if, after giving effect to the conversion or issuance, the holder together with its affiliates would beneficially own in excess of 9.99% of the Company’s outstanding ordinary shares.

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

Pursuant to the terms of a Security Agreement entered into between the Company and the noteholders under the Purchase Agreements, the Notes are secured by the proceeds from the $3,000,000 milestone payment pursuant to Section 7.2(b) of the Distribution Agreement dated November 12, 2018 between the Company and Ferring to the extent such proceeds are actually received by the Company from Ferring.

Of the $3,494,840 in net proceeds received in the offering, $1,048,904 million was allocated to the unit purchase options issued to investors based on their relative fair value and $2,062,586 of beneficial conversion feature based on their relative fair value. This amount represented a discount on the debt and additional paid-in-capital at the date of issuance.

In November 2020, noteholders holding notes with a principal value of $1,319,840 elected to convert in connection with the public underwritten offering. In November and December 2020, the Company redeemed an additional $475,000 in principal note value. In March 2021, an additional $1,200,000 converted into equity. As of March 31, 2021, there is $500,000 in principal note value that remains outstanding.

INVO BIOSCIENCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

(UNAUDITED)

Principal balances of the 2020 Convertible Notes were as follows:

	March 31, 2021	December 31, 2020

2020 Convertible Notes	500,000	1,700,000
Accrued interest	13,613	24,373
Less beneficial conversion feature discount	(143,777)	(604,897)
Less options discount	(62,712)	(224,051)
Less warrants discount	(66,374)	(229,954)
Less issuance cost	(55,292)	(129,408)
Total, net of discount	$185,458	$536,063

Interest expense on the 2020 Convertible Notes was $35,070 and $0 for the three months ended March 31, 2021 and 2020, respectively.

Amortization of options discount on the 2020 Convertible Notes was $161,339 and $0 for the three months ended March 31, 2021 and 2020, respectively.

Amortization of warrant discount on the 2020 Convertible Notes was $163,580 and $0 for the three months ended March 31, 2021 and 2020, respectively.

Amortization of beneficial conversion feature on the 2020 Convertible Notes was $461,120 and $0 for the three months ended March 31, 2021 and 2020, respectively.

Amortization of issuance costs on the 2020 Convertible Notes was $74,116 and $0 for the three months ended March 31, 2021 and 2020, respectively.

Paycheck Protection Program

On July 1, 2020, the Company received a loan in the principal amount of $157,620 pursuant to the U.S. Small Business Administration’s Paycheck Protection Program. The loan will mature 18 months from the date of funding is payable over 18 equal monthly installments, and bears interest at a rate of 1% per annum. Up to 100% of the principal balance of the loan is forgivable based upon satisfaction of certain criteria under the Paycheck Protection Program. The Company has applied for full forgiveness of the loan.

INVO BIOSCIENCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

(UNAUDITED)

Note 9 –Other Related Party Transactions

In November 2020, Paulson Investment Company served as a co-managing underwriter for the Company’s underwritten public offering and received fee and commissions for such role in the amount of $271,440. Trent Davis, one of our directors is President of Paulson Investment Company. Mr. Davis did not receive any compensation related to the fees and commissions received by Paulson.

INVO BIOSCIENCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

(UNAUDITED)

Note 10 – Stockholders’ Equity

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

On October 22, 2020, the Company’s board of directors approved a reverse stock split of the Company’s common stock at a ratio of 5-for-8 and also approved a proportionate decrease in the Company’s authorized common stock to 125,000,000 shares from 200,000,000. On November 5, 2020, the Company filed a certificate of change (with an effective date of November 9, 2020) with the Nevada Secretary of State pursuant to Nevada Revised Statutes 78.209 to effectuate a 5-for-8 reverse stock split of its outstanding common stock. As a result of the reverse stock split, 133 shares were issued in lieu of fractional shares. On November 6, 2020, the Company received notice from FINRA/OTC Corporate Actions that the reverse split would take effect at the open of business on November 9, 2020 and the reverse stock split took effect on that date. The consolidated financial statements presented reflect the reverse splits.

Public offering

On November 12, 2020, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Roth Capital Partners, LLC, as representative of the several underwriters (the “Underwriters”), in connection with the Company’s public offering (the “Offering”) of 3,625,000 shares of common stock, at a public offering price of $3.20 per share. The initial closing of the Offering for 3,625,000 shares of common stock took place on November 17, 2020. On November 18, 2020, the Underwriters exercised their option pursuant to the Underwriting Agreement to purchase an additional 528,750 shares of common stock (the “Option Shares”). The closing for the Option Shares took place on November 20, 2020 for which the Company received approximately $1.5 million in net proceeds after deducting underwriting discounts and commissions. With the exercise of the option to purchase the Option Shares, the total amount of shares of common stock sold in the Offering was 4,153,750 shares with aggregate net proceeds received by the Company of approximately $11.8 million after deducting underwriting discounts and commissions and offering expenses.

During the year ended December 31, 2020 the Company incurred approximately $1.8 million of offering costs related to issuance of common stock.

Three months Ended March 31, 2021

In January 2021, the Company issued 30,000 shares of common stock to employees under its 2019 Stock Incentive Plan with a fair value of $97,453.

During the first three month of 2021, the Company issued 71,500 shares of common stock to consultants under its 2019 Stock Incentive Plan with a fair value of $221,250.

In March 2021, the Company issued 388,684 shares of common stock with fair value of $1,243,788 as a result of the conversion of notes payables and accrued interest. No gain or loss was recorded on conversion, as the issuance of common stock was pursuant to the terms of a prior agreement.

In March 2021, the Company issued 77,444 shares of common stock for proceeds of $246,278 as a result of the exercise of unit purchase options.

In March 2021, the Company issued 39,095 shares of common stock for proceeds of $123,562 as a result of the exercise of warrants.

In March 2021, the Company issued 91,709 shares of common stock as a result of a cashless exercise of warrants.

In March 2021, the Company issued 86,529 shares of common stock as a result of a cashless exercise of unit purchase options.

INVO BIOSCIENCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

(UNAUDITED)

Note 11 – Equity-Based Compensation

Equity Incentive Plans

In October 2019, the Company adopted its 2019 Stock Incentive Plan (the “2019 Plan”). Under the 2019 Plan, the Company’s Board of Directors is authorized to grant both incentive and non-statutory stock options to purchase common stock and restricted stock awards to its employees, directors, and consultants. The 2019 Plan initially provided for the issuance of 500,000 shares. A provision in the 2019 Plan provides for an automatic annual increase equal to 6% of the total number of shares of Company common stock outstanding on December 31 of the preceding calendar year. In January 2020, the number of available shares was increased to 793,093. In January 2021, the number of available shares issuable increased by an additional 578,356 shares to a total of 1,371,449 shares.

Options generally have a life of 3 to 10 years and exercise prices equal to or greater than the fair market value of the common stock as determined by the Company’s Board of Directors.

Vesting for employees typically occurs over a three-year period or based on performance objectives.

The following table sets forth the activity of the options to purchase common stock under the 2019 Plan. The prices represent the closing price of our common stock on the Nasdaq Capital Market on the respective dates.

	Options Outstanding				Options Exercisable
	Number of Shares	Price per Share Range	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)
Balance at December 31, 2020	594,114	$3.19-9.25	$7.28	$-	265,386	$5.64	$-
Forfeited	-	$-	$-	-	-	-	-
Vested	-	-	-	-	97,615	3.86	-
Exercised	-	$-	$-	-	-	-	-
Granted	508,558	$2.28-2.55	$2.33	-	-	-	-
Balance at March 31, 2021	1,102,672	$2.28-9.25	$4.33	$-	374,256	$3.57	$-

(1)	The intrinsic value of an option represents the amount by which the market value of the stock exceeds the exercise price of the option of in-the-money options only.

The fair value of each option granted is estimated as of the grant date using the Black-Scholes option pricing model with the following assumptions:

	Three months ended March 31,
	2021	2020
Risk-free interest rate range	0.22 to 0.31%	0.48 to 1.65%
Expected life of option-years	5.5 to 6.5	5.20 to 5.77
Expected stock price volatility	107.4%	110.8 to 128. %
Expected dividend yield	-%	-%

INVO BIOSCIENCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

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

	Total Intrinsic Value of Options Exercised	Total Fair Value of Options Vested
Year ended December 31, 2020	$-	$1,495,744
Three months ended March 31, 2021	$-	$376,523

For the three months ended March 31, 2021, the weighted average grant date fair value of options granted was $2.33 per share. The Company estimates the fair value of options at the grant date using the Black-Scholes model. For all stock options granted through March 31, 2021, the weighted average remaining service period is 4.5 years.

The Company recognized $376,524 and $381,475 in stock-based compensation expense for stock options, which is recorded in selling, general and administrative expenses on the consolidated statement of operations for the three months ended March 31, 2021 and 2020, respectively. Unamortized stock option expense at March 31, 2021, that will be amortized over the weighted-average remaining service period totaled $2,642,796.

Restricted Stock and Restricted Stock Units

In the three months ended March 31, 2021, the Company issued 30,000 shares of restricted stock, to certain employees. Restricted stock and restricted stock units issued to employees and directors generally vest either at grant or vest over a period of one year from grant.

The following table summarizes the Company’s aggregate restricted stock awards and restricted stock unit activity during the three months ended March 31, 2021:

	Number of Unvested Shares	Weighted Average Grant Date Fair Value	Aggregate Value of Unvested Shares

Balance at December 31, 2020	16,698	$4.67	$77,927
Granted	71,757	$3.04	$218,228
Vested	(24,445)	$3.66	$(89,473)
Forfeitures	-	$-	$-
Balance at March 31, 2021	64,010	$3.23	$206,682

INVO BIOSCIENCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

(UNAUDITED)

The Company recognized $89,473 and $265,963 in stock-based compensation expense for restricted stock and restricted stock units for the three months ended March 31, 2021 and March 31, 2020 respectively. Stock-based compensation expense is recorded in selling, general and administrative expenses on the consolidated statement of operations

Note 12 – Stock Options and Warrants

In connection with the issuance of the 2020 Convertible Notes, the Company also issued options to purchase 303,623 units at an exercise price of $3.20 per unit, with each unit consisting of one share of common stock, and a warrant to purchase one share of common stock at an exercise price of $3.20 per share. The units and warrants are exercisable for a period of five years from the date of issuance and are subject to a downward provision if the Company issues securities at a lower price. Warrant holders have a right to require the Company to pay cash in the event of a fundamental transaction. In accordance with ASC 815, the warrants and options issued in this period were determined to require equity treatment and $247,821 related to the options and $125,104 related to warrants was recorded in stockholders’ equity in the three months ended March 31, 2021.

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

The fair value of the options and warrants issued to the convertible debt holders is estimated as of the issue date using a Monte Carlo model with the following assumptions:

Risk-free interest rate range	0.33% - 0.39%
Stock Price	$3.00 - $3.95
Expected life of warrants and option (years)	5.00
Expected stock price volatility	108.2% - 112.5%
Expected dividend yield	0%

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

INVO BIOSCIENCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

(UNAUDITED)

Note 13 – Income Taxes

The Company uses the asset and liability method to account for income taxes. Under this method, deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. If a carryforward exists, the Company decides as to whether the carryforward will be utilized in the future. Currently, a valuation allowance is established for all deferred tax assets and carryforwards as their recoverability is deemed to be uncertain. If the Company’s expectations for future operating results at the federal or at the state jurisdiction level vary from actual results due to changes in healthcare regulations, general economic conditions, or other factors, it may need to adjust the valuation allowance, for all or a portion of the Company’s deferred tax assets. The Company’s income tax expense in future periods will be reduced or increased to the extent of offsetting decreases or increases, respectively, in the Company’s valuation allowance in the period when the change in circumstances occurs. These changes could have a significant impact on the Company’s future earnings.

Income tax expense was $0 and $0 for the three months ended March 31, 2021 and 2020. The annual forecasted effective income tax rate for 2021 is 0% with a year-to-date effective income tax rate for the three months ended March 31, 2021 respectively of 0%.

Note 14 – Commitments and Contingencies

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

INVO BIOSCIENCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

(UNAUDITED)

Note 15 – Contracts with Customers

The Company adopted ASC 606, Revenue from Contracts with Customers (ASC 606) effective January 1, 2018 using the modified retrospective method applied to those contracts which were not substantially completed as of January 1, 2018. These standards provide guidance on recognizing revenue, including a five-step model to determine when revenue recognition is appropriate. The standard requires that an entity recognize revenue to depict the transfer of control of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Revenues for 2020 are reported under ASC 606.

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

Revenues for products, including: INVOcell®, INVO TM Retention System, and INVO Microscope Holding Block are typically recognized at the time the product is shipped, at which time the title passes to the customer and there are no further performance obligations. Revenues from consignment are recognized when the medical device is shipped from the consignor to the customer.

In January 2019, the Company announced a U.S. license and distribution agreement with Ferring. The agreement calls for the issuance of an initial upfront payment of $5,000,000 which the Company received upon the signing of the agreement, ongoing product revenue, and then subsequent licensing fee payment of $3,000,000 that will provide the Company with a source of non-dilutive financing to execute its plan. Under the terms of the agreement the Company can pursue developing international markets and as well as partnering and opening INVO-only reproductive centers within the U.S. market. The initial upfront payment of $5,000,000 which the Company received upon the signing of the agreement is being recognized as income over the 7-year term.

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

INVO BIOSCIENCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

(UNAUDITED)

On March 2, 2021, the Company entered into Amendment No. 1 to the Distribution Agreement (the “Amendment”) with Ferring. Pursuant to the Amendment, Ferring agreed to purchase a 2,004 count of product for $501,000 in March 2021, at which point the minimum annual target for 2020 set forth in Section 2.4 of the Distribution Agreement was deemed to be satisfied in full as a result of such purchase. The Amendment provides for added flexibility by increasing the number of INVO company-owned clinics initially allowable under the agreement and removing certain geographical requirements.

The Ferring license was deemed to be a functional license that provide customers with a “right to access” to the Company’s intellectual property during the subscription period and, accordingly, revenue is recognized over a period of time, which is generally the subscription period. During the three months ended March 31, 2021, the Company recognized $178,571 related to the Ferring license agreement.

As of March 31, 2021, and March 31, 2020, the Company had deferred revenues of $3,392,857and $4,107,143, respectively.

International Distribution Agreements

The Company has entered into exclusive distribution agreements for a number of international markets. These agreements usually have an initial term with renewal options and require the distributors to meet minimum annual purchases, which vary depending on the market. The Company is also required to register the product in each market before the distributor can begin importing, a process and timeline that can vary widely depending on the market.

INVOcell Registration
Market	Distribution Partner	Date	Initial Term	Status in Country

Canada	Invaron Pharmaceuticals Inc.	July 2020	1-Year	Completed
Mexico	Proveedora de Equipos y Productos S.A.**	Sept 2020	5-year	Completed
Malaysia	iDS Medical Systems	Nov 2020	3-year	Completed
Turkey	Orcan Medical	Oct 2019	1-year	Completed
Jordan	Biovate	Sept 2019	1-year	Completed
Pakistan	Galaxy Pharma	Dec 2020	1-year	In process
Thailand	IVF Envimed Co., Ltd.	April 2021	1-year	In process
Sudan	Quality Medicines, Cosmetics & Medical Equipment Import	Sept 2020	1-year	In process
Ethiopia	Quality Medicines, Cosmetics & Medical Equipment Import	Sept 2021	1-year	In process
Uganda	Quality Medicines, Cosmetics & Medical Equipment Import	Sept 2022	1-year	In process
Nigeria	G-Sytems Limited	Sept 2023	1-year	In process
Togolese Republic	INVOSOLUX TOGO	Nov 2019	1-year	In process
Iran	Tasnim Behboud	Dec 2020	1-year	In process

** Also the JV Partner for Mexico

INVO BIOSCIENCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

(UNAUDITED)

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

Significant Judgments in the Application of the Guidance in ASC 606

There are no significant judgments associated with the satisfaction of our performance obligations. The Company generally satisfies performance obligations upon delivery of the product to the customer. This is consistent with the time in which the customer obtains control of the products. Therefore, the value of unsatisfied performance obligations at the end of any reporting period is generally immaterial. The Company considers variable consideration in establishing the transaction price. Forms of variable consideration applicable to our arrangements include sales returns, rebates, volume-based bonuses, and prompt pay discounts. The Company uses historical information along with an analysis of the expected value to properly calculate and to consider the need to constrain estimates of variable consideration. Such amounts are included as a reduction to revenue from the sale of products in the periods in which the related revenue is recognized and adjusted in future periods as necessary.

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

INVO BIOSCIENCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

(UNAUDITED)

Note 16 – Subsequent Events

On April 9, 2021, the Company entered into a partnership agreement (“Partnership Agreement”) with Lyfe Medical Center I, LLC (“Medical Center”) under which Medical Center will establish a clinic in Santa Cruz, California (the “Cruz Clinic”) to offer the INVO Procedure to its patients and where we will provide embryology laboratory services in connection with the INVO Procedure and other fertility treatments (the “Lab Services”) to patients at the Cruz Clinic. Under the terms of the Partnership Agreement, the Company will receive 40% of the net income received by the Cruz Clinic for the performance of the Lab Services under the Partnership Agreement.

On April 21, 2021, the Board appointed Rebecca Messina as a director to fill the vacancy created by the expansion of the Board to seven members in November 2020. Ms. Messina will serve as a director until her successor is duly elected and qualified. After Ms. Messina’s appointment, the Board currently has seven members.

In May 2021, the Company issued 24,806 shares of common stock to employees and consultants under its 2019 Stock Incentive Plan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements made in this Quarterly Report on Form 10-Q, including without limitation this Management’s Discussion and Analysis of Financial Condition and Results of Operations, other than statements of historical information, are forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements may sometimes be identified by such words as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate” and “continue” or similar words. We believe that it is important to communicate our future expectations to investors. However, these forward-looking statements involve many risks and uncertainties including those referred to herein and in our Annual Report on Form 10-K for the year ended December 31, 2020. Our actual results could differ materially from those indicated in such forward-looking statements as a result of certain factors. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

For many couples struggling with infertility, access to treatment is often not available. Financial challenges (cost of treatment) and limited availability (or capacity) of fertility medical care are two of the main challenges in the ART marketplace that contribute to the large percentage of untreated patients. Religious, social and cultural roadblocks can also prevent hopeful couples from realizing their dream to have a baby with conventional IVF. We believe INVOcell can address many of the key challenges in the ART market, particularly patient cost and infrastructure capacity constraints. The many benefits to the INVO solution include:

●	Cost: Many current clinics offering INVOcell are doing so at approximately half the cost of IVF treatment, due to reduced drugs often being prescribed for INVOcell, fewer office visits needed, and less laboratory time needed as incubation is occurring inside the body rather than in the lab incubator.
●	Enhances patient capacity: The INVOcell device eliminates the need for a lab incubator as well as helps reduce the overall need for lab-support resources during the incubation period. We believe this generally supports the ability to lower costs and enables a clinic to handle a higher volume of patients on average.
●	Reduces the risk of errors of wrong embryo transfers since the embryos are never separated from the woman.
●	Promotes greater involvement by couples in the treatment and conception.
●	Creates a more natural and environmentally stable incubation than conventional IVF incubation in a laboratory.

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

The Ferring license was deemed to be a functional license that provides the counterparty with a “right to access” to our intellectual property during the subscription period and accordingly, revenue is recognized over a period of time, which is generally the subscription period. During the three months ended March 31, 2021, we recognized $178,571 of revenue related to the Ferring license agreement.

As of March 31, 2021, we had deferred revenues of $3,392,857 relating to the Distribution Agreement with Ferring.

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

Our cash needs are primarily attributable to funding our sales and marketing efforts, strengthening our training capabilities, satisfying existing obligations, funding our clinical activities for additional indications for use, building an administrative infrastructure, and costs and professional fees associated with being a public company. We currently expect our existing distribution and partnership agreements, such as that with Ferring and the other more recent agreements with non-U.S. companies to provide increased revenue in the future, which we expect will help offset the higher level of spending.

Throughout 2020, we incurred annual net losses as we continued to market our product and proprietary process and endeavored to increase our revenue base. We expect to continue incurring losses during 2021 as we continue to invest in INVO clinics in the U.S. and the global expansion of our business and the INVOcell technology.

We cannot accurately predict the level of success our key partners will experience over the next 12-24 months. However, we anticipate that we will continue to launch the INVOcell device and INVO Procedure within the U.S. through our agreement with Ferring and our clinic joint ventures, and in other parts of the world with new distributor partnerships and joint venture agreements.

Recent Developments

Alabama JV Agreement

On March 10, 2021, our wholly owned subsidiary, INVO Centers, LLC (“INVO Centers”), entered into a limited liability company agreement (the “JV LLC Agreement”) with HRCFG, LLC (“HRCFG”) to form a joint venture for the purpose of commercializing INVOcell and the INVO Procedure at a dedicated fertility clinic in Birmingham, Alabama. The name of the joint venture LLC is HRCFG INVO, LLC (the “Alabama JV”). The responsibilities of HRCFG’s principals include providing clinical practice expertise, performing recruitment functions, providing all necessary training, and providing day-to-day management of the clinic. The responsibilities of INVO Centers will provide access to and will be the exclusive provider to the Alabama JV of the INVOcell and the INVO Procedure. INVO Centers will also perform all required in vitro fertilization, industry specific compliance and accreditation functions, and product documentation for product registration. We will also provide certain funding to the JV Company. In connection with the formation of the Alabama JV, we provided an initial $30,000 in funding, in exchange for a note issued by HRCFG, which will be repaid from the operating profit of the Alabama JV. On March 19, 2021 we provided an additional $250,000 for the note. Interest on the note accrues at a rate of 1.5% per annum. In addition, we agreed to issue 25,000 shares of our common stock to HRCFG (i) upon opening of the Birmingham clinic for business, and (ii) upon each additional INVOcell clinic opened for business by the Alabama JV.

Ferring Amendment

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

Results of Operations

Although the COVID-19 global pandemic continued to impact the global economy, we believe we made progress toward our commercialization goals during the first quarter of 2021. We added new distribution partners in several markets, established new joint venture partnership agreements to develop dedicated INVO-clinics and we are now rapidly moving closer to the actual opening of those initial INVO-clinics, which we believe will commence in the second half of 2021. We have recently added marketing resources to our team to support both the INVO-clinics as well as our new distribution partners around the world and we will look to aggressively drive awareness this year of the INVOcell technology to help accelerate adoption and expand fertility care through the utilization of our technology.

The underserved patient market is significant, and we believe our technology can help address the key challenges of affordability and capacity to provide care to the many patients that go untreated. This represents a major opportunity for INVOcell. While the ongoing pandemic may continue to impact 2021 and impede certain progress in some markets, the fertility industry has and continues to work toward a return to normal levels and we believe our expanded number of partners and active markets affords us a strong forward-looking outlook.

The Assisted Reproductive Technology market also continues to benefit from a number of industry tailwinds, including 1) the large under-served potential patient population, 2) increasing infertility rates around the world 3) growing awareness and education of fertility treatment options, 4) a growing acceptance of fertility treatment, 5) improvements in procedure techniques and hence improvements in pregnancy success rates and 6) generally improving insurance (private and public) reimbursement trends; all of which should help contribute to strong industry growth and patient demand for treatment.

Three months ended March 31, 2021 compared to the three months ended March 31, 2020

Revenues

Revenue for the three months ended March 31, 2021, was approximately $0.7 million compared to approximately $0.3 million for the three months ended March 31, 2020. The increase of approximately $0.4 million or approximately 165% was the result of an increase in product sales to Ferring. The sales to Ferring in the first quarter of 2021 were related to satisfying the minimum purchase requirements for 2020 as described above in Recent Developments.

Gross Profit

Gross profit for the three months ended March 31, 2021 was approximately $0.6 million compared to approximately $0.2 million for the three months ended March 31, 2020. Gross margins were approximately 91% and approximately 88% for the three months ended March 31, 2021 and 2020, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2021 were approximately $2.1 million compared to approximately $1.6 million for the three months ended March 31, 2020. The increase of approximately $0.5 million or approximately 33% was primarily the result of approximately $0.2 million in startup costs related to clinic joint ventures as well as approximately $0.2 million in increased personnel and consulting expenses. We incurred approximately $0.6 million of stock-based compensation expense in the period.

Research and Development Expenses

We began to fund additional research and development (“R&D”) efforts in 2020 as part of our 5-day label expansion efforts, and also submitted additional trademark and patent filings. R&D expenses were $66,267 for the three months ended March 31, 2021, compared to $30,050 for the three months ended March 31, 2020.

Interest Expense and Financing Fees

Interest expense and financing fees were approximately $0.9 million for the three months ended March 31, 2021, compared to approximately $0.05 million for the three months ended March 31, 2020. The increase of approximately $0.85 million was primarily non-cash and due to an increase in amortization of debt discount, debt issuance cost and interest on the 2020 Convertible Notes.

Liquidity and Capital Resources

For the three months ended March 31, 2021 and 2020, we had net losses of approximately $2.5 million and approximately $1.4 million, respectively. The increase in net loss was due to increased operating expenses and interest expense, partially offset by an increase in product revenue. Approximately $1.5 million of the net loss was related to non-cash expenses. The Company had working capital of approximately $7.7 million as of March 31, 2021, compared to approximately $8.3 million as of December 31, 2020. As of March 31, 2021, the Company’s stockholder’s equity was approximately $5.6 million compared to approximately $5.7 million as of December 31, 2020. Cash used in operation for the first three months of 2021, was approximately $1.7 million, compared to approximately $0.9 million for the first three months of 2020.

During 2020, we raised approximately $13.8 million in debt and equity financings. During the first quarter 2021, we converted approximately $1.2 million of outstanding debt to equity and received approximately $370,000 of proceeds from option and warrant exercises. Based on our current plan, we believe we have sufficient liquidity for at least the next 12 months. To the extent additional funds are necessary to meet our longer-term liquidity needs to execute our business strategy, we may need to raise additional funding by way of debt or equity financings or a combination of these potential sources of funds, although we can provide no assurance that these sources of funding will be available on reasonable terms.

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

Cash Flows

The following table shows a summary of our cash flows for the three months ended March 31:

	2021	2020
Cash (used in) provided by:
Operating activities	(1,735,384)	(863,450)
Investing activities	(308,980)	(25,135)
Financing activities	369,840	-

As of March 31, 2021, we had approximately $8.4 million in cash compared to approximately $10.0 million on December 31, 2020. Net cash used in operating activities for the first three months of 2021, was approximately $1.7 million, compared to approximately $0.9 million for the same period in 2020. The increase in net cash used in operations was primarily due to the increase in net loss, accounts receivable and a decrease in accrued compensation.

During the three months ended March 31, 2021, cash used in investing activities of approximately $0.3 million related to notes receivable as well as additional trademarks and patents. During the three months ended March 31, 2020, cash used in investing activities of approximately $0.03 million related to new molds and trademarks.

During the three months ended March 31, 2021, cash provided by financing activities of approximately $0.4 million primarily related to the exercising of warrants and stock options. No cash was used or provided by financing activities during the three months ended March 31, 2020.

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

Stock Based Compensation

We account for stock-based compensation under the provisions of ASC 718-10 Share-Based Payment (formerly SFAS 123R). This statement requires us to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period in which the employee is required to provide service or performance goals in exchange for the award, which is usually immediate but sometimes over a vesting period. Warrants granted to non-employees are recorded as an expense over the requisite service period based on the grant date estimated fair value of the grant, determined using the Black-Scholes option pricing model.

Revenue Recognition

We recognize revenue on arrangements in accordance with ASC 606, Revenue from Contracts with Customers. The core principle of ASC 606 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services ASC 606 requires companies to assess their contracts to determine the timing and amount of revenue to recognize under the new revenue standard. The model has a five-step approach:

1.	Identify the contract with the customer.

2.	Identify the performance obligations in the contract.

3.	Determine the total transaction price.

4.	Allocate the total transaction price to each performance obligation in the contract.

5.	Recognize as revenue when (or as) each performance obligation is satisfied.

Variable Interest Entities

The Company’s consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and variable interest entities (“VIE’), where the Company is the primary beneficiary under the provisions of the ASC 810, “Consolidation”.

Management makes judgments regarding the Company’s level of influence or control over an entity and whether or not the Company is the primary beneficiary of a VIE. Various factors are considered in this analysis, including but not limited to the Company’s ability to direct the activities that most significantly impact the entity’s governing body, the size and seniority of the Company’s investment, the Company’s ability and the rights of other investors to participate in policy making decisions, the Company’s ability to replace the manager and/or liquidate the entity, and the Company’s obligation to absorb losses and right to receive benefits that are significant. Management’s ability to correctly assess its influence or control over an entity when determining the primary beneficiary of a VIE affects the presentation of these entities in the Company’s consolidated financial statements. If it is determined that the Company is the primary beneficiary of a VIE, the Company’s financial statements would consolidate the VIE. The Company performs a qualitative assessment of its joint ventures on an ongoing basis to determine if it continues to be a primary beneficiary.

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

Our management, under the supervision and with the participation of our Chief Executive Officer and Acting Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2021, the end of the fiscal period covered by this Form 10Q. We maintain disclosure controls and procedures that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. Based upon that evaluation, our Chief Executive Officer and Acting Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2021.

(b) Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Please see Note 13 to the financial statements in our Annual Report on Form 10-K for the year ended December 31, 2020 for a description of pending litigation.

Item 1A. Risk Factors

You should carefully review and consider the information regarding certain factors that could materially affect our business, financial condition or future results set forth under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed on March 30, 2020. There have been no material changes from the factors disclosed in our 2020 Annual Report on Form 10-K, although we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Issuance of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

1.       See our Current Report on Form 8-K filed on April 26, 2021.

2.       See our Current Report on Form 8-K filed on April 13, 2021.

Item 6. Exhibits

10.1*	Lease agreement dated March 17, 2021 between INVO Bioscience, Inc, Trustmark National Bank and HRCFG, LLC.
31.1*	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certifications of Principal Executive Officer and Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
101

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 17, 2021.

INVO Bioscience, Inc.

Date: May 17, 2021	By:	/s/ Steven Shum
Steven Shum, Chief Executive Officer
(Principal Executive Officer)

Date: May 17, 2021	By:	/s/ Debra Hoopes
Debra Hoopes, Acting Chief Financial Officer
(Acting Principal Financial and Accounting Officer)

