Form 10-K/A
period 2020-12-31
INVO Bioscience, Inc.
filed 2021-06-18
CIK 1417926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES [  ] NO [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES [  ] NO [X]

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
Emerging Growth Company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES [  ] NO [X]

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

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2020 originally filed on March 30, 2021 (the “Original Filing”) by INVO Bioscience, Inc., a Nevada corporation (“INVO Bioscience,” “INVO,” the “Company,” “we,” or “us”). We are filing this Amendment to include management’s definitive conclusion on the effectiveness of our internal control over financial reporting in Item 9A. which was inadvertently omitted from the Report contained in the Original Filing. We also updated this section to identify the version of the Committee of Sponsoring Organizations of the Treadway Commission (COSO) Internal Control - Integrated Framework that was used to perform our assessment. The exhibit table was also updated to denote exhibits which were filed with the Original Filing.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing. Accordingly, this Amendment should be read in conjunction with our Original Filing and our other filings made the SEC subsequent to the filing of the Form 10-K.

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

Public Offering—Nasdaq Listing

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

Our operations, both inside and outside the United States, are subject to risks inherent in conducting business globally and under the laws, regulations and customs of various jurisdictions and geographies. Our operations outside the United States are subject to special risks and restrictions, including, without limitation: fluctuations in currency values and foreign-currency exchange rates; exchange control regulations; changes in local political or economic conditions; governmental pricing directives; import and trade restrictions; import or export licensing requirements and trade policy; restrictions on the ability to repatriate funds; and other potentially detrimental domestic and foreign governmental practices or policies affecting U.S. companies doing business abroad, including the U.S. Foreign Corrupt Practices Act and the trade sanctions laws and regulations administered by the U.S. Department of the Treasury’s Office of Foreign Assets Control. Acts of terror or war may impair our ability to operate in particular countries or regions, and may impede the flow of goods and services between countries. Customers in weakened economies may be unable to purchase our products, or it could become more expensive for them to purchase imported products in their local currency, or sell at competitive prices, and we may be unable to collect receivables from such customers. Further, changes in exchange rates may affect our net earnings, the book value of our assets outside the United States and our stockholders’ equity. Failure to comply with the laws and regulations that affect our global operations could have an adverse effect on our business, financial condition or results of operations.

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

The persistence of the coronavirus pandemic has severely depressed the level of economic activity around the world. Many businesses and governments have taken preventative or protective actions, including restrictions on travel and business operations, and advising or requiring individuals to limit or forego their time outside of their homes. Temporary closures of many businesses have been ordered and numerous other businesses have temporarily closed voluntarily. Further, individuals’ ability to travel has been curtailed through mandated travel restrictions, voluntary or mandated closures of travel-related businesses, as well as quarantines, shelter-in-place/stay-at-home and social distancing orders.

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

Information required with respect to Equity Compensation Plans in this Item 5 is included in Item 11 on page 48 of this report on Form 10-K.

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

The Company adopted the standard effective January 1, 2019. The standard allows a number of optional practical expedients to use for transition. The Company choose the certain practical expedients allowed under the transition guidance which permitted us to not to reassess any existing or expired contracts to determine if they contain embedded leases, to not to reassess our lease classification on existing leases, to account for lease and non-lease components as a single lease component for equipment leases, and whether initial direct costs previously capitalized would qualify for capitalization under FASB ASC 842. The new standard also provides practical expedients and recognition exemptions for an entity’s ongoing accounting policy elections. The Company has elected the short-term lease recognition for all leases that qualify, which means that we do not recognize a ROU asset and lease liability for any lease with a term of twelve months or less.

The most significant impact of adopting the standard was the recognition of ROU assets and lease liabilities for operating leases on the Company’s consolidated balance sheet but it did not have an impact on the Company’s consolidated statements of operations or consolidated statements of cash flows. The Company did not have a cumulative effect on adoption prior to January 1, 2019.

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

Houston, TX

March 30, 2021

INVO Bioscience, Inc.

CONSOLIDATED BALANCE SHEETS

	December 31, 2020	December 31, 2019

ASSETS
Current assets
Cash	$10,097,760	$1,238,585
Accounts receivable net	21,699	7,558
Inventory, net	265,372	101,387
Prepaid expenses and other current assets	157,700	195,910
Total current assets	10,542,531	1,543,440

Property and equipment, net	132,206	93,055
Capitalized patents, net	5,427	7,234
Lease right of use	79,319	101,883
Trademarks	89,536	49,867
Other assets	240	-
Investment in joint ventures	98,084	-
Total other assets	272,606	158,984

Total assets	$10,947,343	$1,795,479

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current liabilities
Accounts payable and accrued liabilities, including related parties	$328,927	$371,530
Accrued compensation	527,326	393,017
Deferred revenue	714,286	714,286
Current portion of lease liability	22,707	21,365
Note payable – Payroll Protection Program	157,620	-
Convertible notes, net	536,063	-
Income taxes payable	1,062	912
Total current liabilities	2,287,991	1,501,110

Lease liability, net of current portion	58,634	81,494
Deferred revenue, net of current portion	2,857,143	3,571,429
Convertible notes, net	-	325,784
Convertible notes – related party, net	-	28,824
Deferred tax liability	469	433

Total liabilities	5,204,237	5,509,074

Stockholders’ equity (deficiency)
Common Stock, $.0001 par value; 125,000,000 shares authorized; 9,639,268 and 4,884,879 issued and outstanding as of December 31, 2020 and December 31, 2019, respectively	964	489
Additional paid-in capital	37,978,224	20,174,682
Accumulated deficit	(32,236,082)	(23,888,766)
Total stockholders’ equity (deficiency)	5,743,106	(3,713,595)

Total liabilities and stockholders’ equity (deficiency)	$10,947,343	$1,795,479

The accompanying notes are an integral part of these consolidated financial statements.

INVO Bioscience, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2020	2019

Revenue:
Product revenue	$323,000	$765,927
License revenue	714,286	714,286

Total revenue	$1,037,286	$1,480,213

Cost of goods sold:
Production costs	79,035	133,664
Depreciation	9,725	6,006
Total Cost of goods sold	88,760	139,670

Gross profit	948,526	1,340,543

Operating expenses:
Research and development expenses	398,426	-
Selling, general and administrative expenses	6,065,066	3,128,635
Total operating expenses	6,463,492	3,128,635

Loss from operations	(5,514,966)	(1,788,092)

Other income (expense):
Interest income	4,190	8,627
Interest expense	(2,836,504)	(387,646)
Total other income (expense)	(2,832,314)	(379,019)

Loss before income taxes	(8,347,280)	(2,167,111)

Provision for income taxes	(36)	(433)

Net loss	$(8,347,316)	$(2,167,544)

Net loss per common share:
Basic	$(1.52)	$(0.45)
Diluted	$(1.52)	$(0.45)
Weighted average number of common shares outstanding:
Basic	5,489,738	4,854,878
Diluted	5,489,738	4,854,878

The accompanying notes are an integral part of these consolidated financial statements.

INVO Bioscience, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2019	4,821,641	$482	$18,996,517	$(21,721,222)	$(2,724,223)

Common stock issued to directors and employees	12,500	1	17,749	-	17,750
Common stock issued to service providers	4,062	1	45,999	-	46,600
Conversion of notes payable and accrued interest	37,301	4	238,719	-	238,723
Common stock issues for settlement	9,375	1	93,749	-	93,750
Stock options issued to employees	-	-	69,787	-	69,787
Settlement of accrued compensation	-	-	712,162	-	712,162
Net loss for the twelve months ended December 31, 2019	-	-	-	(2,167,544)	(2,167,544)
Balance, December 31, 2019	4,884,879	$489	$20,174,682	$(23,888,766)	$(3,713,595)

Proceeds from the sale of common stock, net of offering costs	4,153,750	416	11,474,636	-	11,475,052
Common stock issued to directors and employees	112,056	11	465,129	-	465,140
Common stock issued to service providers	34,751	3	150,859	-	150,862
Conversion of notes payable and accrued interest	453,699	45	1,451,779	-	1,451,824
Discount on convertible notes payable	-	-	3,120,150	-	3,120,150
Stock options issued to directors and employees	-	-	1,140,989	-	1,140,989
Rounding shares as a result of reverse stock split	133	-	-	-	-
Net loss for the twelve months ended December 31, 2020	-	-	-	(8,347,316)	(8,347,316)
Balance, December 31, 2020	9,639,268	$964	$37,978,224	$(32,236,082)	$5,743,106

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

The Company adopted the standard effective January 1, 2019. The standard allows a number of optional practical expedients to use for transition. The Company chose the certain practical expedients allowed under the transition guidance which permitted the Company to not to reassess any existing or expired contracts to determine if they contain embedded leases, to not to reassess our lease classification on existing leases, to account for lease and non-lease components as a single lease component for equipment leases, and whether initial direct costs previously capitalized would qualify for capitalization under FASB ASC 842. The new standard also provides practical expedients and recognition exemptions for an entity’s ongoing accounting policy elections. The Company has elected the short-term lease recognition for all leases that qualify, which means that we do not recognize a ROU asset and lease liability for any lease with a term of twelve months or less.

The most significant impact of adopting the standard was the recognition of ROU assets and lease liabilities for operating leases on the Company’s consolidated balance sheet but it did not have an impact on the Company’s consolidated statements of operations or consolidated statements of cash flows. The Company did not have a cumulative effect on adoption prior to January 1, 2019.

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

ROU assets represent the Company’s right to use the underlying assets for the lease term and lease liabilities represent the net present value of the Company’s obligation to make payments arising from these leases. The lease liabilities are based on the present value of fixed lease payments over the lease term using the implicit lease interest rate or, when unknown, the Company’s incremental borrowing rate on the lease commencement date. If the lease includes one or more options to extend the term of the lease, the renewal option is considered in the lease term if it is reasonably certain the Company will exercise the option(s). Operating lease expense is recognized on a straight-line basis over the term of the lease. As permitted by ASC 842, leases with an initial term of twelve months or less, or short-term leases, are not recorded on the accompanying consolidated balance sheet.

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

In March 2021, the Company issued 131,114 warrants upon the exercise in full of 131, 114 unit purchase options. The Company did not receive any proceeds upon exercise.

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

Our management, under the supervision and with the participation of our Chief Executive Officer and Acting Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2020, the end of the fiscal period covered by this Form 10K. We maintain disclosure controls and procedures that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. Based upon that evaluation and the identification of the material weakness in the Company’s internal control over financial reporting as of December 31, 2019 (due to limited resources and employees) which has been remediated as of the end of the period December 31, 2020, our Chief Executive Officer and Acting Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report. Based on the evaluation of our disclosure controls and procedures as of December, 31, 2020, our Chief Executive Officer and Acting Chief Financial (and principal accounting) Officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (1992 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

(b) Exhibits

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation. Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2009.
3.2	Certificate of Change. Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 22, 2020.
3.3	By-Laws of INVO Bioscience. Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on November 13, 2007.
4.1	Description of Capital Stock, filed as Exhibit 4.1 to our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission on March 31, 2021 and incorporated herein by reference.
4.2	Form of Senior Secured Convertible Promissory Note, dated July 2009. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 17, 2009.
4.3	Form of Convertible Promissory Note Purchase Agreement, dated July 2009. Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 17, 2009.
4.4	Form of Convertible Promissory Note, dated January 2018. Incorporated by reference to Exhibit 4.3 to the Annual Report on Form 10-K filed on April 16, 2019.
4.5	Form of Convertible Note Purchase Agreement, dated January 2018. Incorporated by reference to Exhibit 4.4 to the Annual Report on Form 10-K filed on April 16, 2019.
4.6	Form of Secured Convertible Note, dated May 2020. Incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2020.
4.7	Form of Unit Purchase Option, dated May 2020. Incorporated by reference to Exhibit 4.2 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2020.
4.8	Form of Warrant, dated May 2020. Incorporated by reference to Exhibit 4.3 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2020.

10.1	Short Term Note, dated March 5, 2009 between the registrant and Kathleen Karloff. Incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2009.
10.2	Short Term Note, dated May 19, 2019 between the registrant and Kathleen Karloff. Incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2009.
10.3	Promissory Note, dated August 9, 2016, between the registrant and Kavanaugh Rosenthal Peisch & Ford, LLP. Incorporated by reference to Exhibit 10.3 the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 16, 2019.
10.4	Distribution Agreement, dated November 12, 2018, between the Registrant and Ferring International Center S.A,. Incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 16, 2019.
10.5	Supply Agreement, dated November 12, 2018, between the registrant and Ferring International Center S.A. Incorporated by reference to Exhibit 10.5 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 16, 2019.
10.6	Joint Venture Agreement, dated January 13, 2020, between the registrant and Medesole Healthcare and Trading Private Limited, India. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2020.
10.7	Employment Agreement, dated October 16, 2019, between the registrant and Steven Shum. Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 15, 2019.
10.8	Employment Agreement, dated January 15, 2020, between the registrant and Michael Campbell. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 21, 2020.
10.9	Commercial Lease Agreement, dated May 1, 2019 between the registrant and PJ LLC. Incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2020.
10.10	2019 Stock Incentive Plan, incorporated by reference to the Registration Statement on Form S-8 with the Securities and Exchange Commission on October 16, 2019.
10.11	Pre-Incorporation and Shareholders Agreement between INVO Centers, LLC, Francisco Arredondo, M.D. PLLC and Ramiro Ramirez Guiterrez. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 30, 2020.
10.12	Distribution Agreement, dated November 23, 2020, between the registrant and IDS Medical Systems (M) Sdn Bhda. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 25, 2020.
10.13	Joint Venture Agreement, dated November 23, 2020, between the registrant and SNS Nurni SDN BHD. Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 25, 2020.
10.14	Joint Venture Agreement, dated November 23, 2020, between the registrant and Ginekaliks Dooel. Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 25, 2020.
10.15	Distribution Agreement, dated December 2, 2020, between the registrant and Tasnim Behboud Arman. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 8, 2020.
10.16	Form of Securities Purchase Agreement, dated May 2020. Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2020.
10.17	Form of Security Agreement, dated May 2020. Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2020.
10.18	Form of Registration Rights Agreement, dated May 2020. Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2020.
10.19	Amendment No. 1 to Distribution Agreement, between the registrant and Ferring International Center S.A. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 8, 2021.

10.20	HRCFG INVO LLC Limited Liability Company Agreement, dated March 10, 2021, between the registrant and HRCFG, LLC. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 15, 2021.
10.21	Note, dated March 10, 2021, between the registrant and HRCFG, LLC. Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 15, 2021.
10.22	Lease, dated March 2021, with Trustmark National Bank, filed as Exhibit 10.22 to our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission on March 31, 2021 and incorporated herein by reference.
21.1	Consent of M&K CPAs, PLLC, filed as Exhibit 21.1 to our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission on March 31, 2021 and incorporated herein by reference.
23.1	Consent of M&K CPAs, PLLC filed as Exhibit 23.1 to our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission on March 31, 2021 and incorporated herein by reference.
31.1*	Certification by Principal Executive Officer pursuant to Rule 13a-4(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification by Principal Financial Officer pursuant to Rule 13a-4(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1*	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	XBRL Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 17, 2021.

INVO Bioscience, Inc.

Date: June 17, 2021	By:	/s/ Steven Shum
Steven Shum
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on June 17, 2021.

Signature	Capacity

/s/ Steven Shum
Steven Shum	Chief Executive Officer and director (Principal Executive Officer)

/s/ Matthew Szot
Matthew Szot	Director

/s/ Andrea Goren
Andrea Goren	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Trent Davis
Trent Davis	Director

/s/ Barbara Ryan
Barbara Ryan	Director

/s/ Jeffrey Segal
Jeffrey Segal, MD	Director

/s/ Rebecca Messina
Rebecca Messina	Director

