Form 10-K/A
period 2020-12-31
INVO Bioscience, Inc.
filed 2021-07-08
CIK 1417926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

EXPLANATORY NOTE

This Amendment No. 2 to Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2020 originally filed on March 30, 2021 (the “Original Filing”) and amended by Amendment No. 1 to 10-K filed on June 21, 2021 (the “Amendment”) by INVO Bioscience, Inc., a Nevada corporation (“INVO Bioscience,” “INVO,” the “Company,” “we,” or “us”). We are filing this Amendment to include management’s definitive conclusion on the effectiveness of our internal control over financial reporting in Item 9A. which was inadvertently omitted from the Report contained in the Original Filing. Except as described above and in the Amendment, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing. Accordingly, this Amendment should be read in conjunction with our Original Filing and our other filings made the SEC subsequent to the filing of the Form 10-K.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (1992 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation of our internal control over financial reporting, management has concluded that, as of December 31, 2020, our internal control over financial reporting was effective.

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

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on July 8, 2021.

INVO Bioscience, Inc.

Date: July 8, 2021	By:	/s/ Steven Shum
Steven Shum
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on July 8, 2021.

Signature	Capacity

/s/ Steven Shum
Steven Shum	Chief Executive Officer and director (Principal Executive Officer)

/s/ Matthew Szot
Matthew Szot	Director

/s/ Andrea Goren
Andrea Goren	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Kevin Doody
Kevin Doody	Director

/s/ Trent Davis
Trent Davis	Director

/s/ Barbara Ryan
Barbara Ryan	Director

/s/ Jeffrey Segal
Jeffrey Segal, MD	Director

/s/ Rebecca Messina
Rebecca Messina	Director

