Form 10-Q
period 2021-06-30
INVO Bioscience, Inc.
filed 2021-08-16
CIK 1417926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 16, 2021, the registrant had 10,469,035 shares of common stock outstanding.

INVO BIOSCIENCE, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED June 30, 2021

Forward Looking Statements

The statements contained in this Quarterly Report on Form 10-Q which are not historical facts, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements regarding future events and our future results are based on current expectations, estimates, forecasts, and projections and the beliefs and assumptions of our management, including, without limitation, our expectations regarding results of operations, the commercialization of our technology, regulatory approvals, our development of new technologies, the adequacy of our ability to develop current financing sources to fund our operations, our growth initiatives, and the strength of our intellectual property portfolio. These forward-looking statements may be identified by the use of words such as “plans”, “intends,” “may,” “could,” “expect,” “estimate,” “anticipate,” “continue” or similar terms, though not all forward-looking statements contain such words. The actual results of the future events described in such forward-looking statements could differ materially from those stated in such forward-looking statements due to a number of important factors. These factors that could cause actual results to differ from those anticipated or predicted include, without limitation, our ability to develop and commercialize our products, including obtaining regulatory approvals, the size and growth of the potential markets for our products and our ability to serve those markets, the rate and degree of market acceptance of any of our products, general economic conditions, costs and availability of raw materials and management information systems, our ability to obtain and maintain intellectual property protection for our products, competition, the loss of key management and technical personnel, our ability to obtain timely payment of our invoices from customers, litigation, the effect of governmental regulatory developments, the availability of financing sources, our ability to comply with our debt obligations, our ability to deleverage our balance sheet, and seasonality, as well as the uncertainties set forth in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 30, 2020 (the “10-K”), including the risk factors contained in Item 1A, and from time to time in our other filings with the SEC We disclaim any intention or obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

INVO BIOSCIENCE, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30,	December 31,
	2021	2020
ASSETS
Current assets
Cash	$6,643,080	$10,097,760
Accounts receivable	47,869	21,699
Inventory	250,784	265,372
Prepaid expenses and other current assets	289,843	157,700
Total current assets	7,231,576	10,542,531
Property and equipment, net	127,151	132,206
Capitalized patents, net	22,155	5,427
Lease right of use	1,419,925	79,319
Trademarks	107,287	89,536
Notes receivable	881,827	-
Other assets	-	240
Investment in joint ventures	141,267	98,084
Total assets	$9,931,188	$10,947,343

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities, including related parties	$306,252	$328,927
Accrued compensation – related party	349,658	527,326
Deferred revenue, current portion	714,286	714,286
Lease liability, current portion	96,921	22,707
Notes payable – Payroll Protection Program	-	157,620
Convertible notes, net	249,936	536,063
Income taxes payable	-	1,062
Total current liabilities	1,717,053	2,287,991
Lease liability, net of current portion	1,355,323	58,634
Deferred revenue, net of current portion	2,500,000	2,857,143
Deferred tax liability	469	469
Total liabilities	5,572,845	5,204,237

Stockholders’ equity
Common Stock, $.0001 par value; 125,000,000 shares authorized; 10,459,035 and 9,639,268 issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	1,046	964
Additional paid-in capital	40,864,011	37,978,224
Accumulated deficit	(36,506,714)	(32,236,082)
Total stockholders’ equity	4,358,343	5,743,106

Total liabilities and stockholders’ equity	$9,931,188	$10,947,343

The accompanying notes are an integral part of these consolidated financial statements.

INVO BIOSCIENCE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2021	2020	2021	2020

Revenue:
Product revenue	$29,900	$67,500	$535,852	147,500
License revenue	178,572	178,572	357,143	357,143
Total revenue	208,472	246,072	892,995	504,643
Cost of goods sold:
Production costs	12,163	18,739	72,477	46,301
Depreciation	2,432	2,431	4,863	4,863
Total cost of goods sold	14,595	21,170	77,340	51,164
Gross profit	193,877	224,902	815,655	453,479
Operating expenses
Selling, general and administrative expenses	2,049,422	1,252,939	4,164,725	2,847,985
Research and development expenses	31,016	34,890	97,283	64,940
Total operating expenses	2,080,438	1,287,829	4,262,008	2,912,925
Loss from operations	(1,886,561)	(1,062,927)	(3,446,353)	(2,459,446)
Other income (expense):
Other income	159,126	-	159,126	-
Interest income	2,425	-	4,438	-
Interest expense	(91,125)	(259,954)	(986,351)	(307,827)
Foreign currency exchange loss	(1,028)	-	(1,492)	-
Total other expenses	69,398	(259,954)	(824,279)	(307,827)
Loss before income taxes	(1,817,163)	(1,322,881)	(4,270,632)	(2,767,273)
Provision for income taxes	-	-	-	-
Net loss	$(1,817,163)	$(1,322,881)	(4,270,632)	(2,767,273)

Net loss per common share:
Basic	$(0.17)	$(0.27)	(0.42)	(0.56)
Diluted	$(0.17)	$(0.27)	(0.42)	(0.56)
Weighted average number of common shares outstanding:
Basic	10,444,150	4,932,942	10,167,624	4,925,469
Diluted	10,444,150	4,932,942	10,167,624	4,925,469

The accompanying notes are an integral part of these consolidated financial statements.

INVO BIOSCIENCE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

(UNAUDITED)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balances, December 31, 2019	4,884,879	$489	$20,174,682	$(23,888,766)	$(3,713,595)
Common stock issued to directors and employees	44,007	4	345,968	-	345,972
Common stock issued to service providers	8,750	1	60,799	-	60,800
Stock options issued to employees	-	-	596,390	-	596,390
Discount on convertible notes payables	-	-	1,879,542	-	1,879,542
Rounding shares as a result of stock split	23	-	-	-	-
Net loss	-	-	-	(2,767,273)	(2,767,273)
Balances, June 30, 2020	4,937,659	$494	$23,057,381	$(26,656,039)	$(3,598,164)

Balances, December 31, 2020	9,639,268	$964	$37,978,224	$(32,236,082)	$5,743,106
Common stock issued to directors and employees	39,806	4	186,781	-	186,785
Common stock issued for services	96,500	10	324,840	-	324,850
Conversion of notes payable and accrued interest	388,684	39	1,243,749	-	1,243,788
Proceeds from warrant exercise	39,095	4	123,558	-	123,562
Proceeds from unit purchase option exercise	77,444	8	246,270	-	246,278
Cashless warrant exercise	91,709	9	(9)	-	-
Cashless unit purchase option exercise	86,529	8	(8)	-	-
Stock options issued to directors and employees as compensation	-	-	760,606	-	760,606
Net loss	-	-	-	(4,270,632)	(4,270,632)
Balances, June 30, 2021	10,459,035	$1,046	$40,864,011	$(36,506,714)	$4,358,343

The accompanying notes are an integral part of these consolidated financial statements.

INVO BIOSCIENCE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months
	Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(4,270,632)	$(2,767,273)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash stock compensation issued for services	240,422	60,800
Non-cash stock compensation issued to employees	186,785	345,972
Fair value of stock options issued to employees	760,606	596,390
Amortization of discount on notes payable	937,135	262,945
Amortization of leasehold right of use asset	34,350	11,098
Extinguishment of debt	(157,620)	-
Depreciation and amortization	5,959	5,958
Changes in assets and liabilities:
Accounts receivable	(26,170)	(63,641)
Interest receivable	(1,827)	-
Inventory	14,588	(142,721)
Prepaid expenses and other current assets	(90,658)	(25,880)
Accounts payable and accrued expenses	(22,675)	(62,070)
Accrued compensation	(177,668)	182,157
Deferred revenue	(357,143)	(357,143)
Leasehold liability	(4,053)	(10,484)
Accrued interest	20,526	(49,610)
Income taxes payable	(1,062)	(912)
Net cash used in operating activities	(2,909,137)	(2,014,414)
Cash from investing activities:
Payments to acquire property, plant and equipment	-	(20,528)
Payments to acquire patents	(17,632)	-
Payments to acquire trademarks	(17,751)	(9,202)
Payment for notes receivable	(880,000)	-
Net cash used in investing activities	(915,383)	(29,730)
Cash from financing activities:
Proceeds from the sale of notes payable	-	2,644,510
Proceeds from warrant exercise	123,562	-
Proceeds from unit purchase option exercise	246,278	-
Principal payment on notes payable – related parties	-	(40,000)
Principal payments on note payable	-	(295,000)
Net cash provided by financing activities	369,840	2,309,510
Increase (decrease) in cash and cash equivalents	(3,454,680)	265,366
Cash and cash equivalents at beginning of period	10,097,760	1,238,585
Cash and cash equivalents at end of period	$6,643,080	$1,503,951

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$27,184	$78,456
Taxes	$912	$1,062
Noncash activities:
Common stock issued upon note payable and accrued interest conversion	$1,243,788	$-
Common stock issued for prepaid services	$168,850	$-
Cashless exercise of warrants	$9	$-
Cashless exercise of unit purchase options	$8	$-
Initial ROU asset and lease liability	$1,374,956	$-
Fair value of options issued for debt	$-	$767,160
Fair value of warrants issued with debt	$-	$882,629
Fair value of warrants issued related to debt placement	$-	$47,293
Beneficial conversion feature on convertible notes	$-	$182,460

The accompanying notes are an integral part of these consolidated financial statements.

INVO BIOSCIENCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

(UNAUDITED)

Note 1 – Description of Business

INVO Bioscience (“INVO” or the “Company”) is a medical device company focused on the Assisted Reproductive Technology (“ART”) marketplace. The primary focus is the manufacture and sale of the INVOcell device and the INVO technology to provide an alternative infertility treatment option for couples. The Company’s patented device, the INVOcell, is the first Intravaginal Culture (“IVC”) system in the world used for the natural in vivo incubation of eggs and sperm during fertilization and early embryo development (the “INVO Procedure”). INVOcell was granted clearance in the United States by the U.S. Food & Drug Administration (“FDA”) in November 2015, received the CE mark in October 2019, and is now positioned to help provide millions of infertile couples across the globe access to a new infertility treatment option. The Company believes this novel device and procedure provides a more natural, safe, effective, efficient and economical fertility treatment compared to current infertility treatments, including in-vitro fertilization (“IVF”) and intrauterine insemination (“IUI”). Unlike conventional infertility treatments such as IVF where the eggs and sperm develop into embryos in a laboratory incubator, the INVOcell utilizes the women’s vaginal cavity as an incubator to support a more natural fertilization and embryo development environment. This novel device promotes in vivo conception and early embryo development.

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated balance sheets as of June 30, 2021 and December 31, 2020, the consolidated statements of operations for the three and six months ended June 30, 2021 and 2020 and stockholders’ equity (deficiency) and consolidated statement of cash flows for the six months ended June 30, 2021 and 2020 of the Company, and the related information contained in these notes have been prepared by management and are unaudited. In the opinion of management, all adjustments (which include normal recurring and nonrecurring items) necessary to present fairly the Company’s financial position, results of operations and cash flows in conformity with generally accepted accounting principles (“GAAP”) for the periods presented have been made. Interim operating results are not necessarily indicative of operating results for a full year.

The accompanying consolidated financial statements present on a consolidated basis the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

The preparation of the Company’s unaudited consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the unaudited consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Certain information and note disclosures normally included in the Company’s annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the 10-K.

The Company considers events or transactions that have occurred after the unaudited consolidated balance sheet date of June 30, 2021, but prior to the filing of the unaudited consolidated financial statements with the SEC in this Quarterly Report on Form 10-Q, to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure, as applicable. Subsequent events have been evaluated through the date of the filing of this Quarterly Report on Form 10-Q.

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

The Company concluded it has a variable interest in its Birmingham, Alabama and Monterrey, Mexico joint ventures (the “JVs”) on the basis of its capital contributions to the JVs and the terms and conditions contained in the agreements that control the JVs. First, the Company determined that the JVs are VIEs, since the JVs’ equity at risk, as defined by GAAP, is considered to be insufficient to finance JV activities without additional support. Second, the Company determined that it has a controlling financial interest in, and thus is a primary beneficiary of the JVs. Such control stems from the Company’s power to direct activities that most significantly impact the JVs operations, and the Company’s obligation to absorb losses and its right to receive benefits from the JVs that would be significant to the JVs. Such power stems from the Company’s ability, among other things, to control the sale or transfer of the JVs capital units and/or common stock. As a result of its analysis, the Company concluded that it is a primary beneficiary of the JVs and therefore consolidates the balance sheets, results of operations and cash flows of the JVs into its own.

As of June 30, 2021, the JVs were not yet operational and therefore there was no financial information from the JVs to consolidate into the Company’s financial statements.

Cash and Cash Equivalents

For financial statement presentation purposes, the Company considers time deposits, certificates of deposit and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. At times, cash and cash equivalents balances exceed amounts insured by the Federal Deposit Insurance Corporation.

Inventory

Inventories consist of raw materials, work in process and finished goods and are stated at the lower of cost or net realizable value, using the first-in, first-out method as a cost flow method.

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

Long- Lived Assets

Long-lived assets and certain identifiable assets related to those assets are periodically reviewed for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable. If the non-discounted future cash flows of the asset are less than their carrying amount, their carrying amounts are reduced to the fair value and an impairment loss recognized. There was no impairment recorded during the six months ended June 30, 2021 and 2020.

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

Revenues generated from the sale of INVOcell®, are typically recognized at the time the product is shipped, at which time the title passes to the customer, and there are no further performance obligations.

On November 12, 2018, the Company entered into a U.S. Distribution Agreement (the “Ferring Agreement”) with Ferring International Center S.A. (“Ferring”), pursuant to which it granted Ferring an exclusive license in the United States market only, with rights to sublicense under patents related to our proprietary intravaginal culture device (INVOcell™), together with the retention device and any other applicable accessories (collectively, the “Licensed Product”) to market, promote, distribute and sell the Licensed Product with respect to all therapeutic, prophylactic and diagnostic uses of medical devices or pharmaceutical products involving reproductive technology (including infertility treatment) in humans.

The Ferring license was deemed to be a functional license that provides a customer with a “right to access” to the Company’s intellectual property during the subscription period and accordingly, under ASC 606-10-55-60 revenue is recognized over a period of time, which is generally the subscription period. The initial upfront payment of $5,000,000 which was received upon the signing of the agreement is being recognized as income over the 7-year term.

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

Loss Per Share

Basic loss per share calculations are computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings per share are computed similar to basic earnings per share except that the denominator is increased to include potentially dilutive securities. The Company’s diluted loss per share is the same as the basic loss per share for the three and six months ended June 30, 2021 and 2020, as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss attributable to common shareholders (numerator)	$(1,817,163)	$(1,322,881)	$(4,270,632)	$(2,767,273)
Basic and diluted weighted-average number of common shares outstanding (denominator)	10,444,150	4,932,942	10,167,624	4,925,469
Basic and diluted net loss per common share	(0.17)	(0.27)	(0.42)	(0.56)

The Company has excluded the following dilutive securities from the calculation of fully diluted shares outstanding because the result would have been anti-dilutive:

	As of June 30,
	2021	2020
Options	1,118,911	425,821
Convertible notes and interest	156,597	869,472
Unit purchase options and warrants	216,193	860,032
Total	1,491,701	2,155,325

Recently Adopted Accounting Pronouncements

None.

INVO BIOSCIENCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

(UNAUDITED)

Note 3 – Inventory

Components of inventory are:

	June 30, 2021	December 31, 2020
Raw materials	$67,909	$72,022
Work in process	-	29,645
Finished goods	182,875	163,705
Total inventory	$250,784	$265,372

Note 4 – Property and Equipment

The estimated useful lives and accumulated depreciation for furniture, equipment and software are as follows as of June 30, 2021, and December 31, 2020:

Estimated Useful Life
Manufacturing equipment	6 to 10 years
Medical equipment	10 years
Office equipment	3 to 7 years

	June 30, 2021	December 31, 2020
Manufacturing equipment	$132,513	$132,513
Medical equipment	49,261	49,261
Office equipment	2,689	2,689
Less: accumulated depreciation	(57,312)	(52,257)
Total equipment, net	$127,151	$132,206

During the three months ended June 30, 2021 and 2020, the Company recorded depreciation expense of $2,528 and $2,527, respectively.

During each of the six months ended June 30, 2021 and 2020, the Company recorded depreciation expense of $5,055.

INVO BIOSCIENCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

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

The Company has recorded the following patent costs:

	June 30, 2021	December 31, 2020
Patents	$95,354	$77,722
Accumulated amortization	(73,199)	(72,295)
Total patent costs, net	$22,155	$5,427

During the three months ended June 30, 2021 and 2020, the Company recorded amortization expenses related to patents of $452 and $451, respectively.

During the six months ended June 30, 2021 and 2020, the Company recorded amortization expenses related to patents of $904 and $903, respectively.

The increase in the trademark assets of $17,751 was the result of additional legal fees.

The trademarks have an indefinite life and therefore are not amortized. Trademarks are periodically reviewed for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable. The trademark assets were created in 2019, and no material adverse changes have occurred since their creation.

Note 6 – Notes Receivable

On March 10, 2021, the Company entered into a promissory note with HRCFG, LLC, an unrelated party. The note was entered into in conjunction with the Company’s joint venture in Birmingham, Alabama with HRCFG, LLC, accrues interest at 1.5% per annum and principal and interest shall be repaid from 30% of the joint venture’s operating profit. The balance as of June 30, 2021 consists of $880,000 principle and $1,827 of accrued interest.

The following table lists the Company’s notes receivable:

	June 30, 2021	December 31, 2020
Notes receivable – HRCFG, LLC	$881,827	$-
Total notes receivable	$881,827	$-

Note 7 – Leases

The Company has various operating lease agreements in place for its office and joint ventures. Per FASB’s ASU 2016-02, Leases Topic 842 (“ASU 2016-02”), effective January 1, 2019, the Company is required to report a right-of-use asset and corresponding liability to report the present value of the total lease payments, with appropriate interest calculation. Per the terms of ASU 201-02, the Company can use its implicit interest rate, if known, or applicable federal rate otherwise. Since the Company’s implicit interest rate was not readily determinable, the Company utilized the applicable federal rate, as of the commencement of the lease. Lease renewal options included in any lease are considered in the lease term if it is reasonably certain the Company will exercise the option to renew. The Company’s operating lease agreements do not contain any material restrictive covenants.

As of June 30, 2021, the Company’s lease components included in the consolidated balance sheet were as follows:

Lease component	Balance sheet classification	June 30, 2021
Assets
ROU assets - operating lease	Other assets	$1,419,925
Total ROU assets		$1,419,925

Liabilities
Current operating lease liability	Current liabilities	$96,921
Long-term operating lease liability	Other liabilities	1,355,323
Total lease liabilities		$1,452,244

Future minimum lease payments as of June 30, 2021 were as follows:

2021	$58,524
2022	137,388
2023	140,668
2024	125,762
2025 and beyond	1,193,694
Total future minimum lease payments	$1,656,036
Less: Interest	(203,792)
Total operating lease liabilities	$1,452,244

INVO BIOSCIENCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

(UNAUDITED)

Note 8 – Convertible Notes and Notes Payable

2020 Convertible Notes Payable

From May 15, 2020 through July 1, 2020, the Company entered into definitive securities purchase agreements (“Purchase Agreements”) with accredited investors for their purchase of (i) secured convertible notes issued by us in the aggregate original principal amount of $3,494,840 (the “Notes”), and (ii) Unit Purchase Options (“Purchase Options”) to purchase 303,623 units (each, a “Unit”), at an exercise price of $3.20 per Unit (subject to adjustments), with each Unit exercisable for (A) one share of the Company’s common stock and (B) a 5-year warrant (the “Warrants”) to purchase one share of our common stock at an exercise price of $3.20 (subject to adjustments) (the “Private Placement”). Each purchaser of a Note was issued a 5-year Purchase Option to purchase 0.086875 Units (as adjusted for subsequent reverse splits for each dollar of Notes purchased. The gross proceeds received by the Company included $3,351,200 in cash and $143,640 from cancellation of indebtedness). Tribal Capital Markets, LLC acted as placement agent (the “Placement Agent”) in the Private Placement. The Company paid the Placement Agent and certain selling agents a cash fee of 8% on a portion of the proceeds for an aggregate amount of $236,000. The Company also agreed to issue the Placement Agent and the selling agents 5-year warrants to purchase 6,750 shares of our common stock at an exercise price of $3.20 per share. These warrants have the same terms and conditions as the Warrants issued in the Private Placement, except for the different exercise price. The Company received approximately $2,998,905 in net proceeds from the Private Placement, after deducting fees payable to the Placement Agent, selling agents, and investor counsel. The Company used approximately $413,456, in proceeds to repay outstanding 9% promissory notes and the Company intends to use the remaining proceeds for working capital and general corporate purposes.

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

Upon any issuance by the Company of any of its equity securities, including common stock, for cash consideration, indebtedness or a combination thereof after the date hereof (a “Subsequent Equity Financing”), each holder of a Note will has option to convert the outstanding principal and accrued but unpaid interest of its Note into the number of fully paid and non-assessable shares of common stock issued in the Subsequent Equity Financing (“Conversion Securities”) equal to the product of unpaid principal, together with the balance of unpaid and accrued interest and other amounts payable hereunder multiplied by 1.1, divided by the price per share paid by the investors for the Conversion Securities.

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

Pursuant to the terms of a Security Agreement entered into between the Company and the noteholders under the Purchase Agreements, the Notes are secured by the proceeds from the $3,000,000 milestone payment pursuant to Section 7.2(b) of the Ferring Agreement to the extent such proceeds are actually received by the Company from Ferring.

Of the $3,494,840 in gross proceeds received in the offering, $1,048,904 million was allocated to the unit purchase options issued to investors based on their relative fair value and $2,062,586 of beneficial conversion feature based on their relative fair value. This amount represented a discount on the debt and additional paid-in-capital at the date of issuance.

In November 2020, noteholders holding notes with a principal value of $1,319,840 elected to convert in connection with the public underwritten offering. In November and December 2020, the Company redeemed an additional $475,000 in principal note value. In March 2021, an additional $1,200,000 converted into equity. As of June 30, 2021, there is $500,000 in principal value of such notes that remains outstanding.

INVO BIOSCIENCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

(UNAUDITED)

Principal balances of the 2020 Convertible Notes were as follows:

	June 30, 2021	December 31, 2020

2020 Convertible Notes	500,000	1,700,000
Accrued interest	1,111	24,373
Less beneficial conversion feature discount	(94,773)	(604,897)
Less options discount	(59,018)	(224,051)
Less warrants discount	(62,460)	(229,954)
Less issuance cost	(34,924)	(129,408)
Total, net of discount	$249,936	$536,063

Interest expense on the 2020 Convertible Notes was $12,640 and $31,781 for the three months ended June 30, 2021 and 2020, respectively.

Interest expense on the 2020 Convertible Notes was $47,710 and $31,781 for the six months ended June 30, 2021 and 2020, respectively.

Amortization of options discount on the 2020 Convertible Notes was $3,694 and $9,377 for the three months ended June 30, 2021 and 2020, respectively.

Amortization of options discount on the 2020 Convertible Notes was $165,033 and $9,377 for the six months ended June 30, 2021 and 2020, respectively.

Amortization of warrant discount on the 2020 Convertible Notes was $3,914 and $9,603 for the three months ended June 30, 2021 and 2020, respectively.

Amortization of warrant discount on the 2020 Convertible Notes was $167,494 and $9,603 for the six months ended June 30, 2021 and 2020, respectively.

Amortization of beneficial conversion feature on the 2020 Convertible Notes was $49,004 and $123,023 for the three months ended June 30, 2021 and 2020, respectively.

Amortization of beneficial conversion feature on the 2020 Convertible Notes was $510,124 and $123,023 for the six months ended June 30, 2021 and 2020, respectively.

Amortization of issuance costs on the 2020 Convertible Notes was $20,368 and $20,577 for the three months ended June 30, 2021 and 2020, respectively.

Amortization of issuance costs on the 2020 Convertible Notes was $94,484 and $20,577 for the six months ended June 30, 2021 and 2020, respectively.

Paycheck Protection Program

On July 1, 2020, the Company received a loan in the principal amount of $157,620 pursuant to the U.S. Small Business Administration’s Paycheck Protection Program. The loan matured 18 months from the date of funding, was payable over 18 equal monthly installments, and had an interest of 1% per annum. Up to 100% of the principal balance of the loan was forgivable based upon satisfaction of certain criteria under the Paycheck Protection Program. On June 16, 2021, the principal of the loan as well as $1,506 of accrued interest was forgiven and the note was extinguished. The Company recognized a gain of $159,126 as other income.

INVO BIOSCIENCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

(UNAUDITED)

Note 9 – Related Party Transactions

In November 2020, Paulson Investment Company served as a co-managing underwriter for the Company’s underwritten public offering and received fee and commissions for such role in the amount of $271,440. Trent Davis, one of the Company’s directors, is President of Paulson Investment Company. Mr. Davis did not receive any compensation related to the fees and commissions received by Paulson.

Note 10 – Stockholders’ Equity

Reverse Stock Splits

On December 16, 2019, the Company’s stockholders approved a reverse stock split at a ratio of between 1-for-5 and 1-for-25, with discretion for the exact ratio to be approved by the Company’s board of directors. On February 19, 2020, the Company’s board of directors approved a reverse stock split of the Company’s common stock at a ratio of 1-for-20. On May 21, 2020, the Company filed a certificate of change (with an effective date of May 26, 2020) with the Nevada Secretary of State pursuant to Nevada Revised Statutes 78.209 to effectuate a 1-for-20 reverse stock split of its outstanding common stock. The reverse split took effect at the open of business on May 26, 2020.

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

Six months Ended June 30, 2021

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

During the first half of 2021, the Company issued 39,806 shares of common stock to employees and directors and 96,500 shares of common stock to consultants with a fair value of $186,786 and $324,850, respectively. The shares were issued under the 2019 Stock Incentive Plan.

INVO BIOSCIENCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

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

Options generally have a life of 3 to 10 years and exercise prices equal to or greater than the fair market value of the common stock as determined by the Company’s Board of Directors. Vesting for employees typically occurs over a three-year period.

The following table sets forth the activity of the options to purchase common stock under the 2019 Plan.

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding as of December 31, 2020	939,114	$5.73	$17,250
Granted	179,797	$3.14	-
Exercised	-	-	-
Canceled	-	$-	-
Balance as of June 30, 2021	1,118,911	$5.32	$1,162,805
Exercisable as of June 30, 2021	582,858	$2.63	$150,231

The fair value of each option granted is estimated as of the grant date using the Black-Scholes option pricing model with the following assumptions:

Six months ended June 30,
	2021	2020
Risk-free interest rate range	0.22 to 0.73%	0.48 to 1.65%
Expected life of option-years	5.3 to 6.5	5.20 to 5.77
Expected stock price volatility	107 to 125%	110.8 to 128. %
Expected dividend yield	-%	-%

INVO BIOSCIENCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

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

	Total Intrinsic Value of Options Exercised	Total Fair Value of Options Vested
Year ended December 31, 2020	$-	$1,495,744
Six months ended June 30, 2021	$-	$760,606

For the six months ended June 30, 2021, the weighted average grant date fair value of options granted was $2.37 per share. The Company estimates the fair value of options at the grant date using the Black-Scholes model. For all stock options granted through June 30, 2021, the weighted average remaining service period is 4.2 years.

The Company recognized $384,082 and $214,165 in stock-based compensation expense for stock options for the three months ended June 30, 2021 and 2020, respectively. The Company recognized $760,606 and $596,390 in stock-based compensation expense related to stock options for the six months ended June 30, 2021 and 2020, respectively. Unamortized stock option expense as of June 30, 2021 to be amortized over the weighted-average remaining service period totaled $2,313,898.

Restricted Stock and Restricted Stock Units

In the six months ended June 30, 2021, the Company issued 39,806 shares of restricted stock to certain employees and directors under the Company’s 2019 Plan. Restricted stock and restricted stock units issued to employees and directors generally vest either at grant or vest over a period of one year from grant.

The following table summarizes the Company’s aggregate restricted stock awards and restricted stock unit activity under the Company’s 2019 Plan during the six months ended June 30, 2021:

	Number of Unvested Shares	Weighted Average Grant Date Fair Value	Aggregate Value of Unvested Shares

Balance as of December 31, 2020	16,698	$4.67	$77,927
Granted	81,563	$3.38	$259,444
Vested	(49,986)	$3.58	$(178,806)
Forfeitures	-	$-	$-
Balance as of June 30, 2021	48,275	$3.28	$158,562

INVO BIOSCIENCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

(UNAUDITED)

The Company recognized $89,333 and $55,008 in stock-based compensation expense related to restricted stock and restricted stock units for the three months ended June 30, 2021 and 2020, respectively. The Company recognized $178,806 and $320,971 in stock-based compensation expense for restricted stock and restricted stock units for the six months ended June 30, 2021 and 2020, respectively.

Note 12 – Unit Purchase Options and Warrants

In connection with the issuance of the 2020 Convertible Notes, the Company also issued unit purchase options to purchase 303,623 units at an exercise price of $3.20 per unit, with each unit consisting of one share of common stock and a warrant to purchase one share of common stock at an exercise price of $3.20 per share. The units and warrants vested immediately, are exercisable for a period of five years from the date of issuance and are subject to downward adjustment if the Company issues securities at a lower price. Warrant holders have a right to require the Company to pay cash in the event of a fundamental transaction. In accordance with ASC 815, the unit purchase options and warrants issued in this period were determined to require equity treatment.

In connection with the issuance of the 2020 Convertible Notes, the Company agreed to issue the placement agent and the selling agent five-year warrants to purchase 6,750 shares of the Company’s common stock at an exercise price of $3.20.

A Monte Carlo model was used because the investor unit purchase options and warrants contain fundamental transaction payouts and reset events that cannot be modeled with a Black Scholes model.

The fair value of the unit purchase options and warrants issued to the convertible debt holders is estimated as of the issue date using a Monte Carlo model with the following assumptions:

Risk-free interest rate range	0.33% - 0.39%
Stock Price	$3.00 - $3.95
Expected life of warrants and unit purchase options (years)	5.00
Expected stock price volatility	108.2% - 112.5%
Expected dividend yield	0%

The risk-free interest rate is based on U.S. Treasury interest rates, the terms of which are consistent with the expected life of the unit purchase options and warrants. Expected volatility is based upon the historical volatility of the Company’s common stock over the period commensurate with the expected term of the related instrument. The unit purchase options and warrants are valued assuming projected reset events adjusting the exercise price and a forced exercise upon a projected fundamental transaction by management. The unit purchase options and warrants early exercise are modeled assuming registration after 180 days. The Company does not currently pay dividends on its common stock nor does it expect to in the foreseeable future.

The following table sets forth the activity of unit purchase options:

	Number of Unit Purchase Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding as of December 31, 2020	303,623	$3.20	$-
Granted	-	$-	-
Exercised	210,730	3.20	427,839
Canceled	-	$-	-
Balance as of June 30, 2021	92,893	$3.20	$62,985

The following table sets forth the activity of warrants:

	Number of Warrants	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding as of December 31, 2020	310,373	$3.48	$-
Granted	-	$-	-
Exercised	180,323	3.20	457,839
Canceled	-	$-	-
Balance as of June 30, 2021	130,050	$3.74	$107,075

INVO BIOSCIENCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

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

Income tax expense was $0 for each of the three and six months ended June 30, 2021 and 2020. The annual forecasted effective income tax rate for 2021 is 0%, with a year-to-date effective income tax rate for the six months ended June 30, 2021 of 0%.

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

Note 15 – Subsequent Events

During July and August 2021, the Company issued 10,000 shares of common stock to employees under its 2019 Stock Incentive Plan.

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

Sales and Marketing

Our product commercialization efforts are focused on identifying distributors and partners within targeted geographic regions that we believe can best promote, market and sale the INVOcell device and process to assist infertile couples in having a baby. We believe that our INVOcell procedure is an effective and affordable treatment option which can also be offered without the need for a more expensive IVF lab facility. We have been authorized to sell the INVOcell device in the United States since November 2015 after receiving de novo class II clearance from the US Food & Drug Administration (“FDA”). Since our January 2019 exclusive sales, marketing and distribution agreement with Ferring International Center S.A. (“Ferring”) for the U.S., our primary focus has been on supporting Ferring and establishing fertility clinics focused primarily on the INVOcell device and procedure (“INVO Centers”), as well as developing key international markets around the world.

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

Ferring

On November 12, 2018, we entered into a U.S. Distribution Agreement (the “Ferring Agreement”) with Ferring, which closed on January 14, 2019. Pursuant to the Ferring Agreement, among other things, we granted Ferring an exclusive license in the United States with rights to sublicense under patents related to our proprietary INVOcell™ intravaginal culture device together with the retention device and any other applicable accessories (collectively, the “Licensed Product”) to market, promote, distribute and sell the Licensed Product with respect to all therapeutic, prophylactic and diagnostic uses of medical devices or pharmaceutical products involving reproductive technology (including infertility treatment) in humans (the “Field”). Ferring is responsible, at its own cost, for all commercialization activities for the Licensed Product in the United States. We retained a limited exception to the exclusive license granted to Ferring allowing us, subject to certain restrictions, to establish up to five INVO Centers in the United States. We retained all commercialization rights for the Licensed Product outside of the United States. We believe the strategic partnership with a strong reproductive organization such as Ferring has helped provide us with the necessary sales and marketing resources and overall market credibility to execute our goal to expand the INVOcell device around the world.

The Ferring license was deemed to be a functional license that provides the counterparty with a “right to access” to our intellectual property during the subscription period and accordingly, revenue is recognized over a period of time, which is generally the subscription period. During the three and six months ended June 30, 2021, we recognized $178,572 and $357,143 of revenue related to the Ferring license agreement, respectively.

As of June 30, 2021, we had deferred revenue of $3,214,286 relating to the Ferring Agreement.

On March 2, 2021, we entered into Amendment No. 1 to the Ferring Agreement (the “Amendment”) to provide for added flexibility by increasing the number of INVO Centers allowable under the agreement to seven and removing certain geographical requirements. Pursuant to the Amendment, Ferring agreed to purchase a 2,004 count of product for $501,000 in March 2021, and the minimum annual target for 2020 was deemed to have been satisfied in full as a result of such purchase.

International Distribution Agreements

We have entered into exclusive distribution agreements for a number of international markets. These agreements usually have an initial term with renewal options and require the distributors to meet minimum annual purchases, which vary depending on the market. We are also required to register the product in each market before the distributor can begin importing, a process and timeline that can vary widely depending on the market.

The following table sets forth a list of our current international distribution agreements:

INVOcell Registration
Market	Distribution Partner	Date	Initial Term	Status in Country

Canada	Invaron Pharmaceuticals Inc.	July 2020	1-Year	Completed
Mexico	Positib Fertility, S.A. de C.V.	Sept 2020	TBD**	Completed
Malaysia	iDS Medical Systems	Nov 2020	3-year	Completed
Turkey	Orcan Medical	Oct 2019	1-year	Completed
Jordan	Biovate	Sept 2019	1-year	Completed
Pakistan	Galaxy Pharma	Dec 2020	1-year	In process
Thailand	IVF Envimed Co., Ltd.	April 2021	1-year	In process
Sudan	Quality Medicines, Cosmetics & Medical Equipment Import	Sept 2020	1-year	In process
Ethiopia	Quality Medicines, Cosmetics & Medical Equipment Import	Sept 2020	1-year	In process
Uganda	Quality Medicines, Cosmetics & Medical Equipment Import	Sept 2020	1-year	In process
Nigeria	G-Systems Limited	Sept 2020	1-year	Completed
Togolese Republic	INVOSOLUX TOGO	Nov 2019	1-year	In process
Iran	Tasnim Behboud	Dec 2020	1-year	In process

** Our Mexico JV. Please note that the registration is temporarily in the name of Proveedora de Equipos y Productos, S.A. de C.V. and will be transferred to Positib Fertility as soon as practicable.

Investment in Joint Ventures and Partnerships

As part of our commercialization strategy, we entered into a number of joint ventures and partnerships designed to establish new INVO Centers.

The following table sets forth a list of our current joint venture arrangements:

Subsidiary Name	Country	Percent (%) Ownership

HRCFG INVO, LLC	United States	50%
Bloom Invo, LLC	United States	40%
Positib Fertility, S.A. de C.V.	Mexico	33%
SNS MURNI INVO Bioscience Malaysia Sendirian Berhad	Malaysia	50%
Ginekalix INVO Bioscience LLC Skopje	North Macedonia	50%
Medesole INVO Bioscience India	India	50%

The following table sets forth a list of our current partnership arrangements:

Partner	Country	Partnership Split
Lyfe Medical	United States	40%

Alabama JV Agreement

On March 10, 2021, our wholly owned subsidiary, INVO Centers, LLC (“INVO CTR”), entered into a limited liability company agreement with HRCFG, LLC (“HRCFG”) to form a joint venture for the purpose of establishing an INVO Center in Birmingham, Alabama. The name of the joint venture LLC is HRCFG INVO, LLC (the “Alabama JV”). The responsibilities of HRCFG’s principals include providing clinical practice expertise, performing recruitment functions, providing all necessary training, and providing day-to-day management of the clinic. The responsibilities of INVO CTR will be to provide access to and be the exclusive provider to the Alabama JV of the INVOcell and the INVO Procedure. INVO CTR will also perform all required in vitro fertilization, industry specific compliance and accreditation functions, and product documentation for product registration. We will also provide certain funding to the Alabama JV. In connection with the formation of the Alabama JV, we provided an initial $30,000 in funding, in exchange for a note issued by HRCFG, which will be repaid from the operating profit of the Alabama JV. As of June 30, 2021 we have provided an additional $850,000 to HRCFG pursuant to the note. Interest on the note accrues at a rate of 1.5% per annum. In addition, we agreed to issue 25,000 shares of our common stock to HRCFG (i) upon opening the Birmingham INVO Center for business, and (ii) upon each additional INVO Center opened for business by the Alabama JV. As of June 30, 2021, we expended $27,966 in startup costs related to this joint venture.

Atlanta JV Agreement

On June 28, 2021, INVO CTR entered into a joint venture agreement (the “Bloom Agreement”) with Bloom Fertility, LLC (“Bloom”) to organize and own in a joint venture entity formed as “Bloom INVO LLC” (the “Atlanta JV”). The Atlanta JV will, subject to the equity and debt arrangements in the Bloom Agreement, assist Bloom in establishing an INVO Center (the “Atlanta Clinic”) that will offer INVO technologies, along with related procedures and such other technologies or procedures that may be agreed to by the parties to the Bloom Agreement from time to time. We will make available to the Atlanta JV the INVO technologies, and, subject to INVO’s existing third-party distribution arrangements, be the exclusive provider to the Atlanta JV of the INVOcell and other medical devices and supplies for use at the Atlanta Clinic. The Atlanta JV will provide comprehensive management services to the Atlanta Clinic, including full administrative, billing and collection, business, consulting, financial, marketing, staffing, and other support services necessary for its operations, including but not limited to clinical laboratory services, pursuant to an exclusive, long-term management services agreement. Bloom will provide all professional services required for the operation of the Atlanta Clinic. As of June 30, 2021, we expended $145,455 in startup costs related to this joint venture. Additionally, we invested $97,545 of equity as of June 30, 2021, which is recorded on our balance sheet.

Mexico JV Agreement

Effective September 24, 2020, INVO CTR entered into a Pre-Incorporation and Shareholders Agreement with Francisco Arredondo, MD PLLC (“Arredondo”) and Security Health LLC, a Texas limited liability company (“Ramirez”, and together with INVO CTR and Arredondo, the “Shareholders”) under which the Shareholders will commercialize the INVO Procedure and offer related medical treatments in Mexico. Each party owns one-third of the Mexican incorporated company, Positib Fertility, S.A. de C.V. (the “Mexico JV”).

The Mexico JV will operate in Monterrey, Nuevo Leon, Mexico and any other cities and places in Mexico as approved by the Mexico JV’s board of directors and Shareholders. In addition, the Shareholders agreed that the Mexico JV will be our exclusive distributor in Mexico. The Shareholders also agreed not to compete directly or indirectly with the Mexico JV in Mexico. As of June 30, 2021, we expended $51,884 in startup costs related to this joint venture. Additionally, we invested $43,721 of equity as of June 30, 2021, which is recorded on our balance sheet.

Malaysia JV Agreement

On November 23, 2020, we entered into a joint venture agreement with SNS Murni SDN BHD (“SNS Murni”), a company incorporated in Malaysia, to establish an exclusive joint venture in Malaysia to (i) introduce, promote and market technologies related to the INVOcell and INVO Procedure in dedicated government-owned fertility clinics in Malaysia, and (ii) establish INVO Centers in Malaysia. The joint venture is co-managed and owned 50% by each of INVO Bioscience and SNS Murni. As of June 30, 2021, we expended $7,885 in startup costs related to this joint venture.

North Macedonia JV Agreement

On November 23, 2020, we entered into a joint venture agreement with Ginekaliks Dooel (“Ginekaliks”), a limited liability company incorporated in the Republic of North Macedonia, to establish an exclusive joint venture to (i) commercialize, introduce, promote and market technologies related to the INVOcell and INVO Procedure in the Republic of North Macedonia, and (ii) establish an INVO Center. The joint venture will be co-managed and owned 50% by each of INVO and Ginekaliks. As of June 30, 2021, we expended $2,597 in startup costs related to this joint venture.

India JV Agreement

On January 13, 2020, we entered into a joint venture agreement (the “Medesole Agreement”) with Medesole Healthcare and Trading Private Limited, India (“Medesole”), an Indian corporation that promotes and distributes healthcare technologies, medical equipment and allied services to hospitals, clinics and primary health care centers in India and the Middle East.

Pursuant to the Medesole Agreement, INVO and Medesole formed a joint venture entity incorporated and registered in India, which will operate under the name Medesole INVO Bioscience India Private Limited (the “India JV”). After formation, we will grant to the India JV all required licenses for promoting, marketing and selling our INVOcell® technology in India. INVO and Medesole intend that the India JV will open and operate INVO Centers only in India.

The India JV will be co-managed and owned 50% by each of INVO and Medesole, who will share equally in the expenditures, revenues and profits of the India JV. The Agreement has a term of three years and may be terminated by either party on 180 days’ prior written notice.

Lyfe Medical Center I, LLC Partnership agreement

On April 9, 2021, we entered into a partnership agreement (the “Lyfe Agreement”) with Lyfe Medical Center I, LLC (“Lyfe”) in connection with Lyfe’s intention to establish an INVO Center in the Bay Area of California (the “Bay Area Clinic”). Pursuant to the Lyfe Agreement, we will provide embryology laboratory services in connection with the INVO Procedure and other fertility treatments (the “Lab Services”) to be provided by Lyfe to its patients at the Bay Area Clinic. Under the terms of the Lyfe Agreement, we will receive 40% of the net income received by the Bay Area Clinic for the performance of the Lab Services. As of June 30, 2021, we expended $27,611 in startup costs related to this partnership.

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

We expect to continue incurring losses during 2021 as we continue to invest in INVO Centers in the United States and abroad, and in the global expansion of our business and the INVOcell technology.

We cannot accurately predict the level of success our key partners will experience in the near future. However, we anticipate that we will continue to expand the market for the INVOcell device and INVO Procedure (i) within the United States through our agreement with Ferring and our INVO Center joint ventures, and (ii) in other parts of the world with new distributor partnerships.

Results of Operations

During the second quarter of 2021, we made further progress with our commercialization goals, the addition of key personnel to our operating team and board, and the signing of our latest joint venture to establish the Atlanta Clinic. We are also rapidly moving closer to first patient visits at our announced INVO Centers, events which we expect to occur in the second half of 2021. Our recently added marketing resources are working to enhance our branding and messaging in preparation to support both the new INVO Centers as well as our distribution partners around the world. Our dedicated team is looking to aggressively drive awareness for the INVOcell through the balance of this year and the next and to help accelerate adoption and expand fertility care through the utilization of our technology.

Our commercialization efforts continue to focus on the substantial, underserved patient population and on expanding access to advanced fertility treatments. We believe our technology can help address the key challenges of affordability and capacity to provide care to the vast number of patients that go untreated every year. This represents the major opportunity for INVOcell. While the ongoing pandemic may have delayed our progress in some markets, the fertility industry has and continues to expand, and we believe our growing volume of partners (both distributors and JVs) affords us a strong forward-looking outlook.

The Assisted Reproductive Technology market also continues to benefit from a number of industry tailwinds, including 1) the large under-served potential patient population, 2) increasing infertility rates around the world 3) growing awareness and education of fertility treatment options, 4) a growing acceptance of fertility treatment, 5) improvements in procedure techniques and hence improvements in pregnancy success rates and 6) generally improving insurance (private and public) reimbursement trends.

Three months ended June 30, 2021 compared to the three months ended June 30, 2020

Revenue

Revenue for the three months ended June 30, 2021, was approximately $0.21 million compared to approximately $0.25 million for the three months ended June 30, 2020. The decrease of approximately $0.04 million, or approximately 15%, was the result of a decrease in product sales to Ferring. Ferring’s minimum purchase requirements are based on a calendar year and hence contribute to quarterly fluctuations in revenue.

Gross Profit

Gross profit for the three months ended June 30, 2021 was approximately $0.19 million compared to approximately $0.22 million for the three months ended June 30, 2020. Gross margins were approximately 93% and 91% for the three months ended June 30, 2021 and 2020, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2021 were approximately $2.0 million compared to approximately $1.3 million for the three months ended June 30, 2020. The increase of approximately $0.7 million, or approximately 64%, was primarily the result of approximately $0.5 million in increased personnel, board and business development consulting expenses, approximately $0.1 million in start-up costs related to INVO Center joint ventures and $0.1 in investor relations activities. We also incurred approximately $0.6 million of non-cash, stock-based compensation expense in the period, compared to $0.3 million for the same period in the prior year.

Research and Development Expenses

We began to fund additional research and development (“R&D”) efforts in 2020 as part of our 5-day label expansion efforts. R&D expenses were $31,016 and $34,890 for the three months ended June 30, 2021 and June 30, 2020, respectively.

Other Income

Other income for the three months ended June 30, 2021 was approximately $0.16 million compared to $0 for the three months ended June 30, 2021. The increase was the result of the extinguishment of our Paycheck Protection Program note and related interest being forgiven.

Interest Income

Interest income for the three months ended June 30, 2021 was $2,425 compared to $0 for the three months ended June 30, 2021. The increase was the result of interest received on funds held in a money market account.

Interest Expense and Financing Fees

Interest expense and financing fees were approximately $0.09 million for the three months ended June 30, 2021, compared to approximately $0.26 million for the three months ended June 30, 2020.

Foreign Currency Exchange

Foreign currency exchange loss for the three months ended June 30, 2021 was $1,028 compared to $0 for the three months ended June 30, 2021. The increase was the result of increased transactions with international vendors and consultants.

Six months ended June 30, 2021 compared to the six months ended June 30, 2020

Revenue

Revenue for the six months ended June 30, 2021, was approximately $0.9 million, compared to approximately $0.5 million for the six months ended June 30, 2020. The increase of approximately $0.4 million, or approximately 77%, was the result of an increase in product sales to Ferring. The sales to Ferring in the first quarter of 2021 were related to satisfying the minimum purchase requirements for 2020 as described above under Ferring.

Gross Profit

Gross profit for the six months ended June 30, 2021 was approximately $0.8 million compared to approximately $0.5 million for the six months ended June 30, 2020. Gross margins were approximately 91% and approximately 90% for the six months ended June 30, 2021 and 2020, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended June 30, 2021 were approximately $4.2 million compared to approximately $2.9 million for the six months ended June 30, 2020. The increase of approximately $1.3 million, or approximately 46%, was primarily the result of approximately $0.6 million in increased personnel, board and business development consulting expenses, as well as approximately $0.3 million in startup costs related to INVO Center joint ventures and $0.3 in miscellaneous administrative costs. We incurred approximately $1.2 million of non-cash, stock-based compensation expense in the period compared to $1.0 million for the same period last year.

Research and Development Expenses

R&D expenses were $97,283 for the six months ended June 30, 2021, compared to $64,940 for the six months ended June 30, 2020 and reflect the R&D efforts related to our 5-day label expansion described above.

Other Income

Other income for the six months ended June 30, 2021 was approximately $0.16 million compared to $0 for the six months ended June 30, 2021. The increase of approximately $0.16 million was the result of the extinguishment of our Paycheck Protection Program note and related interest being forgiven.

Interest Income

Interest income for the six months ended June 30, 2021 was $4,438 compared to $0 for the six months ended June 30, 2021. The increase of $4,438 was the result of interest received on funds held in a money market account.

Interest Expense and Financing Fees

Interest expense and financing fees were approximately $1.0 million for the six months ended June 30, 2021, compared to approximately $0.3 million for the six months ended June 30, 2020. The increase of approximately $0.7 million was primarily non-cash and due to an increase in amortization of debt discount, debt issuance cost and interest on the 2020 Convertible Notes.

Foreign Currency Exchange

Foreign currency exchange loss for the three months ended June 30, 2021 was $1,492 compared to $0 for the three months ended June 30, 2021. The increase of $1,492 was the result of increased transactions with international vendors and consultants.

Liquidity and Capital Resources

For the six months ended June 30, 2021 and 2020, we had net losses of approximately $4.3 million and approximately $2.8 million, respectively. The increase in net loss was due to increased operating expenses and interest expense, partially offset by an increase in product revenue. Approximately $2.0 million of the net loss was related to non-cash expenses for the six months ended June 30, 2021 compared to $1.3 million for the six months ended June 30, 2020. The Company had working capital of approximately $5.5 million as of June 30, 2021, compared to approximately $8.3 million as of December 31, 2020. As of June 30, 2021, the Company’s stockholder’s equity was approximately $4.4 million compared to approximately $5.7 million as of December 31, 2020. Cash used in operation for the first six months of 2021 was approximately $2.9 million, compared to approximately $2.0 million for the first six months of 2020.

During 2020, we raised approximately $13.8 million in debt and equity financings. During the first half of 2021, we converted approximately $1.2 million of outstanding debt to equity and received approximately $370,000 of proceeds from unit purchase option and warrant exercises. Based on our current plan, we believe we have sufficient liquidity for at least the next 12 months. Until we can generate a sufficient amount of cash from operations and to the extent additional funds are necessary to meet our longer-term liquidity needs and to execute our business strategy, we may need to raise additional funding, as we have done in the past, by way of debt and/or equity financings, up-front distribution licensing fees or a combination of these potential sources of funds. Such additional funding may not be available on reasonable terms, if at all.

If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly scale back our operations or delay, scale back or discontinue development of our products. If we raise additional funds through the issuance of additional debt or equity securities, it could result in dilution to our existing stockholders and increased fixed payment obligations, and these securities may have rights senior to those of our common stock. If we incur indebtedness, we could become subject to covenants that would restrict our operations, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. Any of these events could significantly harm our business, financial condition and prospects.

Cash Flows

The following table shows a summary of our cash flows for the six months ended June 30:

	2021	2020
Cash (used in) provided by:
Operating activities	(2,909,137)	(2,014,414)
Investing activities	(915,383)	(29,730)
Financing activities	369,840	2,309,510

As of June 30, 2021, we had approximately $6.6 million in cash compared to approximately $10.0 million as of December 31, 2020. Net cash used in operating activities for the first six months of 2021, was approximately $2.9 million, compared to approximately $2.0 million for the same period in 2020. The increase in net cash used in operations was primarily due to the increase in net loss, which was partially offset by a decrease in accrued compensation and an increase in inventory.

During the six months ended June 30, 2021, cash used in investing activities of approximately $0.9 million was primarily related to notes receivable involved with our investments in our joint ventures, as well as additional trademarks and patents. During the six months ended June 30, 2020, cash used in investing activities of approximately $0.03 million was related to new molds and trademarks.

During the six months ended June 30, 2021, cash provided by financing activities of approximately $0.4 million was primarily related to the exercise of unit purchase options and warrants. During the six months ended June 30, 2020, cash provided by financing activities of approximately $2.3 million related to the proceeds from the 2020 Convertible Notes.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition presented in this section is based upon our audited consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. During the preparation of the financial statements, we are required to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate, based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, our results, which allows us to form a basis for making judgments on the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates based on variance with our assumptions and conditions. A summary of significant accounting policies is included below. Management believes that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about our operating results and financial condition.

Stock Based Compensation

We account for stock-based compensation under the provisions of ASC 718-10 Share-Based Payment (formerly SFAS 123R). This statement requires us to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period in which the employee is required to provide service or performance goals in exchange for the award, which is usually immediate but sometimes over a vesting period. Warrants granted to non-employees are recorded as an expense over the requisite service period based on the grant date and the estimated fair value of the grant, which is determined using the Black-Scholes option pricing model.

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

Variable Interest Entities

The Company’s consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and variable interest entities (“VIE”), where the Company is the primary beneficiary under the provisions of the ASC 810, “Consolidation”.

Management makes judgments regarding the Company’s level of influence or control over an entity and whether or not the Company is the primary beneficiary of a VIE. Various factors are considered in this analysis, including but not limited to the Company’s ability to direct the activities that most significantly impact the entity’s governing body, the size and seniority of the Company’s investment, the Company’s ability and the rights of other investors to participate in policy making decisions, the Company’s ability to replace the manager and/or liquidate the entity, and the Company’s obligation to absorb losses and its right to receive benefits that are significant. Management’s ability to correctly assess its influence or control over an entity when determining the primary beneficiary of a VIE affects the presentation of these entities in the Company’s consolidated financial statements. If it is determined that the Company is the primary beneficiary of a VIE, the Company’s financial statements would consolidate the VIE. The Company performs a qualitative assessment of its joint ventures on an ongoing basis to determine if it continues to be a primary beneficiary.

Item 3. Quantitative and Qualitative Disclosures about Market Risks

Not applicable.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (“SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2021, the end of the fiscal period covered by this Form 10Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2021.

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

Item 2. Unregistered Issuance of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

1. See our Current Report on Form 8-K filed on June 30, 2021.

2. See our Current Report on Form 8-K filed on June 15, 2021.

Item 6. Exhibits

31.1*	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certifications of Principal Executive Officer and Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
101

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 16, 2021.

INVO Bioscience, Inc.

Date: August 16, 2021	By:	/s/ Steven Shum
Steven Shum, Chief Executive Officer
(Principal Executive Officer)

Date: August 16, 2021	By:	/s/ Andrea Goren
Andrea Goren, Chief Financial Officer
(Principal Financial and Accounting Officer)

