Form 10-Q
period 2021-09-30
INVO Bioscience, Inc.
filed 2021-11-15
CIK 1417926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 15, 2021, the registrant had 11,734,772 shares of common stock outstanding.

INVO BIOSCIENCE, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021

Forward Looking Statements

The statements contained in this Quarterly Report on Form 10-Q which are not historical facts, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements regarding future events and our future results are based on current expectations, estimates, forecasts, and projections and the beliefs and assumptions of our management, including, without limitation, our expectations regarding results of operations, the commercialization of our technology, regulatory approvals, our development of new technologies, the adequacy of our ability to develop current financing sources to fund our operations, our growth initiatives, and the strength of our intellectual property portfolio. These forward-looking statements may be identified by the use of words such as “plans”, “intends,” “may,” “could,” “expect,” “estimate,” “anticipate,” “continue” or similar terms, though not all forward-looking statements contain such words. The actual results of the future events described in such forward-looking statements could differ materially from those stated in such forward-looking statements due to a number of important factors. These factors that could cause actual results to differ from those anticipated or predicted include, without limitation, our ability to develop and commercialize our products, including obtaining regulatory approvals, the size and growth of the potential markets for our products and our ability to serve those markets, the rate and degree of market acceptance of any of our products, general economic conditions, costs and availability of raw materials and management information systems, our ability to obtain and maintain intellectual property protection for our products, competition, the loss of key management and technical personnel, our ability to obtain timely payment of our invoices from customers, litigation, the effect of governmental regulatory developments, the availability of financing sources, our ability to comply with our debt obligations, our ability to deleverage our balance sheet, and seasonality, as well as the uncertainties set forth in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 30, 2021 (the “10-K”), including the risk factors contained in Item 1A, and from time to time in our other filings with the SEC We disclaim any intention or obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

INVO BIOSCIENCE, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30,	December 31,
	2021	2020
ASSETS
Current assets
Cash	$4,713,119	$10,097,760
Accounts receivable	50,659	21,699
Inventory	290,390	265,372
Prepaid expenses and other current assets	275,818	157,700
Total current assets	5,329,986	10,542,531
Property and equipment, net	854,130	132,206
Capitalized patents, net	21,703	5,427
Lease right of use	1,391,228	79,319
Trademarks	110,445	89,536
Notes receivable from joint ventures	200,579	-
Other assets	-	240
Investment in joint ventures	237,476	98,084
Total assets	$8,145,547	$10,947,343

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities, including related parties	$515,583	$328,927
Accrued compensation – related party	461,911	527,326
Deferred revenue, current portion	714,286	714,286
Lease liability, current portion	107,513	22,707
Notes payable – Payroll Protection Program	-	157,620
Convertible notes, net	340,539	536,063
Income taxes payable	-	1,062
Total current liabilities	2,139,832	2,287,991
Lease liability, net of current portion	1,327,693	58,634
Deferred revenue, net of current portion	2,321,429	2,857,143
Deferred tax liability	469	469
Total liabilities	5,789,423	5,204,237

Stockholders’ equity
Common Stock, $.0001 par value; 125,000,000 shares authorized; 10,464,035 and 9,639,268 issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	1,046	964
Additional paid-in capital	41,343,118	37,978,224
Accumulated deficit	(38,749,497)	(32,236,082)
Noncontrolling interest	(238,543)	-
Total stockholders’ equity	2,356,124	5,743,106
Total liabilities and stockholders’ equity	$8,145,547	$10,947,343

The accompanying notes are an integral part of these consolidated financial statements.

INVO BIOSCIENCE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2021	2020	2021	2020
Revenue:
Product revenue	$2,790	$157,500	$538,642	305,000
Clinic revenue	37,513	-	37,513	-
License revenue	178,571	178,571	535,714	535,714
Total revenue	218,874	336,071	1,111,869	840,714
Cost of goods sold:
Production costs	17,987	24,966	90,464	71,268
Depreciation	2,431	2,432	7,294	7,294
Total cost of goods sold	20,418	27,398	97,758	78,562
Gross profit	198,456	308,673	1,014,111	762,152
Operating expenses
Selling, general and administrative expenses	2,416,791	1,463,887	6,581,516	4,311,872
Research and development expenses	55,391	112,552	152,674	177,492
Total operating expenses	2,472,182	1,576,439	6,734,190	4,489,364
Loss from operations	(2,273,726)	(1,267,766)	(5,720,079)	(3,727,212)
Other income (expense):
Loss from equity method joint ventures	(113,492)	-	(113,492)	-
Gain on extinguishment of debt	-	-	159,126	-
Interest income	(843)	-	3,595	-
Interest expense	(92,544)	(504,061)	(1,078,895)	(811,888)
Foreign currency exchange loss	(721)	-	(2,213)	-
Total other expenses	(207,600)	(504,061)	(1,031,879)	(811,888)
Net loss	(2,481,326)	(1,771,827)	(6,751,958)	(4,539,100)
Net loss attributable to noncontrolling interest	(238,543)	-	(238,543)	-
Net loss attributable to INVO Bioscience, Inc.	$(2,242,783)	$(1,771,827)	$(6,513,415)	$(4,539,100)
Net loss per common share:
Basic	$(0.24)	$(0.36)	(0.66)	(0.92)
Diluted	$(0.24)	$(0.36)	(0.66)	(0.92)
Weighted average number of common shares outstanding:
Basic	10,463,981	4,946,125	10,267,495	4,932,405
Diluted	10,463,981	4,946,125	10,267,495	4,932,405

The accompanying notes are an integral part of these consolidated financial statements.

INVO BIOSCIENCE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

(UNAUDITED)

	Common Stock		Additional Paid-in	Accumulated	Noncontrolling
	Shares	Amount	Capital	Deficit	Interest	Total

Balances, December 31, 2019	4,884,879	$489	$20,174,682	$(23,888,766)	-	$(3,713,595)
Common stock issued to directors and employees	56,506	5	400,670	-	-	400,675
Common stock issued to service providers	12,501	1	80,299	-	-	80,300
Stock options issued to employees	-	-	852,187	-	-	852,187
Discount on convertible notes payables	-	-	3,123,905	-	-	3,123,905
Rounding shares as a result of stock split	24	-	-	-	-	-
Stock issuance costs	-	-	(106,316)	-	-	(106,316)
Net loss	-	-	-	(4,539,100)	-	(4,539,100)
Balances, September 30, 2020	4,953,910	$495	$24,525,427	$(28,427,866)	-	$(3,901,944)

Balances, December 31, 2020	9,639,268	$964	$37,978,224	$(32,236,082)	-	$5,743,106

Common stock issued to directors and employees	44,806	4	274,694	-	-	274,698
Common stock issued for services	96,500	10	324,840	-	-	324,850
Conversion of notes payable and accrued interest	388,684	39	1,243,749	-	-	1,243,788
Proceeds from warrant exercise	39,095	4	123,558	-	-	123,562
Proceeds from unit purchase option exercise	77,444	8	246,270	-	-	246,278
Cashless warrant exercise	91,709	9	(9)	-	-	-
Cashless unit purchase option exercise	86,529	8	(8)	-	-	-
Stock options issued to directors and employees as compensation	-	-	1,151,800	-	-	1,151,800
Net loss attributable to noncontrolling interest	-	-	-	-	(238,543)	(238,543)
Net loss attributable to INVO Bioscience, Inc.	-	-	-	(6,513,415)	-	(6,513,415)
Balances, September 30, 2021	10,464,035	$1,046	$41,343,118	$(38,749,497)	(238,543)	$2,356,124

The accompanying notes are an integral part of these consolidated financial statements.

INVO BIOSCIENCE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months
	Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(6,751,958)	$(4,539,100)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash stock compensation issued for services	282,633	80,300
Non-cash stock compensation issued to directors and employees	274,698	400,675
Fair value of stock options issued to employees	1,151,800	852,187
Amortization of discount on notes payable	1,014,959	678,043
Amortization of leasehold right of use asset	63,047	16,930
Gain on extinguishment of debt	(159,126)	-
Loss from equity method investment	113,492	-
Depreciation and amortization	23,680	8,938
Changes in assets and liabilities:
Accounts receivable	(28,960)	3,859
Interest receivable	(579)	-
Inventory	(25,018)	(140,097)
Prepaid expenses and other current assets	(75,661)	(22,757)
Accounts payable and accrued expenses	186,656	84,448
Accrued compensation	(65,415)	139,575
Deferred revenue	(535,714)	(535,715)
Leasehold liability	(21,091)	(16,067)
Accrued interest	34,811	34,870
Income taxes payable	(1,062)	(912)
Net cash used in operating activities	(4,518,808)	(2,954,823)
Cash from investing activities:
Payments to acquire property, plant, and equipment	(744,247)	(20,528)
Payments to acquire patents	(17,633)	-
Payments to acquire trademarks	(20,909)	(37,480)
Investment in joint ventures	(252,884)	(32,674)
Payment for notes receivable	(200,000)	-
Net cash used in investing activities	(1,235,673)	(90,682)
Cash from financing activities:
Proceeds from the sale of notes payable	-	2,998,905
Proceeds from notes payable	-	157,620
Proceeds from warrant exercise	123,562	-
Proceeds from unit purchase option exercise	246,278	-
Principal payment on notes payable – related parties	-	(40,000)
Principal payment on notes payable	-	(295,000)
Payment of stock issuance expenses	-	(106,316)
Net cash provided by financing activities	369,840	2,715,209
Increase (decrease) in cash and cash equivalents	(5,384,641)	(330,296)
Cash and cash equivalents at beginning of period	10,097,760	1,238,585
Cash and cash equivalents at end of period	$4,713,119	$908,289

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$29,125	$83,134
Taxes	$912	$1,062
Noncash activities:
Common stock issued upon note payable and accrued interest conversion	$1,243,788	$-
Common stock issued for prepaid services	$168,850	$-
Cashless exercise of warrants	$9	$-
Cashless exercise of unit purchase options	$8	$-
Initial ROU asset and lease liability	$1,374,956	$-
Fair value of options issued for debt	$-	$868,985
Fair value of warrants issued with debt	$-	$999,464
Fair value of warrants issued related to debt placement	$-	$47,293
Beneficial conversion feature on convertible notes	$-	$1,208,163

The accompanying notes are an integral part of these consolidated financial statements.

INVO BIOSCIENCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

(UNAUDITED)

Note 1 – Description of Business

INVO Bioscience, Inc. (“INVO” or the “Company”) is a medical device company focused on the Assisted Reproductive Technology (“ART”) marketplace. The primary focus is the manufacture and sale of the INVOcell device and the INVO technology to provide an alternative infertility treatment option for couples. The Company’s patented device, the INVOcell, is the first intravaginal culture (“IVC”) system in the world used for the natural in vivo incubation of eggs and sperm during fertilization and early embryo development (the “INVO Procedure”). INVOcell was granted clearance in the United States by the U.S. Food & Drug Administration (“FDA”) in November 2015, received the CE mark in October 2019, and is now positioned to help provide millions of infertile couples across the globe access to a new infertility treatment option. The Company believes this novel device and procedure provides a more natural, safe, effective, efficient, and economical fertility treatment compared to current infertility treatments, including in vitro fertilization (“IVF”) and intrauterine insemination (“IUI”). Unlike conventional infertility treatments such as IVF where the eggs and sperm develop into embryos in a laboratory incubator, the INVOcell utilizes the women’s vaginal cavity as an incubator to support a more natural fertilization and embryo development environment. This novel device promotes in vivo conception and early embryo development.

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated balance sheets as of September 30, 2021, and December 31, 2020, the consolidated statements of operations for the three and nine months ended September 30, 2021, and 2020 and stockholders’ equity (deficiency) and consolidated statement of cash flows for the nine months ended September 30, 2021, and 2020 of the Company, and the related information contained in these notes have been prepared by management and are unaudited. In the opinion of management, all adjustments (which include normal recurring and nonrecurring items) necessary to present fairly the Company’s financial position, results of operations and cash flows in conformity with generally accepted accounting principles (“GAAP”) for the periods presented have been made. Interim operating results are not necessarily indicative of operating results for a full year.

The accompanying consolidated financial statements present on a consolidated basis the accounts of the Company and its wholly owned subsidiaries and controlled affiliates. The Company presents noncontrolling interest within the equity section of its consolidated balance sheets and the amount of consolidated net income (loss) that is attributable to the Company and to the noncontrolling interest in its consolidated statement of operations. All significant intercompany accounts and transactions have been eliminated in consolidation.

The Company uses the equity method of accounting when it owns an interest in an entity whereby it can exert significant influence over but cannot control the entity’s operations.

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

The Company considers events or transactions that have occurred after the unaudited consolidated balance sheet date of September 30, 2021, but prior to the filing of the unaudited consolidated financial statements with the SEC in this Quarterly Report on Form 10-Q, to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure, as applicable. Subsequent events have been evaluated through the date of the filing of this Quarterly Report on Form 10-Q.

Business Segments

The Company operates in one segment and therefore segment information is not presented.

Variable Interest Entities

The Company’s consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and variable interest entities (“VIE”), where the Company is the primary beneficiary under the provisions of ASC 810, Consolidation (“ASC 810”). A VIE must be consolidated by its primary beneficiary when, along with its affiliates and agents, the primary beneficiary has both: (i) the power to direct the activities that most significantly impact the VIE’s economic performance; and (ii) the obligation to absorb losses or the right to receive the benefits of the VIE that could potentially be significant to the VIE. The Company reconsiders whether an entity is still a VIE only upon certain triggering events and continually assesses its consolidated VIEs to determine if it continues to be the primary beneficiary. See “Note 3 – Joint Ventures” for additional information on the Company’s VIEs.

Noncontrolling Interests

The noncontrolling interest in an affiliate is presented within total equity in the Company’s consolidated balance sheets. The Company presents the noncontrolling interest and the amount of consolidated net income (loss) attributable to INVO in its consolidated statements of operations. The Company’s earnings per share is calculated based on net income (loss) attributable to INVO’s stockholders. The carrying amount of the noncontrolling interest is adjusted based on an allocation of subsidiary earnings based on ownership interest.

Equity Method Investments

Investments in unconsolidated affiliates in which the Company exerts significant influence but does not control or otherwise consolidate are accounted for using the equity method. Equity method investments are initially recorded at cost. These investments are included in investment in joint ventures in the accompanying consolidated balance sheets. The Company’s share of the profits and losses from these investments is reported in loss from equity method joint venture in the accompanying consolidated statements of operations. The Company monitors its investments for other-than-temporary impairment by considering factors such as current economic and market conditions and the operating performance of the investees and records reductions in carrying values when necessary.

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

Long- Lived Assets

Long-lived assets and certain identifiable assets related to those assets are periodically reviewed for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable. If the non-discounted future cash flows of the asset are less than their carrying amount, their carrying amounts are reduced to the fair value and an impairment loss recognized. There was no impairment recorded during the nine months ended September 30, 2021, and 2020.

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

Loss Per Share

Basic loss per share calculations are computed by dividing net loss attributable to the Company’s common shareholders by the weighted-average number of common shares outstanding. Diluted earnings per share are computed similar to basic earnings per share except that the denominator is increased to include potentially dilutive securities. The Company’s diluted loss per share is the same as the basic loss per share for the three and nine months ended September 30, 2021, and 2020, as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss attributable to INVO Bioscience common shareholders (numerator)	$(2,242,783)	$(1,771,827)	$(6,513,415)	$(4,539,100)
Basic and diluted weighted-average number of common shares outstanding (denominator)	10,463,981	4,946,125	10,267,495	4,932,405
Basic and diluted net loss per common share	(0.24)	(0.36)	(0.66)	(0.92)

The Company has excluded the following dilutive securities from the calculation of fully diluted shares outstanding because the result would have been anti-dilutive:

	As of September 30,
	2021	2020
Options	1,118,911	588,321
Convertible notes and interest	160,591	627,738
Unit purchase options and warrants	216,193	971,568
Total	1,495,695	2,187,627

Recently Adopted Accounting Pronouncements

None.

INVO BIOSCIENCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

(UNAUDITED)

Note 3 – Joint Ventures

Affiliate Name	Country	Percent (%) Ownership

HRCFG INVO, LLC	United States	50%
Bloom Invo, LLC	United States	40%
Positib Fertility, S.A. de C.V.	Mexico	33%
SNS MURNI INVO Bioscience Malaysia Sendirian Berhad*	Malaysia	50%
Ginekalix INVO Bioscience LLC Skopje*	Republic of North Macedonia	50%
Medesole INVO Bioscience India*	India	50%

*	Joint venture agreement has been entered into, but joint venture entity not yet created, therefore accounting treatment is currently undetermined.

HRCFG INVO, LLC

On March 10, 2021, the Company’s wholly owned subsidiary, INVO Centers, LLC (“INVO CTR”), entered into a limited liability company agreement with HRCFG, LLC (“HRCFG”) to form a joint venture for the purpose of establishing an INVO Center in Birmingham, Alabama. The name of the joint venture entity is HRCFG INVO, LLC (the “Alabama JV”). In connection with the formation of the Alabama JV, the Company provided an initial $30,000 in funding, in exchange for a note, which will be repaid from the operating profit of the Alabama JV. As of September 30, 2021, the Company has provided an additional $1,300,000 to the Alabama JV pursuant to the note. Interest on the note accrues at a rate of 1.5% per annum.

The Company determined the Alabama JV is a VIE and the Company is the primary beneficiary, as a result the Company consolidated the Alabama JV’s results with its own. For the three and nine months ended September 30, 2021, the Alabama JV recorded a net loss of $477,086. HRCFG’s noncontrolling interest in the Alabama JV was $238,543. As the Alabama JV only operated part of the period and is still in ramp up phase, pro forma financials have not been provided for this period.

Bloom Invo, LLC

On June 28, 2021, INVO CTR entered into a joint venture agreement (the “Bloom Agreement”) with Bloom Fertility, LLC (“Bloom”) to organize and own in a joint venture entity formed as Bloom INVO, LLC (the “Georgia JV”). The Georgia JV will, subject to the equity and debt arrangements in the Bloom Agreement, assist Bloom in establishing an INVO Center that will offer INVO technologies. In connection with the formation of the Georgia JV, the Company provided an initial $200,000 in funding, in exchange for a note issued by the Georgia JV, which will be repaid from the operating profit of the Georgia JV.

The Company determined the Georgia JV is a VIE and is currently in the process of determining if the Company is the primary beneficiary. As the financial results of the Georgia JV are immaterial for the third quarter, the Company will use the equity method to account for its interest in the Georgia JV. As of September 30, 2021, the Company invested $165,170 in the Georgia JV. For the three and nine months ended September 30, 2021, the Georgia JV recorded a net loss of $283,731 of which the Company recognized a loss from equity investment of $113,492. As the Georgia JV only operated part of the period and is still in ramp up phase, pro forma financials have not been provided for this period.

Positib Fertility, S.A. de C.V.

On September 24, 2020, INVO CTR entered into a Pre-Incorporation and Shareholders Agreement with Francisco Arredondo, MD PLLC (“Arredondo”) and Security Health LLC, a Texas limited liability company (“Ramirez”, and together with INVO CTR and Arredondo, the “Shareholders”) under which the Shareholders will commercialize the INVO Procedure and offer related medical treatments in Mexico. Each party owns one-third of the Mexican incorporated company, Positib Fertility, S.A. de C.V. (the “Mexico JV”).

The Company determined the Mexico JV is a VIE, and that there is no primary beneficiary. As a result, the Company will use the equity method to account for its interest in the Mexico JV. As of September 30, 2021, the Mexico JV was not yet operational and therefore had no profit or loss to report. As of September 30, 2021, the Company had invested $43,721 in the Mexico JV.

Note 4 – Inventory

Components of inventory are:

	September 30, 2021	December 31, 2020
Raw materials	$67,650	$72,022
Work in process	-	29,645
Finished goods	222,740	163,705
Total inventory	$290,390	$265,372

Note 5 – Property and Equipment

The estimated useful lives and accumulated depreciation for equipment are as follows as of September 30, 2021, and December 31, 2020:

Estimated Useful Life
Manufacturing equipment	6 to 10 years
Medical equipment	10 years
Office equipment	3 to 7 years

	September 30, 2021	December 31, 2020
Manufacturing equipment	$132,513	$132,513
Medical equipment	407,502	49,261
Office equipment	61,617	2,689
Leasehold improvements	327,078	-
Less: accumulated depreciation	(74,580)	(52,257)
Total equipment, net	$854,130	$132,206

During the three months ended September 30, 2021, and 2020, the Company recorded depreciation expense of $17,268 and $2,528, respectively.

During each of the nine months ended September 30, 2021, and 2020, the Company recorded depreciation expense of $22,323 and $7,583, respectively.

INVO BIOSCIENCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

(UNAUDITED)

Note 6 – Patents and Trademarks

The Company capitalizes the initial expense related to establishing patents by country and then amortizes the expense over the life of the patent, typically 20 years. It then expenses annual filing fees to maintain the patents. The Company regularly reviews the value of its patents in the marketplace in proportion to the expense it must spend to maintain the patent.

The Company has recorded the following patent costs:

	September 30, 2021	December 31, 2020
Patents	$95,355	$77,722
Accumulated amortization	(73,652)	(72,295)
Total patent costs, net	$21,703	$5,427

During the three months ended September 30, 2021, and 2020, the Company recorded amortization expenses related to patents of $453 and $452, respectively.

During the nine months ended September 30, 2021, and 2020, the Company recorded amortization expenses related to patents of $1,357 and $1,355, respectively.

The increase in the trademark assets of $20,909 was the result of additional legal fees.

The trademarks have an indefinite life and therefore are not amortized. Trademarks are periodically reviewed for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable. The trademark assets were created in 2019, and no material adverse changes have occurred since their creation.

Note 7 – Notes Receivable

On August 5, 2021, the Company entered into a promissory note with Bloom Invo, LLC. The note was entered into in conjunction with the Georgia JV, accrues interest at 3.25% per annum and principal and interest shall be repaid from 50% of the Georgia JV’s operating profit, net of reserves, no later than August 5, 2026. The balance as of September 30, 2021, consists of $200,000 principal and $579 of accrued interest.

The following table lists the Company’s notes receivable:

	September 30, 2021	December 31, 2020
Notes receivable – Bloom Invo, LLC	$200,579	$-
Total notes receivable	$200,579	$-

Note 8 – Leases

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

As of September 30, 2021, the Company’s lease components included in the consolidated balance sheet were as follows:

Lease component	Balance sheet classification	September 30, 2021
Assets
ROU assets - operating lease	Other assets	$1,391,228
Total ROU assets		$1,391,228

Liabilities
Current operating lease liability	Current liabilities	$107,513
Long-term operating lease liability	Other liabilities	1,327,693
Total lease liabilities		$1,435,206

Future minimum lease payments as of September 30, 2021 were as follows:

2021	$33,860
2022	137,388
2023	140,668
2024	125,762
2025 and beyond	1,193,694
Total future minimum lease payments	$1,631,372
Less: Interest	(196,166)
Total operating lease liabilities	$1,435,206

INVO BIOSCIENCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

(UNAUDITED)

Note 9 – Convertible Notes and Notes Payable

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

Pursuant to those certain Secured Convertible Notes issued in connection with the Purchase Agreements, interest on such Notes accrues at a rate of ten percent (10%) per annum and is payable either in cash or in shares of the Company’s common stock at a conversion price of $3.20 (following and subject to adjustment for stock splits, combinations or similar events and anti-dilution provisions, among other adjustments) on each of the six- and twelve-month anniversary of the issuance date and on the maturity dates of November 15, 2021, December 22, 2021 and December 30, 2021.

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

In November 2020, noteholders holding notes with a principal value of $1,319,840 elected to convert in connection with the public underwritten offering. In November and December 2020, the Company redeemed an additional $475,000 in principal note value. In March 2021, an additional $1,200,000 converted into equity. As of September 30, 2021, there is $500,000 in principal value of such notes that remains outstanding.

INVO BIOSCIENCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

(UNAUDITED)

Principal balances of the 2020 Convertible Notes were as follows:

	September 30, 2021	December 31, 2020

2020 Convertible Notes	500,000	1,700,000
Accrued interest	13,890	24,373
Less beneficial conversion feature discount	(45,232)	(604,897)
Less options discount	(55,284)	(224,051)
Less warrants discount	(58,505)	(229,954)
Less issuance cost	(14,330)	(129,408)
Total, net of discount	$340,539	$536,063

Interest expense on the 2020 Convertible Notes was $12,779 and $89,158 for the three months ended September 30, 2021, and 2020, respectively.

Interest expense on the 2020 Convertible Notes was $60,628 and $120,939 for the nine months ended September 30, 2021, and 2020, respectively.

Amortization of options discount on the 2020 Convertible Notes was $3,734 and $26,428 for the three months ended September 30, 2021, and 2020, respectively.

Amortization of options discount on the 2020 Convertible Notes was $168,767 and $35,805 for the nine months ended September 30, 2021, and 2020, respectively.

Amortization of warrant discount on the 2020 Convertible Notes was $3,955 and $27,053 for the three months ended September 30, 2021, and 2020, respectively.

Amortization of warrant discount on the 2020 Convertible Notes was $171,449 and $36,656 for the nine months ended September 30, 2021, and 2020, respectively.

Amortization of beneficial conversion feature on the 2020 Convertible Notes was $49,541 and $345,208 for the three months ended September 30, 2021, and 2020, respectively.

Amortization of beneficial conversion feature on the 2020 Convertible Notes was $559,665 and $468,231 for the nine months ended September 30, 2021, and 2020, respectively.

Amortization of issuance costs on the 2020 Convertible Notes was $20,594 and $61,187 for the three months ended September 30, 2021, and 2020, respectively.

Amortization of issuance costs on the 2020 Convertible Notes was $115,078 and $81,764 for the nine months ended September 30, 2021, and 2020, respectively.

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

INVO BIOSCIENCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

(UNAUDITED)

Note 10 – Related Party Transactions

In November 2020, Paulson Investment Company served as a co-managing underwriter for the Company’s underwritten public offering and received fees and commissions for such role in the amount of $271,440. Trent Davis, one of the Company’s directors, is President of Paulson Investment Company. Mr. Davis did not receive any compensation related to the fees and commissions received by Paulson.

See “Note 16-Subsequent Events” for information relating to the Company’s October 2021 Offering.

Note 11 – Stockholders’ Equity

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

On October 22, 2020, the Company’s board of directors approved a reverse stock split of the Company’s common stock at a ratio of 5-for-8 and also approved a proportionate decrease in the Company’s authorized common stock to 125,000,000 shares from 200,000,000. On November 5, 2020, the Company filed a certificate of change (with an effective date of November 9, 2020) with the Nevada Secretary of State pursuant to Nevada Revised Statutes 78.209 to effectuate a 5-for-8 reverse stock split of its outstanding common stock. As a result of the reverse stock split, 133 shares were issued in lieu of fractional shares. On November 6, 2020, the Company received notice from FINRA/OTC Corporate Actions that the reverse split would take effect at the open of business on November 9, 2020, and the reverse stock split took effect on that date.

The consolidated financial statements presented reflect the reverse splits.

Public offering

On November 12, 2020, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Roth Capital Partners, LLC, as representative of the several underwriters (the “Underwriters”), in connection with the Company’s public offering (the “Offering”) of 3,625,000 shares of common stock, at a public offering price of $3.20 per share. The initial closing of the Offering for 3,625,000 shares of common stock took place on November 17, 2020. On November 18, 2020, the Underwriters exercised their option pursuant to the Underwriting Agreement to purchase an additional 528,750 shares of common stock (the “Option Shares”). The closing for the Option Shares took place on November 20, 2020, for which the Company received approximately $1.5 million in net proceeds after deducting underwriting discounts and commissions. With the exercise of the option to purchase the Option Shares, the total amount of shares of common stock sold in the Offering was 4,153,750 shares with aggregate net proceeds received by the Company of approximately $11.8 million after deducting underwriting discounts and commissions and offering expenses.

During the year ended December 31, 2020, the Company incurred approximately $1.8 million of offering costs related to issuance of common stock.

Nine months Ended September 30, 2021

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

As of September 30, 2021, the Company had issued 44,806 shares of common stock to employees and directors and 91,500 shares of common stock to consultants with a fair value of $274,698 and $293,650, respectively. The shares were issued under the 2019 Stock Incentive Plan.

As of September 30, 2021, the Company issued 5,000 shares of its common stock to consultants in consideration of services rendered with a fair value of $31,200. There shares were issued pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended. The Company did not receive any proceeds from this issuance.

INVO BIOSCIENCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

(UNAUDITED)

Note 12 – Equity-Based Compensation

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

The following table sets forth the activity of the options to purchase common stock under the 2019 Plan.

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding as of December 31, 2020	939,114	$5.73	$17,250
Granted	179,797	3.14	-
Exercised	-	-	-
Canceled	-	-	-
Balance as of September, 2021	1,118,911	$5.32	$333,368
Exercisable as of September, 2021	582,858	$2.63	$17,325

The fair value of each option granted is estimated as of the grant date using the Black-Scholes option pricing model with the following assumptions:

Nine months ended September 30,
	2021	2020
Risk-free interest rate range	0.22 to 0.73%	0.48 to 1.65%
Expected life of option-years	5.3 to 6.5	5.20 to 5.77
Expected stock price volatility	107 to 125%	110.8 to 128. %
Expected dividend yield	-%	-%

INVO BIOSCIENCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

(UNAUDITED)

The risk-free interest rate is based on U.S. Treasury interest rates, the terms of which are consistent with the expected life of the stock options. Expected volatility is based upon the average historical volatility of the Company’s common stock over the period commensurate with the expected term of the related instrument. The expected life and estimated post-employment termination behavior is based upon historical experience of homogeneous groups, executives and non-executives, within the Company. The Company does not currently pay dividends on its common stock, nor does it expect to do so in the foreseeable future.

	Total Intrinsic Value of Options Exercised	Total Fair Value of Options Vested
Year ended December 31, 2020	$-	$1,495,744
Nine months ended September 30, 2021	$-	$1,137,129

For the nine months ended September 30, 2021, the weighted average grant date fair value of options granted was $2.37 per share. The Company estimates the fair value of options at the grant date using the Black-Scholes model. For all stock options granted through September 30, 2021, the weighted average remaining service period is 4.0 years.

The Company recognized $391,194 and $259,547 in stock-based compensation expense for stock options for the three months ended September 30, 2021, and 2020, respectively. The Company recognized $1,151,800 and $852,187 in stock-based compensation expense related to stock options for the nine months ended September 30, 2021, and 2020, respectively. Unamortized stock option expense as of September 30, 2021, to be amortized over the weighted-average remaining service period totaled $1,937,560.

Restricted Stock and Restricted Stock Units

In the nine months ended September 30, 2021, the Company issued 44,806 shares of restricted stock to certain employees and directors under the Company’s 2019 Plan. Restricted stock and restricted stock units issued to employees and directors generally vest either at grant or vest over a period of one year from grant.

The following table summarizes the Company’s aggregate restricted stock awards and restricted stock unit activity under the Company’s 2019 Plan during the nine months ended September 30, 2021:

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Value of Shares

Balance as of December 31, 2020	16,698	$4.67	$77,927
Granted	86,563	3.62	285,094
Vested	(74,669)	3.51	(262,356)
Forfeitures	-	-	-
Balance as of September 30, 2021	28,592	$3.34	$100,665

INVO BIOSCIENCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

(UNAUDITED)

The Company recognized $87,912 and $67,202 in stock-based compensation expense related to restricted stock and restricted stock units for the three months ended September 30, 2021, and 2020, respectively. The Company recognized $266,718 and $388,173 in stock-based compensation expense for restricted stock and restricted stock units for the nine months ended September 30, 2021, and 2020, respectively.

Note 13 – Unit Purchase Options and Warrants

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

The risk-free interest rate is based on U.S. Treasury interest rates, the terms of which are consistent with the expected life of the unit purchase options and warrants. Expected volatility is based upon the historical volatility of the Company’s common stock over the period commensurate with the expected term of the related instrument. The unit purchase options and warrants are valued assuming projected reset events adjusting the exercise price and a forced exercise upon a projected fundamental transaction by management. The unit purchase options and warrants early exercise are modeled assuming registration after 180 days. The Company does not currently pay dividends on its common stock, nor does it expect to in the foreseeable future.

The following table sets forth the activity of unit purchase options:

	Number of Unit Purchase Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding as of December 31, 2020	303,623	$3.20	$-
Granted	-	-	-
Exercised	210,730	3.20	427,839
Canceled	-	-	-
Balance as of September 30, 2021	92,893	$3.20	$2,606

The following table sets forth the activity of warrants:

	Number of Warrants	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding as of December 31, 2020	310,373	$3.48	$-
Granted	-	-	-
Exercised	180,323	3.20	457,839
Canceled	-	-	-
Balance as of September 30, 2021	130,050	$3.74	$4,431

INVO BIOSCIENCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

(UNAUDITED)

Note 14 – Income Taxes

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

Income tax expense was $0 for each of the three and nine months ended September 30, 2021, and 2020. The annual forecasted effective income tax rate for 2021 is 0%, with a year-to-date effective income tax rate for the nine months ended September 30, 2021, of 0%.

Note 15 – Commitments and Contingencies

INVO Bioscience, Inc. v. James Bowdring

On August 7, 2019, the Company sent James Bowdring, the brother of the Company’s then Chief Financial Officer, a check in the amount of $65,197 as full and final payment under those certain promissory notes dated April 8, 2011, and November 9, 2011. On August 8, 2019, Mr. Bowdring’s legal counsel returned the check. The basis for returning the check was a claim that the interest due under the Notes called for compounded interest and not per annum interest, this amount is recorded in Accounts Payable and Accrued Liabilities on the Consolidated Balance Sheet. In addition, the letter rejecting the tender of the payment in full check alleged Mr. Bowdring was considering a future intention to convert his Promissory Notes into shares of the Company’s common stock. Mr. Bowdring, through his counsel, indicated that such future intention to convert the Notes to common stock were contingent upon Mr. Bowdring addressing certain personal issues which were not disclosed by his counsel in the correspondence returning the checks. The Company does not believe that Mr. Bowdring has the right to seek conversion of the Notes once payment for the Notes has been tendered. In order to resolve the issue of the Company’s tender of payment in full versus Mr. Bowdring’s assertion that he can reject tender and seek conversion, the Company has filed an action in the Suffolk Superior Court in Boston on September 3, 2019, seeking Declaratory Judgment and Judgment for Breach of Contract. On September 30, 2019, Mr. Bowdring filed an answer and counterclaim under which he alleged breach of contract, fraud, promissory estoppel, unfair and deceptive practices and constructive trust. Mr. Bowdring is seeking receipt of all shares due under the adjusted conversion price.

The 10% Senior Secured Convertible Promissory Notes were issued on April 8, 2011, and November 9, 2011, with maturity dates thirty days subsequent to the dates of issuance. Interest was calculated at 10% per annum, compounded based on a 360-day year. Investors had the option to convert any unpaid principal and accrued interest into shares of Company’s common stock original conversion prices of $0.96 and $0.32, respectively, subject to adjustments upon the Company’s issuances of stock at prices less than the original conversion prices during the 24-months after issuance of each note.

The Company does not currently expect the above matter to have a material adverse effect upon either the Company’s results of operations, financial position, or cash flows.

Note 16 – Subsequent Events

On October 1, 2021, the Company and certain institutional and accredited investors and members of the Company’s management team (the “Investors”) entered into a securities purchase agreement (the “Securities Purchase Agreement”) pursuant to which the Company agreed to issue and sell to the Investors 1,240,737 shares (the “Shares”) of its common stock, par value $0.0001 per share (the “Common Stock”), in a registered direct offering (the “ Offering”) for aggregate gross proceeds of $4,044,802.62. The purchase price for each share in the Offering was $3.26. Steve Shum and Andrea Goren, the CEO and CFO of the Company, respectively, each purchased 30,674 shares in the Offering for gross proceeds of $199,994.48. The net proceeds to the Company from the Offering, after deducting placement agent fees and the Company’s estimated offering expenses, were approximately $3.65 million. Paulson Investment Company served as a placement agent for the Offering and received a fee for its role in the amount of $323,584.21, as   well as warrants to purchase 37,222 shares of the Company’s common stock at an exercise price of $3.912 per share. Trent Davis, one of the Company’s directors, is president of Paulson Investment Company. Mr. Davis did not receive any compensation related to the fees and warrants received by Paulson in the Offering.

On October 1, 2021, the Company entered into a Stock Purchase Agreement (the “Paradigm Purchase Agreement’) with Paradigm Opportunities Fund, LP an accredited institutional investor, pursuant to which the Company will issue to such investor 600,703 shares (the “Paradigm Shares”) of the Company’s common stock, for a purchase price of $3.329 per share for an aggregate purchase price of $1,999,740.29. This transaction is set to close on November 30, 2021. The Paradigm Purchase Agreement contains a $250,000 break-up fee whereby if either party fails to close, it will be required to pay the non-breaching party a fee of $250,000. The investor under the Purchase Agreement also agreed to a 1-year lock up period with respect to the Paradigm Shares.

On November 2, 2021, Ferring notified the Company of its intention to terminate the Ferring Agreement. Ferring gave notice of termination for convenience under Section 14.2(b) of the Ferring Agreement which requires 90-days prior written notice. Accordingly, the Ferring Agreement will officially terminate on January 31, 2022. Pursuant to the terms of the Ferring Agreement, for ninety (90) days after the expiration or termination, Ferring shall use commercially reasonable efforts to transition any customers to the Company and otherwise facilitate the orderly transition of the distribution from Ferring to the Company. In addition, Ferring shall provide the Company with a list of all then-existing customers. By its terms, the Company’s Supply Agreement with Ferring terminates upon termination of the Ferring Agreement on January 31, 2022.

In October 2021, the Company issued 20,000 shares of common stock to consultants under the 2019 Stock Incentive Plan.

In October 2021, the Company issued 10,000 shares of its common stock to consultants and employees in consideration of services rendered. There shares were issued pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended. The Company did not receive any proceeds from this issuance.

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

Overview

We are a medical device company focused in the Assisted Reproductive Technology (“ART”) marketplace. Our mission is to increase access to care and expand fertility treatment and patient care across the globe. Our patented device, the INVOcell, is the first intravaginal culture (“IVC”) system in the world used for the natural in vivo incubation of eggs and sperm during fertilization and early embryo development. INVOcell was granted clearance in the United States by the U.S. Food & Drug Administration (“FDA”) in November 2015, received the CE mark in October 2019, and is now positioned to help provide millions of infertile couples across the globe access to a new infertility treatment option. We believe this novel device and procedure provides a more natural, safe, effective, efficient and economical fertility treatment compared to current infertility treatments, including in vitro fertilization (“IVF”) and intrauterine insemination (“IUI”). Unlike conventional infertility treatments such as IVF where the eggs and sperm develop into embryos in a laboratory incubator, the INVOcell utilizes the women’s vaginal cavity as an incubator to support a more natural fertilization and embryo development environment. As such, this novel device promotes in vivo conception and early embryo development.

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

Sales and Marketing

Our product commercialization efforts are focused on identifying distributors and partners within targeted geographic regions that we believe can best promote, market and sale the INVOcell device and process to assist infertile couples in having a baby. We believe that our INVOcell procedure is an effective and affordable treatment option which can also be offered without the need for a more expensive IVF lab facility. We have been cleared to sell the INVOcell device in the United States since November 2015 after receiving de novo class II clearance from the FDA. Since our January 2019 exclusive sales, marketing and distribution agreement with Ferring International Center S.A. (“Ferring”) for the U.S., our primary focus has been on supporting Ferring and establishing fertility clinics focused primarily on the INVOcell device and procedure (“INVO Centers”), as well as developing key international markets around the world.

We anticipate that we will experience quarterly fluctuations in our revenue as a result of our efforts to expand the sales of the INVO technology to new markets. We expect international sales will increase moving forward as we continue to expand our efforts to expand INVOcell globally. We will continue to seek out partners that will contractually commit to meeting agreeable performance objectives that are consistent with our goals and objectives.

Ferring

On November 12, 2018, we entered into a U.S. Distribution Agreement (the “Ferring Agreement”) with Ferring, which closed on January 14, 2019. Pursuant to the Ferring Agreement, among other things, we granted Ferring an exclusive license in the United States with rights to sublicense under patents related to our proprietary INVOcell™ intravaginal culture device together with the retention device and any other applicable accessories (collectively, the “Licensed Product”) to market, promote, distribute and sell the Licensed Product with respect to all therapeutic, prophylactic and diagnostic uses of medical devices or pharmaceutical products involving reproductive technology (including infertility treatment) in humans (the “Field”). Ferring is responsible, at its own cost, for all commercialization activities for the Licensed Product in the United States. We retained a limited exception to the exclusive license granted to Ferring allowing us, subject to certain restrictions, to establish up to five INVO Centers in the United States. We retained all commercialization rights for the Licensed Product outside of the United States. We believe the strategic partnership with a strong reproductive organization such as Ferring has helped provide us with the necessary sales and marketing resources and overall market credibility to execute our goal to expand adoption of the INVOcell device around the world.

The Ferring license was deemed to be a functional license that provides the counterparty with a “right to access” to our intellectual property during the subscription period and accordingly, revenue is recognized over a period of time, which is generally the subscription period. During the three and nine months ended September 30, 2021, we recognized $178,571 and $ 535,714 of revenue related to the Ferring license agreement, respectively.

As of September 30, 2021, we had deferred revenue of $3,035,715 relating to the Ferring Agreement.

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

On November 2, 2021, Ferring notified us of its intention to terminate the Ferring Agreement, which requires 90-days prior written notice. Accordingly, the Ferring Agreement will officially terminate on January 31, 2022. Pursuant to the terms of the Ferring Agreement, Ferring shall use commercially reasonable efforts to transition any customers to us and otherwise facilitate the orderly transition of the distribution from Ferring to us. By its terms, the Company’s Supply Agreement with Ferring terminates upon termination of the Ferring Agreement on January 31, 2022.

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

The following table sets forth a list of our current international distribution agreements:

INVOcell Registration
Market	Distribution Partner	Date	Initial Term	Status in Country

Canada	Invaron Pharmaceuticals Inc.	July 2020	1-Year	Completed
Mexico	Positib Fertility, S.A. de C.V.	Sept 2020	TBD**	Completed
Malaysia	iDS Medical Systems	Nov 2020	3-year	Completed
Jordan	Biovate	Sept 2019	1-year	Completed
Pakistan	Galaxy Pharma	Dec 2020	1-year	In process
Thailand	IVF Envimed Co., Ltd.	April 2021	1-year	In process
Sudan	Quality Medicines, Cosmetics & Medical Equipment Import	Sept 2020	1-year	In process
Ethiopia	Quality Medicines, Cosmetics & Medical Equipment Import	Sept 2020	1-year	In process
Uganda	Quality Medicines, Cosmetics & Medical Equipment Import	Sept 2020	1-year	In process
Nigeria	G-Systems Limited	Sept 2020	5-year	Completed
Togolese Republic	INVOSOLUX TOGO	Nov 2019	1-year	In process
Iran	Tasnim Behboud	Dec 2020	1-year	In process
Sri Lanka	Alsonic Limited	July 2021	1-year	In process

** Our Mexico JV. Please note that the registration is temporarily in the name of Proveedora de Equipos y Productos, S.A. de C.V. and will be transferred to Positib Fertility as soon as practicable.

Investment in Joint Ventures and Partnerships

As part of our commercialization strategy, we entered into a number of joint ventures and partnerships designed to establish new INVO Centers.

The following table sets forth a list of our current joint venture arrangements:

Affiliate Name	Country	Percent (%) Ownership

HRCFG INVO, LLC	United States	50%
Bloom Invo, LLC	United States	40%
Positib Fertility, S.A. de C.V.	Mexico	33%
SNS MURNI INVO Bioscience Malaysia Sendirian Berhad	Malaysia	50%
Ginekalix INVO Bioscience LLC Skopje	Republic of North Macedonia	50%
Medesole INVO Bioscience India	India	50%

The following table sets forth a list of our current partnership arrangements:

Partner	Country	Partnership Split
Lyfe Medical	United States	40%

Alabama JV Agreement

On March 10, 2021, our wholly owned subsidiary, INVO Centers, LLC (“INVO CTR”), entered into a limited liability company agreement with HRCFG, LLC (“HRCFG”) to form a joint venture for the purpose of establishing an INVO Center in Birmingham, Alabama. The name of the joint venture LLC is HRCFG INVO, LLC (the “Alabama JV”). The responsibilities of HRCFG’s principals include providing clinical practice expertise, performing recruitment functions, providing all necessary training, and providing day-to-day management of the clinic. The responsibilities of INVO CTR will be to provide access to and be the exclusive provider to the Alabama JV of the INVOcell and the INVO Procedure. INVO CTR will also perform all required in vitro fertilization, industry specific compliance and accreditation functions, and product documentation for product registration. We will also provide certain funding to the Alabama JV. In connection with the formation of the Alabama JV, we provided an initial $30,000 in funding, in exchange for a note issued by HRCFG, which will be repaid from the operating profit of the Alabama JV. As of September 30, 2021, we have provided an additional $1,300,000 to HRCFG pursuant to the note. Interest on the note accrues at a rate of 1.5% per annum. In addition, we agreed to issue 25,000 shares of our common stock to HRCFG (i) upon opening the Birmingham INVO Center for business, and (ii) upon each additional INVO Center opened for business by the Alabama JV.

The Alabama JV opened to patients on August 9, 2021, and initial treatment cycles commenced in September 2021.

The results of the Alabama JV are consolidated in our financial statements. For the three and nine months ended September 30, 2021, the Alabama JV recorded a net loss of $477,086. HRCFG’s noncontrolling interest in the Alabama JV was $238,543.

Georgia JV Agreement

On June 28, 2021, INVO CTR entered into a joint venture agreement (the “Bloom Agreement”) with Bloom Fertility, LLC (“Bloom”) to organize and own in a joint venture entity formed as “Bloom INVO LLC” (the “Georgia JV”). The Georgia JV will, subject to the equity and debt arrangements in the Bloom Agreement, assist Bloom in establishing an INVO Center (the “Atlanta Clinic”) that will offer INVO technologies, along with related procedures and such other technologies or procedures that may be agreed to by the parties to the Bloom Agreement from time to time. We will make available to the Georgia JV the INVO technologies, and, subject to INVO’s existing third-party distribution arrangements, be the exclusive provider to the Georgia JV of the INVOcell and other medical devices and supplies for use at the Atlanta Clinic. The Georgia JV will provide comprehensive management services to the Atlanta Clinic, including full administrative, billing and collection, business, consulting, financial, marketing, staffing, and other support services necessary for its operations, including but not limited to clinical laboratory services, pursuant to an exclusive, long-term management services agreement. Bloom will provide all professional services required for the operation of the Atlanta Clinic. In connection with the formation of the Georgia JV, we provided an initial $200,000 in funding, in exchange for a note issued by the Georgia JV, which will be repaid from the operating profit of the JV.

The Georgia JV opened to patients on September 7, 2021, and commenced initial treatment cycles in November 2021.

The Georgia JV is accounted for using the equity method on our balance sheet. As of September 30, 2021, INVO invested $165,170 in the Georgia JV. For the three and nine months ended September 30, 2021, the Georgia JV recorded a net loss of $283,731 of which we recognized a loss from equity investment of $113,492.

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

The Mexico JV opened to patients on November 1, 2021, and expects to commence initial treatment cycles before the end of the year.

The Mexico JV is accounted for using the equity method on our balance sheet. As of September 30, 2021, the Mexico JV was not yet operational and therefore has no profit or loss to report. As of September 30, 2021, INVO invested $43,721 in the Mexico JV.

Malaysia JV Agreement

On November 23, 2020, we entered into a joint venture agreement with SNS Murni SDN BHD (“SNS Murni”), a company incorporated in Malaysia, to establish an exclusive joint venture in Malaysia to (i) introduce, promote and market technologies related to the INVOcell and INVO Procedure in dedicated government-owned fertility clinics in Malaysia, and (ii) establish INVO Centers in Malaysia. The joint venture is co-managed and owned 50% by each of INVO Bioscience and SNS Murni. As of September 30, 2021, no joint venture entity had been formed.

North Macedonia JV Agreement

On November 23, 2020, we entered into a joint venture agreement with Ginekaliks Dooel (“Ginekaliks”), a limited liability company incorporated in the Republic of North Macedonia, to establish an exclusive joint venture to (i) commercialize, introduce, promote and market technologies related to the INVOcell and INVO Procedure in the Republic of North Macedonia, and (ii) establish an INVO Center. The joint venture will be co-managed and owned 50% by each of INVO and Ginekaliks. As of September 30, 2021, no joint venture entity had been formed.

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

The India JV will be co-managed and owned 50% by each of INVO and Medesole, who will share equally in the expenditures, revenues and profits of the India JV. The Agreement has a term of three years and may be terminated by either party on 180 days’ prior written notice. As of September 30, 2021, no joint venture entity had been formed.

Lyfe Medical Center I, LLC Partnership agreement

On April 9, 2021, we entered into a partnership agreement (the “Lyfe Agreement”) with Lyfe Medical Center I, LLC (“Lyfe”) in connection with Lyfe’s intention to establish an INVO Center in the Bay Area of California (the “Bay Area Clinic”). Pursuant to the Lyfe Agreement, we will provide embryology laboratory services in connection with the INVO Procedure and other fertility treatments (the “Lab Services”) to be provided by Lyfe to its patients at the Bay Area Clinic. Under the terms of the Lyfe Agreement, we will receive 40% of the net income received by the Bay Area Clinic for the performance of the Lab Services. As of September 30, 2021, the Bay Area Clinic was not yet operational.

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

Our cash needs are primarily attributable to funding our sales and marketing efforts, strengthening our training capabilities, satisfying existing obligations, funding our clinical activities for additional indications for use, building an administrative infrastructure, and costs and professional fees associated with being a public company. We currently expect our existing distribution and partnership agreements, together with our INVO Centers, to provide increased revenue in the future, which we expect will help offset the higher level of spending.

We expect to continue incurring losses in the near term as we continue to invest in INVO Centers in the United States and abroad, and in the global expansion of our business and the INVOcell technology.

We cannot accurately predict the level of success our key partners will experience in the near future. However, we anticipate that we will continue to expand the market for the INVOcell device and INVO Procedure across the world with distributor partnerships and INVO Center joint ventures.

Results of Operations

During the third quarter of 2021, we made further progress with our commercialization goals with the opening and initial patient visits at the INVO Centers in Birmingham, Alabama and Atlanta, Georgia as well as the further addition of key personnel to our operating team. Our recently added marketing resources are working to enhance our branding and messaging in preparation to support both the new INVO Centers as well as our distribution partners around the world. Our dedicated team is looking to aggressively drive awareness for the INVOcell through the balance of this year and the next and to help accelerate adoption and expand fertility care through the utilization of our technology.

Our commercialization efforts continue to focus on the substantial, underserved patient population and on expanding access to advanced fertility treatments. We believe our technology can help address the key challenges of affordability and capacity to provide care to the vast number of patients that go untreated every year. This represents the major opportunity for INVOcell. While the ongoing pandemic may have delayed our progress in some markets, the fertility industry has and continues to expand, and we believe our growing volume of partners (both distributors and JVs) affords us a strong forward-looking outlook. Subsequent to the period end, we were notified by Ferring of their intent to terminate the Ferring Agreement. We believe we have adequate infrastructure and resources to take over and manage U.S. distribution for the INVOcell and it is our intention to do so once the Ferring Agreement officially terminates on January 31, 2022. In the future, we may or may not seek to identify alternative distribution partners for the U.S. market.

The ART market also continues to benefit from a number of industry tailwinds, including 1) the large under-served potential patient population, 2) increasing infertility rates around the world 3) growing awareness and education of fertility treatment options, 4) a growing acceptance of fertility treatment, 5) improvements in procedure techniques and hence improvements in pregnancy success rates and 6) generally improving insurance (private and public) reimbursement trends.

Three months ended September 30, 2021, compared to the three months ended September 30, 2020

Revenue

Revenue for the three months ended September 30, 2021, was approximately $0.2 million compared to approximately $0.3 million for the three months ended September 30, 2020. Of the $0.2 million in revenue for 2021, $37,513 was related to clinic revenue from the consolidated Alabama JV with the clinic only being open for part of the period. The decrease of approximately $0.1 million, or approximately 35%, was related to a decrease in product sales to Ferring. Ferring’s minimum purchase requirements were based on a calendar year and hence contributed to quarterly fluctuations in revenue.

Gross Profit

Gross profit for the three months ended September 30, 2021, was approximately $0.2 million compared to approximately $0.3 million for the three months ended September 30, 2020. Gross margins were approximately 91% and 92% for the three months ended September 30, 2021, and 2020, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2021, were approximately $2.4 million compared to approximately $1.5 million for the three months ended September 30, 2020. The increase of approximately $0.9 million, or approximately 65%, was primarily the result of approximately $0.5 million in increased expenses related to the operations of the consolidated Alabama JV, approximately $0.3 million in increased personnel and board expenses, and $0.1 million in investor relations and regulatory activities. We also incurred approximately $0.5 million of non-cash, stock-based compensation expense in the period, compared to $0.3 million for the same period in the prior year.

Research and Development Expenses

We began to fund additional research and development (“R&D”) efforts in 2020 as part of our 5-day label expansion efforts. R&D expenses were $0.06 and $0.1 million for the three months ended September 30, 2021, and September 30, 2020, respectively.

Loss from equity investment

Loss from equity investments for the three months ended September 30, 2021, was approximately $0.1 million compared to $0 for the three months ended September 30, 2020. The increase in loss is due to the investment in Atlanta JV becoming operational in the third quarter of 2021. The clinic was only open for part of the period and was still in the early ramp up phase.

Interest Expense and Financing Fees

Interest expense and financing fees were approximately $0.09 million for the three months ended September 30, 2021, compared to approximately $0.5 million for the three months ended September 30, 2020.

Net Loss Attributable to Noncontrolling Interest

Net loss attributable to non-controlling interests for the three months ended September 30, 2021, was approximately $0.2 million compared to $0 for the three months ended September 30, 2021. The entire $0.2 million is attributable to HRCFG’s interest in the Alabama JV.

Nine months ended September 30, 2021, compared to the nine months ended September 30, 2020

Revenue

Revenue for the nine months ended September 30, 2021, was approximately $1.1 million, compared to approximately $0.8 million for the nine months ended September 30, 2020. The increase of approximately $0.3 million, or approximately 32%, was related to of an increase in product sales to Ferring as well as clinic revenue from the consolidated Alabama JV. The sales to Ferring in the first quarter of 2021 were related to satisfying the minimum purchase requirements for 2020 as described above under Ferring.

Gross Profit

Gross profit for the nine months ended September 30, 2021, was approximately $1.0 million compared to approximately $0.8 million for the nine months ended September 30, 2020. Gross margins were approximately 91% and approximately 91% for the nine months ended September 30, 2021, and 2020, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended September 30, 2021, were approximately $6.6 million compared to approximately $4.3 million for the nine months ended September 30, 2020. The increase of approximately $2.3 million, or approximately 53%, was primarily the result of approximately $0.9 million in increased personnel, board and business development consulting expenses, $0.6 in miscellaneous administrative costs, $0.5 million in increased expenses related to the operations of the consolidated Alabama JV, as well as approximately $0.3 million in startup costs related to INVO Center joint ventures and. We incurred approximately $1.4 million of non-cash, stock-based compensation expense in the period compared to $1.2 million for the same period last year.

Research and Development Expenses

R&D expenses were $0.2 for the nine months ended September 30, 2021, compared to $0.2 for the nine months ended September 30, 2020, and reflect the R&D efforts related to our 5-day label expansion described above.

Loss from equity investment

Loss from equity investments for the nine months ended September 30, 2021, was approximately $0.1 million compared to $0 for the nine months ended September 30, 2020. The increase in loss is due to the investment in Atlanta JV becoming operational in the third quarter of 2021. The clinic was only open for part of the period and was still in the early ramp up phase.

Other Income

Other income for the nine months ended September 30, 2021, was $0.2 million compared to $0 for the nine months ended September 30, 2020. The increase of $0.2 million was the result of the extinguishment of our Paycheck Protection Program note and related interest being forgiven.

Interest Expense and Financing Fees

Interest expense and financing fees were approximately $1.1 million for the nine months ended September 30, 2021, compared to approximately $0.8 million for the nine months ended September 30, 2020. The increase of approximately $0.3 million was primarily non-cash and due to an increase in amortization of debt discount, debt issuance cost and interest on the 2020 Convertible Notes.

Net Loss Attributable to Noncontrolling Interest

Net loss attributable to noncontrolling interests for the nine months ended September 30, 2021, was approximately $0.2 million compared to $0 for the nine months ended September 30, 2021. The entire $0.2 million is attributable to HRCFG’s interest in the Alabama JV.

Liquidity and Capital Resources

For the nine months ended September 30, 2021, and 2020, we had net losses of approximately $6.5 million and approximately $4.5 million, respectively. The increase in net loss was due to increased operating expenses and interest expense, partially offset by an increase in product revenue. Approximately $2.7 million of the net loss was related to non-cash expenses for the nine months ended September 30, 2021, compared to $2.0 million for the nine months ended September 30, 2020. The Company had working capital of approximately $3.2 million as of September 30, 2021, compared to approximately $8.3 million as of December 31, 2020. As of September 30, 2021, the Company’s stockholder’s equity was approximately $2.3 million compared to approximately $5.7 million as of December 31, 2020. Cash used in operation for the first nine months of 2021 was approximately $4.5 million, compared to approximately $3.0 million for the first nine months of 2020.

During 2020, we raised approximately $13.8 million in debt and equity financings. During the first three quarters of 2021, we converted approximately $1.2 million of outstanding debt to equity and received approximately $370,000 of proceeds from unit purchase option and warrant exercises. Based on our current plan, we believe that the cash on our balance sheet as of September 30, 2021, and the additional $3.7 million raised in October 2021 and described in the Subsequent Event note above is sufficient liquidity for at least the next 12 months. Until we can generate a sufficient amount of cash from operations and to the extent additional funds are necessary to meet our longer-term liquidity needs and to execute our business strategy, we may need to raise additional funding, as we have done in the past, by way of debt and/or equity financings, up-front distribution licensing fees or a combination of these potential sources of funds. Such additional funding may not be available on reasonable terms, if at all.

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

Cash Flows

The following table shows a summary of our cash flows for the nine months ended September 30:

	2021	2020
Cash (used in) provided by:
Operating activities	(4,518,808)	(2,954,823)
Investing activities	(1,235,673)	(90,682)
Financing activities	369,840	2,715,209

As of September 30, 2021, we had approximately $4.7 million in cash compared to approximately $10.1 million as of December 31, 2020. Net cash used in operating activities for the first nine months of 2021, was approximately $4.5 million, compared to approximately $3.0 million for the same period in 2020. The increase in net cash used in operations was primarily due to the increase in net loss.

During the nine months ended September 30, 2021, cash used in investing activities of approximately $1.2 million was primarily related to payments to acquire equipment for the Alabama JV, notes receivable involved with our investments in our joint ventures, as well as additional trademarks and patents. During the nine months ended September 30, 2020, cash used in investing activities of approximately $0.09 million was related to new molds and trademarks.

During the nine months ended September 30, 2021, cash provided by financing activities of approximately $0.4 million was primarily related to the exercise of unit purchase options and warrants. During the nine months ended September 30, 2020, cash provided by financing activities of approximately $2.7 million related to the proceeds from the 2020 Convertible Notes.

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

Variable Interest Entities

The Company’s consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and variable interest entities (“VIE”), where the Company is the primary beneficiary under the provisions of ASC 810, Consolidation (“ASC 810”). A VIE must be consolidated by its primary beneficiary when, along with its affiliates and agents, the primary beneficiary has both: (i) the power to direct the activities that most significantly impact the VIE’s economic performance; and (ii) the obligation to absorb losses or the right to receive the benefits of the VIE that could potentially be significant to the VIE. The Company reconsiders whether an entity is still a VIE only upon certain triggering events and continually assesses its consolidated VIEs to determine if it continues to be the primary beneficiary.

Equity Method Investments

Investments in unconsolidated affiliates in which we exert significant influence but do not control or otherwise consolidate are accounted for using the equity method. Equity method investments are initially recorded at cost. These investments are included in investment in joint ventures in the accompanying consolidated balance sheets. Our share of the profits and losses from these investments is reported in loss from equity method investment in the accompanying consolidated statements of operations. Management monitors its investments for other-than-temporary impairment by considering factors such as current economic and market conditions and the operating performance of the investees and records reductions in carrying values when necessary.

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

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2021, the end of the fiscal period covered by this Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2021.

(b) Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Please see Note 13 to the financial statements in our Annual Report on Form 10-K for the year ended December 31, 2020, for a description of pending litigation.

Item 1A. Risk Factors

You should carefully review and consider the information regarding certain factors that could materially affect our business, financial condition or future results set forth under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed on March 30, 2021. Except as set forth below, there have been no material changes from the factors disclosed in our 2020 Annual Report on Form 10-K, although we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Ferring gave us notice of its termination for convenience of our Distribution Agreement with them.

On November 2, 2021, Ferring International Center S.A. (“Ferring”) notified us of their intent to terminate the U.S. Distribution Agreement (the “Ferring Agreement”), pursuant to which we granted Ferring certain rights to sell our products in the United States market. Ferring gave notice of termination for convenience under Section 14.2(b) of the Ferring Agreement which requires 90-days prior written notice. Accordingly, the Ferring Agreement will officially terminate on January 31, 2022. By its terms, our Supply Agreement with Ferring will terminate upon termination of the Ferring Agreement. Under the terms of these agreements, Ferring was required to make certain minimum purchases during 2021 to maintain exclusivity under such agreements. Such purchases are no longer expected now that Ferring has given notice of termination. Ferring’s termination of these agreements could have a material adverse effect on our business, financial condition and results of operations.

Item 2. Unregistered Issuance of Equity Securities and Use of Proceeds

From January to October 2021, we issued 15,000 shares of its common stock to consultants and employees in consideration of services rendered. There shares were issued pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended. We did not receive any proceeds from this issuance.

See our Current Report on Form 8-K dated October 1, 2021, and filed with the Securities and Exchange Commission on October 5, 2021.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

1. See our Current Report on Form 8-K filed with the SEC on September 7, 2021.

2. See our Current Report on Form 8-K filed with the SEC on October 4, 2021.

3. See our Current Report on Form 8-K filed with the SEC on October 5, 2021.

Item 6. Exhibits

31.1*	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certifications of Principal Executive Officer and Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 16, 2021.

INVO Bioscience, Inc.

Date: November 15, 2021	By:	/s/ Steven Shum
Steven Shum, Chief Executive Officer
(Principal Executive Officer)

Date: November 15, 2021	By:	/s/ Andrea Goren
Andrea Goren, Chief Financial Officer
(Principal Financial and Accounting Officer)

