Form 10-K
period 2021-12-31
INVO Bioscience, Inc.
filed 2022-03-31
CIK 1417926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2021

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

The aggregate market value of the common equity held by non-affiliates of the registrant, based on the closing price of the shares of common stock on the Nasdaq Stock Market on June 30, 2021, was $46,939,332.

The number of shares outstanding of the registrant’s common stock, $0.0001 par value, as of March 31, 2022 was 12,089,298.

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

In this Annual Report on Form 10-K, INVO Bioscience, Inc. (INVO Bioscience, Inc., together with its subsidiaries, is referred to in this document as “we”, “us”, “INVO Bioscience”, “INVO,” or the “Company”), incorporates by reference certain information from parts of other documents filed with the Securities and Exchange Commission (“SEC”). The SEC allows us to disclose important information by referring to it in that manner. Please refer to all such information when reading this Annual Report on Form 10-K. All information is as of December 31, 2021, unless otherwise indicated. For a description of the risk factors affecting or applicable to our business, see “Risk Factors,” below.

The Company

We are a commercial-stage fertility company dedicated to expanding the assisted reproductive technology (“ART”) marketplace by making fertility care accessible and inclusive to people around the world. Our flagship product is INVOcell, a revolutionary medical device that allows fertilization and early embryo development to take place in vivo within the woman’s body. Our primary mission is to implement new medical technologies aimed at increasing the availability of affordable, high-quality, patient-centered fertility care. This treatment solution is the world’s first intravaginal culture technique for the incubation of oocytes and sperm during fertilization and early embryo development. This technique, designated as “IVC”, provides patients a more natural, intimate and more affordable experience in comparison to other ART treatments. The IVC procedure can deliver comparable results at a lower cost than traditional in vitro fertilization (“IVF”) and is a significantly more effective treatment than intrauterine insemination (“IUI”). Our commercialization strategy is focused on the opening of dedicated “INVO Centers” offering the INVOcell and IVC procedure (with three centers in North America now operational), in addition to continuing to sell our technology solution into existing fertility clinics.

We were formed on January 5, 2007, under the laws of the Commonwealth of Massachusetts under the name Bio X Cell, Inc. to acquire the assets of Medelle Corporation (“Medelle”). Dr. Claude Ranoux purchased and contributed all of the assets of Medelle, including four patents relating to the INVOcell technology, to Bio X Cell, Inc. upon its formation in January 2007.

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

Recent Developments

In January 2022, we issued 94,623 shares of common stock to Paradigm Opportunities Fund, LP (“Paradigm”). The shares were issued pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended. We received $315,000 in proceeds from this issuance. Pursuant to its terms, on March 30, 2022, we terminated the stock purchase agreement with Paradigm, under which Paradigm had committed to purchase 600,703 shares of our common stock for an aggregate purchase price of $1,999,740.29. We issued our termination notice when it became clear that Paradigm would not be able to fulfil its commitment in a timely fashion.

On March 29, 2022, the joint venture agreement between INVO and Medesole Healthcare and Trading Private Limited, India was terminated by us pursuant to the terms of the joint venture agreement after mutual agreement with Medesole that Medesole would not be able to fulfil its commitments in a timely fashion.

Operations

We operate with a core internal team and outsource certain operational functions in order to help accelerate our efforts as well as reduce internal fixed overhead needs and in-house capital equipment requirements. Our most critical management and leadership functions are carried out by our core management team. We have contracted out the manufacturing, packaging/labeling and sterilization of the device to a contract medical manufacturing company that completes final product manufacturing as well as manages the gamma sterilization process at a U.S. Food and Drug Administration (“FDA”) registered contract sterilization facility.

Employees

As of December 31, 2021, we had ten full time and two part time employees. We also engage key consultants to further support our operations.

Market Opportunity

The global ART marketplace is a large, multi-billion industry growing at a strong pace in many parts of the world as increased infertility rates, increased patient awareness, acceptance of treatment options, and improving financial incentives such as insurance and governmental assistance continue to drive demand. According to the European Society for Human Reproduction 2020 ART Fact Sheet, one in six couples worldwide experience infertility problems. Additionally, the worldwide market remains vastly underserved as a high percentage of patients in need of care continue to go untreated each year for many reasons, but key among them are capacity constraints and cost barriers. While there have been large increases in the use of IVF, there are still only approximately 2.6 million ART cycles, including IVF, IUI and other fertility treatments, performed globally each year, producing around 500,000 babies. This amounts to less than 3% of the infertile couples worldwide being treated and only 1% having a child though IVF. The industry remains capacity constrained which creates challenges in providing access to care to the volume of patients in need. A survey by “Resolve: The National Infertility Association,” indicates the two main reasons couples do not use IVF is cost and geographical availability (and/or capacity).

In the United States, infertility, according to the American Society of Reproductive Medicine (2017), affects an estimated 10%-15% of the couples of childbearing-age. According to the Centers for Disease Control (“CDC”), there are approximately 6.7 million women with impaired fertility. Based on preliminary 2020 data from the CDC’s National ART Surveillance System, approximately 326,000 IVF cycles were performed at 449 IVF centers, leaving the U.S. with a large, underserved patient population, which is similar to most markets around the world.

Competitive Advantages

We believe that the INVOcell, and the IVC procedure it enables, have the following key advantages:

Lower cost than IVF with equivalent efficacy. The IVC procedure can be offered for less than IVF due to lower cost of supplies, labor, capital equipment and general overhead. The laboratory equipment needed to perform an IVF cycle is expensive and requires ongoing costs as compared to what is required for an IVC cycle. As a result, we also believe INVOcell and the IVC procedure enable a clinic and its laboratory to be more efficient as compared to conventional IVF.

The IVC procedure is currently being offered at practicing clinics at a range of $5,000 - $11,000 per cycle and from $4,500 to $7,000 at the existing INVO Centers, thereby making it more affordable than conventional IVF (which tends to average $12,000 to $17,000 per cycle or higher).

Improved efficiency providing for greater capacity and improved access to care and geographic availability. In many parts of the world, including the U.S., IVF clinics tend to be concentrated in higher population centers and are often capacity constrained in terms of how many patients a center can treat, with volume often limited by the number of capital-intensive incubators available in IVF clinic labs. With the significant number of untreated patients along with the growing interest and demand for services, the industry remains challenged to provide sufficient access to care and to do so at an economical price. We believe INVOcell, and the IVC procedure it enables, can play a significant role in helping to address these challenges. According to the 2020 CDC Report, there are approximately 449 IVF centers in the U.S. We estimate that by adopting the INVOcell, IVF clinics can increase fertility cycle volume by up to 30% without adding to personnel, space and/or equipment costs. Our own INVO Centers also address capacity constraints by adding to the overall ART cycle capacity and doing so with comparable efficacy to IVF outcomes as well as at a lower per cycle price. Moreover, we believe that we are uniquely positioned to drive more significant growth in fertility treatment capacity in the future by partnering with existing OB/GYN practices. In the U.S., there are an estimated 5,000 OB/GYN offices, many of which offer fertility services (usually limited to consultation and IUI, but not IVF). Since the IVC procedure requires a much smaller lab facility, less equipment, and fewer lab personnel (in comparison to conventional IVF), it could potentially be offered as an extended service in an OB/GYN office. With proper training and a lighter lab infrastructure, the INVOcell could expand the business for these physicians and allow them to treat patients that are unable to afford IVF and provide patients with a more readily accessible, convenient, and cost-effective solution. With our three-pronged strategy (IVF clinics, INVO Centers and OB/GYN practices), in addition to lowering costs, we believe INVOcell and the IVC procedure can address our industry’s key challenges, capacity and cost, by their ability to expand and decentralize treatment and increase the number of points of care for patients in need. This powerful combination of lower cost and added capacity has the potential to dramatically open up access to care for patients around the world.

Greater patient involvement. With the IVC procedure, the patient uses their own body for fertilization, incubation and early embryo development which creates a greater sense of involvement, comfort and participation. In some cases, this may also free people from barriers related to ethical or religious concerns, or fears of laboratory mix-ups.

Sales and Marketing

Our product commercialization efforts are focused on identifying distributors and partners within targeted geographic regions that we believe can best promote, market, and sell the INVOcell and support our efforts to expand access to advanced fertility treatment for the large number of underserved infertile people hoping to have a baby. We believe that the IVC procedure is an effective and affordable treatment option that greatly reduces the need for more expensive IVF lab facilities and allows providers to pass on related savings to patients without compromising efficacy. We have been cleared to sell the INVOcell in the United States since November 2015 after receiving de novo class II clearance from the FDA. Our primary focus has been on establishing INVO Centers to promote the INVOcell and the IVC procedure, selling the INVOcell directly to U.S. fertility clinics, and developing key international market partnerships around the world.

We anticipate that we will experience quarterly fluctuations in our revenue as we expand the sales of the INVOcell to new markets in the U.S. and globally. We continue to seek partners that will contractually commit to meeting agreeable performance objectives that are consistent with our goals and objectives.

Ferring

On November 12, 2018, we entered into a U.S. Distribution Agreement (the “Ferring Agreement”) with Ferring International Center S.A. (“Ferring”), which closed on January 14, 2019. Pursuant to the Ferring Agreement, among other things, we granted Ferring an exclusive license in the United States to market, promote, distribute, and sell the INVOcell. Ferring was responsible, at its own cost, for all commercialization activities for in the United States. We retained a limited exception to the exclusive license granted to Ferring allowing us, subject to certain restrictions, to establish up to five INVO Centers in the United States, which as of March 2, 2021, was amended to seven centers. We retained all commercialization rights for the INVOcell outside of the United States.

On November 2, 2021, Ferring notified us of its intention to terminate the Ferring Agreement, which required 90-days prior written notice. Accordingly, the Ferring Agreement officially terminated on January 31, 2022. Pursuant to the terms of the Ferring Agreement, upon notice of termination, Ferring was required to use commercially reasonable efforts to transition any customers to us and otherwise facilitate the orderly transition of the distribution from Ferring to us. By its terms, our Supply Agreement with Ferring also terminated on January 31, 2022.

The Ferring license was deemed to be a functional license that provides the counterparty with a “right to access” to our intellectual property during the subscription period and accordingly, revenue is recognized over a period of time, which is generally the subscription period. During the years ended December 31, 2021, and 2020, we recognized $3.6 million and $0.7 million of revenue related to the Ferring license agreement, respectively.

As of December 31, 2021, we had no deferred revenue related to the Ferring Agreement as it was recognized in the fourth quarter of fiscal year 2021 in relation to the contract termination. The likelihood of Ferring exercising its rights became remote at the time notice of termination was received therefore INVO recognized the full remaining amount of the deferred revenue.

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

The following table sets forth a list of our current international distribution agreements:

INVOcell Registration
Market	Distribution Partner	Date	Initial Term	Status in Country

Canada	Invaron Pharmaceuticals Inc.	July 2020	1-Year	Completed
Mexico (a)	Positib Fertility, S.A. de C.V.	Sept 2020	TBD**	Completed
Malaysia	iDS Medical Systems	Nov 2020	3-year	Completed
Jordan	Biovate	Sept 2019	1-year	Completed
Pakistan	Galaxy Pharma	Dec 2020	1-year	In process
Thailand	IVF Envimed Co., Ltd.	April 2021	1-year	Complete
Sudan	Quality Medicines, Cosmetics & Medical Equipment Import	Sept 2020	1-year	In process
Ethiopia	Quality Medicines, Cosmetics & Medical Equipment Import	Sept 2020	1-year	In process
Uganda	Quality Medicines, Cosmetics & Medical Equipment Import	Sept 2020	1-year	Not required
Nigeria	G-Systems Limited	Sept 2020	5-year	Completed
Togolese Republic	INVOSOLUX TOGO	Nov 2019	1-year	In process
Iran	Tasnim Behboud	Dec 2020	1-year	Complete
Sri Lanka	Alsonic Limited	July 2021	1-year	In process

(a)	Our Mexico JV. Please note that the registration is temporarily in the name of Proveedora de Equipos y Productos, S.A. de C.V. and will be transferred to Positib Fertility as soon as practicable.

Investment in Joint Ventures and Partnerships

As part of our commercialization strategy, we entered into a number of joint ventures and partnerships designed to establish new INVO Centers.

The following table sets forth a list of our current joint venture arrangements:

Affiliate Name	Country	Percent (%) Ownership

HRCFG INVO, LLC	United States	50%
Bloom Invo, LLC	United States	40%
Positib Fertility, S.A. de C.V.	Mexico	33%
SNS MURNI INVO Bioscience Malaysia Sendirian Berhad	Malaysia	50%
Ginekalix INVO Bioscience LLC Skopje	Republic of North Macedonia	50%

The following table sets forth a list of our current partnership arrangements:

Partner	Country	Partnership Split
Lyfe Medical	United States	40%

Alabama JV Agreement

On March 10, 2021, our wholly owned subsidiary, INVO Centers, LLC (“INVO CTR”), entered into a limited liability company agreement with HRCFG, LLC (“HRCFG”) to form a joint venture for the purpose of establishing an INVO Center in Birmingham, Alabama. The name of the joint venture LLC is HRCFG INVO, LLC (the “Alabama JV”). The responsibilities of HRCFG’s principals include providing clinical practice expertise, performing recruitment functions, providing all necessary training, and providing day-to-day management of the clinic. The responsibilities of INVO CTR include providing certain funding to the Alabama JV and providing access to and being the exclusive provider of the INVOcell to the Alabama JV. INVO CTR will also perform all required, industry-specific compliance and accreditation functions, and product documentation for product registration.

The Alabama JV opened to patients on August 9, 2021, and initial treatment cycles commenced in September 2021.

Georgia JV Agreement

On June 28, 2021, INVO CTR entered into a limited liability company agreement (the “Bloom Agreement”) with Bloom Fertility, LLC (“Bloom”) to establish a joint venture entity, formed as “Bloom INVO LLC” (the “Georgia JV”), for the purposes of commercializing INVOcell, and the related IVC procedure, through the establishment of an INVO Center (the “Atlanta Clinic”) in the Atlanta, Georgia metropolitan area.

In consideration for INVO’s commitment to contribute up to $800,000 within the 24-month period following execution of the Bloom Agreement to support the start-up operations of the Georgia JV, the Georgia JV issued 800 of its units to INVO CTR and in consideration for Bloom’s commitment to contribute physician services having an anticipated value of up to $1,200,000 over the course of a 24-month vesting period, the Georgia JV issued 1,200 of its units to Bloom.

The responsibilities of Bloom include providing all medical services required for the operation of the Atlanta Clinic. The responsibilities of INVO CTR include providing certain funding to the Georgia JV, lab services quality management, and providing access to and being the exclusive provider of the INVOcell to the Georgia JV. INVO CTR will also perform all required, industry specific compliance and accreditation functions, and product documentation for product registration.

The Georgia JV opened to patients on September 7, 2021, and commenced initial treatment cycles in November 2021.

Mexico JV Agreement

Effective September 24, 2020, INVO CTR entered into a Pre-Incorporation and Shareholders Agreement with Francisco Arredondo, MD PLLC (“Arredondo”) and Security Health LLC, a Texas limited liability company (“Ramirez”, and together with INVO CTR and Arredondo, the “Shareholders”) under which the Shareholders will commercialize the IVC procedure and offer related medical treatments in Mexico. Each party owns one-third of the Mexican incorporated company, Positib Fertility, S.A. de C.V. (the “Mexico JV”).

The Mexico JV will operate in Monterrey, Nuevo Leon, Mexico and any other cities and places in Mexico as approved by the Mexico JV’s board of directors and Shareholders. In addition, the Shareholders agreed that the Mexico JV will be our exclusive distributor in Mexico. The Shareholders also agreed not to compete directly or indirectly with the Mexico JV in Mexico.

The Mexico JV opened to patients on November 1, 2021, and commenced initial treatment cycles beginning in January 2022.

Malaysia JV Agreement

On November 23, 2020, we entered into a joint venture agreement with SNS Murni SDN BHD (“SNS Murni”), a company incorporated in Malaysia, to establish an exclusive joint venture in Malaysia to (i) introduce, promote and market technologies related to the INVOcell and IVC Procedure in dedicated government-owned fertility clinics in Malaysia, and (ii) establish INVO Centers in Malaysia. The joint venture is co-managed and owned 50% by each of INVO Bioscience and SNS Murni. As of December 31, 2021, no joint venture entity had been formed.

North Macedonia JV Agreement

On November 23, 2020, we entered into a joint venture agreement with Ginekaliks Dooel (“Ginekaliks”), a limited liability company incorporated in the Republic of North Macedonia, to establish an exclusive joint venture to (i) commercialize, introduce, promote, and market technologies related to the INVOcell and IVC procedure in the Republic of North Macedonia, and (ii) establish an INVO Center. The joint venture will be co-managed and owned 50% by each of INVO and Ginekaliks. As of December 31, 2021, no joint venture entity had been formed.

Lyfe Medical Center I, LLC Partnership agreement

On April 9, 2021, we entered into a partnership agreement (the “Lyfe Agreement”) with Lyfe Medical Center I, LLC (“Lyfe”) in connection with Lyfe’s intention to establish an INVO Center in the Bay Area of California (the “Bay Area Clinic”). Pursuant to the Lyfe Agreement, we will provide embryology laboratory services in connection with the IVC procedure and other fertility-related treatments (the “Lab Services”) to be provided by Lyfe to its patients at the Bay Area Clinic. Under the terms of the Lyfe Agreement, we will receive 40% of the net income received by the Bay Area Clinic for the performance of the Lab Services. As of December 31, 2021, the Bay Area Clinic was not yet operational.

Competition

The fertility treatment regimens that the INVOcell and IVC procedure compete with when infertile people, in conjunction with their physician, are choosing the treatment method include drug-only stimulation, IUI, and conventional IVF. The fertility industry is highly competitive and characterized by long-standing well-entrenched procedures as well as technological improvements. Our INVOcell enables the first new advanced treatment alternative in over forty years. We face competition from all ART practitioners and device manufacturers. To date, most advancements in the ART market have been limited to incremental improvements to the various products designed to simply support conventional IVF.

Our principal ART medical device competitor for INVOcell is an intrauterine device called AneVivo™, developed by Anecova, a Swiss life sciences company. The principal difference between the INVOcell and AneVivo™ is its placement inside the woman’s uterus for early embryo development. We believe that placing the device in the uterus may be more invasive and thus may increase the risk to patients compared to the INVOcell, which is placed in the vaginal cavity. Currently, AneVivo™ has obtained a CE Mark, but has not received FDA approval.

For additional information about competition, see Risk Factors in Item 1A of this Annual Report on Form 10-K.

Government Regulation

In November 2015, FDA granted our petition for de novo classification of the INVOcell. The INVOcell is intended for use in preparing, holding, and transferring human gametes or embryos during IVC procedure with or without intra-cytoplasmic sperm injection fertilization (“ICSI”). The special controls include clinical and non-clinical performance testing, biocompatibility, sterility and shelf-life testing, and labeling. These special controls also apply to competing products that seek 510(k) clearance under the classification regulation for IVC systems, including our own 510(k) effort to expand the labeling on INVOcell from a 3-day incubation period to up to a 5-day incubation period.

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

We may be subject to healthcare fraud, waste, and abuse regulation and enforcement by the federal government and the governments in the states and foreign countries in which we might conduct our business. The federal laws and many state laws generally apply only to entities or individuals that provide items or services for which payment may be made under a government healthcare program. These include laws that prohibit:

●	the payment or receipt of anything of value in exchange for referrals of business (e.g. Anti-Kickback Statute (42 U.S.C. § 1320a-7b) (the “AKS”); Civil Monetary Penalties Law (42 U.S.C. § 1320a-7a) (the “CMPL”); Ala. Code § 22-1-11(c));
●	the presenting of a false or fraudulent claim for payment by a government healthcare program, such as Medicare or Medicaid (e.g. False Claims Act (31 U.S.C. §§ 3729 – 3733); Georgia State False Medicaid Claims Act (Ga. Code Ann. §§ 49-4-168 – 49-4-168.6)); and
●	the referral by certain ordering licensed healthcare providers of certain healthcare items and services that are payable by a government healthcare program to an entity in which the healthcare provider or his or her immediate family member has an investment or other financial relationship (e.g. Section 1877 of the Social Security Act (42 U.S.C. § 1395nn), commonly referred to as the “Stark Law”; Georgia Patient Self-Referral Act of 1993 (Ga. Code Ann. §§ 43-1B-1 – 43-1B-8)).

These laws are subject to extensive and increasing enforcement by numerous federal, state, and local government agencies including the Office of Inspector General, the Department of Justice, the Centers for Medicare & Medicaid Services, and various state authorities. At present, the Company’s products and services are not reimbursable under any government healthcare program. If, however, that changes in the future and it were determined that the Company was not in compliance with these federal fraud, waste, and abuse laws, the Company would be subject to liability.

We are subject to the requirements of the Health Insurance Portability and Accountability Act of 1996, the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH Act”), and related implementing regulations (together, “HIPAA”). Under HIPAA, the Company must have in place administrative, physical, and technical standards to guard against the misuse of individually identifiable health information. In the ordinary course of our business as a Business Associate, and soon with INVO Centers, as a Covered Entity, we may use, collect, and store sensitive data, including protected health information (“PHI”). We face risks relative to protecting this critical information, including loss of access risk, inappropriate disclosure risk, inappropriate modification risk, and the risk of being unable to adequately monitor our controls. Our information technology and infrastructure may be vulnerable to attacks by hackers or viruses or breached due to employee error, malfeasance, or other disruptions. Failure to comply with HIPAA, including through a breach of PHI, could result in penalties and sanctions, and materially harm our business.

For additional information about government regulation applicable to our business, see Risk Factors in Item 1A.

Intellectual Property

We rely on a combination of patent, copyright, and trademark laws in the United States and other countries to obtain and maintain our intellectual property. We protect our intellectual property by, among other methods, filing patent applications with the U.S. Patent and Trademark Office and its foreign counterparts on inventions that are important to the development of our business.

Our product development process has resulted in the development of one (1) patent currently live and in good standing covering the INVOcell device, which is set to expire on July 14, 2024 (US Pat. No. 7,759,115). We completed a redesign of the INVOcell device as well as process improvements on the IVC procedure, which supported a new patent application that was filed on November 11, 2020 and is currently pending. We also filed a PCT (Patent Cooperation Treaty) application for the new U.S. application on January 18, 2021 to further expand patent protection in strategic locations across the globe.

Our portfolio of U.S. registered trademarks includes:

● Registration Nos. 6146631 and 3757982 for INVOCELL

● Registration No. 4009827 for INVO

● Registration No. 4009828 for INVO BIOSCIENCE

We also have pending U.S. applications to register the trademarks INVO CENTER (App. No. 88564596), and Life Begins Within (App. No. 90803801).

For additional information about our intellectual property, see Risk Factors in Item 1A of this Annual Report on Form 10-K.

Available Information

We maintain an internet website at www.invobio.com. We make available, free of charge through our website, our annual report on Form 10-K, current reports on Form 8-K, quarterly reports on Form 10-Q and each amendment to these reports. Each such report is posted on our website as soon as reasonably practicable after such report is filed with the SEC via the EDGAR system.

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

●	Our business has posted net operating losses, has a limited operating history, and needs additional capital to grow and finance its operations.
●	We may require additional capital to continue as a going concern and to continue executing our business plan, which if not obtained could result in a need to curtail operations.
●	Our existing INVO Centers were established as joint ventures with medical partners. Future INVO Centers may also be established as joint ventures. These joint ventures will be important to our business. If we are unable to maintain any of these joint ventures, or if they are not successful, our business could be adversely affected.
●	Our business is subject to significant competition.
●	We are subject to risks associated with doing business globally.
●	We need to manage growth in operations, and we may not be successful in implementing our growth strategy.
●	Our products incorporate intellectual property rights developed by us that may be difficult to protect or may be found to infringe on the rights of others.
●	We may be forced to defend our intellectual property rights from infringement through expensive legal action.
●	We face potential liability as a provider of a medical device. These risks may be heightened in the area of artificial reproduction.
●	We may not be able to develop or continue our business if we fail to retain key personnel.
●	We are subject to significant domestic and international governmental regulations.
●	The FDA regulatory review process is expensive, time-consuming and uncertain, and the failure to obtain and maintain required regulatory clearances and approvals could prevent us from commercializing our products.
●	We are subject to continuing regulation by the FDA, and failure to comply may materially harm our business.
●	Our products are generally subject to regulatory requirements in foreign countries in which we sell those products. We will be required to expend significant resources to obtain regulatory approvals or clearances of our products, and there may be delays and uncertainty in obtaining those approvals or clearances.
●	If third-party payers do not provide adequate coverage and reimbursement for INVOcell and the IVC procedure, we may be unable to generate significant revenues.
●	We are subject to risks relating to federal and state healthcare fraud, waste, and abuse laws.
●	We are subject to requirements of the Health Insurance Portability and Accountability Act of 1996, the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH Act”), and related implementing regulations (together, “HIPAA”), and failure to comply, including through a breach of protected health information (“PHI”) could materially harm our business.
●	The significant number of common shares registered for resale pursuant to the registration statement could adversely affect the trading price of our common shares.
●	Our shares of common stock are thinly traded, and the price may not reflect our value; there can be no assurance that there will be an active market for our shares now or in the future.
●	Our failure to meet the continued listing requirements of the Nasdaq Capital Market could result in a delisting of our common stock.
●	We do not expect to pay any dividends to shareholders.
●	Our revenues and operating results could fluctuate significantly from quarter to quarter, which may cause our stock price to decline.
●	We may have difficulty raising the necessary capital to fund operations because of the thin market and market price volatility for our shares of common stock.
●	Shareholders may be diluted significantly through our efforts to obtain financing and from issuance of additional shares of our common stock, including such issuances of shares for services.
●	Failure to comply with internal control attestation requirements could lead to loss of public confidence in our financial statements and negatively impact our stock price.

Risks Relating to Our Business

Our business has posted net operating losses, has a limited operating history, and needs additional capital to grow and finance its operations.

From the inception of our consolidated subsidiary BioXcell Inc. on January 5, 2007, through December 31, 2021, we had an accumulated net loss of $38.9 million. We have a limited operating history and are essentially an early-stage operation. We will continue to be dependent on having access to additional new capital or generating positive operating cash flow primarily through increased device sales and the development of our INVO Centers in order to finance the growth of our operations. Continued net operating losses together with limited working capital make investing in our common stock a high-risk proposal. Our limited operating history may make it difficult for management to provide effective insight into future activities, marketing costs, and customer acquisition and retention. This could lead to INVO missing targets for the achievement of profitability, which could negatively affect the value of your investment.

We may require additional capital to continue as a going concern and to continue executing our business plan, which if not obtained could result in a need to curtail operations.

As reflected in the accompanying financial statements for the year ended December 31, 2021, we continue to make progress toward commercialization of our INVOcell and the development of our INVO Centers, although revenue is not yet sufficient to cover our current operations. Longer term, based on our projected cash needs, we will be dependent on generating sufficient sales, entering into new distribution agreements, the profitability of our INVO Centers, and/or raising additional debt or equity capital to support our operations. No assurance can be given that we will be successful in raising capital in the amounts or at the rates required to continue operations, or that such capital, if available, will be available on terms acceptable to us. If we are not able to raise additional capital at the rate and in the amounts needed, our business may be significantly impacted, which could materially adversely affect the value of your investment.

Our existing INVO Centers were established as joint ventures with medical partners. Future INVO Centers may also be established as joint ventures. These joint ventures will be important to our business. If we are unable to maintain any of these joint ventures, or if they are not successful, our business could be adversely affected.

We have established, and plan to establish additional, entered into, and may enter into additional, joint ventures for the operation of our INVO Centers. Our existing and any future joint ventures may have a number of risks, including that our joint venture partners:

●	have significant discretion in determining the efforts and resources that they will apply;
●	may not perform their obligations as expected;
●	may dispute the amounts of payments owed;
●	may fail to comply with applicable legal and regulatory requirements regarding the distribution or marketing of our INVOcell product;
●	may not properly maintain or defend their or our relevant intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential litigation and liability;
●	may infringe the intellectual property rights of third parties, which may expose us to litigation and potential liability;
●	could become involved in a business combination or cessation that could cause them to deemphasize or terminate the development or commercialization of our INVOcell product; and
●	may seek to terminate our joint venture, which could require us to raise additional capital and to develop new joint venture relationships.

Additionally, if one of our joint venture partners seeks to terminate its agreement with us, we may find it difficult to attract new joint venture partners and the perception of our INVO Centers in the business and financial communities could be adversely affected.

Our business is subject to significant competition.

The fertility industry is highly competitive and characterized by well entrenched and long-standing practices as well as technological improvements and advancements. New ART services, devices and techniques may be developed that may render the INVOcell obsolete. Competition in the areas of fertility and ART services is largely based on pregnancy rates and other patient outcomes. Accordingly, the ability of our business to compete is largely dependent on our ability to achieve adequate pregnancy rates and patient satisfaction levels. Our business operates in highly competitive areas that are subject to change. New health care providers and medical technology companies entering the market may reduce our and our INVO Centers’ market share, patient volume and growth rates, and could force us to alter our planned pricing and INVO Center service offerings. Additionally, increased competitive pressures may require us to commit more resources to our and our INVO Centers’ marketing efforts, thereby increasing our cost structure and affecting our ability to achieve, or the timing of achieving, profitability. There can be no assurance that we will not be able to compete effectively, nor can there be any assurance that additional competitors will not enter the market. Such competition may make it more difficult for us to enter into additional contracts with fertility clinics or open profitable INVO Centers.

We are subject to risks associated with doing business globally.

Our operations, both inside and outside the United States, are subject to risks inherent in conducting business globally and under the laws, regulations and customs of various jurisdictions and geographies. Our operations outside the United States are subject to special risks and restrictions, including, without limitation: fluctuations in currency values and foreign-currency exchange rates; exchange control regulations; changes in local political or economic conditions; governmental pricing directives; import and trade restrictions; import or export licensing requirements and trade policy; restrictions on the ability to repatriate funds; and other potentially detrimental domestic and foreign governmental practices or policies affecting U.S. companies doing business abroad, including the U.S. Foreign Corrupt Practices Act and the trade sanctions laws and regulations administered by the U.S. Department of the Treasury’s Office of Foreign Assets Control. Acts of terror or war may impair our ability to operate in particular countries or regions and may impede the flow of goods and services between countries. Customers in weakened economies may be unable to purchase our products, or it could become more expensive for them to purchase imported products in their local currency, or sell at competitive prices, and we may be unable to collect receivables from such customers. Further, changes in exchange rates may affect our net earnings, the book value of our assets outside the United States and our stockholders’ equity. Failure to comply with the laws and regulations that affect our global operations could have an adverse effect on our business, financial condition or results of operations.

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

In order to maximize potential growth in our current and potential markets, we may need to expand the scope of our services in the medical device/bioscience industry. We continue to seek additional market strategies to increase the adoption of INVOcell, including the establishment of stand-alone INVO Centers and our efforts to bring the INVOCell and IVC procedure into the existing OB/GYN infrastructure. Such expansion will place a significant strain on our management, operational and sales systems. As a result, we plan to continue to improve our INVOcell technology, operating procedures and management information systems. We will also need to effectively train, motivate and manage our employees. Our failure to manage our growth could disrupt our operations and ultimately prevent us from generating revenues at the levels we expect.

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

While we currently own U.S. and international patents, these patents may be challenged, invalidated or circumvented, and will ultimately expire. In addition, the rights granted under these patents may not provide the competitive advantages we currently anticipate. Certain countries, including the United States and in Europe, could place restrictions on the patentability of various medical devices which may materially affect our business and competitive position. Additionally, the laws of some foreign countries, in particular China and India, do not protect our proprietary rights to the same extent or in the same manner as U.S. laws, and we may encounter significant problems in protecting and defending our proprietary rights in these countries. In addition to relying on patent, copyright and trademark laws, we also utilize a combination of trade secrets, confidentiality policies, non-disclosure and other contractual arrangements to protect our intellectual property rights. However, these measures may not be adequate to prevent or deter infringement or other misappropriation. Further, our intellectual property rights may be found to infringe on intellectual property rights of third parties. Moreover, we may not be able to detect unauthorized use or take appropriate and timely steps to establish and enforce our proprietary rights. Existing laws of some countries in which we conduct business offer only limited protection of our intellectual property rights, if at all. As the number of market entrants as well as the complexity of technology in the fertility marketplace increases, the possibility of functional overlap and inadvertent infringement of intellectual property rights also increases.

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

We regard our trade secrets, patents and similar intellectual property as critical to our successful operations. To protect our proprietary rights, we rely on intellectual property and trade secret laws, as well as confidentiality and license agreements with certain employees, customers and third parties. No assurance can be given that our intellectual property will not be challenged, invalidated, infringed or circumvented. If necessary, we intend to defend our intellectual property rights from infringement through legal action, which could be very costly and could adversely affect our ability to achieve and maintain profitability. Our limited capital resources could put us at a disadvantage if we are required to take legal action to enforce our intellectual property rights.

We face potential liability as a provider of a medical device. These risks may be heightened in the area of artificial reproduction.

The provision of medical devices entails the substantial risk of potential tort injury claims. We do not engage in the practice of medicine or assume responsibility for compliance with regulatory requirements directly applicable to physicians. We currently utilize product liability insurance to provide coverage against potential tort injury claims, as well as customary insurance protection for our INVO Centers. However, there can be no assurance such coverage will provide adequate protection against any potential claims. Furthermore, any claim asserted against us could generate costly legal fees, consume management’s time and resources, and adversely affect our reputation and business, regardless of the merit or eventual outcome of such claim.

There are inherent risks specific to the provision of fertility and ART services. For example, the long-term effects on women of the administration of fertility medication, integral to most fertility and ART services, are of concern to certain physicians and others who fear the medication may prove to be carcinogenic or cause other medical problems. Additionally, any ban or other limitation imposed by the FDA or other foreign regulatory department on fertility medication and services could have a material adverse effect on our business. Any such action would likely adversely affect the value of your investment.

If we fail to maintain adequate quality standards for our products, our reputation and business may be adversely affected and harmed.

Our customers are expecting that our products will perform as marketed and in accordance with industrial standards. We rely on third-party manufacturing companies and their packaging processes in connection with the production of our products. A failure to maintain product quality standards in accordance with our customer’s expectations could result in the loss of demand for our products. Additionally, delays or quality lapses in our production lines could result in substantial economic losses to us. Although we believe that our current quality control procedures adequately address these risks, there can be no assurance that we will not experience occasional or systemic quality lapses in our manufacturing and service operations. Currently, we have limited manufacturing capabilities as we rely on a single manufacturing provider regarding our production process. In the event our manufacturer is unable to produce an adequate supply of products at appropriate quality levels, our growth could be limited, and our business may be harmed. If we experience significant or prolonged disturbance in our quality standards, our business and reputation may be harmed, which may result in the loss of customers, our inability to participate in future customer product opportunities and reduced revenue and earnings.

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

Expanding our business requires increasing the number of persons engaged in activities for the sale, marketing, administration and delivery of our products as well as clinical training personnel for proper IVC procedure training . Our ability to attract and hire personnel to fulfil these efforts is dependent on our ability to attract and retain potential employees with the proper background and training matching the skills required for the positions. In addition, we may not be able to attract personnel who will be able to successfully implement our business operations and growth strategy in the manner that we currently anticipate.

Currency exchange rate fluctuations may affect the results of our operations.

We intend to distribute our INVOcell product internationally with all sales, domestic and international, in U.S. dollars. As a result, our operations could be impacted by fluctuations in currency exchange rates, although we attempt to mitigate such risk by invoicing only in U.S. dollars. In spite of this, our operations may still be negatively impacted by foreign currency exchange rates in the event the U.S. dollar strengthens and the local currency where the product is being sold weakens. In the event such international patients are unable to afford the associated increase costs, international doctors and clinics may not be able to offer the INVOcell and IVC procedure. As we expand our international footprint with joint ventures, these joint ventures will likely have a functional currency based on their location and as a result, if we are required to consolidate these financial results it may create currency fluctuations. Additionally, as an international business we may be susceptible to adverse foreign currency fluctuations unconnected to the U.S. dollar.

We are subject to risks in connection with changes in international, national and local economic and market conditions.

Our business is subject to risks in connection with changes in international, national and local economic and market conditions, including the effects of global financial crises, effects of terrorist acts, war and global pandemics. Such economic changes could negatively impact infertile people’s ability to pay for fertility treatment around the world.

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

Any of these factors could have a material adverse effect on our business, results of operations and financial condition. From 2011 through 2021, we sold products in certain international markets mainly through independent distributors, and we anticipate maintaining a similar sales strategy along with our recent joint venture activity for the foreseeable future. In the event a distributor fails to meet annual sales goals, we may be required to obtain a replacement distributor, which may be costly and difficult to identify. Additionally, a change in our distributors may increase costs, and create a substantial disruption in our operations resulting loss of revenue.

We can no longer depend on minimum annual product purchases from Ferring.

On November 2, 2021, Ferring International Center S.A. (“Ferring”) notified us of their intent to terminate the U.S. Distribution Agreement (the “Ferring Agreement”), pursuant to which we granted Ferring certain rights to sell our products in the United States market. Ferring gave notice of termination for convenience under Section 14.2(b) of the Ferring Agreement which required 90-days prior written notice. Accordingly, the Ferring Agreement officially terminated on January 31, 2022. By its terms, our Supply Agreement with Ferring also terminated on such date. Under the terms of these agreements, Ferring was required to make certain minimum annual purchases to maintain U.S. exclusivity for the INVOcell. Such purchases are no longer available now that the Ferring Agreement has been terminated. Ferring’s termination of these agreements could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Our Industry

We are subject to significant domestic and international governmental regulation.

Our business is heavily regulated domestically in the United States and internationally. In the United States the FDA, and other federal, state and local authorities, implement various regulations that subject us to civil and criminal penalties, including cessation of operations and recall of products distributed, in the event we fail to comply. Any such actions could severely curtail our sales and business reputation. In addition, additional restrictive laws, regulations or interpretations could be adopted, making compliance with such regulations more difficult or expensive. While we devote substantial resources to ensure our compliance with laws and regulations, we cannot completely eliminate the risk that we may be found non-compliant with applicable legal and regulatory requirements.

We believe that the healthcare industry will continue to be subject to increased regulation as well as political and legal action, as future proposals to reform the health care system are considered by the U.S. Congress and state legislatures. We do not know of, nor do we have any control over, future changes to health care laws and regulations which may have a significant impact on our business.

The FDA regulatory review process for medical devices is expensive, time-consuming and uncertain, and the failure to obtain and maintain required regulatory clearances and approvals could prevent us from commercializing our products.

Unless an exemption applies, each medical device commercially distributed in the United States requires either FDA clearance of a 510(k) premarket notification, approval of a premarket approval, or issuance of a de novo classification order. The FDA clearance, de novo classification, and approval processes for medical devices are expensive, uncertain and time-consuming.

Future modifications to the INVOcell that was classified through de novo may require a 510(k) clearance. We may make minor changes to the INVOcell without seeking clearance for the modifications if we determine such clearances are not necessary and document the basis for that conclusion. However, the FDA may disagree with our determination or may require additional information, including clinical data, to be submitted before a determination is made, in which case we may be required to delay the introduction and marketing of our modified products, redesign our products, conduct clinical trials to support any modifications, or we may be subject to enforcement actions. In addition, the FDA may not clear such modified INVOcell for the indications that are necessary or desirable for successful commercialization.

There is no assurance that we will be able to obtain the necessary clearances on a timely basis or at all. Further, the FDA may change its policies, adopt additional regulations or revise existing regulations, or take other actions which may impact our ability to modify the INVOcell on a timely basis, and may prevent or delay clearance of future products. Delays in receipt of, or failure to obtain clearances for any product modifications or future products we may develop would result in delayed or no realization of revenue from such products and the viability of our INVO Centers, and in substantial additional costs, which could decrease our profitability.

In addition, we are required to continue to comply with applicable FDA and other regulatory requirements following de novo classification or clearance. The failure to comply with existing or future regulatory requirements could have a material adverse effect on our business.

Improper marketing and promotion or off-label use of our product could lead to investigations and enforcement by governmental bodies including product recalls or market withdrawal, may harm our reputation and business, and could result in product liability suits.

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

If we fail to comply with the FDA’s Quality System Regulation (“QSR”) or comparable EU requirements, the FDA or EU competent authorities could take various enforcement actions, including suspending our FDA clearance to market, withdrawal of our EU CE Certificate or halting our manufacturing operations, and our business would suffer.

In the United States, as a manufacturer of a medical device, we are required to demonstrate and maintain compliance with the FDA’s QSR. The QSR covers the methods and documentation of the design, testing, control, manufacturing, labeling, quality assurance, packaging, storage and distribution of medical devices. The FDA enforces the QSR through periodic inspections and unannounced “for cause” inspections. Outside the United States, our products and operations are also required to comply with national requirements where the product is sold and also standards set by industrial standards bodies, such as the International Organization for Standardization. Foreign regulatory bodies may evaluate our products or the testing that our products undergo against these standards. The specific standards, types of evaluation and scope of review differ among foreign regulatory bodies. Our failure to comply with FDA or foreign regulatory agency requirements, or failure to take satisfactory and prompt corrective action in response to an adverse inspection, could result in enforcement actions, including a warning letter, adverse publicity, a shutdown of or restrictions on our manufacturing operations, a recall or seizure of our products, fines, injunctions, civil or criminal penalties, or other sanctions, any of which could cause our business and operating results to suffer.

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

In May 2017, the EU adopted Regulation (EU) 2017/745 (“MDR”), which will repeal and replace the MDD with effect from May 26, 2021. Under transitional provisions, medical devices with notified body certificates issued under the MDD prior to May 26, 2021, may continue to be placed on the market for the remaining validity of the certificate, until May 27, 2024, at the latest as long as there have been no significant changes made to the product. After the expiry of any applicable transitional period, only devices that have been CE marked under the MDR may be placed on the market in the EU (or EEA). The MDR includes increasingly stringent requirements in multiple areas, such as pre-market clinical evidence (some of which are now in effect), review of high-risk devices, labeling and post-market surveillance. Under the MDR, pre-market clinical data will now be required to obtain CE Mark approval for high-risk, new and modified medical devices. We believe these new requirements have the potential to be expensive and time-consuming to implement and maintain.

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

We intend to pursue our label expansion effort and corresponding 510(k) submission utilizing real-market usage (retrospective) data. We may also conduct an additional prospective clinical trial related to the expansion of INVOcell’s indications to include 5-day incubation. While we anticipate a positive outcome of this effort, an unsuccessful trial or insufficient retrospective data could adversely impact our ability to receive FDA clearance for the particular indication related to 5-day incubation and impact our ability to expand our marketing efforts.

Changes in the healthcare industry may require us to decrease the selling price for our products or could result in a reduction in the available market size.

Governmental and private sector initiatives in the U.S. and abroad involving trends toward managed healthcare and cost containment could place an emphasis on our ability to deliver more cost-effective medical therapies. The development of other cost-effective devices could eventually adversely affect the prices and/or sales of our products. Companies in the healthcare industry are subject to various existing and proposed laws and regulations, in both domestic and international markets, regulating healthcare pricing and profitability. Additionally, there have been third-party payer initiatives to challenge the prices associated with medical products, which if successful, could affect our ability to sell products on a competitive basis in the future.

In the United States, there has been a trend of consolidation among healthcare facilities and purchasers of medical devices, allowing such purchasers to limit the number of suppliers from whom they purchase medical products. As result, it is unknown whether such purchasers will decide to stop purchasing our products or demand discounts on our prices. Any pressure to reduce our product prices in response to these industry trends and the decrease in market size could adversely affect our anticipated revenue and profitability of our sales, creating a material adverse effect on our business.

If third-party payers do not provide adequate coverage and reimbursement for INVOcell and the IVC procedure, we may be unable to generate significant revenues.

Our success in marketing and commercializing INVOcell and the IVC procedure may depend in part on whether private health insurers and other payer organizations provide adequate coverage and reimbursement. If physicians or insurers do not find our clinical data compelling or wish to wait for additional studies, they may choose not to use or provide coverage and reimbursement for INVOcell and the IVC procedure. We cannot provide assurance that data we or others may generate in the future will be consistent with that observed in our existing clinical studies, or that our current or future published clinical evidence will be sufficient to obtain adequate coverage and reimbursement for our products. Moreover, if we cannot obtain adequate coverage for and reimbursement of the cost of our products, we cannot provide assurance that patients will be willing to incur the full cost of INVOcell and the IVC procedure.

Third-party payers, whether foreign or domestic, or governmental or commercial, are developing increasingly sophisticated methods of controlling healthcare costs. In addition, in the United States, no uniform policy of coverage and reimbursement for INVOcell and the procedure exists among third-party payers. Therefore, coverage and reimbursement for INVOcell and the IVC procedure may differ significantly from payer to payer. In addition, payers continually review new technologies for possible coverage and can, without notice, deny coverage for these new products and procedures. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of INVOcell and the IVC procedure to each payer separately, with no assurance that coverage and adequate reimbursement will be obtained or maintained if obtained.

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

We are subject to risks relating to federal and state healthcare fraud, waste, and abuse laws.

We may be subject to healthcare fraud, waste, and abuse regulation and enforcement by the federal government and the governments in the states and foreign countries in which we might conduct our business. Such federal laws generally apply only to entities or individuals that provide items or services for which payment may be made under a federal healthcare program. These laws are subject to extensive and increasing enforcement by numerous federal, state, and local government agencies including the Office of Inspector General, the Department of Justice, the Centers for Medicare & Medicaid Services, and various state authorities. The healthcare laws and regulations that may affect our ability to operate include the following:

●	The federal Anti-Kickback Statute (42 U.S.C. § 1320a-7b) (the “AKS”), a criminal statute, makes it illegal for any person or entity to knowingly and willfully, directly or indirectly, solicit, receive, offer, or pay any remuneration that is in exchange for or to induce the referral of business, including the purchase, order, lease of any good, facility, item, or service for which payment may be made under a federal healthcare program, such as Medicare or Medicaid. The term “remuneration” has been broadly interpreted to include anything of value. The Civil Monetary Penalties Law (42 U.S.C. § 1320a-7a) (the “CMPL”) also contains a provision that prohibits the payment of anything of value in return for referrals and provides for the imposition of civil penalties.

●	Federal false claims and false statement laws, including the federal civil False Claims Act (31 U.S.C. §§ 3729 – 3733), prohibits, among other things, any person or entity from knowingly presenting, or causing to be presented, for payment to, or approval by, federal programs, including Medicare and Medicaid, claims for items or services that are false or fraudulent.

●	Section 1877 of the Social Security Act (42 U.S.C. § 1395nn), commonly referred to as the “Stark Law, prohibits referrals by ordering by a physician of “designated health services,” which include durable medical equipment and supplies as well as inpatient and outpatient hospital services, that are payable, in whole or in part, by Medicare or Medicaid, to an entity in which the physician or the physician’s immediate family member has an investment interest or other financial relationship, subject to several exceptions. Financial relationships that are implicated by the Stark Law can include arrangements ranging from marketing arrangements and consulting agreements to medical director agreements with physicians who order our products. The Stark Law also prohibits billing for services rendered pursuant to a prohibited referral. Several states have enacted laws similar to the Stark Law. These state laws may cover all (not just Medicare and Medicaid) patients. Many federal healthcare reform proposals in the past few years have attempted to expand the Stark Law to cover all patients as well. If we violate the Stark Law, our financial results and operations could be adversely affected. Penalties for violations include denial of payment for the services, significant civil monetary penalties, and exclusion from the Medicare and Medicaid programs;

●	The federal Physician Payments Sunshine Act (42 U.S.C. § 1320a–7h) requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services information related to payments or other transfers of value made to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members.

At present, our products and services are not reimbursable under any federal healthcare program. If, however, that changes in the future and it were determined that we were not in compliance with these federal fraud, waste, and abuse laws, we would be subject to liability.

Also, as noted above, many states have similar laws and regulations, such as anti-kickback and false claims laws that may be broader in scope and may apply regardless of payor, in addition to items and services reimbursed under Medicaid and other state programs. We may be subject to such laws in Alabama and Georgia due to our joint venture operations in those states. The Georgia State False Medicaid Claims Act (Ga. Code Ann. §§ 49-4-168 – 49-4-168.6), Georgia Medical Assistance Act false statements provision (Ga. Code Ann. §§ 49-4-140 – 49-4-157), and Alabama Medicaid false statements statute (Ala. Code § 22-1-11(a)) contain prohibitions that are analogous to the federal False Claims Act. Alabama law also includes an anti-kickback provision (Ala. Code § 22-1-11(c)) that is analogous to the federal AKS.

The Georgia Patient Self-Referral Act of 1993 (Ga. Code Ann. §§ 43-1B-1 – 43-1B-8) contains prohibitions on self-referral that are similar to those under the Stark Law, however, the Georgia law applies to additional classes of providers, including pharmacists, and is not limited to items or services reimbursable by a federal healthcare program. The Georgia law prohibits health care providers or entities regulated by the law from presenting any claim for payment to any individual, third-party payer, or other entity for a service furnished pursuant to a prohibited referral.

If we are found in violation of applicable laws or regulations, we could suffer severe consequences that would have a material adverse effect on our business, results of operations, financial condition, cash flows, reputation and stock price, including:

●	suspension or termination of our participation in federal healthcare programs;

●	criminal or civil liability, fines, damages or monetary penalties for violations of healthcare fraud and abuse laws, including the federal False Claims Act, CMPL, and AKS;

●	repayment of amounts received in violation of law or applicable payment program requirements, and related monetary penalties;

●	mandated changes to our practices or procedures that materially increase operating expenses;

●	imposition of corporate integrity agreements that could subject us to ongoing audits and reporting requirements as well as increased scrutiny of our business practices;

●	termination of various relationships or contracts related to our business; and

●	harm to our reputation which could negatively affect our business relationships, decrease our ability to attract or retain patients and physicians, decrease access to new business opportunities and impact our ability to obtain financing, among other things.

Responding to lawsuits and other proceedings as well as defending ourselves in such matters would require management’s attention and cause us to incur significant legal expense. It is also possible that criminal proceedings may be initiated against us or individuals in our business in connection with investigations by the federal government.

Additionally, to the extent that our product is sold or our services are provided in a foreign country, we may be subject to similar foreign laws.

We are subject to the requirements of the Health Insurance Portability and Accountability Act of 1996, the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH Act”), and related implementing regulations (together, “HIPAA”), and failure to comply, including through a breach of protected health information (“PHI”) could materially harm our business.

HIPAA established comprehensive federal protection for the privacy and security of health information. The HIPAA standards apply to three types of organizations, or “Covered Entities”: (1) health plans, (2) health care clearing houses, and (3) health care providers who conduct certain health care transactions electronically. The HIPAA standards also apply to Covered Entities’ “Business Associates.” Covered Entities and their Business Associates must have in place administrative, physical, and technical standards to guard against the misuse of individually identifiable health information. The HITECH Act promotes the adoption and meaningful use of health information technology. The HITECH Act addresses the privacy and security concerns associated with the electronic transmission of health information, in part, through several provisions that strengthen the civil and criminal enforcement of the HIPAA rules. These laws may impact our business in the future. INVO is currently a Business Associate of various Covered Entities. Failure to comply with these confidentiality requirements, including via a breach of PHI, may result in penalties and sanctions.

In the ordinary course of our business, we may use, collect, and store sensitive data, including PHI. We face risks relative to protecting this critical information, including loss of access risk, inappropriate disclosure risk, inappropriate modification risk, and the risk of being unable to adequately monitor our controls. Our information technology and infrastructure may be vulnerable to attacks by hackers or viruses or breached due to employee error, malfeasance or other disruptions. Any such breach or interruption could compromise our networks and the information stored there could be accessed by unauthorized parties, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, such as HIPAA, and regulatory penalties. There is no guarantee that we can continue to protect our systems from breach. Unauthorized access, loss, or dissemination could also disrupt our operations.

The U.S. Office of Civil Rights in the Department of Health and Human Services enforces the HIPAA privacy and security rules and may impose penalties for failure to comply with requirements of HIPAA. Penalties vary significantly depending on factors such as whether failure to comply was due to willful neglect. These penalties include civil monetary penalties of $100 to $50,000 per violation, up to an annual cap of $1,500,000 for identical violations. A person who knowingly obtains or discloses individually identifiable health information in violation of HIPAA may face a criminal penalty of up to $50,000 per violation and up to one-year imprisonment. The criminal penalties increase to $100,000 per violation and up to five-years imprisonment if the wrongful conduct involves false pretenses, and to $250,000 per violation and up to 10-years imprisonment if the wrongful conduct involves the intent to sell, transfer, or use identifiable health information for commercial advantage, personal gain, or malicious harm. The U.S. Department of Justice is responsible for criminal prosecutions under HIPAA. Furthermore, in the event of a breach as defined by HIPAA, there are reporting requirements to the Office of Civil Rights under the HIPAA regulations as well as to affected individuals, and there may also be additional reporting requirements to other state and federal regulators, including the Federal Trade Commission, and to the media. Issuing such notifications can be costly, time and resource intensive, and can generate significant negative publicity. Breaches of HIPAA may also constitute contractual violations, including violation of the Company’s Business Associate contracts with Covered Entities from which the Company receives PHI, that could lead to contractual damages or terminations.

If we are unable to effectively adapt to changes in the healthcare industry, our business may be harmed.

Federal, state, and local legislative bodies frequently pass legislation and promulgate regulations relating to healthcare reform or that affect the healthcare industry. As has been the trend in recent years, it is reasonable to assume that there will continue to be increased government oversight and regulation of the healthcare industry in the future. We cannot predict the ultimate content, timing, or effect of any new healthcare legislation or regulations, nor is it possible at this time to estimate the impact of potential new legislation or regulations on our business. It is possible that future legislation enacted by Congress or state legislatures, or regulations promulgated by regulatory authorities at the federal or state level, could adversely affect our business. It is also possible that the changes to federal healthcare program reimbursements to providers who purchase our products or use our services may serve as precedent to possible changes in other payors’ reimbursement policies in a manner adverse to us. Similarly, changes in private payor reimbursements could lead to adverse changes in federal healthcare programs, which could have a material adverse effect on our business, financial condition, cash flows, and results of operations.

There can be no assurance that we will be able to successfully address changes in the current regulatory environment. Some of the healthcare laws and regulations applicable to us are subject to limited or evolving interpretations, and a review of our business or operations by a court, law enforcement, or a regulatory authority might result in a determination that could have a material adverse effect on us. Furthermore, the healthcare laws and regulations applicable to us may be amended or interpreted in a manner that could have a material adverse effect on our business, financial condition, cash flows and results of operations.

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

Under a SEC rule known as “Rule 144”, a person who has beneficially owned restricted securities of an issuer and who is not an affiliate of that issuer may sell them without registration under the Securities Act provided that certain conditions have been met. However, Rule 144 is unavailable for the resale of securities issued by an issuer that is a shell company or that has been at any time previously a shell company. The SEC defines a shell company as a company that has no or nominal operations and either (i) no or nominal assets, (ii) assets consisting solely of cash and cash equivalents, or (iii) assets consisting of any amount of cash and cash equivalents and nominal other assets. We are a former shell company.

The SEC has provided an exception to this unavailability if and for as long as the following conditions are met: (a) the issuer of the securities that was formerly a shell company has ceased to be a shell company; (b) the issuer of the securities is subject to the reporting requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended; (c) the issuer of the securities has filed all Exchange Act reports and materials required to be filed, as applicable during the preceding 12 months, other than certain Current Reports on Form 8-K; and (d) at least one (1) year has elapsed form the time the issuer filed current comprehensive disclosure with the SEC reflecting its status as an entity that it is not a shell company.

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

Our management and board of directors own approximately 7.5% of our issued and outstanding shares of common stock. By virtue of such holdings, they have the ability to exercise influence over our business and affairs, including matters requiring approval by our stockholders including but not limited to the following actions:

●	the election of members of the board of directors;
●	amending our articles of incorporation or bylaws; and
●	approving a merger, sale of assets, or other corporate transaction.

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

Our articles of incorporation and applicable Nevada law provide for the indemnification of our directors, officers, employees. The foregoing indemnification obligations could result in us incurring substantial expenditures to cover the costs of settlement or damage awards against directors, officers and employees, which we may be unable to recoup. These provisions and resultant costs may also discourage us from brining a lawsuit against out directors and officers for breaches of their fiduciary duties and may similarly discourage the filing of derivative litigation by our stockholders against our directs or officer even though such actions, if successful, might otherwise benefit us and our stockholders.

Our shares of common stock are thinly traded, and the price may not reflect our value; there can be no assurance that there will be an active market for our shares now or in the future.

We have a trading symbol for our common stock (“INVO”) and our common stock is currently listed on the Nasdaq Capital Market.

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

Our revenue and operating results could fluctuate significantly from quarter to quarter, which may cause our stock price to decline.

Since our inception, we have not generated significant revenue. Our results from year-to-year and from quarter-to-quarter have, and are expected to continue to, vary significantly based on ordering cycles of distributors and partners. As a result, we expect period-to-period comparisons of our operating results may not be meaningful as an indication of our future performance for any future period.

We may have difficulty raising the necessary capital to fund operations because of the thin market and market price volatility for our shares of common stock.

Throughout 2021, there has been a thin market for our shares, and the market price for our shares has been volatile. In recent years, the securities markets in the U.S. and around the world have experienced a high level of price and volume volatility, and the market price of securities of many companies have experienced wide fluctuations that have not necessarily been related to the operations, performances, underlying asset values or prospects of such companies. For these reasons, we expect our shares of common stock may also be subject to volatility resulting from market forces over which we will have no control. The success of our products and services may be dependent upon our ability to obtain additional financing through debt and equity or other means. The thin market for our shares, and the volatility in the market price for our shares, may adversely affect our ability to raise needed additional capital.

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

We are a public reporting company and accordingly subject to the information and reporting requirements of the Exchange Act, and other federal securities laws, including compliance with the Sarbanes-Oxley Act of 2002. We are required to prepare and file annual and quarterly reports, proxy statements and other information with the SEC and furnishing audited reports. Compliance with such reporting requirements is both time-consuming and costly for us. We may need to hire additional financial reporting, internal control, and other finance personnel in order to develop and implement appropriate internal controls and reporting procedures.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to conduct an annual management assessment of the effectiveness of our internal controls over financial reporting. If we fail to timely develop our internal controls, and management is unable to make this assessment, or, once required, if the independent registered public accounting firm cannot timely attest to this assessment, we could be subject to regulatory sanctions. As a result, a loss of public confidence in our financial controls and the reliability of our financial statements may develop ultimately negatively impacting our stock price and our ability to raise additional capital when and as needed.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties

We currently do not own any real property and operate from leased facilities. Our principal executive office is located at 5582 Broadcast Court Sarasota, Florida 34240. The lease is for one 5-year term, with an option to extend for one 3-year term. We lease approximately 1,223 square feet in the Sarasota facility, pursuant to a May 2019 lease with a 3% annual rent increase. We believe that our facilities are adequate to meet our needs.

Item 3. Legal Proceedings

The Company is not currently subject to any material legal proceedings; however, it could be subject to legal proceedings and claims from time to time in the ordinary course of its business, or legal proceedings it considered immaterial may in the future become material. Regardless of the outcome, litigation can, among other things, be time consuming and expensive to resolve, and can divert management resources.

Item 4. Mine Safety Disclosures.

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Trading of our shares of our common stock is on the Nasdaq Capital Market under the symbol “INVO.” Prior to November 12, 2020, our common stock was traded on the OTC QB Venture Market tier of the over-the-counter (“OTC”) market.

As of December 31, 2021, and 2020, there were 11,929,147 and 9,639,268 shares of our common stock outstanding, respectively.

Information required with respect to Equity Compensation Plans in this Item 5 is included in Item 11 on page 33 of this report on Form 10-K.

Stockholders

As of December 31, 2021, and 2020, there were approximately 180 and 172 stockholders of record of our common stock, respectively. However, we estimate that we have a significantly greater number of beneficial holders of our common stock because a number of shares are held of record by broker-dealers for their customers in street name.

Dividend Policy

We have never declared or paid a dividend on our common stock. We intend to retain future earnings (if any) to fund the development and growth of our business, rather than to pay them as dividends, for the foreseeable future.

Recent Sales of Unregistered Securities

During 2021, we issued 97,500 shares of our common stock to consultants and employees in consideration of services rendered. These shares were issued pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended. We did not receive any proceeds from this issuance.

In November 2021, we issued 30,000 shares of our common stock in consideration for purchasing Effortless IVF with a fair value of $117,600. These shares were issued pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended. We did not receive any proceeds from this issuance.

In December 2021, we issued 78,125 shares of our common stock upon conversion of $250,000 of a convertible promissory note. We did not receive any proceeds upon conversion. We relied on the exemption from registration provided by Section 3(a)(9) and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

In January 2022, the Company issued 94,623 shares of common stock to Paradigm Opportunities Fund, LP (“Paradigm”). The shares were issued pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended. The Company received $315,000 in proceeds from this issuance.

In February 2022, we issued 3,000 shares of common stock to consultants in consideration of services rendered. These shares were issued pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended. We did not receive any cash proceeds from this issuance.

Purchase of Equity Securities

No repurchase of equity securities were made during the 2021 fiscal year.

Item 6. Reserved

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

Overview

We are a commercial-stage fertility company dedicated to expanding the assisted reproductive technology (“ART”) marketplace by making fertility care accessible and inclusive to people around the world. Our flagship product is INVOcell, a revolutionary medical device that allows fertilization and early embryo development to take place in vivo within the woman’s body. Our primary mission is to implement new medical technologies aimed at increasing the availability of affordable, high-quality, patient-centered fertility care. This treatment solution is the world’s first intravaginal culture technique for the incubation of oocytes and sperm during fertilization and early embryo development. This technique, designated as “IVC”, provides patients a more natural, intimate and more affordable experience in comparison to other ART treatments. The IVC procedure can deliver comparable results at a lower cost than traditional in vitro fertilization (“IVF”) and is a significantly more effective treatment than intrauterine insemination (“IUI”). Our commercialization strategy is focused on the opening of dedicated “INVO Centers” offering the INVOcell and IVC procedure (with three centers in North America now operational), in addition to continuing to sell our technology solution into existing fertility clinics.

Unlike conventional infertility treatments such as IVF where the oocytes and sperm develop into embryos in an expensive laboratory incubator, the INVOcell allows fertilization and early embryo development to take place in the woman’s body. This allows for many benefits in the IVC procedure, including:

●	Eliminates expensive and time-consuming lab procedures, allowing clinics and doctors to increase patient capacity and reduce costs;
●	Provides a natural, stable incubation environment;
●	Offers a more personal, intimate experience in creating a baby; and
●	Reduces the risk of errors and wrong embryo transfers.

In both current utilization of the INVOcell, and in clinical studies, the IVC procedure has proven to have equivalent pregnancy success and live birth rates as IVF.

Operations

We operate with a core internal team and outsource certain operational functions in order to help advance our efforts as well as reduce fixed internal overhead needs and costs and in-house capital equipment requirements. Our most critical management and leadership functions are carried out by our core management team. We have contracted out the manufacturing, assembly, packaging, labeling, and sterilization of the device to a medical manufacturing company and a sterilization specialist to perform the gamma sterilization process.

To date, we have completed a series of important steps in the successful development and manufacturing of the INVOcell:

●	Manufacturing: We are ISO 13485:2016 certified and manage all aspects of production and manufacturing with qualified suppliers. Our key suppliers have been steadfast partners since our company first began and can provide us with virtually an unlimited capability to support our growth objectives, with all manufacturing performed in the New England region of the U.S..
●	All raw materials utilized for the INVOcell are medical grade and commonly used in medical devices (e.g., medical grade silicone, medical grade plastic). Our principal molded component suppliers are well-established companies in the molding industry and are either ISO 13485 or ISO 9001 certified. The molded components are supplied to our contract manufacturer for assembly and packaging of the INVOcell system. The contract manufacturer is ISO 13485 certified, and U.S. Food & Drug Administration (“FDA”) registered.
●	CE Mark: INVO Bioscience received the CE Mark in October 2019. The CE Mark permits the sale of devices in Europe, Australia and other countries that recognize the CE Mark, subject to local registration requirements.

●	US Marketing Clearance: the safety and efficacy of the INVOcell has been demonstrated and cleared for marketing and use by the FDA in November 2015.
●	Clinical: we are actively seeking to expand the labeling on our device, the indication for use, to cover a day 5 incubation period, in addition to the currently approved use of day 3 incubation. This may be accomplished with a prospective clinical study, which we previously designed and had the Institutional Review Board (“IRB”) approve to evaluate the modified INVOcell system for effectiveness of achieving fertilization, implantation, embryo development, clinical pregnancy, and live birth after day 5 continuous vaginal incubation (clinicaltrials.gov identifier: NCT04246268). The objective of this study would be to assess the efficacy, safety, comfort and retention of the INVOcell with the retention device and demonstrate superior efficacy following day 5 vaginal incubation as compared to the current day 3 vaginal incubation indication. As a result of the COVID-19 pandemic, we elected to place the trial on hold, but expect to move it forward with some improved design parameters this year. In the meantime, and as a result of available retrospective, real-market usage (day 5) data, we initiated an effort to pursue a 510(k) filing utilizing retrospective data as a separate effort to achieve our label enhancement. This retrospective effort remains ongoing and active in 2022.

Market Opportunity

The global ART marketplace is a large, multi-billion industry growing at a strong pace in many parts of the world as increased infertility rates, increased patient awareness, acceptance of treatment options, and improving financial incentives such as insurance and governmental assistance continue to drive demand. According to the European Society for Human Reproduction 2020 ART Fact Sheet, one in six couples worldwide experience infertility problems. Additionally, the worldwide market remains vastly underserved as a high percentage of patients in need of care continue to go untreated each year for many reasons, but key among them are capacity constraints and cost barriers. While there have been large increases in the use of IVF, there are still only approximately 2.6 million ART cycles, including IVF, IUI and other fertility treatments, performed globally each year, producing around 500,000 babies. This amounts to less than 3% of the infertile couples worldwide being treated and only 1% having a child though IVF. The industry remains capacity constrained which creates challenges in providing access to care to the volume of patients in need. A survey by “Resolve: The National Infertility Association,” indicates the two main reasons couples do not use IVF is cost and geographical availability (and/or capacity).

In the United States, infertility, according to the American Society of Reproductive Medicine (2017), affects an estimated 10%-15% of the couples of childbearing-age. According to the Centers for Disease Control (“CDC”), there are approximately 6.7 million women with impaired fertility. Based on preliminary 2020 data from CDC’s National ART Surveillance System, approximately 326,000 IVF cycles were performed at 449 IVF centers, leaving the U.S. with a large, underserved patient population, which is similar to most markets around the world.

Competitive Advantages

We believe that the INVOcell, and the IVC procedure it enables, have the following key advantages:

Lower cost than IVF with equivalent efficacy. The IVC procedure can be offered for less than IVF due to lower cost of supplies, labor, capital equipment and general overhead. The laboratory equipment needed to perform an IVF cycle is expensive and requires ongoing costs as compared to what is required for an IVC cycle. As a result, we also believe INVOcell and the IVC procedure enable a clinic and its laboratory to be more efficient as compared to conventional IVF.

The IVC procedure is currently being offered at practicing clinics at a range of $5,000 - $11,000 per cycle and from $4,500 to $7,000 at the existing INVO Centers, thereby making it more affordable than conventional IVF (which tends to average $12,000 to $17,000 per cycle or higher).

Improved efficiency providing for greater capacity and improved access to care and geographic availability. In many parts of the world, including the U.S., IVF clinics tend to be concentrated in higher population centers and are often capacity constrained in terms of how many patients a center can treat, since volume is limited by the number of capital-intensive incubators available in IVF clinic labs. With the significant number of untreated patients along with the growing interest and demand for services, the industry remains challenged to provide sufficient access to care and to do so at an economical price. We believe INVOcell and the IVC procedure it enables can play a significant role in helping to address these challenges. According to the 2020 CDC Report, there are approximately 449 IVF centers in the U.S. We estimate that by adopting the INVOcell, IVF clinics can increase fertility cycle volume by up to 30% without adding to personnel, space and/or equipment costs. Our own INVO Centers also address capacity constraints by adding to the overall ART cycle capacity and doing so with comparable efficacy to IVF outcomes as well as at a lower per cycle price. Moreover, we believe that we are uniquely positioned to drive more significant growth in fertility treatment capacity in the future by partnering with existing OB/GYN practices. In the U.S., there are an estimated 5,000 OB/GYN offices, many of which offer fertility services (usually limited to consultation and IUI, but not IVF). Since the IVC procedure requires a much smaller lab facility, less equipment and fewer lab personnel (in comparison to conventional IVF), it could potentially be offered as an extended service in an OB/GYN office. With proper training and a lighter lab infrastructure, the INVOcell could expand the business for these physicians and allow them to treat patients that are unable to afford IVF and provide patients with a more readily accessible, convenient, and cost-effective solution. With our three-pronged strategy (IVF clinics, INVO Centers and OB/GYN practices), in addition to lowering costs, we believe INVOcell and the IVC procedure can address our industry’s key challenges, capacity and cost, by their ability to expand and decentralize treatment and increase the number of points of care for patients in need. This powerful combination of lower cost and added capacity has the potential to open up access to care for underserved patients around the world.

Greater patient involvement. With the IVC procedure, the patient uses their own body for fertilization, incubation, and early embryo development which creates a greater sense of involvement, comfort, and participation. In some cases, this may also free people from barriers related to due to ethical or religious concerns, or fears of laboratory mix-ups.

Sales and Marketing

Our product commercialization efforts are focused on identifying distributors and partners within targeted geographic regions that we believe can best promote, market and sell the INVOcell and support our efforts to expand access to advanced fertility treatment for the large number of underserved infertile people hoping to have a baby. We believe that the IVC procedure is an effective and affordable treatment option that greatly reduces the need for more expensive IVF lab facilities and allows providers to pass on related savings to patients without compromising efficacy. We have been cleared to sell the INVOcell in the United States since November 2015 after receiving de novo class II clearance from the FDA. Our primary focus has been on establishing INVO Centers to promote the INVOcell and the IVC procedure, selling the INVOcell directly to U.S. fertility clinics, and developing key international market partnerships around the world.

We anticipate that we will experience quarterly fluctuations in our revenue as we expand the sales of the INVOcell to new markets in the U.S. and globally. We continue to seek partners that will contractually commit to meeting agreeable performance objectives that are consistent with our goals and objectives.

Ferring

On November 12, 2018, we entered into a U.S. Distribution Agreement (the “Ferring Agreement”) with Ferring International Center S.A. (“Ferring”), which closed on January 14, 2019. Pursuant to the Ferring Agreement, among other things, we granted Ferring an exclusive license in the United States to market, promote, distribute, and sell the INVOcell. Ferring was responsible, at its own cost, for all commercialization activities for in the United States. We retained a limited exception to the exclusive license granted to Ferring allowing us, subject to certain restrictions, to establish up to five INVO Centers in the United States, which as of March 2, 2021, was amended to seven centers. We retained all commercialization rights for the INVOcell outside of the United States.

On November 2, 2021, Ferring notified us of its intention to terminate the Ferring Agreement, which required 90-days prior written notice. Accordingly, the Ferring Agreement officially terminated on January 31, 2022. Pursuant to the terms of the Ferring Agreement, upon notice of termination, Ferring was required to use commercially reasonable efforts to transition any customers to us and otherwise facilitate the orderly transition of the distribution from Ferring to us. By its terms, our Supply Agreement with Ferring also terminated on January 31, 2022.

The Ferring license was deemed to be a functional license that provides the counterparty with a “right to access” to our intellectual property during the subscription period and accordingly, revenue is recognized over a period of time, which is generally the subscription period. During the years ended December 31, 2021, and 2020, we recognized $3.6 million and $0.7 million of revenue related to the Ferring license agreement, respectively.

As of December 31, 2021, we had no deferred revenue related to the Ferring Agreement as it was recognized in the fourth quarter of fiscal year 2021 in relation to the contract termination. The likelihood of Ferring exercising its rights became remote at the time notice of termination was received therefore INVO recognized the full remaining amount of the deferred revenue.

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

The following table sets forth a list of our current international distribution agreements:

INVOcell Registration
Market	Distribution Partner	Date	Initial Term	Status in Country

Canada	Invaron Pharmaceuticals Inc.	July 2020	1-Year	Completed
Mexico (a)	Positib Fertility, S.A. de C.V.	Sept 2020	TBD**	Completed
Malaysia	iDS Medical Systems	Nov 2020	3-year	Completed
Jordan	Biovate	Sept 2019	1-year	Completed
Pakistan	Galaxy Pharma	Dec 2020	1-year	In process
Thailand	IVF Envimed Co., Ltd.	April 2021	1-year	Complete
Sudan	Quality Medicines, Cosmetics & Medical Equipment Import	Sept 2020	1-year	In process
Ethiopia	Quality Medicines, Cosmetics & Medical Equipment Import	Sept 2020	1-year	In process
Uganda	Quality Medicines, Cosmetics & Medical Equipment Import	Sept 2020	1-year	Not required
Nigeria	G-Systems Limited	Sept 2020	5-year	Completed
Togolese Republic	INVOSOLUX TOGO	Nov 2019	1-year	In process
Iran	Tasnim Behboud	Dec 2020	1-year	Complete
Sri Lanka	Alsonic Limited	July 2021	1-year	In process

(a)	Our Mexico JV. Please note that the registration is temporarily in the name of Proveedora de Equipos y Productos, S.A. de C.V. and will be transferred to Positib Fertility as soon as practicable.

Investment in Joint Ventures and Partnerships

As part of our commercialization strategy, we entered into a number of joint ventures and partnerships designed to establish new INVO Centers.

The following table sets forth a list of our current joint venture arrangements:

Affiliate Name	Country	Percent (%) Ownership

HRCFG INVO, LLC	United States	50%
Bloom Invo, LLC	United States	40%
Positib Fertility, S.A. de C.V.	Mexico	33%
SNS MURNI INVO Bioscience Malaysia Sendirian Berhad	Malaysia	50%
Ginekalix INVO Bioscience LLC Skopje	Republic of North Macedonia	50%

The following table sets forth a list of our current partnership arrangements:

Partner	Country	Partnership Split
Lyfe Medical	United States	40%

Alabama JV Agreement

On March 10, 2021, our wholly owned subsidiary, INVO Centers, LLC (“INVO CTR”), entered into a limited liability company agreement with HRCFG, LLC (“HRCFG”) to form a joint venture for the purpose of establishing an INVO Center in Birmingham, Alabama. The name of the joint venture LLC is HRCFG INVO, LLC (the “Alabama JV”). The responsibilities of HRCFG’s principals include providing clinical practice expertise, performing recruitment functions, providing all necessary training, and providing day-to-day management of the clinic. The responsibilities of INVO CTR include providing certain funding to the Alabama JV and providing access to and being the exclusive provider of the INVOcell to the Alabama JV. INVO CTR will also perform all required, industry specific compliance and accreditation functions, and product documentation for product registration.

The Alabama JV opened to patients on August 9, 2021, and initial treatment cycles commenced in September 2021.

The Alabama JV is accounted for using the equity method in our financial statements. As of December 31, 2021 we invested $1.7 million in the Alabama JV in the form of a note. For the year ended December 31, 2021, the Alabama JV recorded a net loss of $0.6 million of which we recognized a loss from equity method investment of $0.3 million.

Georgia JV Agreement

On June 28, 2021, INVO CTR entered into a limited liability company agreement (the “Bloom Agreement”) with Bloom Fertility, LLC (“Bloom”) to establish a joint venture entity, formed as “Bloom INVO LLC” (the “Georgia JV”), for the purposes of commercializing INVOcell, and the related IVC procedure, through the establishment of an INVO Center, (the “Atlanta Clinic”) in the Atlanta, Georgia metropolitan area.

In consideration for INVO’s commitment to contribute up to $800,000 within the 24-month period following execution of the Bloom Agreement to support the start-up operations of the Georgia JV, the Georgia JV issued 800 of its units to INVO CTR and in consideration for Bloom’s commitment to contribute physician services having an anticipated value of up to $1,200,000 over the course of a 24-month vesting period, the Georgia JV issued 1,200 of its units to Bloom.

The responsibilities of Bloom include providing all medical services required for the operation of the Atlanta Clinic. The responsibilities of INVO CTR include providing certain funding to the Georgia JV, lab services quality management, and providing access to and being the exclusive provider of the INVOcell to the Georgia JV. INVO CTR will also perform all required, industry specific compliance and accreditation functions, and product documentation for product registration.

The Georgia JV opened to patients on September 7, 2021, and commenced initial treatment cycles in November 2021.

The results of the Georgia JV are consolidated in our financial statements. As of December 31, 2021, INVO invested $0.5 million in the Georgia JV in the form of capital contributions as well as $0.5 million in the form of a note. For the year ended December 31, 2021, the Georgia JV recorded a net loss of $0.4 million. Noncontrolling interest in the Georgia JV was $0. See Note 3 of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for additional information on the Georgia JV.

Mexico JV Agreement

Effective September 24, 2020, INVO CTR entered into a Pre-Incorporation and Shareholders Agreement with Francisco Arredondo, MD PLLC (“Arredondo”) and Security Health LLC, a Texas limited liability company (“Ramirez”, and together with INVO CTR and Arredondo, the “Shareholders”) under which the Shareholders will commercialize the IVC procedure and offer related medical treatments in Mexico. Each party owns one-third of the Mexican incorporated company, Positib Fertility, S.A. de C.V. (the “Mexico JV”).

The Mexico JV will operate in Monterrey, Nuevo Leon, Mexico and any other cities and places in Mexico as approved by the Mexico JV’s board of directors and Shareholders. In addition, the Shareholders agreed that the Mexico JV will be our exclusive distributor in Mexico. The Shareholders also agreed not to compete directly or indirectly with the Mexico JV in Mexico.

The Mexico JV opened to patients on November 1, 2021, and commenced initial treatment cycles beginning in January 2022.

The Mexico JV is accounted for using the equity method in our financial statements. As of December 31, 2021, INVO invested $0.1 million in the Mexico JV. For the year ended December 31, 2021, the Mexico JV recorded a net loss of $0.04 million of which we recognized a loss from equity method investment of $0.01 million.

Malaysia JV Agreement

On November 23, 2020, we entered into a joint venture agreement with SNS Murni SDN BHD (“SNS Murni”), a company incorporated in Malaysia, to establish an exclusive joint venture in Malaysia to (i) introduce, promote and market technologies related to the INVOcell and IVC Procedure in dedicated government-owned fertility clinics in Malaysia, and (ii) establish INVO Centers in Malaysia. The joint venture is co-managed and owned 50% by each of INVO Bioscience and SNS Murni. As of December 31, 2021, no joint venture entity had been formed.

North Macedonia JV Agreement

On November 23, 2020, we entered into a joint venture agreement with Ginekaliks Dooel (“Ginekaliks”), a limited liability company incorporated in the Republic of North Macedonia, to establish an exclusive joint venture to (i) commercialize, introduce, promote and market technologies related to the INVOcell and IVC procedure in the Republic of North Macedonia, and (ii) establish an INVO Center. The joint venture will be co-managed and owned 50% by each of INVO and Ginekaliks. As of December 31, 2021, no joint venture entity had been formed.

India JV Agreement

On January 13, 2020, we entered into a joint venture agreement (the “Medesole Agreement”) with Medesole Healthcare and Trading Private Limited, India (“Medesole”), an Indian corporation that promotes and distributes healthcare technologies, medical equipment and allied services to hospitals, clinics and primary health care centers in India and the Middle East.

Pursuant to the Medesole Agreement, INVO and Medesole formed a joint venture entity incorporated and registered in India, which would operate under the name Medesole INVO Bioscience India Private Limited (the “India JV”). After formation, we would grant to the India JV all required licenses for promoting, marketing and selling our INVOcell® technology in India. INVO and Medesole intended for the India JV to open and operate INVO Centers only in India.

The India JV would be co-managed and owned 50% by each of INVO and Medesole, who would share equally in the expenditures, revenue and profits of the India JV. The Agreement has a term of three years and may be terminated by either party on 180 days’ prior written notice. As of December 31, 2021, no joint venture entity had been formed. On March 29, 2021, INVO terminated the Medesole Agreement pursuant to its terms after mutual agreement with Medesole that Medesole would not be able to fulfil its commitments under the Medesole Agreement in a timely fashion.

Lyfe Medical Center I, LLC Partnership Agreement

On April 9, 2021, we entered into a partnership agreement (the “Lyfe Agreement”) with Lyfe Medical Center I, LLC (“Lyfe”) in connection with Lyfe’s intention to establish an INVO Center in the Bay Area of California (the “Bay Area Clinic”). Pursuant to the Lyfe Agreement, we will provide embryology laboratory services in connection with the IVC procedure and other fertility-related treatments (the “Lab Services”) to be provided by Lyfe to its patients at the Bay Area Clinic. Under the terms of the Lyfe Agreement, we will receive 40% of the net income received by the Bay Area Clinic for the performance of the Lab Services. As of December 31, 2021, the Bay Area Clinic was not yet operational.

Results of Operations

During 2021 we believe we made substantial progress toward our commercialization goals. As one of our key objectives for the year, we set out to develop an entirely new commercial pathway for our solutions: opening jointly owned fertility centers focused on offering INVOcell and the IVC procedure to patients. We successfully accomplished this major milestone with the opening of three new centers in the latter part of the year, with the first starting in Birmingham, Alabama, followed by Atlanta, Georgia, and finally in Monterrey, Mexico. All three centers are now fully operational and treating patients. We also made key personnel additions to our operating team to support our key objectives. Our recently added marketing resources are working to enhance our branding and messaging to support both the new INVO Centers as well as our distribution partners around the world. Our dedicated team is looking to aggressively drive awareness of the INVOcell and IVC procedure to help accelerate adoption of and expand fertility care through the utilization of our technology. Going forward, we anticipate opening additional INVO Centers in key domestic and international markets. We believe we have initially identified more than 20 markets in the U.S. alone as excellent potential locations for an INVO Center. We also continue to work toward expanding our distribution efforts to promote and sell into existing fertility clinics. Beginning in 2022, we re-assumed control of the U.S. market distribution efforts with the termination of the Ferring Agreement. We have elected to sell directly ourselves (rather than through a distributor) to the existing, established fertility clinics in the U.S. market and we believe we have added the necessary resources to do so effectively.

From a market strategy perspective, our commercialization efforts continue to focus on the substantial, underserved patient population and on expanding access to advanced fertility treatments. We believe our solutions can help address the key challenges of affordability and capacity to provide care to the vast number of patients that go untreated every year. This represents the major opportunity for INVOcell and the IVC procedure it enables. While the ongoing pandemic may have delayed our progress in some markets, the fertility industry has and continues to expand, and we believe our growing volume of partners (both distributors and JVs) affords us a strong forward-looking outlook. We believe our INVO Center approach adds much needed capacity and affordability and aligns with our key mission to open access to care to the underserved.

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

Comparison of the years ended December 31, 2021 and 2020

Revenues

Revenue for the years ended December 31, 2021 and 2020 were $4.2 million and $1.0 million, respectively, representing an increase of $3.2 million, or 301% in the year ended December 31, 2021. The increase was due to recognizing the remaining $3.0 million of deferred revenue related to the termination of the Ferring Agreement.

Gross Profit

Gross profit for the years ended December 31, 2021 and 2020 was $4.0 million and $0.9 million, respectively. Gross margin was 97% and 91% for the years ended December 31, 2021 and 2020, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the years ended December 31, 2021 and 2020 were $9.0 million and $6.0 million, respectively, of which $2.7 million and $1.8 million, respectively, was for non-cash, stock-based compensation expense. The increase of approximately $2.9 million or 49% was primarily the result of approximately $0.9 million in increased non-cash, stock-based compensation, approximately $0.7 million in increased personnel expense, approximately $0.5 million in increased expenses related to the operations of the consolidated Georgia JV and $0.4 million in legal and startup costs related to new and potential INVO Centers.

Research and Development Expenses

We began to fund additional research and development (“R&D”) efforts in 2020 as part of our 5-day label expansion efforts. R&D expenses were $0.2 million and $0.4 million, for the years ended December 31, 2021 and 2020, respectively.

Loss from equity investment

Loss from equity investments for the years ended December 31, 2021 and 2020, were $0.3 million and $0, respectively. The increase in loss is due to the investment in Alabama JV becoming operational in the third quarter of 2021. The clinic was only open for part of the period and was still in the early ramp-up phase.

Other Income

Other income for the years ended December 31, 2021 and 2020, were $0.2 million and $0, respectively. The increase of $0.2 million was the result of the extinguishment of our Paycheck Protection Program note and related interest being forgiven.

Interest Expense and Financing Fees

Interest expense and financing fees were for the years ended December 31, 2021 and 2020 were $1.3 million and $2.8 million, respectively. The decrease of approximately $1.5 million, or approximately 55%, was primarily due to an decrease in amortization of discount, debt issuance cost and interest on the 2020 Convertible Notes (see Note 10 of the Notes to Consolidated Financial Statements) and was a non-cash related expense.

Income Taxes

As of December 31, 2021, we had unused federal net operating loss carryforwards (“NOLs”) of $25.8 million. These losses expire in various amounts at varying times beginning in 2027 with a portion carrying on indefinitely. Unless expiration occurs, these NOLs may be used to offset future taxable income and thereby reduce our income taxes otherwise payable.

We recorded a valuation allowance against our deferred tax assets at December 31, 2021 and 2020 totaling $6.8 and $6.4 million, respectively.

Liquidity and Capital Resources

For the years ending December 31, 2021, and 2020, we had net losses of approximately $6.7 million and $8.3 million, respectively. The increase in net loss was due to increased operating expenses and interest expense, partially offset by an increase in product revenue. Approximately $4.2 million of the net loss was related to non-cash expenses for the year ended December 31, 2021, compared to $4.4 million for the year ended December 31, 2020. The Company had working capital of approximately $5.1 million as of December 31, 2021, compared to approximately $8.3 million as of December 31, 2020. As of December 31, 2021, the Company’s stockholder’s equity was approximately $7.3 million compared to approximately $5.7 million as of December 31, 2020. Cash used in operation for the year of 2021 was approximately $6.0 million, compared to approximately $4.8 million for the year of 2020.

During 2020, we raised approximately $13.8 million in debt and equity financings. During 2021, we received proceeds of approximately $3.7 million for the sale of common stock, we converted approximately $1.5 million of outstanding debt to equity and received approximately $0.4 million of proceeds from unit purchase option and warrant exercises. Our current plan includes opening additional INVO Centers over the next 12 months. Until we can generate a sufficient amount of cash from operations and to the extent additional funds are necessary to meet our longer-term liquidity needs and to execute our business strategy, we may need to raise additional funding, as we have done in the past, by way of debt and/or equity financings. Such additional funding may not be available on reasonable terms, if at all.

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

Cash Flows

The following table shows a summary of our cash flows for the year ended December 31:

	2021	2020
Cash (used in) provided by:
Operating activities	(6,029,914)	(4,775,148)
Investing activities	(2,153,512)	(187,254)
Financing activities	3,770,537	13,821,577

As of December 30, 2021, we had approximately $5.7 million in cash compared to approximately $10.1 million as of December 31, 2020. Net cash used in operating activities in 2021, was approximately $6.0 million, compared to approximately $4.8 million for the same period in 2020. The increase in net cash used in operations was primarily due to the increase in operating expenses.

During the year ended December 31, 2021, cash used in investing activities of approximately $2.2 million was primarily related to payments to acquire equipment for and the necessary investments in our INVO Center joint ventures. During the year ended December 31, 2020, cash used in investing activities of approximately $0.2 million was related to new molds and trademarks.

During the year ended December 31, 2021, cash provided by financing activities of approximately $3.8 million was primarily related to proceeds from the sale of common stock and the exercise of unit purchase options and warrants. During the year ended December 31, 2020, cash provided by financing activities of approximately $13.8 million related to the proceeds from the 2020 Convertible Notes and our underwritten public offering.

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

See Note 1 of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for a summary of significant accounting policies and the effect on our financial statements.

Stock Based Compensation

We account for stock-based compensation under the provisions of ASC 718-10 Share-Based Payment. This statement requires us to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period in which the employee is required to provide service or performance goals in exchange for the award, which is usually immediate but sometimes over a vesting period. Warrants granted to non-employees are recorded as an expense over the requisite service period based on the grant date and the estimated fair value of the grant, which is determined using the Black-Scholes option pricing model.

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

Variable Interest Entities

Our consolidated financial statements include the accounts of INVO Bioscience, Inc., its wholly owned subsidiaries, and variable interest entities (“VIE”), where we are the primary beneficiary under the provisions of ASC 810, Consolidation (“ASC 810”). A VIE must be consolidated by its primary beneficiary when, along with its affiliates and agents, the primary beneficiary has both: (i) the power to direct the activities that most significantly impact the VIE’s economic performance; and (ii) the obligation to absorb losses or the right to receive the benefits of the VIE that could potentially be significant to the VIE. We reconsider whether an entity is still a VIE only upon certain triggering events and continually assesses its consolidated VIEs to determine if it continues to be the primary beneficiary.

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

Recent Accounting Pronouncements

None.

Item 7A. Quantitative and Qualitative Disclosure about Market Risks

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

We will be exposed to risk from changes in foreign currency exchange rates related to our foreign joint ventures. Our principal exchange rate exposure relates to the Mexican Peso.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of INVO Bioscience, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of INVO Bioscience, Inc. (the Company) as of December 31, 2021 and 2020, and the related consolidated statements of operations, stockholders’ equity (deficiency), and cash flows for each of the years in the two-year period ended December 31, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered net losses from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Recognition

As discussed in Note 1 to the financial statements, the Company previously recorded deferred revenues related to a U.S. Distribution Agreement with Ferring International Center, S.A (“Ferring”). The note discloses that the Company received a 90-day notice from Ferring on November 2, 2021, at which time the Company recognized the remaining balance included in deferred revenue, related to the distribution agreement.

Auditing management’s evaluation of the distribution agreement and termination notice with Ferring involves significant judgment, given the fact that the agreements require management’s evaluation of the recognition of revenues over-time or at a point in time.

To evaluate the appropriateness and accuracy of the assessment by management, we evaluated management’s assessment in relationship to the relevant agreements and their application of the guidance outlined in ASC 606-10-25.

Investments/Variable Interest Entities

As discussed in Note 1 & 3 to the financial statements, the Company has material investments in consolidated and unconsolidated entities. The Company evaluated the need to consolidate as a VIE or equity investment under the provisions of ASC 810 and ASC 323, respectively.

Auditing management’s evaluation of the need to consolidate the entities associated with the investments involves significant judgment, given the fact that the agreements require management’s evaluation ownership percentages, influence, control and whether or not the Company is the primary beneficiary.

To evaluate the appropriateness and accuracy of the assessment by management, we evaluated management’s assessment in relationship to their application of the guidance outlined in ASC 810 and ASC 323.

/s/ M&K CPAS, PLLC

We have served as the Company’s auditor since 2019.

Houston, TX

March 31, 2022

INVO BIOSCIENCE, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2021	2020
ASSETS
Current assets
Cash	$5,684,871	$10,097,760
Accounts receivable	50,470	21,699
Inventory	287,773	265,372
Prepaid expenses and other current assets	282,751	157,700
Total current assets	6,305,865	10,542,531
Property and equipment, net	501,436	132,206
Intangible assets, net	132,093	94,963
Lease right of use	2,037,052	79,319
Other assets	-	240
Investment in joint ventures	1,489,934	98,084
Total assets	$10,466,380	$10,947,343

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$443,422	$328,927
Accrued compensation	581,689	527,326
Deferred revenue, current portion	5,900	714,286
Lease liability, current portion	221,993	22,707
Notes payable – Payroll Protection Program	-	157,620
Convertible notes, net	-	536,063
Income taxes payable	-	1,062
Total current liabilities	1,253,004	2,287,991
Lease liability, net of current portion	1,901,557	58,634
Deferred revenue, net of current portion	-	2,857,143
Deferred tax liability	1,139	469
Total liabilities	3,155,700	5,204,237

Stockholders’ equity
Common Stock, $.0001 par value; 125,000,000 shares authorized; 11,929,147 and 9,639,268 issued and outstanding as of December 31, 2021, and 2020, respectively	1,193	964
Additional paid-in capital	46,200,509	37,978,224
Accumulated deficit	(38,891,022)	(32,236,082)
Total stockholders’ equity	7,310,680	5,743,106
Total liabilities and stockholders’ equity	$10,466,380	$10,947,343

See accompanying notes to consolidated financial statements.

INVO BIOSCIENCE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	Ended December 31,
	2021	2020
Revenue:
Product revenue	$544,942	323,000
Clinic revenue	43,745	-
License revenue	3,571,429	714,286
Total revenue	4,160,116	1,037,286
Cost of goods sold:
Production costs	126,326	79,035
Depreciation	18,726	9,725
Total cost of goods sold	145,052	88,760
Gross profit	4,015,064	948,526
Operating expenses
Selling, general and administrative expenses	9,015,158	6,065,066
Research and development expenses	216,430	398,426
Total operating expenses	9,231,588	6,463,492
Loss from operations	(5,216,524)	(5,514,966)
Other income (expense):
Loss from equity method joint ventures	(327,542)	-
Gain on extinguishment of debt	159,126	-
Interest income	3,657	4,190
Interest expense	(1,265,359)	(2,836,504)
Foreign currency exchange loss	(3,534)	-
Total other expenses	(1,433,652)	(2,832,314)
Net loss before income taxes	(6,650,176)	(8,347,280)
Income taxes	4,764	36
Net loss	$(6,654,940)	$(8,347,316)
Net loss per common share:
Basic	(0.63)	(1.52)
Diluted	(0.63)	(1.52)
Weighted average number of common shares outstanding:
Basic	10,632,413	5,489,738
Diluted	10,632,413	5,489,738

See accompanying notes to consolidated financial statements.

INVO BIOSCIENCE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balances, December 31, 2019	4,884,879	$489	$20,174,682	$(23,888,766)	$(3,713,595)
Proceeds from the sale of common stock, net of offering costs	4,153,750	416	11,474,636		11,475,052
Common stock issued to directors and employees	112,056	11	465,129	-	465,140
Common stock issued to service providers	34,751	3	150,859	-	150,862
Conversion of notes payable and accrued interest	453,699	45	1,451,779	-	1,451,824
Discount on convertible notes payables	-	-	3,120,150	-	3,120,150
Stock options issued to directors and employees	-	-	1,140,989	-	1,140,989
Rounding shares as a result of stock split	133	-	-	-	-
Net loss	-	-	-	(8,347,316)	(8,347,316)
Balances, December 31, 2020	9,639,268	$964	$37,978,224	$(32,236,082)	$5,743,106

Common stock issued to directors and employees	49,806	5	360,148	-	360,153
Common stock issued for services	237,750	24	804,100	-	804,124
Conversion of notes payable and accrued interest	466,809	47	1,493,741	-	1,493,788
Proceeds from the sale of common stock, net of offering costs	1,240,737	124	3,650,573	-	3,650,697
Proceeds from warrant exercise	39,095	4	123,558	-	123,562
Proceeds from unit purchase option exercise	77,444	8	246,270	-	246,278
Cashless warrant exercise	91,709	9	(9)	-	-
Cashless unit purchase option exercise	86,529	8	(8)	-	-
Stock options issued to directors and employees as compensation	-	-	1,543,912	-	1,543,912
Net loss	-	-	-	(6,654,940)	(6,654,940)
Balances, December 30, 2021	11,929,147	$1,193	$46,200,509	$(38,891,022)	$7,310,680

See accompanying notes to consolidated financial statements.

INVO BIOSCIENCE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Twelve Months
	Ended December 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(6,654,940)	$(8,347,316)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash stock compensation issued for services	804,124	150,862
Non-cash stock compensation issued to directors and employees	360,153	465,140
Fair value of stock options issued to employees	1,543,912	1,140,989
Amortization of discount on notes payable	1,188,310	2,494,236
Debt conversion expense	-	131,984
Amortization of leasehold right of use asset	138,322	22,564
Gain on extinguishment of debt	(159,126)	-
Loss from equity method investment	327,542	-
Depreciation and amortization	27,760	11,917
Changes in assets and liabilities:
Accounts receivable	(28,771)	(14,141)
Inventory	(22,401)	(163,985)
Prepaid expenses and other current assets	(124,811)	38,210
Accounts payable and accrued expenses	114,495	(42,603)
Accrued compensation	54,363	134,309
Deferred revenue	(3,565,529)	(714,286)
Leasehold liability	(53,846)	(21,518)
Accrued interest	20,921	(61,696)
Income taxes payable	(392)	150
Deferred tax liabilities	-	36
Net cash used in operating activities	(6,029,914)	(4,775,148)
Cash from investing activities:
Payments to acquire property, plant, and equipment	(415,710)	(49,261)
Payments to acquire intangible assets	(38,939)	(39,669)
Other assets	-	(240)
Investment in joint ventures	(1,698,863)	(98,084)
Net cash used in investing activities	(2,153,512)	(187,254)
Cash from financing activities:
Proceeds from the sale of notes payable	-	2,998,905
Proceeds from the sale of common stock, net of offering costs	3,650,697	11,475,052
Proceeds from notes payable	-	157,620
Proceeds from warrant exercise	123,562	-
Proceeds from unit purchase option exercise	246,278	-
Principal payment on notes payable – related parties	-	(40,000)
Principal payment on notes payable	(250,000)	(770,000)
Net cash provided by financing activities	3,770,537	13,821,577
(Decrease) increase in cash and cash equivalents	(4,412,889)	8,859,175
Cash and cash equivalents at beginning of period	10,097,760	1,238,585
Cash and cash equivalents at end of period	$5,684,871	$10,097,760

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$52,603	$253,392
Taxes	$3,307	$1,062
Noncash activities:
Common stock issued upon note payable and accrued interest conversion	$1,493,788	$1,451,824
Cashless exercise of warrants	$9	$-
Cashless exercise of unit purchase options	$8	$-
Initial ROU asset and lease liability	$2,096,055	$-
Fair value of options issued for debt	$-	$524,452
Fair value of warrants issued with debt	$-	$524,452
Fair value of warrants issued related to service providers	$-	$8,660
Beneficial conversion feature on convertible notes	$-	$2,062,586
Fixed assets transferred to investment in joint venture	$20,529	$-

See accompanying notes to consolidated financial statements.

INVO BIOSCIENCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 and 2020

Note 1 – Summary of Significant Accounting Policies

Description of Business

INVO Bioscience, Inc. (“INVO” or the “Company”) is a commercial-stage fertility dedicated to expanding the assisted reproductive technology (“ART”) marketplace by making fertility care accessible and inclusive to people around the world. The Company’s flagship product is INVOcell, a revolutionary medical device that allows fertilization and early embryo development to take place in vivo within the woman’s body. The Company’s primary mission is to implement new medical technologies aimed at increasing the availability of affordable, high-quality, patient-centered fertility care. This treatment solution is the world’s first intravaginal culture technique for the incubation of oocytes and sperm during fertilization and early embryo development. This technique, designated as “IVC,” provides patients a more natural and intimate experience in comparison to other ART treatments. The IVC procedure can deliver comparable results at a lower cost than traditional in vitro fertilization (“IVF”) and is a significantly more effective treatment than intrauterine insemination (“IUI”). The Company’s commercialization strategy involves the opening of dedicated “INVO Centers” focused on offering the INVOcell and IVC procedure (with three centers in North America now operational), as well as selling its technology solution into existing fertility clinics.

The Company formed on January 5, 2007, under the laws of the Commonwealth of Massachusetts under the name Bio X Cell, Inc. to acquire the assets of Medelle Corporation (“Medelle”). Dr. Claude Ranoux purchased all of the assets of Medelle, and then he contributed those assets, including four patents relating to the INVOcell technology, to Bio X Cell, Inc. upon its formation in January 2007.

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

Basis of Presentation

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

The preparation of the Company’s consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.

The Company considers events or transactions that have occurred after the consolidated balance sheet date of December 31, 2021, but prior to the filing of the consolidated financial statements with the SEC in this Annual Report on Form 10-K, to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure, as applicable. Subsequent events have been evaluated through the date of the filing of this Annual Report on Form 10-K.

Business Segments

The Company operates in one segment and therefore segment information is not presented.

Variable Interest Entities

The Company’s consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, and variable interest entities (“VIE”), where the Company is the primary beneficiary under the provisions of ASC 810, Consolidation (“ASC 810”). A VIE must be consolidated by its primary beneficiary when, along with its affiliates and agents, the primary beneficiary has both: (i) the power to direct the activities that most significantly impact the VIE’s economic performance; and (ii) the obligation to absorb losses or the right to receive the benefits of the VIE that could potentially be significant to the VIE. The Company reconsiders whether an entity is still a VIE only upon certain triggering events and continually assesses its consolidated VIEs to determine if it continues to be the primary beneficiary. See “Note 3 – Variable Interest Entities” for additional information on the Company’s VIEs.

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

Long- Lived Assets

Long-lived assets and certain identifiable assets related to those assets are periodically reviewed for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable. If the non-discounted future cash flows of the asset are less than their carrying amount, their carrying amounts are reduced to the fair value and an impairment loss recognized. There was no impairment recorded during the years ended December 31, 2021, and 2020.

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

Concentration of Credit Risk

Cash includes amounts deposited in financial institutions in excess of insurable Federal Deposit Insurance Corporation (“FDIC”) limits. As of December 31, 2021, the Company had cash balances in excess of FDIC limits.

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

Revenue generated from the sale of INVOcell is typically recognized at the time the product is shipped, at which time the title passes to the customer, and there are no further performance obligations.

Revenue generated from clinical and lab services related at the Company’s affiliated INVO Centers is typically recognized at the time the service is performed.

On November 12, 2018, the Company entered into a U.S. Distribution Agreement (the “Ferring Agreement”) with Ferring International Center S.A. (“Ferring”), pursuant to which it granted Ferring an exclusive license in the United States market only, with rights to sublicense under patents related to our proprietary intravaginal culture device (INVOcell), together with the retention device and any other applicable accessories (collectively, the “Licensed Product”) to market, promote, distribute and sell the Licensed Product with respect to all therapeutic, prophylactic and diagnostic uses of medical devices or pharmaceutical products involving reproductive technology (including fertility treatment) in humans.

On November 2, 2021, Ferring notified the Company of its intention to terminate the Ferring Agreement, which requires 90-days prior written notice. Accordingly, the Ferring Agreement officially terminated on January 31, 2022.

The Ferring license was deemed to be a functional license that provides a customer with a “right to access” to the Company’s intellectual property during the subscription period and accordingly, under ASC 606-10-55-60 revenue is recognized over a period of time, which is generally the subscription period. The initial upfront payment of $5,000,000 which was received upon the signing of the agreement was being recognized as income over the 7-year term.

As of December 31, 2021, the Company had no deferred revenue related to the Ferring Agreement as it was recognized in the fourth quarter of fiscal year 2021 in relation to the contract termination. Per ASC 606-10-55-48 the likelihood of Ferring exercising its rights became remote at the time notice of termination was received so INVO recognized the full remaining amount of the deferred revenue.

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

Loss Per Share

Basic loss per share calculations are computed by dividing net loss attributable to the Company’s common shareholders by the weighted-average number of common shares outstanding. Diluted earnings per share are computed similar to basic earnings per share except that the denominator is increased to include potentially dilutive securities. The Company’s diluted loss per share is the same as the basic loss per share for the years ended December 31, 2021, and 2020, as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

	Year Ended December 31,
	2021	2020
Net loss (numerator)	$(6,654,940)	$(8,347,316)
Basic and diluted weighted-average number of common shares outstanding (denominator)	10,632,413	5,489,738
Basic and diluted net loss per common share	(0.63)	(1.52)

The Company has excluded the following dilutive securities from the calculation of fully diluted shares outstanding because the result would have been anti-dilutive:

	As of December 31,
	2021	2020
Options	1,055,894	594,114
Convertible notes and interest	-	536,302
Unit purchase options and warrants	260,165	613,996
Total	1,316,059	1,744,412

Recently Adopted Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements, and does not believe the future adoption of any such pronouncements will have a material impact on its financial condition or the results of its operations.

Note 2 – Liquidity

Historically, the Company has funded its cash and liquidity needs through operating cash flow, equity financings, and convertible notes. For the years ended December 31, 2021 and 2020, the Company incurred a net loss of approximately $6.7 million and $8.3 million, respectively, and has an accumulated deficit of approximately $38.9 million as of December 31, 2021. Approximately $4.2 million of the net loss was related to non-cash expenses for the year ended December 31, 2021, compared to $4.4 million for the year ended December 31, 2020.

The Company has been dependent on raising capital from debt and equity financings to meet its needs for cash flow used in operating and investing activities. During 2020, the Company raised approximately $13.8 million in debt and equity financings. During 2021, the Company received proceeds of approximately $3.7 million for the sale of stock, converted approximately $1.5 million of outstanding debt to equity and received approximately $0.4 million of proceeds from unit purchase option and warrant exercises. The Company’s current plan includes opening additional INVO Centers over the next 12 months. Until the Company can generate a sufficient amount of cash from operations and to the extent additional funds are necessary to meet our longer-term liquidity needs and to execute our business strategy, it may need to raise additional funding, as it has done in the past, by way of debt and/or equity financings. Such additional funding may not be available on reasonable terms, if at all.

Although the Company’s audited financial statements for the year ended December 31, 2021 were prepared under the assumption that it would continue operations as a going concern, the report of the Company’s independent registered public accounting firm that accompanies the Company’s financial statements for the year ended December 31, 2021 contains a going concern qualification in which such firm expressed substantial doubt about the Company’s ability to continue as a going concern, based on the financial statements at that time. Specifically, as noted above, the Company has incurred significant operating losses and the Company expects to continue to incur significant expenses and operating losses as it continues to ramp up the commercialization of INVOcell and develop new INVO Centers. These prior losses and expected future losses have had, and will continue to have, an adverse effect on the Company’s financial condition. If the Company cannot continue as a going concern, its stockholders would likely lose most or all of their investment in the Company.

Note 3 – Variable Interest Entities

Consolidated VIEs

Bloom INVO, LLC

On June 28, 2021, INVO CTR entered into a limited liability company agreement (the “Bloom Agreement”) with Bloom Fertility, LLC (“Bloom”) to establish a joint venture entity, formed as “Bloom INVO LLC” (the “Georgia JV”), for the purposes of commercializing INVOcell, and the related IVC procedure, through the establishment of an INVO Center, (the “Atlanta Clinic”) in the Atlanta, Georgia metropolitan area.

In consideration for INVO’s commitment to contribute up to $800,000 within the 24-month period following execution of the Bloom Agreement to support the start-up operations of the Georgia JV, the Georgia JV issued 800 of its units to INVO CTR and in consideration for Bloom’s commitment to contribute physician services having an anticipated value of up to $1,200,000 over the course of a 24-month vesting period, the Georgia JV issued 1,200 of its units to Bloom.

The responsibilities of Bloom include providing all medical services required for the operation of the Atlanta Clinic. The responsibilities of INVO CTR include providing certain funding to the Georgia JV, lab services quality management, and providing access to and being the exclusive provider of the INVOcell to the Georgia JV. INVO CTR will also perform all required, industry specific compliance and accreditation functions, and product documentation for product registration.

The Bloom Agreement provides Bloom with a “profits interest” in the Georgia JV and, in connection with such profits interest, states that profits and losses be allocated to its members based on a hypothetical liquidation of the Georgia JV. In such a scenario, liquidation proceeds would be distributed in the following order: (a) to INVO CTR until the difference between its capital contributions and distributions (the “Hurdle Amount”) equals $0; (b) to Bloom until its distributions equal 150% of the liquidation amounts distributed to INVO CTR (a “catch-up” to rebalance the distributions between members); and (c) thereafter on a pro rata basis. The Georgia JV had no assets or liabilities at the time the units were issued, and, as of December 31, 2021, INVO CTR had made capital contributions greater than the net loss of the Georgia JV. As such, the entire net loss was allocated to INVO CTR, and no loss was allocated to the noncontrolling interest of Bloom.

The Georgia JV opened to patients on September 7, 2021, and commenced initial treatment cycles in November 2021.

The Company determined the Georgia JV is a VIE, and that the Company is its primary beneficiary because the Company has an obligation to absorb losses that are potentially significant and the Company controls the majority of the activities that impact the Georgia JV’s economic performance, specifically control of the INVOcell and lab services quality management. As a result, the Company consolidated the Georgia JV’s results with its own. As of December 31, 2021, the Company invested $0.5 million in the Georgia JV in the form of capital contributions as well as $0.5 million in the form of a note. For the year ended December 31, 2021, the Georgia JV recorded a net loss of $0.4 million. Noncontrolling interest in the Georgia JV was $0.

Unconsolidated VIEs

HRCFG INVO, LLC

On March 10, 2021, INVO CTR entered into a limited liability company agreement with HRCFG, LLC (“HRCFG”) to form a joint venture for the purpose of establishing an INVO Center in Birmingham, Alabama. The name of the joint venture entity is HRCFG INVO, LLC (the “Alabama JV”). The Company also provides certain funding to the Alabama JV. Each party owns 50% of the Alabama JV.

The Alabama JV opened to patients on August 9, 2021, and initial treatment cycles commenced in September 2021.

The Company determined the Alabama JV is a VIE, and that there is no primary beneficiary. As a result, the Company will use the equity method to account for its interest in the Alabama JV. As of December 31, 2021, the Company invested $1.7 million in the Alabama JV in the form of a note. For the year ended December 31, 2021, the Alabama JV recorded a net loss of $0.6 million of which the Company recognized a loss from equity method investment of $0.3 million.

Positib Fertility, S.A. de C.V.

On September 24, 2020, INVO CTR entered into a Pre-Incorporation and Shareholders Agreement with Francisco Arredondo, MD PLLC (“Arredondo”) and Security Health LLC, a Texas limited liability company (“Ramirez”, and together with INVO CTR and Arredondo, the “Shareholders”) under which the Shareholders will commercialize the IVC procedure and offer related medical treatments in Mexico. Each party owns one-third of the Mexican incorporated company, Positib Fertility, S.A. de C.V. (the “Mexico JV”).

The Mexico JV opened to patients on November 1, 2021, and commenced initial treatment cycles beginning in January 2022.

The Company determined the Mexico JV is a VIE, and that there is no primary beneficiary. As a result, the Company will use the equity method to account for its interest in the Mexico JV. As of December 31, 2021, the Company invested $0.1 million in the Mexico JV. For the year ended December 31, 2021, the Mexico JV recorded a net loss of $0.04 million of which the Company recognized a loss from equity method investment of $0.01 million.

The following table summarizes our investments in unconsolidated VIEs:

			Carrying Value as of
	Location	Percentage Ownership	December 31, 2021	December 31, 2020
HRCFG INVO, LLC	Alabama, United States	50%	$1,387,495	-
Positib Fertility, S.A. de C.V.	Mexico	33%	102,439	-
Total investment in unconsolidated VIEs			$1,489,934	-

Earnings from investments in unconsolidated VIEs were as follows:

	Year Ended December 31,
	2021	2020
HRCFG INVO, LLC	$(313,033)	-
Positib Fertility, S.A. de C.V.	(14,509)	-
Total earnings from unconsolidated VIEs	$(327,542)	-

The following tables summarize the combined unaudited financial information of our investments in unconsolidated VIEs:

	Year Ended December 31,
	2021	2020
Statements of operations:
Operating revenue	$151,672	-
Operating expenses	(821,705)	-
Net loss	$(670,033)	-

	December 31, 2021	December 31, 2020
Balance sheets:
Current assets	$456,967	-
Long-term assets	1,302,067	-
Current liabilities	(404,155)	-
Long-term liabilities	(142,321)	-
Net assets	$1,212,558	-

Note 4 – Agreements and Transactions with VIE’s

The Company sells the INVOcell to its consolidated and unconsolidated VIEs and anticipates continuing to do so in the ordinary course of business. All intercompany transactions with consolidated entities are eliminated in the Company’s consolidated financial statements. Per ASC 323-10-35-8 the Company eliminates any sales to an unconsolidated VIE for INVOcell inventory that the VIE still has remaining on the books at period end.

The following table summarizes the Company’s transactions with VIEs:

	Year Ended December 31,
	2021	2020
Bloom Invo, LLC
INVOcell revenue	$21,600	-
Unconsolidated VIEs
INVOcell revenue	$16,310	-

The Company had balances with VIEs as follows:

	December 31,2021	December 31, 2020
Bloom Invo, LLC
Accounts receivable	$21,600	-
Notes payable	453,406	-
Unconsolidated VIEs
Accounts receivable	$16,310	-

Note 5 – Inventory

Components of inventory are:

	December 31, 2021	December 31, 2020
Raw materials	$67,605	$72,022
Work in process	-	29,645
Finished goods	220,168	163,705
Total inventory	$287,773	$265,372

Note 6 – Property and Equipment

The estimated useful lives and accumulated depreciation for equipment are as follows as of December 31, 2021, and December 31, 2020:

Estimated Useful Life
Manufacturing equipment	6 to 10 years
Medical equipment	10 years
Office equipment	3 to 7 years

	December 31, 2021	December 31, 2020
Manufacturing equipment	$132,513	$132,513
Medical equipment	275,423	49,261
Office equipment	74,891	2,689
Leasehold improvements	96,817	-
Less: accumulated depreciation	(78,208)	(52,257)
Total equipment, net	$501,436	$132,206

During each of the years ended December 31, 2021, and 2020, the Company recorded depreciation expense of $25,952 and $10,110, respectively.

Note 7 – Intangible Assets

Components of intangible assets are as follows:

	December 31, 2021	December 31, 2020
Trademarks	$110,842	$89,536
Patents	95,355	77,722
Accumulated amortization	(74,104)	(72,295)
Total patent costs, net	$132,093	$94,963

The Company capitalizes the initial expense related to establishing patents by country and then amortizes the expense over the life of the patent, typically 20 years. It then expenses annual filing fees to maintain the patents. The Company regularly reviews the value of its patents in the marketplace in proportion to the expense it must spend to maintain the patent.

During the years ended December 31, 2021, and 2020, the Company recorded amortization expenses related to patents of $1,809 and $1,807, respectively.

The trademarks have an indefinite life and therefore are not amortized. Trademarks are periodically reviewed for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable. The trademark assets were created in 2019, and no material adverse changes have occurred since their creation.

Note 9 – Leases

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

As of December 31, 2021, the Company’s lease components included in the consolidated balance sheet were as follows:

Lease component	Balance sheet classification	December 31, 2021
Assets
ROU assets - operating lease	Other assets	$2,037,052
Total ROU assets		$2,037,052

Liabilities
Current operating lease liability	Current liabilities	$221,993
Long-term operating lease liability	Other liabilities	1,901,557
Total lease liabilities		$2,123,550

Future minimum lease payments as of December 31, 2021 were as follows:

2022	$258,406
2023	264,108
2024	251,671
2025	247,960
2026 and beyond	1,316,245
Total future minimum lease payments	$2,338,390
Less: Interest	(214,840)
Total operating lease liabilities	$2,123,550

Note 10 – Notes Payable

2020 Convertible Notes Payable

From May 15, 2020, through July 1, 2020, the Company entered into agreements with accredited investors for their purchase of secured convertible notes issued by the Company in the aggregate original principal amount of $3,494,840 (the “2020 Convertible Notes”). See Note 14 – Unit Purchase Options and Warrants for additional information on related securities.

Interest on the 2020 Convertible Notes accrued at a rate of 10% per annum and was payable on the maturity dates of November 15, 2021, December 22, 2021, and December 30, 2021.

All amounts of principal and interest due under the 2020 Convertible Notes were convertible at any time after the issuance date, in whole or in part (subject to rounding for fractional shares), at the option of the holders, into the Company’s common stock at a fixed conversion price of $3.20, subject to adjustments.

As of December 31, 2021, all 2020 Convertible Notes had either converted or been repaid by the Company.

Principal balances of the 2020 Convertible Notes were as follows:

	December 31, 2021	December 31, 2020

2020 Convertible Notes	-	1,700,000
Accrued interest	-	24,373
Less beneficial conversion feature discount	-	(604,897)
Less options discount	-	(224,051)
Less warrants discount	-	(229,954)
Less issuance cost	-	(129,408)
Total, net of discount	$-	$536,063

Interest expense on the 2020 Convertible Notes was $72,018 and $194,631 for the years ended December 31, 2021, and 2020, respectively.

Amortization of options discount on the 2020 Convertible Notes was $224,051 and $300,365 for the years ended December 31, 2021, and 2020, respectively.

Amortization of warrant discount on the 2020 Convertible Notes was $229,954 and $301,228 for the years ended December 31, 2021, and 2020, respectively.

Amortization of beneficial conversion feature on the 2020 Convertible Notes was $604,897 and $1,670,135 for the years ended December 31, 2021, and 2020, respectively.

Amortization of issuance costs on the 2020 Convertible Notes was $129,408 and $222,508 for the years ended December 31, 2021, and 2020, respectively.

Paycheck Protection Program

On July 1, 2020, the Company received a loan in the principal amount of $157,620 pursuant to the U.S. Small Business Administration’s Paycheck Protection Program. The loan matured 18 months from the date of funding, was payable over 18 equal monthly installments, and had an interest of 1% per annum. Up to 100% of the principal balance of the loan was forgivable based upon satisfaction of certain criteria under the Paycheck Protection Program. On June 16, 2021, the principal of the loan as well as $1,506 of accrued interest was forgiven and the note was extinguished. The Company recognized a gain of $159,126 on extinguishment of debt during the year ended December 31, 2021.

Note 11 – Related Party Transactions

In November 2020, Paulson Investment Company served as a co-managing underwriter for the Company’s underwritten public offering and received fees and commissions for such role in the amount of $271,440. Trent Davis, one of the Company’s directors, is President of Paulson Investment Company. Mr. Davis did not receive any compensation related to the fees and commissions received by Paulson.

In October 2021, Paulson Investment Company served as a placement agent for the Company’s registered direct offering and received fees and commissions for such role in the amount of $323,584. Trent Davis, one of the Company’s directors, is President of Paulson Investment Company. Mr. Davis did not receive any compensation related to the fees and commissions received by Paulson. Steve Shum and Andrea Goren, the CEO and CFO of the Company, respectively, each purchased 30,674 shares in the registered direct offering for gross proceeds of $199,994.

Note 12 – Stockholders’ Equity

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

Public offerings

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

On October 1, 2021, the Company and certain institutional and accredited investors and members of the Company’s management team (the “Investors”) entered into a securities purchase agreement pursuant to which the Company agreed to issue and sell to the Investors 1,240,737 shares of its common stock, in a registered direct offering (the “Direct Offering”) for aggregate gross proceeds of $4,044,803. The purchase price for each share in the Direct Offering was $3.26. The net proceeds to the Company from the Direct Offering, after deducting placement agent fees and the Company’s estimated offering expenses, were approximately $3.65 million. Paulson Investment Company served as a placement agent for the Direct Offering and received a fee for its role in the amount of $323,584, as well as warrants to purchase 37,222 shares of the Company’s common stock at an exercise price of $3.912 per share.

During the years ended December 31, 2021, and 2020, the Company incurred approximately $0.4 million and $1.8 million, respectively of offering costs related to the issuance of common stock.

Year Ended December 30, 2021

During 2021, the Company issued 466,809 shares of common stock with a fair value of $1,493,788 as a result of the conversion of the 2020 Convertible Notes and accrued interest thereon. No gain or loss was recorded on conversion, as the issuance of common stock was pursuant to the terms of a prior agreement.

In March 2021, the Company issued 77,444 shares of common stock for proceeds of $246,278 as a result of the exercise of unit purchase options.

In March 2021, the Company issued 39,095 shares of common stock for proceeds of $123,562 as a result of the exercise of warrants.

In March 2021, the Company issued 86,529 shares of common stock as a result of cashless exercises of unit purchase options.

In March 2021, the Company issued 91,709 shares of common stock as a result of cashless exercises of warrants.

During 2021, the Company issued 49,806 shares of common stock to employees and directors and 110,250 shares of common stock to consultants with a fair value of $360,153 and $382,645, respectively. The shares were issued under the Company’s 2019 Stock Incentive Plan (the “2019 Plan”).

During 2021, the Company issued 97,500 shares of its common stock to consultants in consideration of services rendered with a fair value of $303,879. These shares were issued pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended. The Company did not receive any cash proceeds from this issuance.

In November 2021, the Company issued 30,000 shares of its common in consideration for purchasing Effortless IVF with a fair value of $117,600. These shares were issued pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended. The Company did not receive any cash proceeds from this issuance.

Note 13 – Equity-Based Compensation

Equity Incentive Plans

In October 2019, the Company adopted the 2019 Plan. Under the 2019 Plan, the Company’s board of directors is authorized to grant both incentive and non-qualified stock options to purchase common stock, as well as restricted stock awards to its employees, directors, and consultants. The 2019 Plan initially provided for the issuance of 500,000 shares. A provision in the 2019 Plan provides for an automatic annual increase equal to 6% of the total number of shares of Company common stock outstanding on December 31 of the preceding calendar year. In January 2020, the number of available shares was increased to 793,093. In January 2021, the number of available shares issuable increased by an additional 578,356 shares to a total of 1,371,449 shares.

Options granted under the 2019 Plan generally have a life of 3 to 10 years and exercise prices equal to or greater than the fair market value of the common stock as determined by the Company’s board of directors. Vesting for employees typically occurs over a three-year period.

The following table sets forth the activity of the options to purchase common stock under the 2019 Plan.

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding as of December 31, 2020	939,114	$5.73	$17,250
Granted	179,797	3.14	-
Exercised	-	-	-
Canceled	(63,017)	9.10	-
Balance as of December 31, 2021	1,055,894	$5.09	$133,022
Exercisable as of December 31, 2021	650,161	$5.71	$54,266

The fair value of each option granted is estimated as of the grant date using the Black-Scholes option pricing model with the following assumptions:

Years ended December 31,
	2021	2020
Risk-free interest rate range	0.22% to 0.73%	0.48% to 1.65%
Expected life of option-years	5.3 to 6.5	5.20 to 5.77
Expected stock price volatility	107% to 125%	111% to 128. %
Expected dividend yield	-%	-%

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

	Total Intrinsic Value of Options Exercised	Total Fair Value of Options Vested
Year ended December 31, 2020	$-	$1,495,744
Year ended December 31, 2021	$-	$1,543,912

For the year ended December 31, 2021, the weighted average grant date fair value of options granted was $3.14 per share. The Company estimates the fair value of options at the grant date using the Black-Scholes model. For all stock options granted through December 31, 2021, the weighted average remaining service period is 4.0 years.

Restricted Stock and Restricted Stock Units

In the year ended December 31, 2021, the Company issued 198,063 shares of restricted stock to certain employees, directors, and consultants under the 2019 Plan. Restricted stock issued to employees, directors, and consultants generally vest either at grant or vest over a period of one year from the date of grant.

The following table summarizes the Company’s restricted stock awards activity under the 2019 Plan during the year ended December 31, 2021:

	Number of Unvested Shares	Weighted Average Grant Date Fair Value	Aggregate Value of Shares

Balance as of December 31, 2020	16,698	$4.67	$77,927
Granted	198,063	3.29	652,098
Vested	(205,031)	3.27	(693,877)
Forfeitures	-	-	-
Balance as of December 31, 2021	9,730	$3.72	$36,148

Note 14 – Unit Purchase Options and Warrants

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

The fair value of the unit purchase options and warrants issued to the convertible debt holders is estimated as of the issue date using a Monte Carlo model with the following assumptions:

Risk-free interest rate range	0.33% - 0.39%
Stock price	$ 3.00 - $3.95
Expected life of warrants and unit purchase options (years)	5.00
Expected stock price volatility	108.2% - 112.5%
Expected dividend yield	0%

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

The following table sets forth the activity of unit purchase options:

	Number of Unit Purchase Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding as of December 31, 2020	303,623	$3.20	$-
Granted	-	-	-
Exercised	(210,730)	3.20	457,839
Canceled	-	-	-
Balance as of December 31, 2021	92,893	$3.20	$5,647

The following table sets forth the activity of warrants:

	Number of Warrants	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding as of December 31, 2020	310,373	$3.48	$-
Granted	37,222	3.91	-
Exercised	(180,323)	3.20	457,839
Canceled	-	-	-
Balance as of December 31, 2021	167,272	$3.62	$16,029

Note 15 – Income Taxes

The provision for income taxes consists of the following for the year ended December 31, 2021, and 2020:

	December 31
	2021	2020
Federal income taxes:
Current	-	-
Deferred	280	(84)
Total federal income taxes	280	(84)

State income taxes:
Current	4,094	1,212
Deferred	390	120
Total state income taxes	4,484	1,332
Total income taxes	$4,764	$1,248

The effective income tax rate is lower than the U.S. federal and state statutory rates primarily because of the valuation allowance and, to a lesser extent, permanent items. A reconciliation of the 2021 and 2020 federal statutory rate as compared to the effective income tax rate is as follows:

	December 31
	2021		2020
Pre-Tax Book Income at Statutory Rate	$(1,363,829)	21.00%	$(1,688,606)	21.00%
State Tax Expense, net	3,624	-0.06%	1,078	-0.01%
Permanent Items	425,318	-6.55%	37,441	-0.47%
True-Ups	713,398	-10.98%	6,790	-0.09%
Change in Federal Valuation Allowance	226,255	-3.48%	1,644,545	-20.45%
Total Expense	$4,764	-0.07%	$1,248	-0.02%

Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax. Significant components of the deferred tax assets and liabilities as of December 31, 2021 and 2020, are as follows:

	December 31
	2021	2020

Deferred tax assets:
Accrued Compensation	$150,952	$127,829
Amortization of Discount Notes Payable	-	93,017
Lease (ASC 842)	365,602	19,718
Charitable Contributions	136	127
Stock Option Expense	75,590	28,212
Restricted Stock Unit	12,929	10,665
Deferred Revenue	-	865,747
Net Operating Losses	6,406,223	5,361,500
Org Costs	72,455	-
Investment in HRCFG INVO, LLC	81,234	-
Equity in earnings - Positib	3,765	-
Gross deferred tax assets	7,168,886	6,506,815

Deferred tax liabilities:
Fixed Assets	(26,907)	(32,159)
ROU Lease (ASC 842)	(353,551)	(19,228)
Trademark Amortization	(4,309)	(1,529)
Convertible Note Interest Expense	-	(42,111)
Note Issuance Cost	-	(3,855)
Gross deferred tax liability	(384,767)	(98,882)
Less: valuation allowance	(6,785,258)	(6,408,401)
Net deferred tax liability	$(1,139)	$(468)

The Company recorded a full valuation allowance against its net deferred tax asset at December 31, 2021 and 2020 totaling $6.8 million and $6.4 million, respectively. A naked credit resulting from indefinite lived intangibles was valued at December 31, 2021, and 2020 totaling ($1,139) and ($468), respectively.

As of December 31, 2021, the Company has federal net operating loss carryforwards of approximately $25.8 million. Of that amount, $10.8 million will expire, if not utilized, in various years beginning in 2028 and which are also subject to the limitations of IRC §382. The remaining carryforward amount of $15.0 million, has no expiration period and can be applied to 80% of taxable income per year in future periods. State net operating loss carryforwards total $23.5 million. Of that amount, $3.5 million will begin to expire in 2033 and are subject to the limitations of IRC §382. The remaining $20.0 million of state net operating loss carryforwards are similar to the federal net operating loss in that it has no expiration period and can be applied to 100% of state taxable income per year.

Note 16 – Commitments and Contingencies

Insurance

The Company’s insurance coverage is carried with third-party insurers and includes: (i) general liability insurance covering third-party exposures; (ii) statutory workers’ compensation insurance; (iv) excess liability insurance above the established primary limits for general liability and automobile liability insurance; (v) property insurance, which covers the replacement value of real and personal property and includes business interruption; and (vi) insurance covering our directors and officers for acts related to our business activities. All coverage is subject to certain limits and deductibles, the terms and conditions of which are common for companies with similar types of operations.

Legal Matters

The Company is not currently subject to any material legal proceedings; however, it could be subject to legal proceedings and claims from time to time in the ordinary course of its business, or legal proceedings it considered immaterial may in the future become material. Regardless of the outcome, litigation can, among other things, be time consuming and expensive to resolve, and can divert management resources.

Note 17 – Subsequent Events

In January 2022, the Company issued 62,528 shares of common stock to consultants and directors under the 2019 Stock Incentive Plan.

In February 2022, the Company issued 3,000 shares of common stock to consultants in consideration of services rendered. These shares were issued pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended. The Company did not receive any cash proceeds from this issuance.

In January 2022, the Company issued 94,623 shares of common stock to Paradigm Opportunities Fund, LP (“Paradigm”). The shares were issued pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended. The Company received $315,000 in proceeds from this issuance. Pursuant to its terms, on March 30, 2022, the Company terminated the stock purchase agreement with Paradigm, under which Paradigm had committed to purchase 600,703 shares of the Company’s common stock for an aggregate purchase price of $1,999,740.29. The Company issued its termination notice when it became clear that Paradigm would not be able to fulfil its commitment in a timely fashion.

On March 29, 2022, the joint venture agreement between the Company and Medesole Healthcare and Trading Private Limited, India was terminated by the Company pursuant to the terms of the joint venture agreement after mutual agreement with Medesole that Medesole would not be able to fulfil its commitments in a timely fashion.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. These disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2021.

Limitations on Effectiveness of Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (1992 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation of our internal control over financial reporting, management has concluded that, as of December 31, 2021, our internal control over financial reporting was effective.

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

NAME	AGE	POSITION
Mr. Steven Shum	51	Director, Chief Executive Officer

Mr. Andrea Goren	54	Chief Financial Officer

Mr. Michael Campbell	62	Chief Operating Officer and Vice President of Business Development

Mr. Matthew Szot	47	Director

Dr. Kevin Doody, MD	62	Director, Medical Director

Mr. Trent Davis	53	Director

Ms. Barbara Ryan	61	Director

Dr. Jeffrey Segal	62	Director

Ms. Rebecca Messina	49	Director

Steven M. Shum. Mr. Shum is our Chief Executive Officer, a position he has held since October 10, 2019 and is also a director, a position he has held since October 11, 2017. Previously, Mr. Shum was Interim Chief Executive Officer (from May 2019 to October 7, 2019) and Chief Financial Officer of Eastside Distilling (Nasdaq: ESDI) (from October 2015 to August 2019). Prior to joining Eastside, Mr. Shum served as an Officer and Director of XZERES Corp, a publicly traded global renewable energy company, from October 2008 until April 2015 in various officer roles, including Chief Operating Officer from September 2014 until April 2015, Chief Financial Officer, Principal Accounting Officer and Secretary from April 2010 until September 2014 (under former name, Cascade Wind Corp) and Chief Executive Officer and President from October 2008 to August 2010. Mr. Shum also serves as the managing principal of Core Fund Management, LP and the Fund Manager of Core Fund, LP. He was a founder of Revere Data LLC (now part of Factset Research Systems, Inc.) and served as its Executive Vice President for four years, heading up the product development efforts and contributing to operations, business development, and sales. He spent six years as an investment research analyst and portfolio manager of D.N.B. Capital Management, Inc. His previous employers include Red Chip Review and Laughlin Group of Companies. He earned a B.S. in Finance and a B.S. in General Management from Portland State University in 1992.

Andrea Goren. Mr. Goren is our CFO, a position he has held since June 14, 2021, and, before that, was advisor to the CEO of the Company from July 2020. Mr. Goren has over 25 years’ experience in private equity, investment banking and corporate finance working with management teams in growing and restructuring businesses. Mr. Goren currently serves as director and corporate secretary of iSign Solutions Inc. (ticker: ISGN), an electronic signature software company, and also held the position of CFO from December 2010 to June 2021. Mr. Goren also serves as director and treasurer of Americans for Ben Gurion University, a U.S. non-profit organization focused primarily on securing funds from U.S. donors to benefit one of Israel’s leading universities. Previously, Mr. Goren served as managing director and CFO of Phoenix Group, a private equity firm, and in that role served as director of Xplore Technologies Corp., a leader in rugged PCs sold to Zebra Technologies (ticker: ZBRA), and director of The Fairchild Corporation, a holding company with aerospace and retail assets, among others. Prior to Phoenix, Mr. Goren served as vice president of Shamrock International, Ltd, an arm of Roy Disney’s holding company focused on private equity and venture capital investments in Europe and Israel. Mr. Goren earned a BA from Connecticut College in 1989 and an MBA from Columbia University’s Graduate School of Business in 1994.

Michael J. Campbell. Mr. Campbell is our Chief Operating Officer and Vice President of Business Development, positions he has held since February 2019 and was a director, from October 2017 to November 2020. Mr. Campbell was previously the Vice President of IVF Americas Business Unit for Cooper Surgical, Inc., a wholly owned subsidiary of The Cooper Companies (NYSE: COO). Mr. Campbell has substantial medical device sales, marketing and business development leadership experience within Global Fortune 500 and startup company environments. During his over 11-year career at Cooper Surgical, Mike has been responsible for IVF product portfolio sales globally including the U.S., Canada, Latin America, Europe, Middle East, Africa, and Asia Pacific regions. In addition to Mr. Campbell’s position as Vice President of IVF Americas Business Unit, he served in various leadership roles including Vice President of International Business Unit from 2013-2014 and as Vice President of IVF Business Unit from 2006 to 2012. Prior to joining Cooper Surgical, Mike was Vice President of Sales, Marketing and Business Development at Retroactive Bioscience from 1997 to 2006 and Vice President of Sales and Marketing for Gabriel Medical from 1994 to 1997. Mr. Campbell also served in various senior management positions across marketing, sales and product management at Boston Scientific Corporation beginning in 1984 through 1994.

Matthew Szot. Mr. Szot is one of our directors, a position he has held since September 13, 2020, and Chairman of the Audit Committee and Compensation Committee, positions he has held since September 14, 2020. From March 2010 to November 2021, Mr. Szot served as the Executive Vice President and Chief Financial Officer of S&W Seed Company (Nasdaq: SANW), an agricultural biotechnology company. Mr. Szot is also currently a director and serves as Vice Chairman of the board, Chairman of the Audit Committee and a member of both the Compensation Committee and Nominating and Governance Committees of SenesTech (Nasdaq: SNES), a publicly traded life science company with next generation technologies for managing animal pest populations through fertility control. From June 2018 to August 2019, Mr. Szot served on the board of directors and as Chairman of the Audit Committee of Eastside Distilling, Inc. (Nasdaq; EAST), a publicly traded company in the craft spirits industry. From February 2007 until October 2011, Mr. Szot served as the Chief Financial Officer for Cardiff Partners, LLC, a strategic consulting company that provided executive financial services to various publicly traded and privately held companies. Prior thereto, from 2003 to December 2006, Mr. Szot served as Chief Financial Officer and Secretary of Rip Curl, Inc., a market leader in wetsuit and action sports apparel products. From 1996 to 2003, Mr. Szot was a Certified Public Accountant with KPMG in the San Diego and Chicago offices and served as an Audit Manager for various publicly traded companies. Mr. Szot graduated with High Honors from the University of Illinois, Champaign-Urbana with a Bachelor of Science degree in Agricultural Economics/Accountancy. Mr. Szot is a Certified Public Accountant in the State of California.

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

Trent Davis. Mr. Davis is one of our directors since his appointment in December 2019. Mr. Davis also serves as the Chairman of our Nominating and Corporate Governance Committee, a position he has held since November 2020. In addition, Mr. Davis is currently CEO of Paulson Investment Company, LLC, a boutique investment firm that specializes in private equity offerings of small and mid-cap companies. From December 2014 to December 2018, Mr. Davis was President and Chief Operating Officer of Whitestone Investment Network, Inc., which provides executive advisory services and also restructures, recapitalizes and makes strategic investments in small to midsize companies. Since March 2018, Mr. Davis served as a director of Senmiao Technology Limited (Nasdaq: AIHS), an online lending platform in China. From August 2016 to August 2019, Mr. Davis served as director of Eastside Distilling, Inc. (Nasdaq: EAST), and from July 2015 to April 2017, he served as director of Dataram Corporation (Nasdaq: DRAM). Mr. Davis helped to successfully complete the reverse merger between Dataram and U.S. Gold Corp (Nasdaq: USAU), a gold exploration and development company. From December 2014 to July 2015, Mr. Davis served as Chairman of the Board of Majesco Entertainment Company (Nasdaq: COOL). Mr. Davis also served as director and President of Paulson Capital Corp. (Nasdaq: PLCC) from November 2013 to July 2014, when Paulson Capital Corp. completed a reverse merger with VBI Vaccine (Nasdaq: VBIV). Mr. Davis continued to serve on the board and the audit committee of VBI until May 2016. Prior to serving on the board of Paulson Capital Corp., Mr. Davis served as the Chief Executive Officer of its subsidiary, Paulson Investment Company, LLC, where he oversaw he syndication of approximately $600 million of investment in over 50 client companies in both public and private transactions. In 2003, Mr. Davis served as Chairman of the Board of the National Investment Banking Association. Mr. Davis holds a B.S. in Business and Economics from Linfield College and an M.B.A. from the University of Portland. Mr. Davis is qualified to serve on the Board because of his deep knowledge of finance and public company issues, capital market, advisory and entrepreneurial experiences, and extensive expertise in operational and executive management.

Barbara Ryan. Ms. Ryan is one of our directors, a position she has held since September 2020. Ms. Ryan founded Barbara Ryan Advisors, a capital markets and communications firm, in 2012 following a more than 30-year career on Wall Street as a sell-side research analyst covering the US Large Cap Pharmaceutical Industry. Ms. Ryan has deep experience in equity and debt financings, M&A, valuation, SEC reporting, financial analysis and corporate strategy across a broad range of life sciences companies. Barbara worked on several of the industry’s largest M&A transactions; Shire’s defense versus a hostile takeover attempt by Abbvie, Shire’s takeover of Baxalta, Allergan’s defense against Valeant and Perrigo’s defense versus Mylan. Barbara served as an executive team member and on the disclosure committee for Radius Health from January 2014 to December 2017 and played a critical role in the Company’s IPO and subsequent follow on offerings which raised over $1 billion. Previously, Ms. Ryan was a Managing Director at Deutsche Bank/Alex Brown and Head of the company’s Pharmaceutical Research Team for 19 years and began her research career covering the pharmaceutical industry at Bear Stearns in 1982. Ms. Ryan also covered the drug wholesalers and PBMs and was the lead analyst on many high-profile IPO’s including Express Scripts, PSSI, and Henry Schein. Ms. Ryan currently serves as a director on the Board of MiNK Therapeutics where she Chairs the Audit Committee, Safecor Heatlh, OcuTerra Therapeutics, and The Red Door Community (formerly Gilda’s Club NYC), a non-profit organization. Barbara is the Founder of Fabulous Pharma Females, a non-profit whose mission is to advance women in the biopharma industry, is a member of the Editorial Advisory Board of Pharmaceutical Executive Magazine, a Faculty member of the GLG Institute and a member of the Prix Galien Executive Advisory Board.

Jeffrey J. Segal, M.D. Dr. Segal is one of our directors, a position he has held since November 2020. Dr. Segal founded Medical Justice Services Inc., an organization focused on protecting physicians from frivolous lawsuits in 2004, and currently serves as CEO. In 2010, Dr. Segal also launched the eMerit platform for Medical Justice Services, Inc. to enable hospitals and doctors to maximize their online presence and provide patients an ability to locate doctors online. In December 2019, Dr. Segal joined the Byrd Adatto Law Firm as a partner. From 2000-2004, Dr. Segal co-founded and served as CEO of DarPharma, Inc., a clinic focused on therapies for schizophrenia, Parkinson’s disease and other targeted CNS disorders. From 1999 through 2002, Dr. Segal co-founded and served as CEO of On-Call Solutions, Inc., a company focused on web-based design of physician call schedules. Dr. Segal is also a board certified neurosurgeon and operated a private neurosurgery practice from 1991-2000. Dr. Segal received his B.A. from the University of Texas, his medical degree from Baylor College of Medicine and his juris doctor from Concord Law School.

Rebecca Messina Ms. Messina is one of our directors, a position she has held since April 2021. Ms. Messina also serves as the Chairman of our Marketing Committee, a position she has held since May 2021. Ms. Messina is currently a senior advisor at McKinsey & Company, a position she has held since 2019. From 2018-2019, Ms. Messina served as Global Chief Marketing Officer for Uber and from 2016-2018, Ms. Messina served as Senior Vice President, Global Chief Marketing Officer for Beam Suntory. Prior to that, Ms. Messina spent 22 years with The Coca-Cola Company in various roles of increasing responsibility, serving as Senior Vice President, Marketing & Innovation, Ventures & emerging Brands from 2014-2016. Ms. Messina is currently a director for each of Vive Organics, Archer Boose, Make-A-Wish Foundation Bartesian, Outdoor Voices and Mobile Marketing Association, all private companies. Ms. Messina received her Bachelor of Arts from Miami University of Ohio in 1994.

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

Our Board has undertaken a review of the independence of our directors and considered whether any director has a material relationship with us that could compromise his or her ability to exercise independent judgment in carrying out his or her responsibilities, and determined that Trent Davis, Matthew Szot, Barbara Ryan and Jeffrey Segal, M.D., representing four of our six directors, are independent under Nasdaq listing rules. Mr. Shum is not considered independent due to his position as our Chief Executive Officer. Mr. Doody is not considered independent due to the level of compensation received by him from the Company in 2018.

In making these determinations, our Board considered the relationships that each nonemployee director has with us and all other facts and circumstances our Board deemed relevant in determining their independence, including consulting relationships, family relationships and the beneficial ownership of our capital stock by each non-employee director.

Code of Ethics

We have adopted a Code of Conduct that applies to all employees including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The text of our Code of Conduct is posted in the “Investor Information—Corporate Governance” section of our website, www.invobio.com.

We intend to disclose on our website any amendments to, or waivers from, our Code of Business Conduct and Ethics that are required to be disclosed pursuant to the disclosure requirements of Item 5.05 of Form 8-K

Marketing Committee

Our Marketing Committee currently consists of Ms. Messina (Chair), Dr. Doody and Dr. Segal.

In May 2021, the board elected to form a special Marketing Committee in order to support the addition of our internal marketing resources and overall plan to expand our marketing efforts to support our INVO Centers and distribution activities. The Marketing Committee helps to review, support, oversee, and provide input on our marketing activities in support of our marketing team.

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

Nominating and Corporate Governance Committee

Our Nominating and Corporate Governance Committee consists of Mr. Szot, Mr. Davis (Chair) and Ms. Ryan.

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

Audit Committee Related Function

Our Audit Committee members currently consist of Mr. Szot (Chair), Dr. Segal and Ms. Ryan. Each of the members of our Audit Committee is an independent director under the Nasdaq listing rules, satisfies the additional independence criteria for Audit Committee members and satisfies the requirements for financial literacy under the Nasdaq listing rules and Rule 10A-3 of the Securities Exchange Act of 1934, as applicable.

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

Our Audit Committee operates under a written charter approved by our Board and that satisfies the applicable rules and regulations of the SEC and the listing requirements of Nasdaq. The charter is available on the corporate governance section of our website, which is located at www.invobio.com.

Item 11. Executive and Director Compensation

Summary Compensation Table

The following Summary Compensation Table sets forth, for the years indicated, all cash compensation paid, distributed or accrued for services, including salary and bonus amounts, rendered in all capacities by the Company’s “named executive officers” for SEC reporting purposes.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)		Bonus ($)		Stock Award ($)		Option Award ($)		All other Compensation ($)		Total ($)

Steven Shum	2021	260,000		37,500		-	(9)	-	(9)	-		297,500
Chief Executive Officer (1)	2020	260,000		75,000		67,093	(2)	-		-		402,093

Andrea Goren	2021	171,458	(3)	76,275	(4)	36,875	(5)(11)		(11)	269,608
Chief Financial Officer

Michael Campbell	2021	220,000		110,000		-	(10)	-	(10)	-		330,000
Chief Operating Officer	2020	218,125		87,500		221,400	(6)	742,542	(7)	-		1,269,567
Vice President, Business Development

Debra Hoopes	2020	-		-		-		-		106,544	(8)	106,544
Acting Chief Financial Officer

(1)	Information regarding Mr. Shum’s compensation as a member of the Board is set forth below, in the Director Compensation Table.
(2)	Amounts reflect the aggregate grant date fair value of the 12,500 shares of common stock. The restricted stock grant issued to Mr. Shum provide for equal monthly vesting over a 12-month period based on continued employment during that time.
(3)	Mr. Goren received $50,000 salary as consultant to CEO and $121,458 salary as CFO
(4)	Mr. Goren received $25,000 bonus as consultant to the CEO and $61,275 bonus as CFO
(5)	Amounts reflect the aggregate grant date fair value of the 12,500 shares of common stock. The restricted stock grant issued to Mr. Shum provide for equal monthly vesting over a 12-month period based on continued employment during that time.
(6)	Amounts reflect the aggregate grant date fair value of the 31,250 shares of common stock. The restricted stock grant issued to Mr. Campbell provide for equal monthly vesting over a 12-month period based on continued employment during that time.
(7)	Amounts reflect the aggregate grant date fair value of the 125,000 shares of common stock underlying the stock option on the date of grant without regards to forfeitures, computed in accordance with ASC 718. This amount does not reflect the actual economic value realized by Mr. Campbell. The options issued to Mr. Campbell provide for immediate vesting of 25% and the remaining 75% with equal monthly vesting based on continued employment over two years.
(8)	Represents compensation paid by the Company to Shine Management, Inc. for the services of Ms. Hoopes.
(9)	Mr. Shum was granted $72,600 in restricted stock units and $169,400 of 5-year options on January 15, 2022 in consideration for services rendered in 2021.
(10)	Mr. Campbell was granted $55,000 in restricted stock units and $55,00 of 5-year options on January 15, 2022 in consideration for services rendered in 2021.
(11)	Mr. Goren was granted $19,350 in restricted stock units and $45,150 of 5-year options on January 15, 2022 in consideration for services rendered in 2021.

OUTSTANDING EQUITY AWARDS AT END OF 2021

The following table provides information about outstanding stock options issued by the Company held by each of our NEOs as of December 31, 2021. None of our NEOs held any other equity awards from the Company as of December 31, 2021.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Stock That Has Not Yet Vested	Market Value of Stock that has not Yet Vested
Steve Shum	209,419	176,278	3.06-8.16	10/16/22-12/31/30	-	-

Andrea Goren	76,736	158,264	5.21-5.76	06/27/31-08/10/30	2,500	8,325

Michael Campbell	177,888	115,210	3.06-8.07	01/17/30-12/31/30	-	-

Employment Agreements

Steven Shum

On October 16, 2019, the Company entered into an employment agreement with Steven Shum (the “Shum Employment Agreement”), pursuant to which Mr. Shum serves as Chief Executive Officer on an at-will basis at an annual base salary of $260,000. The Shum Employment Agreement provided for a performance bonus of $75,000 upon a successful up-listing to the Nasdaq Stock Market, with all other bonuses to be determined by the board in its sole discretion. In addition to his base salary and performance bonus, we granted Mr. Shum: (i) 12,500 shares of our common stock and (ii) a three-year option to purchase 202,599 shares of our common stock at an exercise price of $8.1600 per share. These options vest monthly over a 3-year period. Pursuant to the Shum Employment Agreement, Mr. Shum is also entitled to customary benefits, including health insurance and participation in employee benefit plans. The Shum Employment Agreement provides that if Mr. Shum is terminated without cause (as defined in the Shum Employment Agreement) or he resigns his employment due to a constructive termination (as defined in the Shum Employment Agreement) then he will be entitled to receive, as severance, (a) 12 month’s base salary continuation, (b) 6 months reimbursement of payments for continuing health coverage, pursuant to COBRA, assuming you elect COBRA continuation, and (c) continued vesting of his shares for a period of 6 months following such employment termination.

Andrea Goren

On June 14, 2021, the Company entered into an employment agreement with Andrea Goren (the “Goren Employment Agreement”), pursuant to which Mr. Goren was hired as the Company’s chief financial officer. The Goren Employment Agreement provides for an annual base salary of $215,000 and a target annual incentive bonus of up to 50% of base salary if the Company achieves goals and objectives determined by the board of directors. In connection with the Goren Employment Agreement, on June 14, 2021 the Company granted Mr. Goren a stock option under the 2019 Plan to purchase 72,500 shares of Company common stock (the “Goren Option”). The Goren option vests in equal monthly installments over a 3-year period, has a term of 10 years and can be exercised at a price of $5.205 per share. Also, in connection with the Goren Employment Agreement, as of July 1, 2021, Mr. Goren was granted a restricted stock award for 5,000 share of Company common stock (the “Goren RSA”). The Goren RSA vests in equal monthly installments over a 12-month period. Mr. Goren is also entitled to customary benefits, including health insurance and participation in employee benefit plans. The Goren Employment Agreement provides that if Mr. Goren terminates the Goren Employment Agreement for “cause” (as defined in the Goren Employment Agreement) or the Company terminates the Goren Employment Agreement without “cause,” then he will continue to receive his base salary for three months after termination and certain insurance benefits for twelve months after termination. The Company may terminate the Goren Employment Agreement without “cause” on 30 days’ notice.

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

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

If Mr. Shum is involuntarily terminated without cause or constructively terminated (in each case, as defined in the Shum Employment Agreement), then he is entitled to 12 months’ severance and continued vesting of his shares for a period of 6-months following termination.

If (i) Mr. Goren terminates his employment agreement for cause, (ii) the Company provides notice not to renew his employment agreement on any anniversary date, or (iii) the Company terminates his employment agreement without cause, then he is entitled to three months’ severance and insurance benefits.

If (i) Mr. Campbell terminates his employment agreement for cause, (ii) the Company provides notice not to renew his employment agreement on any anniversary date, or (iii) the Company terminates his employment agreement without cause, then he is entitled to three months’ severance and insurance benefits.

The following table sets forth quantitative information with respect to potential payments to be made to either Mr. Shum, Mr. Goren and Mr. Campbell upon termination in various circumstances. The potential payments are based on the terms of each of the employment agreements discussed above. For a more detailed description of the employment agreements, see the “Employment Agreements” section above.

Name	Potential Payment Upon Termination
	($)		Option Awards (#)
Steven Shum	$260,000	(1)	176,278	(2)
Andrea Goren	$53,750	(3)	85,764	(4)
Michael Campbell	$55,000	(5)	113,906	(6)

(1)	Mr. Shum is entitled to twelve months’ severance at the then applicable base salary rate. Mr. Shum’s current base salary is $260,000 per annum.
(2)	Represents the number of unvested options at December 31, 2021. Mr. Shum’s options vest equally over a 36-month period. At December 31, 2021, there were 24 months remaining in his vesting schedule. The potential payment of shares subject to Mr. Shum’s unvested options will reduce every month as his options vest and the value of his unvested options will be based on our market price at such time.
(3)	Mr. Goren is entitled to three months’ severance at the then applicable base salary rate. Mr. Goren’s current base salary is $215,000 per annum.
(4)	Represents the number of unvested options at December 31, 2021. Mr. Goren’s options vest equally over a 36-month period. At December 31, 2021, there were 16 months remaining in his vesting schedule. The potential payment of shares subject to Mr. Goren’s unvested options will reduce every month as his options vest and the value of his unvested options will be based on our market price at such time.
(5)	Mr. Campbell is entitled to three months’ severance at the then applicable base salary rate. Mr. Campbell’s current base salary is $220,000 per annum.
(5)	Represents the number of unvested options at December 31, 2021. Mr. Campbell’s options vest equally over a 36-month period. At December 31, 2021, there were 24 months remaining in his vesting schedule. The potential payment of shares subject to Mr. Campbell’s unvested options will reduce every month as his options vest and the value of his unvested options will be based on our market price at such time.

Compensation of Directors

DIRECTOR COMPENSATION TABLE

Name	Year	Non-employee Compensation ($)	Stock Award ($)	Option Award ($)	All other Compensation ($)	Total ($)

Trent Davis	2021	42,500	32,000	32,000	-	106,000
	2020	25,000	25,000	19,613	-	69,613

Kevin Doody	2021	25,000	25,002	25,000	-	75,002
	2020	25,000	25,000	19,613	-	69,613

Michael Campbell	2021	-	-	-	-	-
Former Director	2020	-	-	19,613	-	19,613

Kathleen Karloff	2021	-	-	-	-	-
Former Director	2020	-	-	19,613	-	19,613

Steven Shum	2021	-	-	-	-	-
	2020	-	-	19,613	-	19,613

Barbara Ryan	2021	40,000	31,002	31,000	-	102,002
	2020	7,397	7,397	7,326	-	22,120

Jeffrey Segal	2021	30,000	27,000	27,001	-	84,001
	2020	3,630	3,630	3,595	-	10,855

Matthew Szot	2021	55,000	37,002	37,002	-	129,004
	2020	7,466	7,467	7,396	-	22,329

Rebecca Messina	2021	22,417	20,666	22,897	-	65,980

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table shows information regarding our equity compensation plans as of December 31, 2021.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (c)
Equity compensation plans approved by security holders (1)	592,772	(2)	$5.09	9,002
Equity compensation plans not approved by security holders	-		-	-
Total	592,772		$5.09	9,002

(1) 2019 Stock Incentive Plan. On October 3, 2019, our Board adopted the 2019 Stock Incentive Plan (the “Plan”). The purpose of our Plan is to advance the best interests of the company by providing those persons who have a substantial responsibility for our management and growth with additional incentive and by increasing their proprietary interest in the success of the company, thereby encouraging them to maintain their relationships with us. Further, the availability and offering of stock options and common stock under the plan supports and increases our ability to attract and retain individuals of exceptional talent upon whom, in large measure, the sustained progress, growth and profitability which we depend. The total number of shares available for the grant of either stock options or compensation stock under the plan is 1,371,449 shares, subject to adjustment.

(2) We granted 225,402 shares subject to restricted stock grants under the Plan in the year ended December 31, 2021.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table and notes set forth the beneficial ownership of the common stock of the Company as of March 31, 2022, by each person who was known by the Company to beneficially own more than 5% of the common stock, by each director and named executive officer, and by all directors and executive officers as a group. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or dispositive power with respect to the securities. Unless otherwise indicated below, to our knowledge, all persons listed below have sole voting and dispositive power with respect to their shares of our common stock, except to the extent authority is shared by spouses under applicable law. Unless otherwise noted, the address of all of the individuals and entities named below is care of INVO Bioscience, Inc., 5582 Broadcast Court Sarasota, Florida, 34240.

The following table sets forth the beneficial ownership of our common shares as of March 31, 2022 for:

●	each person, or group of affiliated persons, who is known by us to beneficially own more than 5% of our common shares;

●	each of our named executive officers;

●	each of our directors; and

●	all of our current executive officers and directors as a group.

The percentage ownership information is based upon 12,089,298 common shares outstanding as of March 31, 2022. We have determined beneficial ownership in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to applicable community property laws. The address for persons listed in the table is c/o INVO Bioscience, Inc., 5582 Broadcast Court, Sarasota, FL 34240.

Name and Address of Beneficial Owner (1)	Number of Shares		Percentage of Common Stock
5% Stockholders:
AWM Investment Company, Inc. (2)	1,159,075		9.59%
Claude Ranoux (3)	766,189		6.34%

Officers and Directors
Steven Shum	325,818	(4)	2.40%
Michael Campbell	261,301	(5)	2.03%
Andrea Goren	213,673	(6)	1.17%
Kevin Doody	194,380	(7)	0.30%
Trent Davis	43,138	(8)	0.36%
Barbara Ryan	40,422	(9)	0.33%
Matthew Szot	47,393	(10)	0.39%
Jeffrey Segal	34,223	(11)	0.28%
Rebecca Messina	22,722	(12)	0.19%
All directors and executive officers as a group (9 persons)	1,183,071		7.45%

(1)	Unless otherwise indicated, the business address of each current director or executive officer is INVO Bioscience, Inc. 5582 Broadcast Court Sarasota, Florida 34240.
(2)	The address is c/o Special Situations Funds, 527 Madison Avenue, Suite 2600, New York, NY 10022
(3)	The address is 88 Chestnut Street, Winchester, MA 01889.
(4)	Includes: 263,894 shares of common stock under options (either presently exercisable or within 60 days of March 31, 2022).
(5)	Includes: 211,301 shares of common stock under options (either presently exercisable or within 60 days of March 31, 2022).
(6)	Includes: 119,790 shares of common stock under options (either presently exercisable or within 60 days of March 31, 2022).
(7)	Includes: 17,074 shares of common stock under options (either presently exercisable or within 60 days of March 31, 2022).
(8)	Includes: 20,700 shares of common stock under options (either presently exercisable or within 60 days of March 31, 2022).
(9)	Includes: 19,369 shares of common stock under options (either presently exercisable or within 60 days of March 31, 2022).
(10)	Includes: 22,692 shares of common stock under options (either presently exercisable or within 60 days of March 31, 2022).
(11)	Includes: 16,214 shares of common stock under options (either presently exercisable or within 60 days of March 31, 2022).
(12)	Includes: 9,605 shares of common stock under options (either presently exercisable or within 60 days of March 31, 2022).

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our officers and directors to file with the SEC reports of ownership on Form 3 and changes in ownership on Form 4 and Form 5. Officers and directors are required by Commission regulations to furnish to us copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, to our knowledge all Section 16(a) filing requirements applicable to our officers and directors were timely filed during the fiscal year ended December 31, 2021.

Changes in Control

There are no present arrangements, including pledges of the Company’s securities, known to the Company, the operation of which may result at a subsequent date in a change in control of the Company.

Item 13. Certain Relationships and Related Transactions

Related Party Transactions Policy and Procedures

We have adopted a written policy with respect to the review, approval, and ratification of related party transactions. Under the policy, any transactions where the amount involved exceeds the lesser of $120,000 or one percent (1%) of the average of our total assets at year-end for the last two completed fiscal years and in which any related person has or will have a direct or indirect material interest, other than equity and other compensation, termination and other arrangements which are described under the headings “Compensation of Directors” and “Executive and Director Compensation,” is defined as a related party transaction. Any such related party transactions are reviewed and must be approved by the Company’s board of directors.

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

In October 2021, Paulson Investment Company served as a placement agent for the Company’s registered direct offering and received fees and commissions for such role in the amount of $323,584. Trent Davis, one of the Company’s directors, is President of Paulson Investment Company. Mr. Davis did not receive any compensation related to the fees and commissions received by Paulson. Steve Shum and Andrea Goren, the CEO and CFO of the Company, respectively, each purchased 30,674 shares in the registered direct offering for gross proceeds of $199,994.

Item 14. Principal Accountant Fees and Services

The following table summarizes the approximate aggregate fees billed to the Company or expected to be billed to the Company by its independent registered accounting firm:

	Fiscal Year Ended December 31,2021	Fiscal Year Ended December 31, 2020
Audit Fees (a)	$63,875	$45,450
Audit Related fees (b)	$-	$12,096

(a)	Audit Fees includes fees billed for the fiscal year shown for professional services for the audit of the Company’s consolidated financial statements included in its annual report on Form 10-K and review of financial statements included in its quarterly reports on Form 10-Q.

(b)	Audit-Related Fees include assurance and related services performed to comply with generally accepted auditing standards and including comfort and consent letters in connection with SEC filings and financing transactions.

The Company’s Board of Directors has adopted a procedure for pre-approval of all fees charged by the Company’s independent auditors. Under the procedure, the Board approves the engagement letter with respect to audit and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of the Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit fees paid to the auditors with respect to fiscal year 2021 and 2020 were pre-approved by the entire Board of Directors.

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

(b) Exhibits

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation. Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2009.
3.2	Certificate of Change. Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 22, 2020.
3.3	By-Laws of INVO Bioscience. Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on November 13, 2007.
4.1*	Description of Capital Stock
4.2	Form of Senior Secured Convertible Promissory Note, dated July 2009. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 17, 2009.
4.3	Form of Convertible Promissory Note Purchase Agreement, dated July 2009. Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 17, 2009.
4.4	Form of Convertible Promissory Note, dated January 2018. Incorporated by reference to Exhibit 4.3 to the Annual Report on Form 10-K filed on April 16, 2019.
4.5	Form of Convertible Note Purchase Agreement, dated January 2018. Incorporated by reference to Exhibit 4.4 to the Annual Report on Form 10-K filed on April 16, 2019.
4.6	Form of Secured Convertible Note, dated May 2020. Incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2020.
4.7	Form of Unit Purchase Option, dated May 2020. Incorporated by reference to Exhibit 4.2 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2020.
4.8	Form of Warrant, dated May 2020. Incorporated by reference to Exhibit 4.3 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2020.
4.9	Form of Placement Agent Warrant to Purchase Common Stock, filed as Exhibit 4.1 to our Current Report dated October 1, 2021 and filed with the Securities and Exchange Commission on October 5, 2021 and incorporated herein by reference.

10.1	Short Term Note, dated March 5, 2009 between the registrant and Kathleen Karloff. Incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2009.
10.2	Short Term Note, dated May 19, 2019 between the registrant and Kathleen Karloff. Incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2009.
10.3	Promissory Note, dated August 9, 2016, between the registrant and Kavanaugh Rosenthal Peisch & Ford, LLP. Incorporated by reference to Exhibit 10.3 the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 16, 2019.
10.4	Distribution Agreement, dated November 12, 2018, between the Registrant and Ferring International Center S.A,. Incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 16, 2019.
10.5	Supply Agreement, dated November 12, 2018, between the registrant and Ferring International Center S.A. Incorporated by reference to Exhibit 10.5 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 16, 2019.
10.6	Joint Venture Agreement, dated January 13, 2020, between the registrant and Medesole Healthcare and Trading Private Limited, India. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2020.
10.7	Employment Agreement, dated October 16, 2019, between the registrant and Steven Shum. Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 15, 2019.
10.8	Employment Agreement, dated January 15, 2020, between the registrant and Michael Campbell. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 21, 2020.
10.9	Commercial Lease Agreement, dated May 1, 2019 between the registrant and PJ LLC. Incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2020.
10.10	2019 Stock Incentive Plan, incorporated by reference to the Registration Statement on Form S-8 with the Securities and Exchange Commission on October 16, 2019.
10.11	Pre-Incorporation and Shareholders Agreement between INVO Centers, LLC, Francisco Arredondo, M.D. PLLC and Ramiro Ramirez Guiterrez. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 30, 2020.
10.12	Distribution Agreement, dated November 23, 2020, between the registrant and IDS Medical Systems (M) Sdn Bhda. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 25, 2020.
10.13	Joint Venture Agreement, dated November 23, 2020, between the registrant and SNS Nurni SDN BHD. Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 25, 2020.
10.14	Joint Venture Agreement, dated November 23, 2020, between the registrant and Ginekaliks Dooel. Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 25, 2020.
10.15	Distribution Agreement, dated December 2, 2020, between the registrant and Tasnim Behboud Arman. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 8, 2020.
10.16	Form of Securities Purchase Agreement, dated May 2020. Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2020.
10.17	Form of Security Agreement, dated May 2020. Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2020.
10.18	Form of Registration Rights Agreement, dated May 2020. Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2020.
10.19	Amendment No. 1 to Distribution Agreement, between the registrant and Ferring International Center S.A. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 8, 2021.

10.20	HRCFG INVO LLC Limited Liability Company Agreement, dated March 10, 2021, between the registrant and HRCFG, LLC. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 15, 2021.
10.21	Note, dated March 10, 2021, between the registrant and HRCFG, LLC. Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 15, 2021.
10.22	Lease, dated March 2021, with Trustmark National Bank filed as Exhibit 10.22 to our Annual Report on Form 10-K for the year ended December 31, 2021 and incorporated herein by reference.
10.23	Partnership Agreement dated April 9, 2021 between the registrant and Lyfe Medical, LLC, filed as Exhibit 10.1 to our Current Report on Form 8-K dated April 9, 2021 and filed with the Securities and Exchange Commission on April 13, 2021 and incorporated by reference herein.
10.24	Amended and Restated Employment Agreement with Andrea Goren dated June 14, 2021, filed as Exhibit 10.1 to our Current Report on Form 8-K dated June 14, 2021 and filed with the Securities and Exchange Commission on June 15, 2021 and incorporated herein by reference.
10.25	Joint Venture Agreement dated June 28, 2021 between INVO Centers, LLC and Bloom Fertility, LLC, filed as Exhibit 10.1 to our Current Report on Form 8-K dated June 28, 2021 and filed with the Securities and Exchange Commission on June 30, 2021 and incorporated herein by reference.
10.26	Limited Liability Company Agreement of Bloom INVO, LLC dated June 28, 2021, filed as Exhibit 10.2 to our Current Report on Form 8-K dated June 28, 2021 and filed with the Securities and Exchange Commission on June 30, 2021 and incorporated herein by reference.
10.27	Management Services Agreement dated June 28, 2021 between Bloom INVO LLC, Bloom Fertility LLC and Sue Ellen Carpenter, filed as Exhibit 10.3 to our Current Report on Form 8-K dated June 28, 2021 and filed with the Securities and Exchange Commission on June 30, 2021 and incorporated herein by reference.
10.28	INVOcell Supply Agreement dated June 28, 2021 between the registrant and Bloom INVO LLC, filed as Exhibit 10.4 to our Current Report on Form 8-K dated June 28, 2021 and filed with the Securities and Exchange Commission on June 30, 2021 and incorporated herein by reference.
10.29	Intellectual Property License Agreement dated June 28, 2021 between Bloom INVO LLC and the registrant, filed as Exhibit 10.5 to our Current Report on Form 8-K dated June 28, 2021 and filed with the Securities and Exchange Commission on June 30, 2021 and incorporated herein by reference.
10.30	Intellectual Property License Agreement dated June 28, 2021 between Bloom INVO LLC, Bio X Cell Inc. and the registrant, filed as Exhibit 10.6 to our Current Report on Form 8-K dated June 28, 2021 and filed with the Securities and Exchange Commission on June 30, 2021 and incorporated herein by reference.
10.31	Sublease Agreement dated June 29, 201 between Assure Fertility Partners of Atlanta II, LLC and Bloom INVO LLC, filed as Exhibit 10.7 to our Current Report on Form 8-K dated June 28, 2021 and filed with the Securities and Exchange Commission on June 30, 2021 and incorporated herein by reference.
10.32	Guarantee of Sublease made by the registrant in favor of Assure Fertility Partners of Atlanta II, LLC and Bloom INVO, LLC, filed as Exhibit 10.8 to our Current Report on Form 8-K dated June 28, 2021 and filed with the Securities and Exchange Commission on June 30, 2021 and incorporated herein by reference.
10.33	Share Purchase Agreement dated September 1, 2021 among Ernest Broome, Lyle Oberg, Richard Ross, Dr. Seang Lin Tan, the registrant and Effortless IVF Canada Inc., filed as Exhibit 10.1 to our Current Report dated September 1, 2021 and filed with the Securities and Exchange Commission on September 7, 2021 and incorporated herein by reference.
10.34	Stock Purchase Agreement dated September 30, 2021 between the registrant and Paradigm Opportunities Fund, LP, filed as Exhibit 10.1 to our Current Report dated October 1, 2021 and filed with the Securities and Exchange Commission on October 4, 2021 and incorporated herein by reference.
10.35	Placement Agent Agreement dated October 1, 2021 between the registrant and Paulson Investment Company, LLC, filed as Exhibit 10.1 to our Current Report dated October 1, 2021 and filed with the Securities and Exchange Commission on October 5, 2021 and incorporated herein by reference.
10.36	Form of Stock Purchase Agreement dated October 1, 2021 between the registrant and the purchasers set forth therein, filed as Exhibit 10.2 to our Current Report dated October 1, 2021 and filed with the Securities and Exchange Commission on October 5, 2021 and incorporated herein by reference.
10.37	Termination Notice from Ferring International Center S.A. dated November 2, 2021, filed as Exhibit 10.1 to our Current Report on Form 8-K dated November 2, 2021 and filed with the Securities and Exchange Commission on November 8, 2021 and incorporated herein by reference.
10.38	Amendment No. 1 to Stock Purchase Agreement dated November 29, 2021 between the registrant and Paradigm Opportunities Fund LP, filed as Exhibit 10.1 to our Current Report on Form 8-K dated November 29, 2021 and filed with the Securities and Exchange Commission on December 2, 2021 and incorporated herein by reference.
10.39	Amendment No. 2 to Stock Purchase Agreement dated November 29, 2021 between the registrant and Paradigm Opportunities Fund LP, filed as Exhibit 10.1 to our Current Report on Form 8-K dated December 31, 2021 and filed with the Securities and Exchange Commission on January 6, 2022 and incorporated herein by reference.
10.40	Amendment No. 3 to Stock Purchase Agreement dated January 31, 2022 between the registrant and Paradigm Opportunities Fund LP, filed as Exhibit 10.1 to our Current Report on Form 8-K dated January 31, 2022 and filed with the Securities and Exchange Commission on February 2, 2022 and incorporated herein by reference.
10.41*	Termination Notice to Medesole Healthcare and Trading Private Limited dated March 29, 2022.
10.42*	Termination Notice to Paradigm Opportunities Fund, LP dated March 30, 2022.
21.1*	Subsidiaries
23.1*	Consent of M&K CPAs, PLLC
31.1*	Certification by Principal Executive Officer pursuant to Rule 13a-4(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification by Principal Financial Officer pursuant to Rule 13a-4(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1*	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	XBRL Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 2022.

INVO Bioscience, Inc.

Date: March 31, 2022	By:	/s/ Steven Shum
Steven Shum
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 31, 2022.

Signature	Capacity

/s/ Steven Shum
Steven Shum	Chief Executive Officer (Principal Executive Officer)

/s/ Andrea Goren
Andrea Goren	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Matthew Szot
Matthew Szot	Director

/s/ Kevin Doody, MD
Kevin Doody, MD	Director

/s/ Trent Davis
Trent Davis	Director

/s/ Barbara Ryan
Barbara Ryan	Director

/s/ Jeffrey Segal
Jeffrey Segal, MD	Director

/s/ Rebecca Messina
Rebecca Messina	Director

