Form 10-K/A
period 2021-12-31
INVO Bioscience, Inc.
filed 2022-04-12
CIK 1417926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No.1)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

INVO Bioscience, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (“Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as originally filed with the Securities and Exchange Commission on March 31,2021 (the “Original Filing”), solely to replace Exhibit 23.1 Consent of Independent Registered Public Accounting Firm included in the Original Filing with a corrected Exhibit 23.1. The Exhibit 23.1 included in the Original Filing inadvertently omitted the Registration Statement on Form S-8 (No. 333-263239) from the list of registration statements as to which consent was provided by M&K CPAs LLC.

This Amendment speaks as of the original filing date and does not reflect events occurring after the filing of the Form 10-K or modify or update disclosures that may be affected by subsequent events. No revisions are being made to the Company’s financial statements or any other disclosure contained in the Form 10-K. This Amendment is an exhibit-only filing. Except for Exhibit 23.1, this Amendment does not otherwise update any exhibits as originally filed or previously amended.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act. As no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted. The Company is not including certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) as no financial statements are being filed with this Amendment.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(b) Exhibits

Exhibit No.	Description
23.1*	Consent of M&K CPAs, PLLC
31.3*	Certification by Principal Executive Officer pursuant to Rule 13a-4(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.4*	Certification by Principal Financial Officer pursuant to Rule 13a-4(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 12, 2022.

INVO Bioscience, Inc.

Date: April 12, 2022	By:	/s/ Steven Shum
Steven Shum
Chief Executive Officer (Principal Executive Officer)

-3-