Form 10-Q
period 2022-03-31
INVO Bioscience, Inc.
filed 2022-05-16
CIK 1417926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 16, 2022, the registrant had 12,096,798 shares of common stock outstanding.

INVO BIOSCIENCE, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED March 31, 2022

Forward Looking Statements

The statements contained in this Quarterly Report on Form 10-Q which are not historical facts, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements regarding future events and our future results are based on current expectations, estimates, forecasts, and projections and the beliefs and assumptions of our management, including, without limitation, our expectations regarding results of operations, the commercialization of our technology, regulatory approvals, our development of new technologies, the adequacy of our ability to develop current financing sources to fund our operations, our growth initiatives, and the strength of our intellectual property portfolio. These forward-looking statements may be identified by the use of words such as “plans”, “intends,” “may,” “could,” “expect,” “estimate,” “anticipate,” “continue” or similar terms, though not all forward-looking statements contain such words. The actual results of the future events described in such forward-looking statements could differ materially from those stated in such forward-looking statements due to a number of important factors. These factors that could cause actual results to differ from those anticipated or predicted include, without limitation, our ability to develop and commercialize our products, including obtaining regulatory approvals, the size and growth of the potential markets for our products and our ability to serve those markets, the rate and degree of market acceptance of any of our products, general economic conditions, costs and availability of raw materials and management information systems, our ability to obtain and maintain intellectual property protection for our products, competition, the loss of key management and technical personnel, our ability to obtain timely payment of our invoices from customers, litigation, the effect of governmental regulatory developments, the availability of financing sources, our ability to comply with our debt obligations, our ability to deleverage our balance sheet, and seasonality, as well as the uncertainties set forth in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 31, 2022 (the “10-K”), including the risk factors contained in Item 1A, and from time to time in our other filings with the SEC We disclaim any intention or obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

INVO BIOSCIENCE, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31,	December 31,
	2022	2021
		(audited)
ASSETS
Current assets
Cash	$3,839,862	$5,684,871
Accounts receivable	58,720	50,470
Inventory	294,631	287,773
Prepaid expenses and other current assets	228,178	282,751
Total current assets	4,421,391	6,305,865
Property and equipment, net	491,995	501,436
Intangible Assets, net	132,551	132,093
Lease right of use	1,980,153	2,037,052
Investment in joint ventures	1,494,143	1,489,934
Total assets	$8,520,233	$10,466,380
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$462,211	$443,422
Accrued compensation	391,877	581,689
Deferred revenue, current portion	5,793	5,900
Lease liability, current portion	224,361	221,993
Total current liabilities	1,084,242	1,253,004
Lease liability, net of current portion	1,844,784	1,901,557
Deferred tax liability	1,139	1,139
Total liabilities	2,930,165	3,155,700

Stockholders’ equity
Common Stock, $.0001 par value; 125,000,000 shares authorized; 12,096,798 and 11,929,147 issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	1,210	1,193
Additional paid-in capital	47,254,192	46,200,509
Accumulated deficit	(41,665,334)	(38,891,022)
Total stockholders’ equity	5,590,068	7,310,680
Total liabilities and stockholders’ equity	$8,520,233	$10,466,380

The accompanying notes are an integral part of these consolidated financial statements.

INVO BIOSCIENCE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended
	March 31,
	2022	2021
Revenue:
Product revenue	$56,750	$505,952
Clinic revenue	105,848	-
License revenue	-	178,571
Total revenue	162,598	684,523
Cost of goods sold:
Production costs	57,533	60,314
Depreciation	7,428	2,431
Total cost of goods sold	64,961	62,745
Gross profit	97,637	621,778
Operating expenses
Selling, general and administrative expenses	2,694,395	2,115,303
Research and development expenses	104,180	66,267
Total operating expenses	2,798,575	2,181,570
Loss from operations	(2,700,938)	(1,559,792)
Other income (expense):
Loss from equity method joint ventures	(71,117)	-
Interest income	225	2,013
Interest expense	(1,456)	(895,226)
Foreign currency exchange loss	(1,026)	(464)
Total other expenses	(73,374)	(893,677)
Net loss	(2,774,312)	(2,453,469)
Net loss per common share:
Basic	$(0.23)	$(0.25)
Diluted	$(0.23)	$(0.25)
Weighted average number of common shares outstanding:
Basic	12,050,696	9,888,025
Diluted	12,050,696	9,888,025

The accompanying notes are an integral part of these consolidated financial statements.

INVO BIOSCIENCE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balances, December 31, 2020	9,639,268	$964	$37,978,224	$(32,236,082)	$5,743,106
Common stock issued to directors and employees	30,000	3	97,450	-	97,453
Common stock issued to service providers	71,500	7	221,243	-	221,250
Conversion of notes payable and accrued interest	388,684	39	1,243,749	-	1,243,788
Proceeds from warrant exercise	39,095	4	123,558	-	123,562
Proceeds from unit purchase option exercise	77,444	8	246,270	-	246,278
Cashless warrant exercise	91,709	9	(9)	-	-
Cashless unit purchase option exercise	86,529	8	(8)	-	-
Stock options issued to directors and employees as compensation	-	-	376,523	-	376,523
Net loss	-	-	-	(2,453,469)	(2,453,469)
Balances, March 31, 2021	10,424,229	$1,042	$40,287,000	$(34,689,551)	$5,598,491

Balances, December 31, 2021	11,929,147	$1,193	$46,200,509	$(38,891,022)	$7,310,680

Common stock issued to directors and employees	51,528	6	243,356	-	243,362
Common stock issued for services providers	21,500	2	66,848	-	66,850
Proceeds from the sale of common stock, net of fees and expenses	94,623	9	314,991	-	315,000
Stock options issued to directors and employees	-	-	428,488	-	428,488
Net loss	-	-	-	(2,774,312)	(2,774,312)
Balances, March 31, 2022	12,096,798	1,210	47,254,192	(41,665,334)	5,590,068

INVO BIOSCIENCE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended
	March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(2,774,312)	$(2,453,469)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash stock compensation issued for services	66,850	94,611
Non-cash stock compensation issued to directors and employees	243,362	97,453
Fair value of stock options issued to employees	428,488	376,523
Amortization of discount on notes payable	-	860,155
Amortization of leasehold right of use asset	56,899	5,675
Loss from equity method investment	71,117	-
Depreciation and amortization	15,547	2,979
Changes in assets and liabilities:
Accounts receivable	(8,250)	(505,952)
Interest receivable	-	(160)
Inventory	(6,858)	(2,977)
Prepaid expenses and other current assets	54,573	18,694
Accounts payable and accrued expenses	18,789	183,117
Accrued compensation	(189,812)	(259,936)
Deferred revenue	(107)	(178,572)
Leasehold liability	(54,405)	(5,491)
Accrued interest	-	33,028
Income taxes payable	-	(1,062)
Net cash used in operating activities	(2,078,119)	(1,735,384)
Cash from investing activities:
Payments to acquire property, plant, and equipment	(5,654)	-
Payments to acquire patents	-	(17,631)
Payments to acquire trademarks	(910)	(11,349)
Investment in joint ventures	(75,326)	-
Payment for notes receivable	-	(280,000)
Net cash used in investing activities	(81,890)	(308,980)
Cash from financing activities:
Proceeds from the sale of common stock, net of offering costs	315,000	-
Proceeds from warrant exercise	-	123,562
Proceeds from unit purchase option exercise	-	246,278
Net cash provided by financing activities	315,000	369,840
Increase (decrease) in cash and cash equivalents	(1,845,009)	(1,674,524)
Cash and cash equivalents at beginning of period	5,684,871	10,097,760
Cash and cash equivalents at end of period	$3,839,862	$8,423,236

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$2,043
Taxes	$-	$912
Noncash activities:
Common stock issued upon note payable and accrued interest conversion	$-	$1,243,788
Common stock issued for prepaid services	$-	$168,850
Cashless exercise of warrants	$-	$9
Cashless exercise of unit purchase options	$-	$8

The accompanying notes are an integral part of these consolidated financial statements.

INVO BIOSCIENCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

(UNAUDITED)

Note 1 – Summary of Significant Accounting Policies

Description of Business

INVO Bioscience, Inc. (“INVO” or the “Company”) is a commercial-stage fertility company dedicated to expanding the assisted reproductive technology (“ART”) marketplace by making fertility care accessible and inclusive to people around the world. The Company’s primary mission is to implement new medical technologies aimed at increasing the availability of affordable, high-quality, patient-centered fertility care. The Company’s flagship product is INVOcell, a revolutionary medical device that allows fertilization and early embryo development to take place in vivo within the woman’s body. This treatment solution is the world’s first intravaginal culture technique for the incubation of oocytes and sperm during fertilization and early embryo development. This technique, designated as “IVC,” provides patients a more connected and intimate experience in comparison to other ART treatments. We believe the IVC procedure can deliver comparable results at a lower cost than traditional in vitro fertilization (“IVF”) and is a significantly more effective treatment than intrauterine insemination (“IUI”). The Company’s commercialization strategy involves the opening of dedicated “INVO Centers” focused on offering the INVOcell and IVC procedure (with three centers in North America now operational), as well as continuing to distribute and sell its technology solution into existing fertility clinics.

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

The Company considers events or transactions that have occurred after the consolidated balance sheet date of March 31, 2022, but prior to the filing of the consolidated financial statements with the SEC in this Quarterly Report on Form 10-Q, to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure, as applicable. Subsequent events have been evaluated through the date of the filing of this Quarterly Report on Form 10-Q.

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

Long- Lived Assets

Long-lived assets and certain identifiable assets related to those assets are periodically reviewed for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable. If the non-discounted future cash flows of the asset are less than their carrying amount, their carrying amounts are reduced to the fair value and an impairment loss recognized. There was no impairment recorded during the three months ended March 31, 2022, and 2021.

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

Concentration of Credit Risk

Cash includes amounts deposited in financial institutions in excess of insurable Federal Deposit Insurance Corporation (“FDIC”) limits. As of March 31, 2022, the Company had cash balances in excess of FDIC limits.

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

On November 2, 2021, Ferring notified the Company of its intention to terminate the Ferring Agreement, which required 90-days prior written notice. Accordingly, the Ferring Agreement officially terminated on January 31, 2022.

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

As of March 31, 2022, the Company had no deferred revenue related to the Ferring Agreement as it was recognized in the fourth quarter of fiscal year 2021 in relation to the contract termination. Per ASC 606-10-55-48 the likelihood of Ferring exercising its rights became remote at the time notice of termination was received so INVO recognized the full remaining amount of the deferred revenue.

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

Loss Per Share

Basic loss per share calculations are computed by dividing net loss attributable to the Company’s common shareholders by the weighted-average number of common shares outstanding. Diluted earnings per share are computed similar to basic earnings per share except that the denominator is increased to include potentially dilutive securities. The Company’s diluted loss per share is the same as the basic loss per share for the three months ended March 31, 2022, and 2021, as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

	Three Months Ended March 31,
	2022	2021
Net loss (numerator)	$(2,774,312)	$(2,453,469)
Basic and diluted weighted-average number of common shares outstanding (denominator)	12,050,696	9,888,025
Basic and diluted net loss per common share	(0.23)	(0.25)

The Company has excluded the following dilutive securities from the calculation of fully diluted shares outstanding because the result would have been anti-dilutive:

	As of March 31,
	2022	2021
Options	1,474,605	1,102,672
Convertible notes and interest	-	160,504
Unit purchase options and warrants	260,165	216,193
Total	1,734,770	1,479,369

Recently Adopted Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements, and does not believe the future adoption of any such pronouncements will have a material impact on its financial condition or the results of its operations.

Note 2 – Liquidity

Historically, the Company has funded its cash and liquidity needs through operating cash flow, equity financings, and convertible notes. For the three months ended March 31, 2022 and 2021, the Company incurred a net loss of approximately $2.8 million and $2.5 million, respectively, and has an accumulated deficit of approximately $41.7 million as of March 31, 2022. Approximately $0.9 million of the net loss was related to non-cash expenses for the three months ended March 31, 2022, compared to $1.4 million for the three months ended March 31, 2021.

The Company has been dependent on raising capital from debt and equity financings to meet its needs for cash flow used in operating and investing activities. During the first three months of 2021, the Company received approximately $0.4 million of proceeds from unit purchase option and warrant exercises. During the first three months of 2022, the Company received proceeds of approximately $0.3 million for the sale of common stock. The Company’s current plan includes opening additional INVO Centers over the next 12 months. Until the Company can generate a sufficient amount of cash from operations and to the extent additional funds are necessary to meet the Company’s longer-term liquidity needs and to execute the Company’s business strategy, it may need to raise additional funding, as it has done in the past, by way of debt and/or equity financings. Such additional funding may not be available on reasonable terms, if at all.

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

In consideration for INVO’s commitment to contribute up to $800,000 within the 24-month period following the execution of the Bloom Agreement to support the start-up operations of the Georgia JV, the Georgia JV issued 800 of its units to INVO CTR and in consideration for Bloom’s commitment to contribute physician services having an anticipated value of up to $1,200,000 over the course of a 24-month vesting period, the Georgia JV issued 1,200 of its units to Bloom.

The responsibilities of Bloom include providing all medical services required for the operation of the Atlanta Clinic. The responsibilities of INVO CTR include providing certain funding to the Georgia JV, lab services quality management, and providing access to and being the exclusive provider of the INVOcell to the Georgia JV. INVO CTR also performs all required, industry specific compliance and accreditation functions, and product documentation for product registration.

The Bloom Agreement provides Bloom with a “profits interest” in the Georgia JV and, in connection with such profits interest, states that profits and losses be allocated to its members based on a hypothetical liquidation of the Georgia JV. In such a scenario, liquidation proceeds would be distributed in the following order: (a) to INVO CTR until the difference between its capital contributions and distributions equals $0; (b) to Bloom until its distributions equal 150% of the liquidation amounts distributed to INVO CTR (a “catch-up” to rebalance the distributions between members); and (c) thereafter on a pro rata basis. The Georgia JV had no assets or liabilities at the time the units were issued, and, as of March 31, 2022, INVO CTR had made capital contributions greater than the net loss of the Georgia JV. As such, the entire net loss was allocated to INVO CTR, and no loss was allocated to the noncontrolling interest of Bloom.

The Georgia JV opened to patients on September 7, 2021, and commenced initial treatment cycles in November 2021.

The Company determined the Georgia JV is a VIE, and that the Company is its primary beneficiary because the Company has an obligation to absorb losses that are potentially significant and the Company controls the majority of the activities that impact the Georgia JV’s economic performance, specifically control of the INVOcell and lab services quality management. As a result, the Company consolidated the Georgia JV’s results with its own. As of March 31, 2022, the Company invested $0.7 million in the Georgia JV in the form of capital contributions as well as $0.5 million in the form of a note. For the three months ended March 31, 2022, the Georgia JV recorded a net loss of $0.2 million. Noncontrolling interest in the Georgia JV was $0.

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

The Company determined the Alabama JV is a VIE, and that there is no primary beneficiary. As a result, the Company will use the equity method to account for its interest in the Alabama JV. As of March 31, 2022, the Company invested $1.7 million in the Alabama JV in the form of a note. For the three months ended March 31, 2022, the Alabama JV recorded a net loss of $0.1 million of which the Company recognized a loss from equity method investment of $0.05 million.

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

The Company determined the Mexico JV is a VIE, and that there is no primary beneficiary. As a result, the Company will use the equity method to account for its interest in the Mexico JV. As of March 31,2022, the Company invested $0.2 million in the Mexico JV. For the three months ended March 31, 2022, the Mexico JV recorded a net loss of $0.05 million of which the Company recognized a loss from equity method investment of $0.02 million.

The following table summarizes our investments in unconsolidated VIEs:

			Carrying Value as of
	Location	Percentage Ownership	March 31, 2022	December 31, 2021
HRCFG INVO, LLC	Alabama, United States	50%	$1,332,574	1,387,495
Positib Fertility, S.A. de C.V.	Mexico	33%	161,569	102,439
Total investment in unconsolidated VIEs			$1,494,143	1,489,934

Earnings from investments in unconsolidated VIEs were as follows:

	Three Months Ended March 31,
	2022	2021
HRCFG INVO, LLC	$(54,920)	-
Positib Fertility, S.A. de C.V.	(16,197)	-
Total earnings from unconsolidated VIEs	$(71,117)	-

The following tables summarize the combined unaudited financial information of our investments in unconsolidated VIEs:

	Three Months Ended March 31,
	2022	2021
Statements of operations:
Operating revenue	$169,835	-
Operating expenses	(328,756)	-
Net loss	$(158,921)	-

	March 31, 2022	December 31, 2021
Balance sheets:
Current assets	$474,379	456,967
Long-term assets	1,133,071	1,302,067
Current liabilities	(407,425)	(404,155)
Long-term liabilities	(146,515)	(142,321)
Net assets	$1,053,510	1,212,558

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

The following table summarizes the Company’s transactions with VIEs:

	Three Months Ended March 31,
	2022	2021
Bloom Invo, LLC
INVOcell revenue	$-	-
Unconsolidated VIEs
INVOcell revenue	$7,500	-

The Company had balances with VIEs as follows:

	March 31, 2022	December 31, 2021
Bloom Invo, LLC
Accounts receivable	$21,600	21,600
Notes payable	457,012	453,406
Unconsolidated VIEs
Accounts receivable	$23,810	16,310

Note 5 – Inventory

Components of inventory are:

	March 31, 2022	December 31, 2021
Raw materials	$77,909	$67,605
Finished goods	216,722	220,168
Total inventory	$294,631	$287,773

Note 6 – Property and Equipment

The estimated useful lives and accumulated depreciation for equipment are as follows as of March 31, 2022, and December 31, 2021:

Estimated Useful Life
Manufacturing equipment	6 to 10 years
Medical equipment	7 to 10 years
Office equipment	3 to 7 years

	March 31, 2022	December 31, 2021
Manufacturing equipment	$132,513	$132,513
Medical equipment	282,811	275,423
Office equipment	75,589	74,891
Leasehold improvements	96,817	96,817
Less: accumulated depreciation	(95,735)	(78,208)
Total equipment, net	$491,995	$501,436

During the three months ended March 31, 2022, and 2021, the Company recorded depreciation expense of $15,095 and $2,527, respectively.

Note 7 – Intangible Assets

Components of intangible assets are as follows:

	March 31, 2022	December 31, 2021
Trademarks	$111,752	$110,842
Patents	95,355	95,355
Accumulated amortization	(74,556)	(74,104)
Total patent costs, net	$132,551	$132,093

The Company capitalizes the initial expense related to establishing patents by country and then amortizes the expense over the life of the patent, typically 20 years. It then expenses annual filing fees to maintain the patents. The Company regularly reviews the value of its patents in the marketplace in proportion to the expense it must spend to maintain the patent.

During the three months ended March 31, 2022, and 2021, the Company recorded amortization expenses related to patents of $452 and $452, respectively.

The trademarks have an indefinite life and therefore are not amortized. Trademarks are periodically reviewed for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable. The trademark assets were created in 2019, and no material adverse changes have occurred since their creation.

Note 8 – Leases

The Company has various operating lease agreements in place for its office and joint ventures. Per FASB’s ASU 2016-02, Leases Topic 842 (“ASU 2016-02”), effective January 1, 2019, the Company is required to report a right-of-use asset and corresponding liability to report the present value of the total lease payments, with appropriate interest calculation. Per the terms of ASU 2016-02, the Company can use its implicit interest rate, if known, or applicable federal rate otherwise. Since the Company’s implicit interest rate was not readily determinable, the Company utilized the applicable federal rate, as of the commencement of the lease. Lease renewal options included in any lease are considered in the lease term if it is reasonably certain the Company will exercise the option to renew. The Company’s operating lease agreements do not contain any material restrictive covenants.

As of March 31, 2022, the Company’s lease components included in the consolidated balance sheet were as follows:

Lease component	Balance sheet classification	March 31, 2022
Assets
ROU assets – operating lease	Other assets	$1,980,153
Total ROU assets		$1,980,153

Liabilities
Current operating lease liability	Current liabilities	$224,361
Long-term operating lease liability	Other liabilities	1,844,784
Total lease liabilities		$2,069,145

Future minimum lease payments as of March 31, 2022 were as follows:

2022	$194,542
2023	264,108
2024	251,671
2025	247,960
2026 and beyond	1,316,245
Total future minimum lease payments	$2,274,526
Less: Interest	(205,381)
Total operating lease liabilities	$2,069,145

Note 9 – Notes Payable

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

As of March 31, 2022, all 2020 Convertible Notes had either converted or been repaid by the Company.

Interest expense on the 2020 Convertible Notes was $0 and $35,070 for the three months ended March 31, 2022, and 2021, respectively.

Amortization of options discount on the 2020 Convertible Notes was $0 and $161,339 for the three months March 31, 2022, and 2021, respectively.

Amortization of warrant discount on the 2020 Convertible Notes was $0 and $163,580 for the three months ended March 31, 2022, and 2021, respectively.

Amortization of beneficial conversion feature on the 2020 Convertible Notes was $0 and $461,120 for the three months ended March 31, 2022, and 2021, respectively.

Amortization of issuance costs on the 2020 Convertible Notes was $0 and $74,116 for the three months ended March 31, 2022, and 2021, respectively.

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

Note 10 – Related Party Transactions

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

Three Months Ended March 31, 2022

During the first three months of 2022, the Company issued 51,528 shares of common stock to employees and directors and 18,500 shares of common stock to consultants with a fair value of $186,000 and $57,370, respectively. The shares were issued under the Company’s 2019 Stock Incentive Plan (the “2019 Plan”).

During the first three months of 2022, the Company issued 3,000 shares of its common stock to consultants in consideration of services rendered with a fair value of $9,480. These shares were issued pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended. The Company did not receive any cash proceeds from this issuance.

In January 2022, the Company issued 94,623 shares of its common stock for proceeds of $315,000.

During the first three months of 2022, the Company granted 86,333 restricted stock units to employees that will vest 50% at six months from grant date and 50% at twelve months from grant date. The Company recognized stock based compensation expense of $40,474 for during the three months ended March 31, 2022 associated with the equity grant.

Note 12 – Equity-Based Compensation

Equity Incentive Plans

In October 2019, the Company adopted the 2019 Plan. Under the 2019 Plan, the Company’s board of directors is authorized to grant stock options to purchase common stock, restricted stock units, and restricted shares of common stock to its employees, directors, and consultants. The 2019 Plan initially provided for the issuance of 500,000 shares. A provision in the 2019 Plan provides for an automatic annual increase equal to 6% of the total number of shares of Company common stock outstanding on December 31 of the preceding calendar year. In January 2022, the number of available shares increased by 715,749 shares to a total of 2,087,198.

Options granted under the 2019 Plan generally have a life of 3 to 10 years and exercise prices equal to or greater than the fair market value of the common stock as determined by the Company’s board of directors. Vesting for employees typically occurs over a three-year period.

The following table sets forth the activity of the options to purchase common stock under the 2019 Plan.

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding as of December 31, 2021	1,055,894	$5.09	$133,022
Granted	418,711	3.78	-
Exercised	-	-	-
Canceled	-	-	-
Balance as of March 31, 2022	1,474,605	$4.90	-
Exercisable as of March 31, 2022	740,495	5.78	-

The fair value of each option granted is estimated as of the grant date using the Black-Scholes option pricing model with the following assumptions:

	Three Months ended March 31,
	2022	2021
Risk-free interest rate range	1.6% to 1.9%	0.22% to 0.31%
Expected life of option-years	5.25 to 5.75	5.3 to 6.5
Expected stock price volatility	110.4 to 113.2%	107.4%
Expected dividend yield	-%	-%

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

	Total Intrinsic Value of Options Exercised	Total Fair Value of Options Vested
Year ended December 31, 2021	$-	$1,543,912
Three months ended March 31, 2022	$-	$428,488

For the three months ended March 31, 2021, the weighted average grant date fair value of options granted was $3.08 per share. The Company estimates the fair value of options at the grant date using the Black-Scholes model. For all stock options granted through March 31, 2022, the weighted average remaining service period is 1.3 years.

Restricted Stock and Restricted Stock Units

In the three months ended March 31, 2022, the Company granted 156,361 in restricted stock units and shares of restricted stock to certain employees, directors, and consultants under the 2019 Plan. Restricted stock issued to employees, directors, and consultants generally vest either at grant or vest over a period of one year from the date of grant.

The following table summarizes the Company’s restricted stock awards activity under the 2019 Plan during the three months ended March 31, 2022:

	Number of Unvested Shares	Weighted Average Grant Date Fair Value	Aggregate Value of Shares

Balance as of December 31, 2021	9,730	$3.72	$36,148
Granted	159,361	3.40	532,167
Vested	(76,841)	3.52	(265,847)
Forfeitures	-	-	-
Balance as of March 31, 2022	92,250	$3.39	$302,468

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

The following table sets forth the activity of unit purchase options:

	Number of Unit Purchase Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding as of December 31, 2021	92,893	$3.20	$5,647
Granted	-	-	-
Exercised	-	-	-
Canceled	-	-	-
Balance as of March 31, 2022	92,893	$3.20	$-

The following table sets forth the activity of warrants:

	Number of Warrants	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding as of December 31, 2021	167,272	$3.62	$16,029
Granted	-	-	-
Exercised	-	-	-
Canceled	-	-	-
Balance as of March 31, 2022	167,272	$3.62	$-

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

Income tax expense was $0 for each of the three months ended March 31, 2022, and 2021. The annual forecasted effective income tax rate for 2022 is 0%, with a year-to-date effective income tax rate for the three months ended March 31, 2022, of 0%.

Note 15 – Commitments and Contingencies

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

Note 16 – Subsequent Events

On May 13, 2022, the Company entered into an Exclusive Distribution Agreement (the “Onesky Agreement”) with Onesky Holdings Limited (“Onesky”), pursuant to which, among other things, the Company granted to Onesky an exclusive right to distribute INVOcell in the People’s Republic of China, excluding Hong Kong, Macau and Taiwan (the “Territory”).

The Onesky Agreement became effective on May 13, 2022, and will remain in effect for a period of five years after the date of National Medical Products Administration approval and automatically renews for successive two year period unless written notice is given by either party 90 days’ prior to the expiry of any term. If either party defaults in the performance of any of its obligations under the Onesky Agreement, including Onesky’s minimum purchase obligations, the other party may give written notice of default and the other party has 30 days to cure. If such default is not cured, then the Onesky Agreement may be terminated immediately thereafter. The Onesky Agreement contains other customary termination provisions. The Company granted Onesky an exclusive, revocable and royalty free license to use INVO trademarks in the Territory in connection with the promotion, distribution, and sale of INVOcell.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements made in this Quarterly Report on Form 10-Q, including without limitation this Management’s Discussion and Analysis of Financial Condition and Results of Operations, other than statements of historical information, are forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements may sometimes be identified by such words as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate” and “continue” or similar words. We believe that it is important to communicate our future expectations to investors. However, these forward-looking statements involve many risks and uncertainties including those referred to herein and in our Annual Report on Form 10-K for the year ended December 31, 2021. Our actual results could differ materially from those indicated in such forward-looking statements as a result of certain factors. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Overview

We are a commercial-stage fertility company dedicated to expanding the assisted reproductive technology (“ART”) marketplace by making fertility care accessible and inclusive to people around the world. Our primary mission is to implement new medical technologies aimed at increasing the availability of affordable, high-quality, patient-centered fertility care. Our flagship product is INVOcell, a revolutionary medical device that allows fertilization and early embryo development to take place in vivo within the woman’s body. This treatment solution is the world’s first intravaginal culture technique for the incubation of oocytes and sperm during fertilization and early embryo development. This technique, designated as “IVC”, provides patients a more connected and intimate experience in comparison to other ART treatments. We believe the IVC procedure can deliver comparable results at a lower cost than traditional in vitro fertilization (“IVF”) and is a significantly more effective treatment than intrauterine insemination (“IUI”). Our commercialization strategy is focused on the opening of dedicated “INVO Centers” offering the INVOcell and IVC procedure (with three centers in North America now operational), in addition to continuing to distribute and sell our technology solution into existing fertility clinics.

Unlike conventional infertility treatments such as IVF where the oocytes and sperm develop into embryos in an expensive laboratory incubator, the INVOcell allows fertilization and early embryo development to take place in the woman’s body. This allows for many benefits in the IVC procedure, including:

●	Eliminates expensive and time-consuming lab equipment and corresponding procedures, allowing clinics and doctors to increase patient capacity and reduce costs;
●	Provides a natural, stable incubation environment;
●	Offers a more personal, intimate experience for patients; and
●	Reduces the risk of errors and wrong embryo transfers.

In both current utilization of the INVOcell, and in clinical studies, the IVC procedure has demonstrated equivalent pregnancy success and live birth rates to those of IVF.

Operations

We operate with a core internal team and outsource certain operational functions in order to help advance our efforts as well as reduce fixed internal overhead needs and costs, as well as in-house capital equipment requirements. Our most critical management and leadership functions are carried out by our core management team. We have contracted out the manufacturing, assembly, packaging, labeling, and sterilization of the device to a medical manufacturing company and a sterilization specialist to perform the gamma sterilization process.

To date, we have completed a series of important steps in the successful development and manufacturing of the INVOcell:

●	Manufacturing: We are ISO 13485:2016 certified and manage all aspects of production and manufacturing with qualified suppliers. Our key suppliers have been steadfast partners since our company first began and can provide us with virtually an unlimited capability to support our growth objectives, with all manufacturing performed in the New England region of the U.S..
●	Raw Materials: All raw materials utilized for the INVOcell are medical grade and commonly used in medical devices (e.g., medical grade silicone, medical grade plastic). Our principal molded component suppliers are well-established companies in the molding industry and are either ISO 13485 or ISO 9001 certified. The molded components are supplied to our contract manufacturer for assembly and packaging of the INVOcell system. The contract manufacturer is ISO 13485 certified, and U.S. Food & Drug Administration (“FDA”) registered.
●	CE Mark: INVO received the CE Mark in October 2019. The CE Mark permits the sale of devices in Europe, Australia and other countries that recognize the CE Mark, subject to local registration requirements.
●	US Marketing Clearance: the safety and efficacy of the INVOcell was demonstrated and cleared for marketing and use by the FDA in November 2015.
●	Clinical: We are actively seeking to expand the labeling on our device, the indication for use, to cover a day 5 incubation period, in addition to the currently approved use of day 3 incubation. This may be accomplished with a prospective clinical study, which we previously designed and had the Institutional Review Board (“IRB”) approve to evaluate the modified INVOcell system for effectiveness of achieving fertilization, implantation, embryo development, clinical pregnancy, and live birth after day 5 continuous vaginal incubation (clinicaltrials.gov identifier: NCT04246268). The objective of this study would be to assess the efficacy, safety, comfort and retention of the INVOcell with the retention device and demonstrate superior efficacy following day 5 vaginal incubation as compared to the current day 3 vaginal incubation indication. As a result of the COVID-19 pandemic, we elected to place the trial on hold, but expect to move it forward with some improved design parameters. In the meantime, and as a result of available retrospective, real-market usage (day 5) data, we initiated an effort to pursue a 510(k) filing utilizing retrospective data as a separate effort to achieve our label enhancement. This retrospective effort remains ongoing and active in 2022.

Market Opportunity

The global ART marketplace is a large, multi-billion industry growing at a strong pace in most parts of the world as increased infertility rates, increased patient awareness, acceptance of treatment options, and improving financial incentives such as insurance and government assistance continue to drive demand. According to the European Society for Human Reproduction 2020 ART Fact Sheet, one in six couples worldwide experience infertility problems. Additionally, the worldwide market remains vastly underserved as a high percentage of patients in need of care continue to go untreated each year for many reasons, but key among them are capacity constraints and cost barriers. While there have been large increases in the use of IVF, there are still only approximately 2.6 million ART cycles, including IVF, IUI and other fertility treatments, performed globally each year, producing around 500,000 babies. This amounts to less than 3% of the infertile couples worldwide being treated and only 1% having a child through IVF. The industry remains capacity constrained which creates challenges in providing access to care to the volume of patients in need. A survey by “Resolve: The National Infertility Association,” indicates the two main reasons couples do not use IVF is cost and geographical availability (and/or capacity).

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

Competitive Advantages

We believe that the INVOcell, and the IVC procedure it enables, have the following key advantages:

Lower cost than IVF with equivalent efficacy. The IVC procedure can be offered for less than IVF due to lower cost of supplies, labor, capital equipment and general overhead. The laboratory equipment needed to perform an IVF cycle is expensive and requires ongoing costs as compared to what is required for an IVC cycle. As a result, we also believe INVOcell and the IVC procedure enable a clinic and its laboratory to be more efficient as compared to conventional IVF, and, ultimately, to allow the treatment of more patients with fewer resources.

The IVC procedure is currently being offered at practicing clinics at a range of $5,000 - $11,000 per cycle and from $4,500 to $7,000 at the existing INVO Centers, thereby making it more affordable than conventional IVF (which tends to average $12,000 to $17,000 per cycle or higher).

Improved efficiency providing for greater capacity and improved access to care and geographic availability. In many parts of the world, including the U.S., IVF clinics tend to be concentrated in higher population centers and are often capacity constrained in terms of how many patients a center can treat, since volume is limited by the number of capital-intensive incubators available in IVF clinic labs. With the significant number of untreated patients along with the growing interest and demand for services, the industry remains challenged to provide sufficient access to care and to do so at an economical price. We believe INVOcell and the IVC procedure it enables can play a significant role in helping to address these challenges. According to the 2020 CDC Report, there are approximately 449 IVF centers in the U.S. We estimate that by adopting the INVOcell, IVF clinics can increase fertility cycle volume by up to 30% without adding to personnel, space and/or equipment costs. Our own INVO Centers also address capacity constraints by adding to the overall ART cycle capacity and doing so with comparable efficacy to IVF outcomes as well as at a lower per cycle price. Moreover, we believe that we are uniquely positioned to drive more significant growth in fertility treatment capacity in the future by partnering with existing OB/GYN practices. In the U.S., there are an estimated 5,000 OB/GYN offices, many of which offer fertility services (usually limited to consultation and IUI, but not IVF). Since the IVC procedure requires a much smaller lab facility, less equipment and fewer lab personnel (in comparison to conventional IVF), it could potentially be offered as an extended service in an OB/GYN office. With proper training and a lighter lab infrastructure, the INVOcell could expand the business for these physicians and allow them to treat patients that are unable to afford IVF and provide patients with a more readily accessible, convenient, and cost-effective solution. With our multi-pronged strategy (IVF clinics, INVO Centers and OB/GYN practices), in addition to lowering costs, we believe INVOcell and the IVC procedure can address our industry’s key challenges, capacity and cost, by their ability to expand and decentralize treatment and increase the number of points of care for patients in need. This powerful combination of lower cost and added capacity has the potential to open up access to care for underserved patients around the world.

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

In late 2021, we made substantial progress with our INVO Center strategy by opening three locations – Birmingham, Alabama, Atlanta, Georgia, and Monterrey, Mexico – and remain focused on opening additional locations in the US and abroad to expand access to INVOcell and the IVC procedure.

We anticipate that we will experience quarterly fluctuations in our revenue as we expand the sales of the INVOcell to new markets in the U.S. and globally. We continue to seek partners that will contractually commit to meeting agreeable performance objectives that are consistent with our goals and objectives.

Ferring

On November 12, 2018, we entered into a U.S. Distribution Agreement (the “Ferring Agreement”) with Ferring International Center S.A. (“Ferring”), which closed on January 14, 2019. Pursuant to the Ferring Agreement, among other things, we granted Ferring an exclusive license in the United States to market, promote, distribute, and sell the INVOcell. Ferring was responsible, at its own cost, for all commercialization activities in the United States. We retained a limited exception to the exclusive license granted to Ferring allowing us, subject to certain restrictions, to establish up to five INVO Centers in the United States, which as of March 2, 2021, was amended to seven centers. We retained all commercialization rights for the INVOcell outside of the United States.

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

The Alabama JV is accounted for using the equity method in our financial statements. As of March 31, 2022 we invested $1.7 million in the Alabama JV in the form of a note. For the three months ended March 31, 2022, the Alabama JV recorded a net loss of $0.1 million of which we recognized a loss from equity method investment of $0.05 million.

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

The results of the Georgia JV are consolidated in our financial statements. As of March 31, 2022, INVO invested $0.7 million in the Georgia JV in the form of capital contributions as well as $0.5 million in the form of a note. For the months ended March 31, 2022, the Georgia JV recorded a net loss of $0.2 million. Noncontrolling interest in the Georgia JV was $0. See Note 3 of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for additional information on the Georgia JV.

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

The Mexico JV is accounted for using the equity method in our financial statements. As of March 31, 2022, INVO invested $0.2 million in the Mexico JV. For the three months ended March 31, 2022, the Mexico JV recorded a net loss of $0.05 million of which we recognized a loss from equity method investment of $0.02 million.

Malaysia JV Agreement

On November 23, 2020, we entered into a joint venture agreement with SNS Murni SDN BHD (“SNS Murni”), a company incorporated in Malaysia, to establish an exclusive joint venture in Malaysia to (i) introduce, promote and market technologies related to the INVOcell and IVC Procedure in dedicated government-owned fertility clinics in Malaysia, and (ii) establish INVO Centers in Malaysia. The joint venture is co-managed and owned 50% by each of INVO Bioscience and SNS Murni. As of March 31, 2022, no joint venture entity had been formed.

North Macedonia JV Agreement

On November 23, 2020, we entered into a joint venture agreement with Ginekaliks Dooel (“Ginekaliks”), a limited liability company incorporated in the Republic of North Macedonia, to establish an exclusive joint venture to (i) commercialize, introduce, promote and market technologies related to the INVOcell and IVC procedure in the Republic of North Macedonia, and (ii) establish an INVO Center. The joint venture will be co-managed and owned 50% by each of INVO and Ginekaliks. As of March 31, 2022, no joint venture entity had been formed.

Lyfe Medical Center I, LLC Partnership Agreement

On April 9, 2021, we entered into a partnership agreement (the “Lyfe Agreement”) with Lyfe Medical Center I, LLC (“Lyfe”) in connection with Lyfe’s intention to establish an INVO Center in the Bay Area of California (the “Bay Area Clinic”). Pursuant to the Lyfe Agreement, we will provide embryology laboratory services in connection with the IVC procedure and other fertility-related treatments (the “Lab Services”) to be provided by Lyfe to its patients at the Bay Area Clinic. Under the terms of the Lyfe Agreement, we will receive 40% of the net income received by the Bay Area Clinic for the performance of the Lab Services. As of March 31, 2022, the Bay Area Clinic was not yet operational.

Results of Operations

During the first quarter of 2022, our fully operational INVO Centers in Birmingham, Alabama, Atlanta, Georgia, and Monterrey, Mexico continued to make progress toward building local market awareness and treating patients. We also continued to expand on our similar marketing efforts to build awareness for the INVOcell and IVC procedure and to support the efforts of both the INVO Centers and our distribution partners around the world. During the quarter, we also announced plans to open INVO Centers in the Tampa, Florida and Kansas City, Missouri areas, and are working towards opening additional INVO Centers in key domestic and international markets. We believe we have initially identified more than 20 markets in the U.S. alone as excellent potential locations for an INVO Center.

With respect to our distribution efforts, we re-assumed control of the U.S. market upon the termination of the Ferring Agreement in the first quarter. We are now selling directly ourselves (rather than through a distributor) to the existing, established fertility clinics in the U.S. market. During the quarter, we received several orders from existing IVF clinics that had previously trained on implementing the IVC procedure within their practices. To support these efforts, we added sales resources during the first quarter and believe we will experience growing revenue from these activities going forward. This revenue is also anticipated to be more consistent from quarter to quarter, as opposed to the sporadic orders placed by Ferring over the past several years.

From a market strategy perspective, our commercialization efforts will continue to focus on the substantial, underserved patient population and on expanding access to advanced fertility treatments. We believe our solutions can help address the key challenges of affordability and capacity to provide care to the vast number of patients that go untreated every year. This represents the major opportunity for INVOcell and the IVC procedure it enables. Despite the COVID pandemic, the fertility industry continues to expand, and we believe our growing volume of partners (both distributors and JV INVO Centers) affords us a strong forward-looking outlook. We believe our INVO Center approach adds much needed capacity and affordability and aligns with our key mission to open access to care to the underserved.

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

Three months ended March 31, 2022, compared to the three months ended March 31, 2021

Revenue

Revenue for the three months ended March 31, 2022, was approximately $0.2 million compared to approximately $0.7 million for the three months ended March 31, 2021. Of the $0.2 million in revenue for the first quarter of 2022, $0.1 was related to clinic revenue from the consolidated Atlanta JV. The decrease of approximately $0.5 million, or approximately 76%, was related to a decrease in product sales versus a one-time bulk order from Ferring in the previous year that was made to meet calendar year 2020 minimum purchase commitments in the Ferring Agreement.

Gross Profit

Gross profit for the three months ended March 31, 2022, was approximately $0.1 million compared to approximately $0.6 million for the three months ended March 31, 2021. Gross margins were approximately 60% and 91% for the three months ended March 31, 2022, and 2021, respectively. The decrease in gross margin reflects the lack of Ferring license revenue in the first quarter of 2022 compared to the same period in 2021, as well as the inclusion of consolidated INVO Center cost of goods sold expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2022, were approximately $2.6 million compared to approximately $2.1 million for the three months ended March 31, 2021. The increase of approximately $0.5 million, or approximately 27%, was primarily the result of approximately $0.2 million in increased expenses related to the operations of the consolidated Atlanta JV, approximately $0.2 million in increased personnel expenses, and $0.1 million in marketing activities. We also incurred approximately $0.7 million of non-cash, stock-based compensation expense in the period, compared to $0.6 million for the same period in the prior year.

Research and Development Expenses

We began to fund additional research and development (“R&D”) efforts in 2020 as part of our 5-day label expansion efforts. R&D expenses were approximately $0.1 million and $0.07 million for the three months ended March 31, 2022, and March 31, 2021, respectively.

Loss from equity investment

Loss from equity investments for the three months ended March 31, 2022, was approximately $0.07 million compared to $0 for the three months ended March 31, 2021. The increase in loss is due to the investment in Alabama and Mexico JVs becoming operational in the second half of 2021.

Interest Expense and Financing Fees

Interest expense and financing fees were approximately $0.1 thousand for the three months ended March 31, 2022, compared to approximately $0.9 million for the three months ended March 31, 2021.

Liquidity and Capital Resources

For the three months ended March 31, 2022, and 2021, we had net losses of approximately $2.8 million and $2.5 million, respectively, and an accumulated deficit of approximately $41.7 million as of March 31, 2022. Approximately $0.9 million of the net loss was related to non-cash expenses for the three months ended March 31, 2022, compared to $1.4 million for the three months ended March 31, 2021. We had net working capital of approximately $3.3 million as of March 31, 2022, compared to approximately $5.1 million as of December 31, 2021. As of March 31, 2022, our stockholder’s equity was approximately $5.6 million compared to approximately $7.3 million as of December 31, 2021.

We have been dependent on raising capital from debt and equity financings to meet our needs for cash to fund our operating expenses and investing activities. During the first three months of 2021, we received approximately $0.4 million of proceeds from unit purchase option and warrant exercises. During the first three months of 2022, we received proceeds of approximately $0.3 million for the sale of our common stock. Our current plan includes opening additional INVO Centers over the next 12 months. Until we can generate a sufficient amount of cash from operations and to the extent additional funds are necessary to meet our longer-term liquidity needs and to execute our business strategy, we will need to raise additional funding, as in the past, by way of debt and/or equity financings. Such additional funding may not be available on reasonable terms, if at all.

Although our audited financial statements for the year ended December 31, 2021, were prepared under the assumption that we would continue operations as a going concern, the report of our independent registered public accounting firm that accompanies our financial statements for the year ended December 31, 2021, contains a going concern qualification in which such firm expressed substantial doubt about our ability to continue as a going concern, based on the financial statements at that time. Specifically, as noted above, we have incurred significant operating losses and we expect to continue to incur significant expenses and operating losses as we continue to ramp up the commercialization of INVOcell and develop new INVO Centers. These prior losses and expected future losses have had, and will continue to have, an adverse effect on our financial condition. If we cannot continue as a going concern, our stockholders would likely lose most or all of their investment in us.

Cash Flows

The following table shows a summary of our cash flows for the three months ended March 31:

	2022	2021
Cash (used in) provided by:
Operating activities	(2,078,119)	(1,735,384)
Investing activities	(81,890)	(308,980)
Financing activities	315,000	369,840

As of March 31, 2022, we had approximately $3.8 million in cash compared to approximately $8.4 million as of March 31, 2021. Net cash used in operating activities for the first three months of 2022, was approximately $2.1 million, compared to approximately $1.7 million for the same period in 2021. The increase in net cash used in operations was primarily due to the increase in net loss.

During the three months ended March 31, 2022, cash used in investing activities of $0.1 million was primarily related to a loss on equity method for the JVs, payments to acquire property, plants, and equipment, as well as additional trademarks. During the three months ended March 31, 2021, cash used in investing activities of approximately $0.3 million was related to notes receivable as well as new molds and trademarks.

During the three months ended March 31, 2022, cash provided by financing activities of approximately $0.3 million was primarily related to the sale of common stock, net of offering costs. During the three months ended March 31, 2021, cash provided by financing activities of approximately $0.4 million related to the exercising of warrants and unit purchase stock options.

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

See Note 1 of the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q for a summary of significant accounting policies and the effect on our financial statements.

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

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2022, the end of the fiscal period covered by this Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2022.

(b) Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Please see Note 14 to the financial statements in our Annual Report on Form 10-K for the year ended December 31, 2021, for a description of pending litigation.

Item 1A. Risk Factors

You should carefully review and consider the information regarding certain factors that could materially affect our business, financial condition or future results set forth under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed on March 31, 2022. Except as set forth below, there have been no material changes from the factors disclosed in our 2020 Annual Report on Form 10-K, although we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

1.	During the first three months of 2022, we issued 3,500 shares of our common stock to consultants in consideration of services rendered with a fair value of $9,480. These shares were issued pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended. We did not receive any cash proceeds from this issuance.
2.	See out Current Report dated January 31, 2022 and filed with the Securities and Exchange Commission on February 2, 2022.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

On May 13, 2022, we entered into an Exclusive Distribution Agreement (the “Onesky Agreement”) with Onesky Holdings Limited (“Onesky”), pursuant to which, among other things, we granted to Onesky an exclusive right to distribute INVOcell in the People’s Republic of China, excluding Hong Kong, Macau and Taiwan (the “Territory”).

The Onesky Agreement became effective on May 13, 2022, and will remain in effective for a period of five years after the date of National Medical Products Administration approval and automatically renews for successive two year period unless written notice is given by either party 90 days’ prior to the expiry of any term. If either party defaults in the performance of any of its obligations under the Onesky Agreement, including Onesky’s minimum purchase obligations, the other party may give written notice of default and the other party has 30 days to cure. If such default is not cured, then the Onesky Agreement may be terminated immediately thereafter. The Onesky Agreement contains other customary termination provisions. We granted Onesky an exclusive, revocable and royalty free license to use our trademarks in the Territory in connection with the promotion, distribution, and sale of the INVOcell.

The foregoing summary of the terms of the Distribution Agreement does not purport to be complete and is qualified in its entirety by reference to the Distribution Agreement, filed as an exhibit to this Quarterly Report on Form 10-Q.

Item 6. Exhibits

10.1*#	Exclusive Distribution Agreement
31.1*	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (the cover page of the Registrant’s Quartley Report on Form 10-Q for the quarter ended March 31, 2022 is embedded within the Inline XBRL document)

* Filed herewith.
** Furnished herewith.

# Certain confidential portions of this exhibit have been redacted from the publicly filed document because such portions are (i) not material and (ii) would be competitively harmful if publicly disclosed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 16, 2022.

INVO Bioscience, Inc.

Date: May 16, 2022	By:	/s/ Steven Shum
Steven Shum, Chief Executive Officer
(Principal Executive Officer)

Date: May 16, 2022	By:	/s/ Andrea Goren
Andrea Goren, Chief Financial Officer
(Principal Financial and Accounting Officer)

