Form 10-Q
period 2022-06-30
INVO Bioscience, Inc.
filed 2022-08-15
CIK 1417926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission File Number: 001-39701

INVO Bioscience, Inc.

(Exact Name of Registrant as Specified in its Charter)

Nevada	20-4036208
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5582 Broadcast Court
Sarasota, FL	34240
(Address of principal executive offices)	(Zip Code)

(978) 878-9505

(Registrant’s telephone number, including area code)

Not applicable

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

As of August 15, 2022, the Registrant had 12,169,714 shares of common stock outstanding.

INVO BIOSCIENCE, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED June 30, 2022

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Quarterly Report on Form 10-Q contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may be identified by such forward-looking terminology as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. Our forward-looking statements are based on a series of expectations, assumptions, estimates and projections about our company, are not guarantees of future results or performance and involve substantial risks and uncertainty. We may not actually achieve the plans, intentions or expectations disclosed in these forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in these forward-looking statements. Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including the risks and uncertainties inherent in our statements regarding:

●	our business strategies;

●	the timing of regulatory submissions;

●	our ability to obtain and maintain regulatory approval of our existing product candidates and any other product candidates we may develop, and the labeling under any approval we may obtain;

●	risks relating to the timing and costs of clinical trials and the timing and costs of other expenses;

●	risks related to market acceptance of products;

●	the ultimate impact of the ongoing Coronavirus pandemic, or any other health epidemic, on our business, our clinical trials, our research programs, healthcare systems or the global economy as a whole;

●	intellectual property risks;

●	risks associated with our reliance on third-party organizations;

●	our competitive position;

●	our industry environment;

●	our anticipated financial and operating results, including anticipated sources of revenues;

●	assumptions regarding the size of the available market, benefits of our products, product pricing and timing of product launches;

●	management’s expectation with respect to future acquisitions;

●	statements regarding our goals, intentions, plans and expectations, including the introduction of new products and markets; and

●	our cash needs and financing plans.

All of our forward-looking statements are as of the date of this Quarterly Report on Form 10-Q only. In each case, actual results may differ materially from such forward-looking information. We can give no assurance that such expectations or forward-looking statements will prove to be correct. An occurrence of, or any material adverse change in, one or more of the risk factors or risks and uncertainties referred to in this Quarterly Report on Form 10-Q or included in our other public disclosures or our other periodic reports or other documents or filings filed with or furnished to the U.S. Securities and Exchange Commission (the “SEC”) could materially and adversely affect our business, prospects, financial condition and results of operations. Except as required by law, we do not undertake or plan to update or revise any such forward-looking statements to reflect actual results, changes in plans, assumptions, estimates or projections or other circumstances affecting such forward-looking statements occurring after the date of this Quarterly Report on Form 10-Q, even if such results, changes or circumstances make it clear that any forward-looking information will not be realized. Any public statements or disclosures by us following this Quarterly Report on Form 10-Q that modify or impact any of the forward-looking statements contained in this Quarterly Report on Form 10-Q will be deemed to modify or supersede such statements in this Quarterly Report on Form 10-Q.

This Quarterly Report on Form 10-Q may include market data and certain industry data and forecasts, which we may obtain from internal company surveys, market research, consultant surveys, publicly available information, reports of governmental agencies and industry publications, articles and surveys. Industry surveys, publications, consultant surveys and forecasts generally state that the information contained therein has been obtained from sources believed to be reliable, but the accuracy and completeness of such information is not guaranteed. While we believe that such studies and publications are reliable, we have not independently verified market and industry data from third-party sources.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

INVO BIOSCIENCE, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30,	December 31,
	2022	2021
		(audited)
ASSETS
Current assets
Cash	$1,962,159	$5,684,871
Accounts receivable	56,485	50,470
Inventory	281,996	287,773
Prepaid expenses and other current assets	247,682	282,751
Total current assets	2,548,322	6,305,865
Property and equipment, net	473,049	501,436
Intangible Assets, net	132,706	132,093
Lease right of use	1,923,020	2,037,052
Investment in joint ventures	1,347,776	1,489,934
Total assets	$6,424,873	$10,466,380
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$466,975	$443,422
Accrued compensation	508,804	581,689
Deferred revenue, current portion	77,357	5,900
Lease liability, current portion	226,749	221,993
Total current liabilities	1,279,885	1,253,004
Lease liability, net of current portion	1,787,424	1,901,557
Deferred tax liability	1,139	1,139
Total liabilities	3,068,448	3,155,700

Stockholders’ equity
Common Stock, $.0001 par value; 125,000,000 shares authorized; 12,130,298 and 11,929,147 issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	1,213	1,193
Additional paid-in capital	47,822,087	46,200,509
Accumulated deficit	(44,466,875)	(38,891,022)
Total stockholders’ equity	3,356,425	7,310,680
Total liabilities and stockholders’ equity	$6,424,873	$10,466,380

The accompanying notes are an integral part of these consolidated financial statements.

INVO BIOSCIENCE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2022	2021	2022	2021

Revenue:
Product revenue	$33,777	$29,900	$90,527	535,852
Clinic revenue	112,358	-	218,206	-
License revenue	-	178,572	-	357,143
Total revenue	146,135	208,472	308,733	892,995
Cost of goods sold:
Production costs	64,307	12,163	121,840	72,477
Depreciation	13,945	2,432	21,373	4,863
Total cost of goods sold	78,252	14,595	143,213	77,340
Gross profit	67,883	193,877	165,520	815,655
Operating expenses
Selling, general and administrative expenses	2,558,943	2,049,422	5,253,338	4,164,725
Research and development expenses	190,761	31,016	294,941	97,283
Total operating expenses	2,749,704	2,080,438	5,548,279	4,262,008
Loss from operations	(2,681,821)	(1,886,561)	(5,382,759)	(3,446,353)
Other income (expense):
Loss from equity method joint ventures	(117,978)	-	(189,095)	-
Other income	-	159,126	-	159,126
Interest income	48	2,425	273	4,438
Interest expense	(102)	(91,125)	(1,558)	(986,351)
Foreign currency exchange loss	(888)	(1,028)	(1,914)	(1,492)
Total other income (expense)	(118,920)	69,398	(192,294)	(824,279)
Loss before income taxes	(2,800,741)	(1,817,163)	(5,575,053)	(4,270,632)
Income taxes	800	-	800	-
Net loss	$(2,801,541)	$(1,817,163)	(5,575,853)	(4,270,632)

Net loss per common share:
Basic	$(0.23)	$(0.17)	(0.46)	(0.42)
Diluted	$(0.23)	$(0.17)	(0.46)	(0.42)
Weighted average number of common shares outstanding:
Basic	12,115,205	10,444,150	12,082,457	10,167,624
Diluted	12,115,205	10,444,150	12,082,457	10,167,624

The accompanying notes are an integral part of these consolidated financial statements.

INVO BIOSCIENCE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balances, December 31, 2020	9,639,268	$964	$37,978,224	$(32,236,082)	$5,743,106
Common stock issued to directors and employees	39,806	4	186,781	-	186,785
Common stock issued for services	96,500	10	324,840	-	324,850
Conversion of notes payable and accrued interest	388,684	39	1,243,749	-	1,243,788
Proceeds from warrant exercise	39,095	4	123,558	-	123,562
Proceeds from unit purchase option exercise	77,444	8	246,270	-	246,278
Cashless warrant exercise	91,709	9	(9)	-	-
Cashless unit purchase option exercise	86,529	8	(8)	-	-
Stock options issued to directors and employees as compensation	-	-	760,606	-	760,606
Net loss	-	-	-	(4,270,632)	(4,270,632)
Balances, June 30, 2021	10,459,035	$1,046	$40,864,011	$(36,506,714)	$4,358,343

Balances, December 31, 2021	11,929,147	$1,193	$46,200,509	$(38,891,022)	$7,310,680

Common stock issued to directors and employees	51,528	5	328,543	-	328,548
Common stock issued for services providers	55,000	6	116,760	-	116,766
Proceeds from the sale of common stock, net of fees and expenses	94,623	9	314,991	-	315,000
Stock options issued to directors and employees	-	-	861,284	-	861,284
Net loss	-	-	-	(5,575,853)	(5,575,853)
Balances, June 30, 2022	12,130,298	1,213	47,822,087	(44,466,875)	3,356,425

INVO BIOSCIENCE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended
	June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(5,575,853)	$(4,270,632)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash stock compensation issued for services	116,766	240,422
Non-cash stock compensation issued to directors and employees	328,548	186,785
Fair value of stock options issued to employees	861,284	760,606
Non-cash compensation for services	30,000	-
Amortization of discount on notes payable	-	937,135
Amortization of leasehold right of use asset	114,032	34,350
Extinguishment of debt	-	(157,620)
Loss from equity method investment	189,095	-
Depreciation and amortization	37,629	5,959
Changes in assets and liabilities:
Accounts receivable	(6,015)	(26,170)
Interest receivable	-	(1,827)
Inventory	5,777	14,588
Prepaid expenses and other current assets	35,069	(90,658)
Accounts payable and accrued expenses	23,553	(22,675)
Accrued compensation	(72,885)	(177,668)
Deferred revenue	71,457	(357,143)
Leasehold liability	(109,377)	(4,053)
Accrued interest	-	20,526
Income taxes payable	-	(1,062)
Net cash used in operating activities	(3,950,920)	(2,909,137)
Cash from investing activities:
Payments to acquire property, plant, and equipment	(8,338)	-
Payments to acquire intangibles	(1,517)	(35,383)
Investment in joint ventures	(76,937)	(880,000)
Net cash used in investing activities	(86,792)	(915,383)
Cash from financing activities:
Proceeds from the sale of common stock, net of offering costs	315,000	-
Proceeds from warrant exercise	-	123,562
Proceeds from unit purchase option exercise	-	246,278
Net cash provided by financing activities	315,000	369,840
Increase (decrease) in cash and cash equivalents	(3,722,712)	(3,454,680)
Cash and cash equivalents at beginning of period	5,684,871	10,097,760
Cash and cash equivalents at end of period	$1,962,159	$6,643,080

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$27,184
Taxes	$2,847	$912
Noncash activities:
Common stock issued upon note payable and accrued interest conversion	$-	$1,243,788
Common stock issued for prepaid services	$-	$168,850
Cashless exercise of warrants	$-	$9
Cashless exercise of unit purchase options	$-	$8
Initial ROU asset and lease liability	$-	$1,374,956

The accompanying notes are an integral part of these consolidated financial statements.

INVO BIOSCIENCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

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

The Company considers events or transactions that have occurred after the consolidated balance sheet date of June 30, 2022, but prior to the filing of the consolidated financial statements with the SEC in this Quarterly Report on Form 10-Q, to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure, as applicable. Subsequent events have been evaluated through the date of the filing of this Quarterly Report on Form 10-Q.

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

Long- Lived Assets

Long-lived assets and certain identifiable assets related to those assets are periodically reviewed for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable. If the non-discounted future cash flows of the asset are less than their carrying amount, their carrying amounts are reduced to the fair value and an impairment loss recognized. There was no impairment recorded during the six months ended June 30, 2022, and 2021.

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

Concentration of Credit Risk

Cash includes amounts deposited in financial institutions in excess of insurable Federal Deposit Insurance Corporation (“FDIC”) limits. As of June 30, 2022, the Company had cash balances in excess of FDIC limits.

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

As of June 30, 2022, the Company had no deferred revenue related to the Ferring Agreement as it was recognized in the fourth quarter of fiscal year 2021 in relation to the contract termination. Per ASC 606-10-55-48 the likelihood of Ferring exercising its rights became remote at the time notice of termination was received so INVO recognized the full remaining amount of the deferred revenue.

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

Loss Per Share

Basic loss per share calculations are computed by dividing net loss attributable to the Company’s common shareholders by the weighted-average number of common shares outstanding. Diluted earnings per share are computed similar to basic earnings per share except that the denominator is increased to include potentially dilutive securities. The Company’s diluted loss per share is the same as the basic loss per share for the three months ended June 30, 2022, and 2021, as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss attributable to common shareholders (numerator)	$(2,801,541)	$(1,817,163)	$(5,575,853)	$(4,270,632)
Basic and diluted weighted-average number of common shares outstanding (denominator)	12,115,205	10,444,150	12,082,457	10,167,624
Basic and diluted net loss per common share	(0.23)	(0.17)	(0.46)	(0.42)

The Company has excluded the following dilutive securities from the calculation of fully diluted shares outstanding because the result would have been anti-dilutive:

	As of June 30,
	2022	2021
Options	1,489,605	1,118,911
Convertible notes and interest	-	156,597
Unit purchase options and warrants	260,165	216,193
Total	1,749,770	1,491,701

Recently Adopted Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements, and does not believe the future adoption of any such pronouncements will have a material impact on its financial condition or the results of its operations.

Note 2 – Liquidity

Historically, the Company has funded its cash and liquidity needs through operating cash flow, equity financings, and convertible notes. For the six months ended June 30, 2022 and 2021, the Company incurred a net loss of approximately $5.6 million and $4.3 million, respectively, and has an accumulated deficit of approximately $44.5 million as of June 30, 2022. Approximately $1.7 million of the net loss was related to non-cash expenses for the six months ended June 30, 2022, compared to $2.0 million for the six months ended June 30, 2021.

The Company has been dependent on raising capital from debt and equity financings to meet its needs for cash flow used in operating and investing activities. During the first six months of 2021, the Company converted approximately $1.2 million of outstanding debt to equity and received approximately $370,000 of proceeds from unit purchase option and warrant exercises. During the first six months of 2022, the Company received proceeds of approximately $0.3 million for the sale of common stock. The Company’s current plan includes opening additional INVO Centers over the next 12 months. Until the Company can generate a sufficient amount of cash from operations and to the extent additional funds are necessary to meet the Company’s longer-term liquidity needs and to execute the Company’s business strategy, it may need to raise additional funding, as it has done in the past, by way of debt and/or equity financings. Such additional funding may not be available on reasonable terms, if at all.

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

The Bloom Agreement provides Bloom with a “profits interest” in the Georgia JV and, in connection with such profits interest, states that profits and losses be allocated to its members based on a hypothetical liquidation of the Georgia JV. In such a scenario, liquidation proceeds would be distributed in the following order: (a) to INVO CTR until the difference between its capital contributions and distributions equals $0; (b) to Bloom until its distributions equal 150% of the liquidation amounts distributed to INVO CTR (a “catch-up” to rebalance the distributions between members); and (c) thereafter on a pro rata basis. The Georgia JV had no assets or liabilities at the time the units were issued, and, as of June 30, 2022, INVO CTR had made capital contributions greater than the net loss of the Georgia JV. As such, the entire net loss was allocated to INVO CTR, and no loss was allocated to the noncontrolling interest of Bloom.

The Georgia JV opened to patients on September 7, 2021 and commenced initial treatment cycles in November 2021.

The Company determined the Georgia JV is a VIE, and that the Company is its primary beneficiary because the Company has an obligation to absorb losses that are potentially significant and the Company controls the majority of the activities that impact the Georgia JV’s economic performance, specifically control of the INVOcell and lab services quality management. As a result, the Company consolidated the Georgia JV’s results with its own. As of June 30, 2022, the Company invested $0.8 million in the Georgia JV in the form of capital contributions as well as $0.5 million in the form of a note. For the three and six months ended June 30, 2022, the Georgia JV recorded net losses of $0.1 million and $0.3 million, respectively. Noncontrolling interest in the Georgia JV was $0.

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

The Company determined the Alabama JV is a VIE, and that there is no primary beneficiary. As a result, the Company will use the equity method to account for its interest in the Alabama JV. As of June 30, 2022, the Company invested $1.7 million in the Alabama JV in the form of a note. For the six months ended June 30, 2022, the Alabama JV recorded a net loss of $0.3 million of which the Company recognized a loss from equity method investment of $0.2 million.

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

The Company determined the Mexico JV is a VIE, and that there is no primary beneficiary. As a result, the Company will use the equity method to account for its interest in the Mexico JV. As of June 30,2022, the Company invested $0.2 million in the Mexico JV. For the six months ended June 30, 2022, the Mexico JV recorded a net loss of $0.1 million of which the Company recognized a loss from equity method investment of $0.03 million.

The following table summarizes our investments in unconsolidated VIEs:

			Carrying Value as of
	Location	Percentage Ownership	June 30, 2022	December 31, 2021
HRCFG INVO, LLC	Alabama, United States	50%	$1,198,320	1,387,495
Positib Fertility, S.A. de C.V.	Mexico	33%	149,456	102,439
Total investment in unconsolidated VIEs			$1,347,776	1,489,934

Earnings from investments in unconsolidated VIEs were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
HRCFG INVO, LLC	$(104,255)	$-	$(159,175)	$-
Positib Fertility, S.A. de C.V.	(13,723)	-	(29,920)	-
Total earnings from unconsolidated VIEs	(117,978)	-	(189,095)	-

The following tables summarize the combined unaudited financial information of our investments in unconsolidated VIEs:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Statements of operations:
Operating revenue	$166,477	$-	$336,312	$-
Operating expenses	(415,665)	-	(744,421)	-
Net loss	(249,188)	-	(408,109)	-

	June 30, 2022	December 31, 2021
Balance sheets:
Current assets	$494,588	456,967
Long-term assets	1,071,433	1,302,067
Current liabilities	(544,305)	(404,155)
Long-term liabilities	(146,585)	(142,321)
Net assets	$875,131	1,212,558

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

The following table summarizes the Company’s transactions with VIEs:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Bloom Invo, LLC
INVOcell revenue	$-	$-	$-	$-
Unconsolidated VIEs
INVOcell revenue	$9,000	$-	$16,500	$-

The Company had balances with VIEs as follows:

	June 30, 2022	December 31, 2021
Bloom Invo, LLC
Accounts receivable	$21,600	21,600
Notes payable	460,658	453,406
Unconsolidated VIEs
Accounts receivable	$32,810	16,310

Note 5 – Inventory

Components of inventory are:

	June 30, 2022	December 31, 2021
Raw materials	$71,417	$67,605
Finished goods	210,579	220,168
Total inventory	$281,996	$287,773

Note 6 – Property and Equipment

The estimated useful lives and accumulated depreciation for equipment are as follows as of June 30, 2022, and December 31, 2021:

Estimated Useful Life
Manufacturing equipment	6 to 10 years
Medical equipment	7 to 10 years
Office equipment	3 to 7 years

	June 30, 2022	December 31, 2021
Manufacturing equipment	$132,513	$132,513
Medical equipment	283,063	275,423
Office equipment	75,589	74,891
Leasehold improvements	96,817	96,817
Less: accumulated depreciation	(114,933)	(78,208)
Total equipment, net	$473,049	$501,436

During the three months ended June 30, 2022, and 2021, the Company recorded depreciation expense of $21,630 and $2,528, respectively.

During the six months ended June 30, 2022, and 2021, the Company recorded depreciation expense of $36,725 and $5,055.

Note 7 – Intangible Assets

Components of intangible assets are as follows:

	June 30, 2022	December 31, 2021
Trademarks	$112,359	$110,842
Patents	95,355	95,355
Accumulated amortization	(75,008)	(74,104)
Total patent costs, net	$132,706	$132,093

The Company capitalizes the initial expense related to establishing patents by country and then amortizes the expense over the life of the patent, typically 20 years. It then expenses annual filing fees to maintain the patents. The Company regularly reviews the value of its patents in the marketplace in proportion to the expense it must spend to maintain the patent.

During the three months ended June 30, 2022, and 2021, the Company recorded amortization expenses related to patents of $452 and $452, respectively.

During the six months ended June 30, 2022, and 2021, the Company recorded amortization expenses related to patents of $904 and $904, respectively.

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

As of June 30, 2022, the Company’s lease components included in the consolidated balance sheet were as follows:

Lease component	Balance sheet classification	June 30, 2022
Assets
ROU assets – operating lease	Other assets	$1,923,020
Total ROU assets		$1,923,020

Liabilities
Current operating lease liability	Current liabilities	$226,749
Long-term operating lease liability	Other liabilities	1,787,424
Total lease liabilities		$2,014,173

Future minimum lease payments as of June 30, 2022 were as follows:

2022	$130,345
2023	264,108
2024	251,671
2025	247,960
2026 and beyond	1,316,245
Total future minimum lease payments	$2,210,329
Less: Interest	(196,156)
Total operating lease liabilities	$2,014,173

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

As of June 30, 2022, all 2020 Convertible Notes had either converted or been repaid by the Company.

Interest expense on the 2020 Convertible Notes was $0 and $12,640 for the three months ended June 30, 2022, and 2021, respectively.

Interest expense on the 2020 Convertible Notes was $0 and $47,710 for the six months ended June 30, 2022, and 2021, respectively.

Amortization of options discount on the 2020 Convertible Notes was $0 and $3,694 for the three months June 30, 2022, and 2021, respectively.

Amortization of options discount on the 2020 Convertible Notes was $0 and $165,033 for the six months ended June 30, 2022, and 2021, respectively.

Amortization of warrant discount on the 2020 Convertible Notes was $0 and $3,914 for the three months ended June 30, 2022, and 2021, respectively.

Amortization of warrant discount on the 2020 Convertible Notes was $0 and $167,494 for the six months ended June 30, 2022, and 2021, respectively.

Amortization of beneficial conversion feature on the 2020 Convertible Notes was $0 and $49,004 for the three months ended June 30, 2022, and 2021, respectively.

Amortization of beneficial conversion feature on the 2020 Convertible Notes was $0 and $510,124 for the six months ended June 30, 2022, and 2021, respectively.

Amortization of issuance costs on the 2020 Convertible Notes was $0 and $20,368 for the three months ended June 30, 2022, and 2021, respectively.

Amortization of issuance costs on the 2020 Convertible Notes was $0 and $94,484 for the six months ended June 30, 2022, and 2021, respectively.

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

Six Months Ended June 30, 2022

During the first six months of 2022, the Company issued 51,528 shares of common stock to employees and directors and 40,000 shares of common stock to consultants with a fair value of $214,637 and $89,405, respectively. The shares were issued under the Company’s 2019 Stock Incentive Plan (the “2019 Plan”).

During the first six months of 2022, the Company issued 15,000 shares of its common stock to consultants in consideration of services rendered with a fair value of $27,361. These shares were issued pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended. The Company did not receive any cash proceeds from this issuance.

In January 2022, the Company issued 94,623 shares of its common stock for proceeds of $315,000.

During the first six months of 2022, the Company granted 96,333 restricted stock units to employees that will vest 50% at six months from grant date and 50% at twelve months from grant date. The Company recognized stock based compensation expense of $113,911 for during the six months ended June 30, 2022 associated with the equity grant.

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

The following table sets forth the activity of the options to purchase common stock under the 2019 Plan.

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding as of December 31, 2021	$1,055,894	$5.09	$133,022
Granted	433,711	3.65	-
Exercised	-	-	-
Canceled	-	-	-
Balance as of June 30, 2022	1,489,605	4.48	-
Exercisable as of June 30, 2022	786,392	5.32	-

The fair value of each option granted is estimated as of the grant date using the Black-Scholes option pricing model with the following assumptions:

Six months ended June 30,
	2022	2021
Risk-free interest rate range	1.6 to 1.9%	0.22 to 0.73%
Expected life of option-years	5.25 to 5.75	5.3 to 6.5
Expected stock price volatility	110 to 113%	107 to 125%
Expected dividend yield	-%	-%

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

	Total Intrinsic Value of Options Exercised	Total Fair Value of Options Vested
Year ended December 31, 2021	$-	$1,543,912
Six months ended June 30, 2022	$-	$861,284

For the six months ended June 30, 2022, the weighted average grant date fair value of options granted was $2.97 per share. The Company estimates the fair value of options at the grant date using the Black-Scholes model. For all stock options granted through June 30, 2022, the weighted average remaining service period is 1.3 years.

Restricted Stock and Restricted Stock Units

In the six months ended June 30, 2022, the Company granted 187,861 in restricted stock units and shares of restricted stock to certain employees, directors, and consultants under the 2019 Plan. Restricted stock issued to employees, directors, and consultants generally vest either at grant or vest over a period of one year from the date of grant.

The following table summarizes the Company’s restricted stock awards activity under the 2019 Plan during the six months ended June 30, 2022:

	Number of Unvested Shares	Weighted Average Grant Date Fair Value	Aggregate Value of Shares

Balance as of December 31, 2021	9,730	$3.72	$36,148
Granted	187,861	3.08	579,086
Vested	(100,841)	3.08	(309,416)
Forfeitures	-	-	-
Balance as of June 30, 2022	96,750	$3.16	$305,818

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

The following table sets forth the activity of unit purchase options:

	Number of Unit Purchase Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding as of December 31, 2021	$92,893	$3.20	$5,647
Granted	-	-	-
Exercised	-	-	-
Canceled	-	-	-
Balance as of June 30, 2022	$92,893	$3.20	$-

The following table sets forth the activity of warrants:

	Number of Warrants	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding as of December 31, 2021	167,272	$3.62	$16,029
Granted	-	-	-
Exercised	-	-	-
Canceled	-	-	-
Balance as of June 30, 2022	167,272	$3.62	$-

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

Income tax expense was $800 for the three and six months ended June 30, 2022, compared to $0 for the three and six months ended June 30, 2021. The annual forecasted effective income tax rate for 2022 is 0%, with a year-to-date effective income tax rate for the three months ended June 30, 2022, of 0%.

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

Note 16 – Subsequent Events

In July and August 2022, the Company issued 39,416 shares of common stock to employees under the 2019 Stock Incentive Plan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 as may be amended, supplemented or superseded from time to time by other reports we file with the SEC. All amounts in this report are in U.S. dollars, unless otherwise noted.

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

The following table sets forth a list of our current international distribution agreements:

INVOcell Registration
Market	Distribution Partner	Date	Initial Term	Status in Country

Canada	Invaron Pharmaceuticals Inc.	July 2020	1-Year	Completed
Mexico (a)	Positib Fertility, S.A. de C.V.	Sept 2020	TBD**	Completed
Malaysia	iDS Medical Systems	Nov 2020	3-year	Completed
Pakistan	Galaxy Pharma	Dec 2020	1-year	In process
Thailand	IVF Envimed Co., Ltd.	April 2021	1-year	Completed
Sudan	Quality Medicines, Cosmetics & Medical Equipment Import	Sept 2020	1-year	In process
Ethiopia	Quality Medicines, Cosmetics & Medical Equipment Import	Sept 2020	1-year	In process
Uganda	Quality Medicines, Cosmetics & Medical Equipment Import	Sept 2020	1-year	Not required
Nigeria	G-Systems Limited	Sept 2020	5-year	Completed
Iran	Tasnim Behboud	Dec 2020	1-year	Completed
Sri Lanka	Alsonic Limited	July 2021	1-year	In process
China	Onesky Holdings Limited	May 2022	5-year	In process

(a)	Our Mexico JV. Please note that the registration is temporarily in the name of Proveedora de Equipos y Productos, S.A. de C.V. and will be transferred to Positib Fertility as soon as practicable.

Investment in Joint Ventures and Partnerships

As part of our commercialization strategy, we entered into a number of joint ventures and partnerships designed to establish new INVO Centers.

The following table sets forth a list of our current joint venture arrangements:

Affiliate Name	Country	Percent (%) Ownership

HRCFG INVO, LLC	United States	50%
Bloom Invo, LLC	United States	40%
Positib Fertility, S.A. de C.V.	Mexico	33%
SNS MURNI INVO Bioscience Malaysia Sendirian Berhad	Malaysia	50%
Ginekalix INVO Bioscience LLC Skopje	Republic of North Macedonia	50%

The following table sets forth a list of our current partnership arrangements:

Partner	Country	Partnership Split
Lyfe Medical	United States	40%

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

The Alabama JV is accounted for using the equity method in our financial statements. As of June 30, 2022 we invested $1.7 million in the Alabama JV in the form of a note. For the six months ended June 30, 2022, the Alabama JV recorded a net loss of $0.3 million of which we recognized a loss from equity method investment of $0.2 million.

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

The results of the Georgia JV are consolidated in our financial statements. As of June 30, 2022, INVO invested $0.8 million in the Georgia JV in the form of capital contributions as well as $0.5 million in the form of a note. For the months ended June 30, 2022, the Georgia JV recorded a net loss of $0.2 million. Noncontrolling interest in the Georgia JV was $0. See Note 3 of the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q for additional information on the Georgia JV.

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

The Mexico JV is accounted for using the equity method in our financial statements. As of June 30, 2022, INVO invested $0.2 million in the Mexico JV. For the six months ended June 30, 2022, the Mexico JV recorded a net loss of $0.09 million of which we recognized a loss from equity method investment of $0.03 million.

Malaysia JV Agreement

On November 23, 2020, we entered into a joint venture agreement with SNS Murni SDN BHD (“SNS Murni”), a company incorporated in Malaysia, to establish an exclusive joint venture in Malaysia to (i) introduce, promote and market technologies related to the INVOcell and IVC Procedure in dedicated government-owned fertility clinics in Malaysia, and (ii) establish INVO Centers in Malaysia. The joint venture is co-managed and owned 50% by each of INVO Bioscience and SNS Murni. As of June 30, 2022, no joint venture entity had been formed.

North Macedonia JV Agreement

On November 23, 2020, we entered into a joint venture agreement with Ginekaliks Dooel (“Ginekaliks”), a limited liability company incorporated in the Republic of North Macedonia, to establish an exclusive joint venture to (i) commercialize, introduce, promote and market technologies related to the INVOcell and IVC procedure in the Republic of North Macedonia, and (ii) establish an INVO Center. The joint venture will be co-managed and owned 50% by each of INVO and Ginekaliks. As of June 30, 2022, no joint venture entity had been formed.

Lyfe Medical Center I, LLC Partnership Agreement

On April 9, 2021, we entered into a partnership agreement (the “Lyfe Agreement”) with Lyfe Medical Center I, LLC (“Lyfe”) in connection with Lyfe’s intention to establish an INVO Center in the Bay Area of California (the “Bay Area Clinic”). Pursuant to the Lyfe Agreement, we will provide embryology laboratory services in connection with the IVC procedure and other fertility-related treatments (the “Lab Services”) to be provided by Lyfe to its patients at the Bay Area Clinic. Under the terms of the Lyfe Agreement, we will receive 40% of the net income received by the Bay Area Clinic for the performance of the Lab Services. As of June 30, 2022, the Bay Area Clinic was not yet operational.

Results of Operations

During the first six months of 2022, our fully operational INVO Centers in Birmingham, Alabama, Atlanta, Georgia, and Monterrey, Mexico continued to make progress toward building local market awareness and treating patients. We also continued to expand on our similar marketing efforts to build awareness for the INVOcell and IVC procedure and to support the efforts of both the INVO Centers and our distribution partners around the world. During the quarter, we also announced plans to open INVO Centers in the Tampa, Florida and Kansas City, Missouri areas, and are working towards opening additional INVO Centers in key domestic and international markets. We have identified more than 20 markets in the U.S. alone as excellent potential locations for an INVO Center. As part of our efforts to expand our clinic activities, we have more recently identified opportunities to acquire existing profitable fertility practices. Although these established practices provide conventional IVF, we believe they represent an opportunity to integrate the INVOcell technology and thereby enhance the available treatment options for patients and further expand the overall business level. As such, we intend to selectively pursue potential acquisitions as part of our strategy, which we believe compliments our efforts to build new practices and allows us to scale up our overall operations more quickly.

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

Comparison of the Three Months Ended June 30, 2022, and 2021

Revenue

Revenue for the three months ended June 30, 2022, was approximately $146 thousand compared to approximately $208 thousand for the three months ended June 30, 2021. Of the $146 thousand in revenue for the second quarter of 2022, approximately $112 thousand was related to clinic revenue from the consolidated Georgia JV. The decrease of approximately $62 thousand, or approximately 30%, was related to the loss of Ferring licensing revenue from the same period in 2021, offset by the Georgia JV revenue.

Gross Profit

Gross profit for the three months ended June 30, 2022, was approximately $68 thousand compared to approximately $193 thousand for the three months ended June 30, 2021. Gross margins were approximately 46% and 93% for the three months ended June 30, 2022, and 2021, respectively. The decrease in gross margin reflects both the lack of Ferring license revenue in the second quarter of 2022 compared to the same period in 2021, as well as consolidated INVO Center cost of goods sold expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2022, were approximately $2.6 million compared to approximately $2.0 million for the three months ended June 30, 2021. The increase of approximately $0.6 million, or approximately 25%, was primarily the result of approximately $0.2 million in increased expenses related to the operations of the consolidated Georgia JV, approximately $0.3 million in increased personnel expenses, and $0.1 million in marketing activities. Non-cash, stock-based compensation expense in the period was $0.1 million, compared to $0.2 million for the same period in the prior year.

Research and Development Expenses

We began to fund additional research and development (“R&D”) efforts in 2020 as part of our 5-day label expansion efforts. R&D expenses were approximately $0.2 million and $0.03 million for the three months ended June 30, 2022, and June 30, 2021, respectively.

Loss from equity investment

Loss from equity investments for the three months ended June 30, 2022, was approximately $0.1 million compared to $0 for the three months ended June 30, 2021. The increase in loss is due to the investment in Alabama and Mexico JVs becoming operational in the second half of 2021.

Other income

Other income was $0 for the three months ended June 30, 2022, compared to approximately $159 thousand for the three months ended June 30, 2021. The decrease was the result of the extinguishment of our Paycheck Protection Program note and related interest being forgiven in 2021.

Interest Expense and Financing Fees

Interest expense and financing fees were approximately $102 for the three months ended June 30, 2022, compared to approximately $91 thousand for the three months ended June 30, 2021. The expense in 2021 was primarily non-cash and due to the debt discount, debt issuance cost and interest from convertible notes which have now been fully amortized.

Comparison of the Six Months Ended June 30, 2022, and 2021

Revenue

Revenue for the six months ended June 30, 2022, was approximately $0.3 million compared to approximately $0.9 million for the six months ended June 30, 2021. Of the $0.3 million in revenue for the six months ended June 30, 2022, $0.2 was related to clinic revenue from the consolidated Georgia JV. The decrease of approximately $0.6 million, or approximately 65%, was related to a decrease in product sales versus a one-time bulk order from Ferring in the previous year that was made to meet calendar year 2020 minimum purchase commitments in the Ferring Agreement and the loss of Ferring licensing revenue from the same period in 2021.

Gross Profit

Gross profit for the six months ended June 30, 2022, was approximately $0.2 million compared to approximately $0.8 million for the six months ended June 30, 2021. Gross margins were approximately 54% and 91% for the six months ended June 30, 2022, and 2021, respectively. The decrease in gross margin reflects the lack of Ferring license revenue and one-time bulk order from Ferring in the first quarter of 2021 compared to the same period in 2022, as well as the inclusion of consolidated INVO Center cost of goods sold expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended June 30, 2022, were approximately $5.3 million compared to approximately $4.2 million for the six months ended June 30, 2021. The increase of approximately $1.1 million, or approximately 26%, was primarily the result of approximately $0.4 million in increased expenses related to the operations of the consolidated Georgia JV, approximately $0.7 million in increased personnel expenses, $0.3 million in marketing activities and $0.1 million in public company costs, and was partially offset by a $0.3 million reduction in INVO Center start-up expenses. Non-cash, stock-based compensation expense in the period did not change compared to $0.4 million for the same period in the prior year.

Research and Development Expenses

R&D expenses were approximately $0.3 million and $0.1 million for the six months ended June 30, 2022, and June 30, 2021, respectively.

Loss from equity investment

Loss from equity investments for the six months ended June 30, 2022, was approximately $0.2 million compared to $0 for the six months ended June 30, 2021. The increase in loss was due to the investment in Alabama and Mexico JVs becoming operational in the second half of 2021.

Other income

Other income was $0 for the six months ended June 30, 2022, compared to approximately $159 thousand for the six months ended June 30, 2021. The decrease was the result of the extinguishment of our Paycheck Protection Program note and related interest being forgiven in 2021.

Interest Expense and Financing Fees

Interest expense and financing fees were approximately $2 thousand for the six months ended June 30, 2022, compared to approximately $1.0 million for the six months ended June 30, 2021. The expense in 2021 was primarily non-cash and due to the debt discount, debt issuance cost and interest from convertible notes which have now been fully amortized.

Liquidity and Capital Resources

For the six months ended June 30, 2022, and 2021, we had net losses of approximately $5.6 million and $4.3 million, respectively, and an accumulated deficit of approximately $44.5 million as of June 30, 2022. Approximately $1.7 million of the net loss was related to non-cash expenses for the six months ended June 30, 2022, compared to $2.0 million for the six months ended June 30, 2021. We had net working capital of approximately $1.3 million as of June 30, 2022, compared to approximately $5.1 million as of December 31, 2021. As of June 30, 2022, our stockholder’s equity was approximately $3.4 million compared to approximately $7.3 million as of December 31, 2021.

We have been dependent on raising capital from debt and equity financings to meet our needs for cash to fund our operating expenses and investing activities. During the first six months of 2021, we converted approximately $1.2 million of outstanding debt to equity and received approximately $0.4 million of proceeds from unit purchase option and warrant exercises. During the first six months of 2022, we received proceeds of approximately $0.3 million for the sale of our common stock. Our current plan includes opening additional INVO Centers over the next 12 months. Until we can generate a sufficient amount of cash from operations and to the extent additional funds are necessary to meet our longer-term liquidity needs and to execute our business strategy, we will need to raise additional funding, as in the past, by way of debt and/or equity financings. Such additional funding may not be available on reasonable terms, if at all.

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

Cash Flows

The following table shows a summary of our cash flows for the six months ended June 30 , 2022 and 2021:

	2022	2021
Cash (used in) provided by:
Operating activities	(3,950,920)	(2,909,137)
Investing activities	(86,792)	(915,383)
Financing activities	315,000	369,840

Cash Flows from Operating Activities

As of June 30, 2022, we had approximately $2.0 million in cash compared to approximately $6.6 million as of June 30, 2021. Net cash used in operating activities for the first six months of 2022, was approximately $4.0 million, compared to approximately $2.9 million for the same period in 2021. The increase in net cash used in operations was primarily due to the increase in net loss.

Cash Flows from Investing Activities

During the six months ended June 30, 2022, cash used in investing activities of $0.1 million was primarily related to a loss on equity method for the JVs, payments to acquire property, plants, and equipment, as well as additional trademarks. During the six months ended June 30, 2021, cash used in investing activities of approximately $0.9 million was related to notes receivable as well as additional trademarks and patents.

Cash Flows from Financing Activities

During the six months ended June 30, 2022, cash provided by financing activities of approximately $0.3 million was primarily related to the sale of common stock. During the six months ended June 30, 2021, cash provided by financing activities of approximately $0.4 million related to the exercise of unit purchase options and warrants.

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

Recently Issued Accounting Standards Not Yet Effective or Adopted

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material impact on the accompanying condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risks

The Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act.

Item 4. Controls and Procedures

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

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2022, the end of the fiscal period covered by this Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2022.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Please see Note 14 to the financial statements in our A Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC on March 31, 2022, as amended (“Annual Report”) for a description of pending litigation.

Item 1A. Risk Factors

Risk factors that affect our business and financial results are discussed in Part I, Item 1A “Risk Factors,” in our Annual Report. There have been no material changes in our risk factors from those previously disclosed in our Annual Report. You should carefully consider the risks described in our Annual Report, which could materially affect our business, financial condition or future results. The risks described in our Annual Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results. If any of the risks actually occur, our business, financial condition, and/or results of operations could be negatively affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

1.	During the second quarter of 2022, we issued 12,000 shares of our common stock to consultants in consideration of services rendered with a fair value of $17,879. These shares were issued pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended. We did not receive any cash proceeds from this issuance.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 is formatted in Inline XBRL

* Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 15, 2022.

INVO Bioscience, Inc.

Date: August 15, 2022	By:	/s/ Steven Shum
Steven Shum, Chief Executive Officer
(Principal Executive Officer)

Date: August 15, 2022	By:	/s/ Andrea Goren
Andrea Goren, Chief Financial Officer
(Principal Financial and Accounting Officer)

