Form 10-Q
period 2022-09-30
INVO Bioscience, Inc.
filed 2022-11-14
CIK 1417926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 14, 2022, the Registrant had 12,165,964 shares of common stock outstanding.

INVO BIOSCIENCE, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED September 30, 2022

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

INVO BIOSCIENCE, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30,	December 31,
	2022	2021
		(audited)
ASSETS
Current assets
Cash	$285,697	$5,684,871
Accounts receivable	71,311	50,470
Inventory	280,131	287,773
Prepaid expenses and other current assets	305,151	282,751
Total current assets	942,290	6,305,865
Property and equipment, net	456,352	501,436
Intangible assets, net	132,679	132,093
Lease right of use	1,865,648	2,037,052
Investment in joint ventures	1,281,306	1,489,934
Total assets	$4,678,275	$10,466,380
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$689,558	$443,422
Accrued compensation	643,608	581,689
Deferred revenue, current portion	98,659	5,900
Lease liability, current portion	229,169	221,993
Total current liabilities	1,660,994	1,253,004
Lease liability, net of current portion	1,728,918	1,901,557
Deferred tax liability	1,139	1,139
Total liabilities	3,391,051	3,155,700

Stockholders’ equity
Common Stock, $.0001 par value; 125,000,000 shares authorized; 12,165,964 and 11,929,147 issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	1,217	1,193
Additional paid-in capital	48,302,505	46,200,509
Accumulated deficit	(47,016,498)	(38,891,022)
Total stockholders’ equity	1,287,224	7,310,680
Total liabilities and stockholders’ equity	$4,678,275	$10,466,380

The accompanying notes are an integral part of these consolidated financial statements.

INVO BIOSCIENCE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2022	2021	2022	2021

Revenue:
Product revenue	$58,926	2,790	149,453	538,642
Clinic revenue	176,395	37,513	394,601	37,513
License revenue	-	178,571	-	535,714
Total revenue	235,321	218,874	544,054	1,111,869
Cost of goods sold:
Cost of revenue	97,590	17,987	219,430	90,464
Depreciation	11,526	2,431	32,899	7,294
Total cost of goods sold	109,116	20,418	252,329	97,758
Gross profit	126,205	198,456	291,725	1,014,111
Operating expenses
Selling, general and administrative expenses	2,476,356	2,416,791	7,729,694	6,581,516
Research and development expenses	175,267	55,391	470,208	152,674
Total operating expenses	2,651,623	2,472,182	8,199,902	6,734,190
Loss from operations	(2,525,418)	(2,273,726)	(7,908,177)	(5,720,079)
Other income (expense):
Loss from equity method joint ventures	(21,470)	(113,492)	(210,565)	(113,492)
Other income	-	-	-	159,126
Interest income	34	(843)	307	3,595
Interest expense	(1,761)	(92,544)	(3,319)	(1,078,895)
Foreign currency exchange loss	(1,008)	(721)	(2,922)	(2,213)
Total other income (expense)	(24,205)	(207,600)	(216,499)	(1,031,879)
Loss before income taxes	$(2,549,623)	(2,481,326)	(8,124,676)	(6,751,958)
Income taxes	-	-	800	-
Net loss	(2,549,623)	(2,481,326)	(8,125,476)	(6,751,958)
Net loss attributable to noncontrolling interest	-	(238,543)	-	(238,543)
Net loss attributable to INVO Bioscience, Inc.	(2,549,623)	(2,242,783)	(8,125,476)	(6,513,415)
Net loss per common share:
Basic	$(0.21)	(0.24)	(0.67)	(0.66)
Diluted	$(0.21)	(0.24)	(0.67)	(0.66)
Weighted average number of common shares outstanding:
Basic	12,155,655	10,463,981	12,107,124	10,267,495
Diluted	12,155,655	10,463,981	12,107,124	10,267,495

The accompanying notes are an integral part of these consolidated financial statements.

INVO BIOSCIENCE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Additional Paid-in	Accumulated	Noncontrolling
	Shares	Amount	Capital	Deficit	Interest	Total

Balances, December 31, 2020	9,639,268	$964	$37,978,224	$(32,236,082)	-	$5,743,106
Common stock issued to directors and employees	44,806	4	274,694	-	-	274,698
Common stock issued for services	96,500	10	324,840	-	-	324,850
Conversion of notes payable and accrued interest	388,684	39	1,243,749	-	-	1,243,788
Proceeds from warrant exercise	39,095	4	123,558	-	-	123,562
Proceeds from unit purchase option exercise	77,444	8	246,270	-	-	246,278
Cashless warrant exercise	91,709	9	(9)	-	-	-
Cashless unit purchase option exercise	86,529	8	(8)	-	-	-
Stock options issued to directors and employees as compensation	-	-	1,151,800	-	-	1,151,800
Net loss attributable to noncontrolling interest	-	-	-	-	(238,543)	(238,543)
Net loss attributable to INVO Bioscience, Inc.	-	-	-	(6,513,415)	-	(6,513,415)
Balances, September 30, 2021	10,464,035	$1,046	$41,343,118	$(38,749,497)	(238,543)	$2,356,124)

Balances, December 31, 2021	11,929,147	$1,193	$46,200,509	$(38,891,022)	-	$7,310,680

Common stock issued to directors and employees	87,194	9	408,018	-	-	408,027
Common stock issued for services	55,000	6	116,760	-	-	116,766
Proceeds from the sale of common stock, net of fees and expenses	94,623	9	289,791	-	-	289,800
Stock options issued to directors and employees as compensation	-	-	1,287,427	-	-	1,287,427
Net loss	-	-	-	(8,125,476)	-	(8,125,476)
Balances, September 30, 2022	12,165,964	1,217	48,302,505	(47,016,498)	-	1,287,224

The accompanying notes are an integral part of these consolidated financial statements.

INVO BIOSCIENCE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended
	September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(8,125,476)	$(6,751,958)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash stock compensation issued for services	116,766	282,633
Non-cash stock compensation issued to directors and employees	408,027	274,698
Fair value of stock options issued to employees	1,287,427	1,151,800
Non-cash compensation for services	75,000	-
Amortization of discount on notes payable	-	1,014,959
Amortization of leasehold right of use asset	171,404	63,047
Extinguishment of debt	-	(159,126)
Loss from equity method investment	210,565	113,492
Depreciation and amortization	57,361	23,680
Changes in assets and liabilities:
Accounts receivable	(20,841)	(28,960)
Interest receivable	-	(579)
Inventory	7,642	(25,018)
Prepaid expenses and other current assets	(22,400)	(75,661)
Accounts payable and accrued expenses	246,136	186,656
Accrued compensation	61,919	(65,415)
Deferred revenue	92,759	(535,714)
Leasehold liability	(165,463)	(21,091)
Accrued interest	-	34,811
Income taxes payable	-	(1,062)
Net cash used in operating activities	(5,599,174)	(4,518,808)
Cash from investing activities:
Payments to acquire property, plant, and equipment	(10,920)	(744,247)
Payments to acquire intangibles	(1,943)	(38,542)
Investment in joint ventures	(76,937)	(252,884)
Payment for notes receivable	-	(200,000)
Net cash used in investing activities	(89,800)	(1,235,673)
Cash from financing activities:
Proceeds from the sale of common stock, net of offering costs	289,800	-
Proceeds from warrant exercise	-	123,562
Proceeds from unit purchase option exercise	-	246,278
Net cash provided by financing activities	289,800	369,840
Increase (decrease) in cash and cash equivalents	(5,399,174)	(5,384,641)
Cash and cash equivalents at beginning of period	5,684,871	10,097,760
Cash and cash equivalents at end of period	$285,697	$4,713,119

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$29,125
Taxes	$800	$912
Noncash activities:
Common stock issued upon note payable and accrued interest conversion	$-	$1,243,788
Common stock issued for prepaid services	$-	$168,850
Cashless exercise of warrants	$-	$9
Cashless exercise of unit purchase options	$-	$8
Initial ROU asset and lease liability	$-	$1,374,956

The accompanying notes are an integral part of these consolidated financial statements.

INVO BIOSCIENCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

(UNAUDITED)

Note 1 – Summary of Significant Accounting Policies

Description of Business

INVO Bioscience, Inc. (“INVO” or the “Company”) is a commercial-stage fertility company dedicated to expanding the assisted reproductive technology (“ART”) marketplace by making fertility care accessible and inclusive to people around the world. The Company’s primary mission is to implement new medical technologies aimed at increasing the availability of affordable, high-quality, patient-centered fertility care. The Company’s flagship product is INVOcell, a revolutionary medical device that allows fertilization and early embryo development to take place in vivo within the woman’s body. This treatment solution is the world’s first intravaginal culture technique for the incubation of oocytes and sperm during fertilization and early embryo development. This technique, designated as “IVC,” provides patients a more connected and intimate experience in comparison to other ART treatments. We believe the IVC procedure can deliver comparable results at a lower cost than traditional in vitro fertilization (“IVF”) and is a significantly more effective treatment than intrauterine insemination (“IUI”). The Company’s commercialization strategy involves the opening of dedicated “INVO Centers” focused on offering the INVOcell and IVC procedure (with three centers in North America now operational), the acquisition of existing fertility clinics, as well as the distribution and sale of its technology solution into existing fertility clinics.

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

The Company considers events or transactions that have occurred after the consolidated balance sheet date of September 30, 2022, but prior to the filing of the consolidated financial statements with the SEC in this Quarterly Report on Form 10-Q, to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure, as applicable. Subsequent events have been evaluated through the date of the filing of this Quarterly Report on Form 10-Q.

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

Long- Lived Assets

Long-lived assets and certain identifiable assets related to those assets are periodically reviewed for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable. If the non-discounted future cash flows of the asset are less than their carrying amount, their carrying amounts are reduced to the fair value and an impairment loss recognized. There was no impairment recorded during the nine months ended September 30, 2022, and 2021.

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

Concentration of Credit Risk

Cash includes amounts deposited in financial institutions in excess of insurable Federal Deposit Insurance Corporation (“FDIC”) limits. As of September 30, 2022, the Company did not have cash balances in excess of FDIC limits.

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

As of September 30, 2022, the Company had no deferred revenue related to the Ferring Agreement as it was recognized in the fourth quarter of fiscal year 2021 in relation to the contract termination. Per ASC 606-10-55-48 the likelihood of Ferring exercising its rights became remote at the time notice of termination was received so INVO recognized the full remaining amount of the deferred revenue.

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

Loss Per Share

Basic loss per share calculations are computed by dividing net loss attributable to the Company’s common shareholders by the weighted-average number of common shares outstanding. Diluted earnings per share are computed similar to basic earnings per share except that the denominator is increased to include potentially dilutive securities. The Company’s diluted loss per share is the same as the basic loss per share for the three and nine months ended September 30, 2022, and 2021, as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss attributable to common shareholders (numerator)	$(2,549,623)	(2,242,783)	(8,125,476)	(6,513,415)
Basic and diluted weighted-average number of common shares outstanding (denominator)	12,155,655	10,463,981	12,107,124	10,267,495
Basic and diluted net loss per common share	(0.21)	(0.24)	(0.67)	(0.66)

The Company has excluded the following dilutive securities from the calculation of fully diluted shares outstanding because the result would have been anti-dilutive:

	As of September 30,
	2022	2021
Options	1,479,605	1,118,911
Convertible notes and interest	-	160,591
Unit purchase options and warrants	260,165	216,193
Total	1,739,770	1,495,695

Recently Adopted Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements, and does not believe the future adoption of any such pronouncements will have a material impact on its financial condition or the results of its operations.

Note 2 – Liquidity

Historically, the Company has funded its cash and liquidity needs through operating cash flow, equity financings, and convertible notes. For the nine months ended September 30, 2022, and 2021, the Company incurred a net loss of approximately $8.1 million and $6.5 million, respectively, and has an accumulated deficit of approximately $47 million as of September 30, 2022. Approximately $2.3 million of the net loss was related to non-cash expenses for the nine months ended September 30, 2022, compared to $2.8 million for the nine months ended September 30, 2021.

The Company has been dependent on raising capital from debt and equity financings to meet its needs for cash flow used in operating and investing activities. During the first nine months of 2021, the Company converted approximately $1.2 million of outstanding debt to equity and received approximately $370,000 of proceeds from unit purchase option and warrant exercises. During the first nine months of 2022, the Company received proceeds of approximately $0.3 million for the sale of common stock. The Company’s current plan includes opening additional INVO Centers over the next 12 months. Until the Company can generate a sufficient amount of cash from operations and to the extent additional funds are necessary to meet the Company’s longer-term liquidity needs and to execute the Company’s business strategy, it will need to raise additional funding, as it has done in the past, by way of debt and/or equity financings. Such additional funding may not be available on reasonable terms, if at all.

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

The Bloom Agreement provides Bloom with a “profits interest” in the Georgia JV and, in connection with such profits interest, states that profits and losses be allocated to its members based on a hypothetical liquidation of the Georgia JV. In such a scenario, liquidation proceeds would be distributed in the following order: (a) to INVO CTR until the difference between its capital contributions and distributions equals $0; (b) to Bloom until its distributions equal 150% of the liquidation amounts distributed to INVO CTR (a “catch-up” to rebalance the distributions between members); and (c) thereafter on a pro rata basis. The Georgia JV had no assets or liabilities at the time the units were issued, and, as of September 30, 2022, INVO CTR had made capital contributions greater than the net loss of the Georgia JV. As such, the entire net loss was allocated to INVO CTR, and no loss was allocated to the noncontrolling interest of Bloom.

The Georgia JV opened to patients on September 7, 2021 and commenced initial treatment cycles in November 2021.

The Company determined the Georgia JV is a VIE, and that the Company is its primary beneficiary because the Company has an obligation to absorb losses that are potentially significant and the Company controls the majority of the activities that impact the Georgia JV’s economic performance, specifically control of the INVOcell and lab services quality management. As a result, the Company consolidated the Georgia JV’s results with its own. As of September 30, 2022, the Company invested $0.9 million in the Georgia JV in the form of capital contributions as well as $0.5 million in the form of a note. For the three and nine months ended September 30, 2022, the Georgia JV recorded net losses of $0.5 million and $0.2 million, respectively. Noncontrolling interest in the Georgia JV was $0.

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

The Company determined the Alabama JV is a VIE, and that there is no primary beneficiary. As a result, the Company will use the equity method to account for its interest in the Alabama JV. As of September 30, 2022, the Company invested $1.6 million in the Alabama JV in the form of a note. For the nine months ended September 30, 2022, the Alabama JV recorded a net loss of $0.3 million of which the Company recognized a loss from equity method investment of $0.2 million.

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

The Mexico JV opened to patients on November 1, 2021 and commenced initial treatment cycles beginning in January 2022.

The Company determined the Mexico JV is a VIE, and that there is no primary beneficiary. As a result, the Company will use the equity method to account for its interest in the Mexico JV. As of September 30,2022, the Company invested $0.2 million in the Mexico JV. For the nine months ended September 30, 2022, the Mexico JV recorded a net loss of $0.1 million of which the Company recognized a loss from equity method investment of $0.05 million.

The following table summarizes our investments in unconsolidated VIEs:

			Carrying Value as of
	Location	Percentage Ownership	September 30, 2022	December 31, 2021
HRCFG INVO, LLC	Alabama, United States	50%	$1,148,582	1,387,495
Positib Fertility, S.A. de C.V.	Mexico	33%	132,724	102,439
Total investment in unconsolidated VIEs			$1,281,306	1,489,934

Earnings from investments in unconsolidated VIEs were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
HRCFG INVO, LLC	$(4,737)	$(113,492)	$(163,912)	$(113,492)
Positib Fertility, S.A. de C.V.	(16,733)	-	(46,653)	-
Total earnings from unconsolidated VIEs	(21,470)	(113,492)	(210,565)	(113,492)

The following tables summarize the combined unaudited financial information of our unconsolidated VIEs:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Statements of operations:
Operating revenue	$273,737	$-	$610,049	$-
Operating expenses	(333,414)	(283,731)	(1,077,835)	(283,731)
Net loss	(59,677)	(283,731)	(467,786)	(283,731)

	September 30, 2022	December 31, 2021
Balance sheets:
Current assets	$283,946	456,967
Long-term assets	1,112,555	1,302,067
Current liabilities	(479,212)	(404,155)
Long-term liabilities	(144,267)	(142,321)
Net assets	$773,022	1,212,558

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

The following table summarizes the Company’s transactions with VIEs:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Bloom Invo, LLC
INVOcell revenue	$6,000	$-	$6000	$-
Unconsolidated VIEs
INVOcell revenue	$6,000	$16,800	$22,500	$16,800

The Company had balances with VIEs as follows:

	September 30, 2022	December 31, 2021
Bloom Invo, LLC
Accounts receivable	$27,600	21,600
Notes payable	464,344	453,406
Unconsolidated VIEs
Accounts receivable	$38,810	16,310

Note 5 – Inventory

Components of inventory are:

	September 30, 2022	December 31, 2021
Raw materials	$68,630	$67,605
Finished goods	211,501	220,168
Total inventory	$280,131	$287,773

Note 6 – Property and Equipment

The estimated useful lives and accumulated depreciation for equipment are as follows as of September 30, 2022, and December 31, 2021:

Estimated Useful Life
Manufacturing equipment	6 to 10 years
Medical equipment	7 to 10 years
Office equipment	3 to 7 years

	September 30, 2022	December 31, 2021
Manufacturing equipment	$132,513	$132,513
Medical equipment	283,633	275,423
Office equipment	77,601	74,891
Leasehold improvements	96,817	96,817
Less: accumulated depreciation	(134,212)	(78,208)
Total equipment, net	$456,352	$501,436

During the three months ended September 30, 2022, and 2021, the Company recorded depreciation expense of $19,279 and $17,268, respectively.

During the nine months ended September 30, 2022, and 2021, the Company recorded depreciation expense of $56,004 and $22,323.

Note 7 – Intangible Assets

Components of intangible assets are as follows:

	September 30, 2022	December 31, 2021
Trademarks	$112,785	$110,842
Patents	95,355	95,355
Accumulated amortization	(75,461)	(74,104)
Total patent costs, net	$132,679	$132,093

The Company capitalizes the initial expense related to establishing patents by country and then amortizes the expense over the life of the patent, typically 20 years. It then expenses annual filing fees to maintain the patents. The Company regularly reviews the value of its patents in the marketplace in proportion to the expense it must spend to maintain the patent.

During the three months ended September 30, 2022, and 2021, the Company recorded amortization expenses related to patents of $453 and $453, respectively.

During the nine months ended September 30, 2022, and 2021, the Company recorded amortization expenses related to patents of $1,357 and $1,357, respectively.

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

As of September 30, 2022, the Company’s lease components included in the consolidated balance sheet were as follows:

Lease component	Balance sheet classification	September 30, 2022
Assets
ROU assets – operating lease	Other assets	$1,865,648
Total ROU assets		$1,865,648

Liabilities
Current operating lease liability	Current liabilities	$229,169
Long-term operating lease liability	Other liabilities	1,728,918
Total lease liabilities		$1,958,087

Future minimum lease payments as of September 30, 2022 were as follows:

2022	$65,272
2023	264,108
2024	251,671
2025	247,960
2026 and beyond	1,316,245
Total future minimum lease payments	$2,145,256
Less: Interest	(187,169)
Total operating lease liabilities	$1,958,087

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

As of September 30, 2022, all 2020 Convertible Notes had either converted or been repaid by the Company.

Interest expense on the 2020 Convertible Notes was $0 and $12,779 for the three months ended September 30, 2022, and 2021, respectively.

Interest expense on the 2020 Convertible Notes was $0 and $60,628 for the nine months ended September 30, 2022, and 2021, respectively.

Amortization of options discount on the 2020 Convertible Notes was $0 and $3,734 for the three months September 30, 2022, and 2021, respectively.

Amortization of options discount on the 2020 Convertible Notes was $0 and $168,767 for the nine months ended September 30, 2022, and 2021, respectively.

Amortization of warrant discount on the 2020 Convertible Notes was $0 and $3,955 for the three months ended September 30, 2022, and 2021, respectively.

Amortization of warrant discount on the 2020 Convertible Notes was $0 and $171,449 for the nine months ended September 30, 2022, and 2021, respectively.

Amortization of beneficial conversion feature on the 2020 Convertible Notes was $0 and $49,541 for the three months ended September 30, 2022, and 2021, respectively.

Amortization of beneficial conversion feature on the 2020 Convertible Notes was $0 and $559,665 for the nine months ended September 30, 2022, and 2021, respectively.

Amortization of issuance costs on the 2020 Convertible Notes was $0 and $20,594 for the three months ended September 30, 2022, and 2021, respectively.

Amortization of issuance costs on the 2020 Convertible Notes was $0 and $81,764 for the nine months ended September 30, 2022, and 2021, respectively.

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

Note 10 – Related Party Transactions

In October 2021, Paulson Investment Company (“Paulson”) served as a placement agent for the Company’s registered direct offering and received fees and commissions for such role in the amount of $323,584. Trent Davis, one of the Company’s directors, is President of Paulson. Additionally, Paulson received fees of $25,200 associated with shares sold in January 2022. Mr. Davis did not receive any compensation related to the fees and commissions received by Paulson. Steve Shum and Andrea Goren, the CEO and CFO of the Company, respectively, each purchased 30,674 shares in the registered direct offering for gross proceeds of $199,994.

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

Nine Months Ended September 30, 2022

During the nine months ended September 30, 2022, the Company issued 51,528 shares of common stock to employees and directors and 40,000 shares of common stock to consultants with a fair value of $218,196 and $89,406, respectively. The shares were issued under the Company’s 2019 Stock Incentive Plan (the “2019 Plan”).

During the nine months ended September 30, 2022, the Company granted 96,333 restricted stock units to employees that vest 50% at six months from grant date and 50% at twelve months from grant date. The shares were granted under the 2019 Plan. As of September 30, 2022 the Company had issued 35,666 vested shares and recognized stock based compensation expense of $189,831 during the nine months ended September 30, 2022 associated with the equity grants.

During the nine months ended September 30, 2022, the Company issued 15,000 shares of its common stock to consultants in consideration of services rendered with a fair value of $27,360. These shares were issued pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended. The Company did not receive any cash proceeds from this issuance.

In January 2022, the Company issued 94,623 shares of its common stock for net proceeds of $289,800.

Note 12 – Equity-Based Compensation

Equity Incentive Plans

In October 2019, the Company adopted the 2019 Plan. Under the 2019 Plan, the Company’s board of directors is authorized to grant stock options to purchase common stock, restricted stock units, and restricted shares of common stock to its employees, directors, and consultants. The 2019 Plan initially provided for the issuance of 500,000 shares. A provision in the 2019 Plan provides for an automatic annual increase equal to 6% of the total number of shares of Company common stock outstanding on December 31 of the preceding calendar year. In January 2022, the number of available shares increased by 715,749 shares and on October 12, 2022 shareholders approved an amendment to the plan to add an additional 412,802 shares bringing the total shares available under the 2019 Plan to 2,500,000.

Options granted under the 2019 Plan generally have a life of 3 to 10 years and exercise prices equal to or greater than the fair market value of the common stock as determined by the Company’s board of directors. Vesting for employees typically occurs over a three-year period.

The following table sets forth the activity of the options to purchase common stock under the 2019 Plan.

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding as of December 31, 2021	1,055,894	$5.09	$133,022
Granted	433,711	3.70	-
Exercised	-	-	-
Canceled	10,000	3.89	-
Balance as of September 30, 2022	1,479,605	4.50	-
Exercisable as of September 30, 2022	896,139	5.21	-

The fair value of each option granted is estimated as of the grant date using the Black-Scholes option pricing model with the following assumptions:

Nine months ended September 30,
	2022	2021
Risk-free interest rate range	1.6 to 1.9%	0.22 to 0.73%
Expected life of option-years	5.25 to 5.75	5.3 to 6.5
Expected stock price volatility	110 to 113%	107 to 125%
Expected dividend yield	-%	-%

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

	Total Intrinsic Value of Options Exercised	Total Fair Value of Options Vested
Year ended December 31, 2021	$-	$1,543,912
Nine months ended September 30, 2022	$-	$861,284

For the nine months ended September 30, 2022, the weighted average grant date fair value of options granted was $2.97 per share. The Company estimates the fair value of options at the grant date using the Black-Scholes model. For all stock options granted through September 30, 2022, the weighted average remaining service period is 1.2 years.

Restricted Stock and Restricted Stock Units

In the nine months ended September 30, 2022, the Company granted 187,861 in restricted stock units and shares of restricted stock to certain employees, directors, and consultants under the 2019 Plan. Restricted stock issued to employees, directors, and consultants generally vest either at grant or vest over a period of one year from the date of grant.

The following table summarizes the Company’s restricted stock awards activity under the 2019 Plan during the nine months ended September 30, 2022:

	Number of Unvested Shares	Weighted Average Grant Date Fair Value	Aggregate Value of Shares

Balance as of December 31, 2021	9,730	$3.72	$36,148
Granted	187,861	3.08	579,086
Vested	(136,507)	3.09	(385,035)
Forfeitures	-	-	-
Balance as of September 30, 2022	61,084	$3.03	$230,199

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

The following table sets forth the activity of unit purchase options:

	Number of Unit Purchase Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding as of December 31, 2021	$92,893	$3.20	$5,647
Granted	-	-	-
Exercised	-	-	-
Canceled	-	-	-
Balance as of September 30, 2022	$92,893	$3.20	$-

The following table sets forth the activity of warrants:

	Number of Warrants	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding as of December 31, 2021	167,272	$3.62	$16,029
Granted	-	-	-
Exercised	-	-	-
Canceled	-	-	-
Balance as of September 30, 2022	167,272	$3.62	$-

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

Income tax expense was $0 and $800 for the three and nine months ended September 30, 2022, compared to $0 for the three and nine months ended September 30, 2021. The annual forecasted effective income tax rate for 2022 is 0%, with a year-to-date effective income tax rate for the three months ended September 30, 2022, of 0%.

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

Note 16 – Subsequent Events

In October and November 2022, the Company received $0.35 million through the issuance of demand notes from a related party, JAG Multi Investments LLC (“JAG”). Our CFO is a beneficiary of JAG but does not have any control over JAG’s investment decisions with respect to the Company. If paid prior to December 31, 2022, the demand notes are interest free until December 31, 2022. For any amount that remains outstanding past December 31, 2022, 10% annual interest would accrue from the date of issuance. At maturity, the Company agreed to pay outstanding principal, a 10% financing fee and accrued interest, if any. The demand notes are callable with 10 days prior written notice, which may be delivered to the Company starting 30 days from issuance.

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

Throughout this Quarterly Report on Form 10-Q, references to “we,” “our,” “us,” the “Company,” “INVO,” or “INVO Bioscience, Inc.” refer to INVO Bioscience, Inc.

Overview

We are a commercial-stage fertility company dedicated to expanding the assisted reproductive technology (“ART”) marketplace by making fertility care accessible and inclusive to people around the world. Our primary mission is to implement new medical technologies aimed at increasing the availability of affordable, high-quality, patient-centered fertility care. Our flagship product is INVOcell, a revolutionary medical device that allows fertilization and early embryo development to take place in vivo within the woman’s body. This treatment solution is the world’s first intravaginal culture technique for the incubation of oocytes and sperm during fertilization and early embryo development. This technique, designated as “IVC”, provides patients a more connected and intimate experience in comparison to other ART treatments. We believe the IVC procedure can deliver comparable results at a lower cost than traditional in vitro fertilization (“IVF”) and is a significantly more effective treatment than intrauterine insemination (“IUI”). Our commercialization strategy is focused on the opening of dedicated “INVO Centers” offering the INVOcell and IVC procedure (with three centers in North America now operational), the acquisition of existing fertility clinics, as well as the distribution and sale of our technology solution into existing fertility clinics.

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

Sales and Marketing

Our product commercialization efforts are focused on identifying distributors and partners within targeted geographic regions that we believe can best promote, market and sell the INVOcell and support our efforts to expand access to advanced fertility treatment for the large number of underserved infertile people hoping to have a baby. We believe that the IVC procedure is an effective and affordable treatment option that greatly reduces the need for more expensive IVF lab facilities and allows providers to pass on related savings to patients without compromising efficacy. We have been cleared to sell the INVOcell in the United States since November 2015 after receiving de novo class II clearance from the FDA. Our primary focus has been on establishing INVO Centers to promote the INVOcell and the IVC procedure, selling the INVOcell directly to U.S. fertility clinics, and developing key international market partnerships around the world. More recently, we announced our intention to pursue acquisitions of established fertility clinics in the U.S.

In late 2021, we made substantial progress with our INVO Center strategy by opening three locations – Birmingham, Alabama, Atlanta, Georgia, and Monterrey, Mexico – and remain focused on opening and acquiring additional clinics in the US to expand access to INVOcell and the IVC procedure. We announced new INVO Centers in the San Francisco Bay Area, Tampa, Florida and Kansas City, Kansas, as well as the execution of a non-binding letter of intent to acquire an existing fertility clinic.

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

The Ferring license was deemed to be a functional license that provides the counterparty with a “right to access” to our intellectual property during the subscription period and accordingly, revenue was recognized over a period of time, which is generally the subscription period. During the years ended December 31, 2021, and 2020, we recognized $3.6 million and $0.7 million of revenue related to the Ferring license agreement, respectively.

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

The following table sets forth a list of our current international distribution agreements:

INVOcell Registration
Market	Distribution Partner	Date	Initial Term	Status in Country

Canada	Invaron Pharmaceuticals Inc.	July 2020	1-Year	Completed
Mexico (a)	Positib Fertility, S.A. de C.V.	Sept 2020	n/a	Completed
Malaysia	SNS Murni SDN BHD	Sept 2022	3-year	Completed
Pakistan	Galaxy Pharma	Dec 2020	1-year	In process
Thailand	IVF Envimed Co., Ltd.	April 2021	1-year	Completed
Sudan	Quality Medicines, Cosmetics & Medical Equipment Import	Sept 2020	1-year	In process
Ethiopia	Quality Medicines, Cosmetics & Medical Equipment Import	Sept 2020	1-year	In process
Uganda	Quality Medicines, Cosmetics & Medical Equipment Import	Sept 2020	1-year	Not required
Nigeria	G-Systems Limited	Sept 2020	5-year	Completed
Iran	Tasnim Behboud	Dec 2020	1-year	Completed
Sri Lanka	Alsonic Limited	July 2021	1-year	In process
China	Onesky Holdings Limited	May 2022	5-year	In process

(a)	Our Mexico JV. Please note that the registration is temporarily in the name of Proveedora de Equipos y Productos, S.A. de C.V. and will be transferred to Positib Fertility as soon as practicable.

Investment in Joint Ventures and Partnerships

As part of our commercialization strategy, we entered into a number of joint ventures and partnerships designed to establish new INVO Centers.

The following table sets forth a list of our current joint venture arrangements:

Affiliate Name	Country	Percent (%) Ownership

HRCFG INVO, LLC	United States	50%
Bloom Invo, LLC	United States	40%
Positib Fertility, S.A. de C.V.	Mexico	33%
Ginekalix INVO Bioscience LLC Skopje	Republic of North Macedonia	50%

The following table sets forth a list of our current partnership arrangements:

Partner	Country	Partnership Split
Lyfe Medical	United States	40%

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

The Alabama JV is accounted for using the equity method in our financial statements. As of September 30, 2022 we invested $1.6 million in the Alabama JV in the form of a note. For the nine months ended September 30, 2022, the Alabama JV recorded a net loss of $0.3 million of which we recognized a loss from equity method investment of $0.2 million.

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

The results of the Georgia JV are consolidated in our financial statements. As of September 30, 2022, INVO invested $0.9 million in the Georgia JV in the form of capital contributions as well as $0.5 million in the form of a note. For the nine months ended September 30, 2022, the Georgia JV recorded a net loss of $0.5 million. Noncontrolling interest in the Georgia JV was $0. See Note 3 of the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q for additional information on the Georgia JV.

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

The Mexico JV is accounted for using the equity method in our financial statements. As of September 30, 2022, INVO invested $0.2 million in the Mexico JV. For the nine months ended September 30, 2022, the Mexico JV recorded a net loss of $0.1 million of which we recognized a loss from equity method investment of $0.05 million.

Malaysia JV Agreement

On November 23, 2020, we entered into a joint venture agreement with SNS Murni SDN BHD (“SNS Murni”), a company incorporated in Malaysia, to establish an exclusive joint venture in Malaysia to (i) introduce, promote and market technologies related to the INVOcell and IVC Procedure in dedicated government-owned fertility clinics in Malaysia, and (ii) establish INVO Centers in Malaysia. The joint venture is co-managed and owned 50% by each of INVO Bioscience and SNS Murni. As of September 30, 2022, no joint venture entity had been formed.

North Macedonia JV Agreement

On November 23, 2020, we entered into a joint venture agreement with Ginekaliks Dooel (“Ginekaliks”), a limited liability company incorporated in the Republic of North Macedonia, to establish an exclusive joint venture to (i) commercialize, introduce, promote and market technologies related to the INVOcell and IVC procedure in the Republic of North Macedonia, and (ii) establish an INVO Center. The joint venture will be co-managed and owned 50% by each of INVO and Ginekaliks. As of September 30, 2022, no joint venture entity had been formed.

Lyfe Medical Center I, LLC Partnership Agreement

On April 9, 2021, we entered into a partnership agreement (the “Lyfe Agreement”) with Lyfe Medical Center I, LLC (“Lyfe”) in connection with Lyfe’s intention to establish an INVO Center in the Bay Area of California (the “Bay Area Clinic”). Pursuant to the Lyfe Agreement, we will provide embryology laboratory services in connection with the IVC procedure and other fertility-related treatments (the “Lab Services”) to be provided by Lyfe to its patients at the Bay Area Clinic. Under the terms of the Lyfe Agreement, we will receive 40% of the net income received by the Bay Area Clinic for the performance of the Lab Services. As of September 30, 2022, the Bay Area Clinic was not yet operational.

Results of Operations

During the first nine months of 2022, our fully operational INVO Centers in Birmingham, Alabama, Atlanta, Georgia, and Monterrey, Mexico continued to make progress toward building local market awareness and treating patients. We also continued to expand on our similar marketing efforts to build awareness for the INVOcell and IVC procedure and to support the efforts of the INVO Centers, our distribution partners around the world and fertility clinic customers offering IVC. During the quarter, we also announced plans to open INVO Centers in the Tampa, Florida and Kansas City, Kansas areas, and are working towards opening additional INVO Centers in key domestic and international markets. We have identified more than 20 markets in the U.S. alone as excellent potential locations for an INVO Center. As part of our efforts to expand our clinic activities, we have more recently identified opportunities to acquire existing profitable fertility practices. Although these established practices provide conventional IVF, we believe they represent an opportunity to integrate the INVOcell technology and thereby enhance the available treatment options for patients and further expand the overall business level. As such, we intend to selectively pursue potential acquisitions as part of our strategy, which we believe compliments our efforts to build new practices and allows us to scale up our overall operations more quickly. To this end, we signed a non-binding letter of intent to acquire one such clinic.

With respect to our distribution efforts, we re-assumed control of the U.S. market upon the termination of the Ferring Agreement in the first quarter of 2022. We have since sold INVOcell directly to the existing, established fertility clinics in the U.S. market, rather than naming a new distributor. During the quarter ended September 30, 2022, we received several orders from existing IVF clinics that had previously trained on implementing the IVC procedure within their practices. To support these efforts, we added sales resources during the first quarter of 2022 and believe we will experience growing revenue from these activities going forward. This revenue is also anticipated to be more consistent from quarter to quarter, as opposed to the sporadic orders placed by Ferring over the past several years.

From a market strategy perspective, our commercialization efforts will continue to focus on the substantial, underserved patient population and on expanding access to advanced fertility treatments. We believe our solutions can help address the key challenges of affordability and capacity to provide care to the vast number of patients that go untreated every year. This represents the major opportunity for INVOcell and the IVC procedure it enables. Despite the COVID pandemic, the fertility industry continues to expand, and we believe our growing volume of partners (both distributors and JV INVO Centers) affords us strong forward-looking opportunities. We believe our INVO Center approach adds much needed capacity and affordability and aligns with our key mission to open access to care to the underserved, and that our acquisition strategy will allow us to accelerate our growth plans and help expand the use of INVOcell.

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

Comparison of the Three Months Ended September 30, 2022, and 2021

Revenue

Revenue for the three months ended September 30, 2022, was approximately $235 thousand compared to approximately $219 thousand for the three months ended September 30, 2021. Of the $235 thousand in revenue for the first three months of 2022, approximately $176 thousand was related to clinic revenue from the consolidated Georgia JV. The increase of approximately $16 thousand, or approximately 8%, was primarily related to increased revenue from the Georgia JV and increased product sales to U.S. IVF clinics which was partially offset by the change in license revenue.

Gross Profit

Gross profit for the three months ended September 30, 2022, was approximately $126 thousand compared to approximately $198 thousand for the three months ended September 30, 2021. Gross margins were approximately 54% and 91% for the three months ended September 30, 2022, and 2021, respectively. The decrease in gross margin reflects both the lack of Ferring license revenue in the second quarter of 2022 compared to the same period in 2021, as well as consolidated INVO Center cost of goods sold expenses due to increased cycle volume.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2022, were approximately $2.5 million compared to approximately $2.4 million for the three months ended September 30, 2021. The increase of approximately $0.1 million, or approximately 2%, was primarily the result of increased personnel expenses. Non-cash, stock-based compensation expense in the period was $0.5 million, compared to $0.5 million for the same period in the prior year.

Research and Development Expenses

We began to fund additional research and development (“R&D”) efforts in 2020 as part of our 5-day label expansion efforts. R&D expenses were approximately $0.2 million and $0.06 million for the three months ended September 30, 2022, and September 30, 2021, respectively.

Loss from equity investment

Loss from equity investments for the three months ended September 30, 2022, was approximately $0.02 million compared to $0.1 for the three months ended September 30, 2021. The decrease in loss is due to an increase in revenue in the equity method JV’s and a decrease in expenses associated with onetime startup costs.

Other income

Other income was $0 for the three months ended September 30, 2022, compared to approximately $0 for the three months ended September 30, 2021.

Interest Expense and Financing Fees

Interest expense and financing fees were approximately $2 thousand for the three months ended September 30, 2022, compared to approximately $93 thousand for the three months ended September 30, 2021. The expense in 2021 was primarily non-cash and due to the debt discount, debt issuance cost and interest from convertible notes which have now been fully amortized.

Comparison of the Nine Months Ended September 30, 2022, and 2021

Revenue

Revenue for the nine months ended September 30, 2022, was approximately $0.5 million compared to approximately $1.1 million for the nine months ended September 30, 2021. Of the $0.5 million in revenue for the nine months ended September 30, 2022, $0.4 million was related to clinic revenue from the consolidated Georgia JV. The decrease of approximately $0.6 million, or approximately 51%, was related to a decrease in product sales versus a one-time bulk order from Ferring in the previous year that was made to meet calendar year 2020 minimum purchase commitments in the Ferring Agreement and the loss of Ferring licensing revenue compared to the same period in 2021.

Gross Profit

Gross profit for the nine months ended September 30, 2022, was approximately $0.3 million compared to approximately $1 million for the nine months ended September 30, 2021. Gross margins were approximately 54% and 91% for the nine months ended September 30, 2022, and 2021, respectively. The decrease in gross margin reflects the lack of Ferring license revenue and one-time bulk order from Ferring in the first quarter of 2021 compared to the same period in 2022, as well as the inclusion of consolidated INVO Center cost of goods sold expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended September 30, 2022, were approximately $7.7 million compared to approximately $6.6 million for the nine months ended September 30, 2021. The increase of approximately $1.1 million, or approximately 17%, was primarily the result of increased personnel expenses and non-cash, stock-based compensation expense, which increased from $1.3 million last year to $1.8 million for the current quarter.

Research and Development Expenses

R&D expenses were approximately $0.5 million and $0.2 million for the nine months ended September 30, 2022, and September 30, 2021, respectively.

Loss from equity investment

Loss from equity investments for the nine months ended September 30, 2022, was approximately $0.2 million compared to $0.1 for the nine months ended September 30, 2021. The increase in loss was due to the Alabama and Mexico joint venture clinics being operational only for part of 2021.

Other income

Other income was $0 for the nine months ended September 30, 2022, compared to approximately $159 thousand for the nine months ended September 30, 2021. The decrease was the result of the extinguishment of our Paycheck Protection Program note and related interest being forgiven in 2021.

Interest Expense and Financing Fees

Interest expense and financing fees were approximately $3 thousand for the nine months ended September 30, 2022, compared to approximately $1.0 million for the nine months ended September 30, 2021. The expense in 2021 was primarily non-cash and due to the debt discount, debt issuance cost and interest from convertible notes which have now been fully amortized.

Liquidity and Capital Resources

For the nine months ended September 30, 2022, and 2021, we had net losses of approximately $8.1 million and $6.5 million, respectively, and an accumulated deficit of approximately $47 million as of September 30, 2022. Approximately $2.3 million of the net loss was related to non-cash expenses for the nine months ended September 30, 2022, compared to $2.8 million for the nine months ended September 30, 2021. We had negative working capital of approximately $0.7 million as of September 30, 2022, compared to positive working capital of approximately $5.1 million as of December 31, 2021. As of September 30, 2022, our stockholder’s equity was approximately $1.3 million compared to approximately $7.3 million as of December 31, 2021.

We have been dependent on raising capital from debt and equity financings to meet our needs for cash required to fund our operating expenses and investing activities. During the first nine months of 2021, we converted approximately $1.2 million of outstanding debt to equity and received approximately $0.4 million of proceeds from unit purchase option and warrant exercises. During the first nine months of 2022, we received proceeds of approximately $0.3 million for the sale of our common stock. Our current plan includes opening additional INVO Centers over the next 12 months. Until we can generate a sufficient amount of cash from operations and to the extent additional funds are necessary to meet our longer-term liquidity needs and to execute our business strategy, we will need to raise additional funding, as in the past, by way of debt and/or equity financings. Such additional funding may not be available on reasonable terms, if at all.

Although our audited financial statements for the year ended December 31, 2021 were prepared under the assumption that we would continue operations as a going concern, the report of our independent registered public accounting firm that accompanies our financial statements for the year ended December 31, 2021 contains a going concern qualification in which such firm expressed substantial doubt about our ability to continue as a going concern, based on the financial statements at that time. Specifically, as noted above, we have incurred significant operating losses and we expect to continue to incur significant expenses and operating losses as we continue to ramp up the commercialization of INVOcell and develop new INVO Centers. These prior losses and expected future losses have had, and will continue to have, an adverse effect on our financial condition. If we cannot continue as a going concern, our stockholders would likely lose most or all of their investment in us.

Cash Flows

The following table shows a summary of our cash flows for the nine months ended September 30, 2022 and 2021:

	2022	2021
Cash (used in) provided by:
Operating activities	(5,599,174)	(4,518,808)
Investing activities	(89,800)	(1,235,673)
Financing activities	289,800	369,840

Cash Flows from Operating Activities

As of September 30, 2022, we had approximately $0.3 million in cash compared to approximately $4.7 million as of September 30, 2021. Net cash used in operating activities for the first nine months of 2022, was approximately $5.6 million, compared to approximately $4.5 million for the same period in 2021. The increase in net cash used in operations was primarily due to the increase in net loss.

Cash Flows from Investing Activities

During the nine months ended September 30, 2022, cash used in investing activities of $0.1 million was primarily related to a loss on equity method for the JVs, payments to acquire property, plants, and equipment, as well as additional trademarks. During the nine months ended September 30, 2021, cash used in investing activities of approximately $1.2 million was related to notes receivable and payments to acquire property, plant, and equipment.

Cash Flows from Financing Activities

During the nine months ended September 30, 2022, cash provided by financing activities of approximately $0.3 million was primarily related to the sale of common stock. During the nine months ended September 30, 2021, cash provided by financing activities of approximately $0.4 million related to the exercise of unit purchase options and warrants.

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

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2022, the end of the fiscal period covered by this Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2022.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Risk factors that affect our business and financial results are discussed in Part I, Item 1A “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2021 (“Annual Report”) as filed with the SEC on March 31, 2022, as amended. There have been no material changes in our risk factors from those previously disclosed in our Annual Report. You should carefully consider the risks described in our Annual Report, which could materially affect our business, financial condition or future results. The risks described in our Annual Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results. If any of the risks actually occur, our business, financial condition, and/or results of operations could be negatively affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

In October and November 2022, we received $0.35 million through the issuance of demand notes from a related party, JAG Multi Investments LLC (“JAG”). Our CFO is a beneficiary of JAG but does not have any control over JAG’s investment decisions with respect to the Company. If paid prior to December 31, 2022, the demand notes are interest free until December 31, 2022. For any amount that remains outstanding past December 31, 2022, 10% annual interest would accrue from the date of issuance. At maturity, we agreed to pay outstanding principal, a 10% financing fee and accrued interest, if any. The demand notes are callable with 10 days prior written notice, which may be delivered to us starting 30 days from issuance.

Item 6. Exhibits

Exhibit No.	Description

4.1*	Form of Demand Note

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 is formatted in Inline XBRL

* Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 14, 2022.

INVO Bioscience, Inc.

Date: November 14, 2022	By:	/s/ Steven Shum
Steven Shum, Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2022	By:	/s/ Andrea Goren
Andrea Goren, Chief Financial Officer
(Principal Financial and Accounting Officer)

