Form 10-K
period 2022-12-31
INVO Bioscience, Inc.
filed 2023-04-17
CIK 1417926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2022

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
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐ No ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. Yes ☐ No ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

The aggregate market value of the voting stock and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter ended June 30, 2022 was $7,763,391 based upon the closing price of the registrant’s common stock of $0.64 on the NASDAQ as of that date.

The number of shares outstanding of the registrant’s common stock, $0.0001 par value, as of April 17, 2023 was 13,971,283.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2023Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2022.

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

In this Annual Report on Form 10-K, INVO Bioscience, Inc. (INVO Bioscience, Inc., together with its subsidiaries, is referred to in this document as “we”, “us”, “INVO Bioscience”, “INVO,” or the “Company”), incorporates by reference certain information from parts of other documents filed with the Securities and Exchange Commission (“SEC”). The SEC allows us to disclose important information by referring to it in that manner. Please refer to all such information when reading this Annual Report on Form 10-K. All information is as of December 31, 2022, unless otherwise indicated. For a description of the risk factors affecting or applicable to our business, see “Risk Factors,” below.

The Company

We are a commercial-stage fertility company dedicated to expanding the assisted reproductive technology (“ART”) marketplace by making fertility care accessible and inclusive to people around the world. Our primary mission is to implement new medical technologies aimed at increasing the availability of affordable, high-quality, patient-centered fertility care. Our flagship product is INVOcell, a revolutionary medical device that allows fertilization and early embryo development to take place in vivo within the woman’s body. This treatment solution is the world’s first intravaginal culture technique for the incubation of oocytes and sperm during fertilization and early embryo development. This technique, designated as “IVC”, provides patients a more connected and intimate experience at a more affordable cost in comparison to in vitro fertilization (“IVF”), the other advanced ART treatment. The IVC procedure can deliver comparable results to IVF and is a significantly more effective treatment than intrauterine insemination (“IUI”). Our commercialization strategy is focused on the opening of dedicated “INVO Centers” offering the INVOcell and IVC procedure (with three centers in North America now operational) and the acquisition of existing IVF clinics, in addition to continuing to sell our technology solution into existing fertility clinics.

Recent Developments

January and March 2023 Convertible Note and Warrant Financings

In January and March 2023, we sold unsecured convertible notes of the Company in the aggregate original principal amount of $410,000 (the “Convertible Notes”) with a fixed conversion prices of $0.50 (for the $275,000 of January 2023 Notes) and $0.60 (for the $135,000 of March 2023 Notes) and (ii) 5-year warrants (the “Note Warrants”) to purchase 387,500 shares of the Company’s common stock at an exercise price of $1.00 (subject to adjustments) (the “Note and Warrant Private Placement”). The proceeds were used for working capital and general corporate purposes.

Interest on the Convertible Notes accrues at a rate of ten percent (10%) per annum and is payable at the holder’s option either in cash or in shares of the Company’s common stock at the conversion price set forth in the Convertible Notes on December 31, 2023, unless converted earlier.

All amounts due under the Convertible Notes are convertible at any time after the issuance date, in whole or in part (subject to rounding for fractional shares), at the option of the holders into the Company’s common stock at a fixed conversion price for the Notes as described above.

Upon any issuance by the Company of any of its equity securities in an underwritten offering, including Common Stock, for cash consideration, indebtedness or a combination thereof after the date hereof (a “Subsequent Equity Financing”), each holder shall have the option to convert the outstanding principal and accrued but unpaid interest of its Convertible Note into the number of fully paid and non-assessable shares of securities issued in the Subsequent Equity Financing equal to the product of unpaid principal, together with the balance of unpaid and accrued interest and other amounts payable hereunder, divided by the price per share paid by the investors in the Subsequent Equity Financing multiplied by 80%, provided however, that any conversion shall only be allowed if the Subsequent Equity Financing conversion price is equal to or greater than the Minimum Price (as defined in the Convertible Notes) including an appropriate allocation any warrants offered.

A Convertible Note may not be converted and shares of common stock may not be issued under the Convertible Notes if, after giving effect to the conversion or issuance, the holder together with its affiliates would beneficially own in excess of 9.99% of the Company’s outstanding ordinary shares.

The Company may prepay the Convertible Notes at any time in whole or in part by paying a s sum of money equal to 100% of the principal amount to be redeemed, together with accrued and unpaid interest.

The Company entered into a registration rights agreement with the holders of and of even date with the Convertible Notes (the “Note RRA”). Pursuant to the terms of Note RRA, if the Company determines to register any of its securities, either for its own account or the account of a security holder or holders, other than (i) a registration relating solely to employee benefit plans on Form S-8 (or any successor form) or (ii) a registration relating solely to a Commission Rule 145 transaction on Form S-4 (or any successor form), the Company will include in such registration, and in any underwriting involved therein, the shares underlying the Convertible Notes and Note Warrants delivered pursuant to the Note and Warrant Purchase Agreements, subject to, in the case of an underwritten registration, the discretion of the managing underwriter to reduce any or all piggyback registration shares if in its good faith judgment such inclusion would affect the successful marketing of the underwritten offering.

February 2023 Convertible Debentures

On February 3, and February 17, 2023, the Company entered into securities purchase agreements (the “February Purchase Agreements”) with accredited investors (the “February Investors”) for the purchase of (i) convertible debentures of the Company in the aggregate original principal amount of $500,000 (the “February Debentures”) for a purchase price of $450,000, (ii) warrants (the “February Warrant”) to purchase 250,000 shares (the “February Warrant Shares”) of the Company’s common stock par value $0.0001 per share (“Common Stock”) at an exercise price of $0.75 per share, and (iii) 83,333 shares of Common Stock (the “February Commitment Shares”) issued as an inducement for issuing the Debentures. The proceeds, net of placement agent and legal fees, are being used for working capital and general corporate purposes.

Pursuant to the February Debentures, interest on the February Debentures accrues at a rate of eight percent (8%) per annum and is payable at maturity, one year from the date of the February Debentures.

All amounts due under the February Debentures are convertible at any time after the issuance date, in whole or in part, at the option of the February Investors into Common Stock at an initial price of $0.52 per share. This conversion price is subject to adjustment for stock splits, combinations or similar events and anti-dilution provisions, among other adjustments and is subject to a floor price.

The Company may prepay the February Debentures at any time in whole or in part by paying a sum of money equal to 105% of the principal amount to be redeemed, together with accrued and unpaid interest.

While any portion of each February Debenture remains outstanding, if the Company receives cash proceeds of more than $2,000,000 (the “Minimum Threshold”) in the aggregate from any source or series of related or unrelated sources, the February Investors shall have the right in their sole discretion to require the Company to immediately apply up to 50% of all proceeds received by the Company above the Minimum Threshold to repay the outstanding amounts owed under the February Debentures.

The Company entered into a Registration Rights Agreement (the “February RRA”) with the February Investor that signed its purchase agreement on February 3, 2023 (the “Feb 3 Investor”). Pursuant to the terms of February RRA, the Company has agreed to file with the SEC an initial registration statement on Form S-3 (or Form S-1 if S-3 is not available) covering the resale of all of the securities acquired by the Feb 3 Investor under its February Purchase Agreement. The filing of such initial registration statement is to occur within 90 days of February 3, 2023.

On March 31, 2023, having received notice from the February Investor that signed its purchase agreement on February 17, 2023 (the “Feb 17 Investor”) requesting repayment of its February Debenture, the Company paid the Feb 17 Investor $170,000, including interest and the prepayment premium. After such payment, the principal due the Feb 17 Investor under its debenture was reduced from $200,000 to $39,849.

On April 3, 2023, having received notice from the Feb 3 Investor requesting repayment of its February Debenture, the Company paid the Feb 3 Investor $213,879, including interest and the prepayment premium. After such payment, the principal due the Feb 3 Investor under its debenture was reduced from $300,000 to $100,000.

February 2023 Equity Purchase Agreement

On February 3, 2023, the Company entered into an equity purchase agreement (the “ELOC”) and registration rights agreement (the “ELOC RRA”) with the Feb 3 Investor pursuant to which the Company has the right, but not the obligation, to direct the Feb 3 Investor to purchase up to $10.0 million (the “Maximum Commitment Amount”) of shares of Common Stock, in multiple tranches. Further, under the ELOC and subject to the Maximum Commitment Amount, the Company has the right, but not the obligation, to submit notices to the Feb 3 Investor to purchase shares of Common Stock (i) in a minimum amount of not less than $25,000 and (ii) in a maximum amount of up to the lesser of (a) $750,000 or (b) 200% of the Company’s average daily trading value of the Common Stock.

Also on February 3, 2023, the Company issued to the Feb 3 Investor 150,000 shares of Common Stock for its commitment to enter into the ELOC.

The obligation of the Feb 3 Investor to purchase shares of Common Stock pursuant to the ELOC ends on the earlier of (i) the date on which the purchases under the ELOC equal the Maximum Commitment Amount, (ii) 24 months after the date of the ELOC (February 3, 2025), (iii) written notice of termination by the Company, (iv) the date that the ELOC RRA is no longer effective after its initial effective date, or (v) the date that the Company commences a voluntary case or any person or entity commences a proceeding against the Company pursuant to or within the meaning of federal or state bankruptcy law, a custodian is appointed for the Company or for all or substantially all of its property, or the Company makes a general assignment for the benefit of its creditors (the “Commitment Period”).

During the Commitment Period, the price that Feb 3 Investor will pay to purchase the shares of Common Stock that it is obligated to purchase under the ELOC shall be 97% of the “market price,” which is defined as the lesser of (i) the lowest closing price of our Common Stock during the 7 trading day-period following the clearance date associated with the applicable put notice from the Company or (ii) the lowest closing bid price of the Common Stock on the principal trading market for the Common Stock (currently, the Nasdaq Capital Market) on the trading day immediately preceding a put date.

Execution of Definitive Agreements to Acquire the Wisconsin Fertility Institute

On March 16, 2023, INVO, through Wood Violet Fertility LLC, a Delaware limited liability company (“Wood Violet”) and wholly owned subsidiary of INVO Centers LLC, a Delaware company (“INVO CTR”) wholly-owned by INVO, entered into binding purchase agreements to acquire Wisconsin Fertility Institute (“Wisconsin Fertility”) for a combined purchase price of $10 million.

The purchase price is payable in four installments of $2.5 million each (which payments may be offset by assumption of certain Wisconsin Fertility liabilities, payable at closing and on each of the subsequent three anniversaries of closing. The sellers have the option to take all or a portion of the final three installments in shares of INVO common stock valued at $6.25, $9.09, and $14.29, for the second, third, and final installments, respectively.

Wisconsin Fertility is comprised of (a) a medical practice, Wisconsin Fertility and Reproductive Surgery Associates, S.C., a Wisconsin professional service corporation d/b/a Wisconsin Fertility Institute (“WFRSA”), and (b) a laboratory services company, Fertility Labs of Wisconsin, LLC, a Wisconsin limited liability company (“FLOW”). WFRSA owns, operates and manages the Clinic’s fertility practice that provides direct treatment to patients focused on fertility, gynecology and obstetrics care and surgical procedures, and employs physicians and other healthcare providers to deliver such services and procedures. FLOW provides WFRSA with related laboratory services.

March 2023 Registered Direct Offering

On March 23, 2023, INVO entered into a securities purchase agreement (the “March Purchase Agreement”) with a certain institutional investor, pursuant to which the Company agreed to issue and sell to such investor (i) in a registered direct offering, 1,380,000 shares (the “March Shares”) of Common Stock, and pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to 2,300,000 shares of Common Stock, at an exercise price of $0.01 per share, and (ii) in a concurrent private placement, common stock purchase warrants (the “March Warrants”), exercisable for an aggregate of up to 5,520,000 shares of Common Stock, at an exercise price of $0.63 per share. The securities to be issued in the registered direct offering (priced at the marked under Nasdaq rules) were offered pursuant to the Company’s shelf registration statement on Form S-3 (File 333-255096) (the “Shelf Registration Statement”), initially filed by the Company with the SEC under the Securities Act of 1933, as amended (the “Securities Act”), on April 7, 2021 and declared effective on April 16, 2021. The Pre-Funded Warrants are exercisable upon issuance and will remain exercisable until all of the Pre-Funded Warrants are exercised in full.

The March Warrants (and the shares of Common Stock issuable upon the exercise of the Private Warrants) were not registered under the Securities Act and were offered pursuant to an exemption from the registration requirements of the Securities Act provided in Section 4(a)(2) of the Securities Act and Rule 506(b) promulgated thereunder. The March Warrants are immediately exercisable upon issuance, will expire eight years from the date of issuance, and in certain circumstances may be exercised on a cashless basis.

On March 27, 2023, the Company closed the offering, raising gross proceeds of approximately $3 million before deducting placement agent fees and other offering expenses payable by the Company. In the event that all March Warrants are exercised for cash, the Company would receive additional gross proceeds of approximately $3.5 million. Under the March Purchase Agreement, the Company may use a portion of the net proceeds of the offering to (a) repay February Debentures, and (b) to pay the down payment for Wisconsin Fertility acquisition. The remainder of the net proceeds will be used for working capital, capital expenditures, and other general corporate purposes.

Under the March Purchase Agreement, the Company is required within 30 days of the closing date of the offering to file a registration statement on Form S-1 (the “Resale Registration Statement”) registering the resale of the shares of Common Stock issuable upon the exercise of the March Warrants. The Company is required to use commercially reasonable efforts to cause such registration to become effective within 75 days of the closing date of the offering (or 120 days if the registration statement is subject to a full-review by the SEC), and to keep such registration statement effective at all times until no March Warrants remain outstanding.

In addition, pursuant to certain “lock-up” agreements, our officers and directors have agreed, for a period of 180 days from the date of the offering, not to engage in any of the following, whether directly or indirectly, without the consent of the March Purchase Agreement investor: offer to sell, sell, contract to sell pledge, grant, lend, or otherwise transfer or dispose of our common stock or any securities convertible into or exercisable or exchangeable for Common Stock (the “Lock-Up Securities”); enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of the Lock-Up Securities; make any demand for or exercise any right or cause to be filed a registration statement, including any amendments thereto, with respect to the registration of any Lock-Up Securities; enter into any transaction, swap, hedge, or other arrangement relating to any Lock-Up Securities subject to customary exceptions; or publicly disclose the intention to do any of the foregoing.

Notices from Nasdaq of Failure to Satisfy Continued Listing Rules.

Notice Regarding Non-Compliance with Minimum Stockholders’ Equity

On November 23, 2022, we received notice (the “Stockholders’ Equity Notice”) from The Nasdaq Stock Market LLC (“Nasdaq”) advising us that we were not in compliance with the minimum stockholders’ equity requirement for continued listing on The Nasdaq Capital Market. Nasdaq Listing Rule 5550(b)(1) requires companies listed on The Nasdaq Capital Market to maintain stockholders’ equity of at least $2,500,000 (the “Stockholders’ Equity Requirement). In our Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, we reported stockholders’ equity of $1,287,224, which is below the Stockholders’ Equity Requirement for continued listing. Additionally, as of the date of the Notice, we did not meet either of the alternative Nasdaq continued listing standards under the Nasdaq Listing Rules, market value of listed securities of at least $35 million, or net income of $500,000 from continuing operations in the most recently completed fiscal year, or in two of the three most recently completed fiscal years.

The Notice has no immediate effect on the listing of our common stock and our common stock continues to trade on The Nasdaq Capital Market under the symbol “INVO” subject to our compliance with the other continued listing requirements.

Pursuant to the Notice, Nasdaq gave us 45 calendar days, or until January 7, 2023, to submit to Nasdaq a plan to regain compliance. If our plan is accepted, Nasdaq may grant an extension of up to 180 calendar days from the date of the Notice to evidence compliance.

On January 18, 2023, we received a letter from Nasdaq under which it stated that based on our submission that Nasdaq has determined to grant us an extension of time to regain compliance with Nasdaq Listing Rule 5550(b) until May 22, 2023. We must furnish to the SEC and Nasdaq a publicly available report (e.g. a Form 8-K) which report, among other things, includes a description of the completed transaction or event that enabled us to satisfy the stockholders’ equity requirement for continued listing After filing the publicly available report described above, if we fail to evidence compliance upon filing its periodic report for the June 30, 2023, with the SEC and Nasdaq, we may be subject to delisting. In the event we do not satisfy these terms, Nasdaq will provide written notification that its securities will be delisted. At that time, we may appeal Nasdaq’s determination to a Hearings Panel.

Notice Regarding Failure to Maintain Minimum Bid Price

On January 11, 2023, we received a letter from the staff (the “Staff”) of Nasdaq listing qualifications group indicating that, based upon the closing bid price of our common stock for the last 30 consecutive business days, we were not in compliance with the requirement to maintain a minimum bid price of $1.00 per share for continued listing under Nasdaq Listing Rule 5550(a)(2).

The notice has no immediate effect on the listing of our common stock, and our common stock will continue to trade on The Nasdaq Capital Market under the symbol “INVO.”

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have been provided an initial period of 180 calendar days, or until July 10, 2023, to regain compliance with the minimum bid price requirement. If at any time before July 10, 2023, the closing bid price of our common stock closes at or above $1.00 per share for a minimum of 10 consecutive business days, Nasdaq will provide written notification that we have achieved compliance with the minimum bid price requirement, and the matter would be resolved. If we do not regain compliance prior to July 10, 2023, then Nasdaq may grant us a second 180 calendar day period to regain compliance, provided we (i) meets the continued listing requirement for market value of publicly-held shares and all other initial listing standards for The Nasdaq Capital Market, other than the minimum closing bid price requirement, and (ii) notifies Nasdaq of its intent to cure the deficiency within such second 180 calendar day period, by effecting a reverse stock split, if necessary.

We will continue to monitor the closing bid price of our common stock and will consider implementing available options to regain compliance with the minimum bid price requirement under the Nasdaq Listing Rules. If we do not regain compliance with the minimum bid price requirement within the allotted compliance periods, we will receive a written notification from Nasdaq that its securities are subject to delisting. We would then be entitled to appeal that determination to a Nasdaq hearings panel. There can be no assurance that we will regain compliance during either compliance period, or maintain compliance with the other Nasdaq listing requirements.

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

Employees

As of December 31, 2022, we had fifteen full time and one part time employee. We also engage consultants to further support our operations.

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

In the United States, infertility, according to the American Society of Reproductive Medicine (2017), affects an estimated 10%-15% of the couples of childbearing-age. According to the Centers for Disease Control (“CDC”), there are approximately 6.7 million women with impaired fertility. Based on preliminary 2020 data from the CDC’s National ART Surveillance System, approximately 326,000 IVF cycles were performed at 449 IVF centers, leaving the U.S. with a large, underserved patient population, similar to most markets around the world.

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

The IVC procedure is currently being offered at several IVF clinics at a price range of $5,000 - $11,000 per cycle and from $4,500 to $7,000 at the existing INVO Centers, thereby making it more affordable than conventional IVF (which tends to average $12,000 to $17,000 per cycle or higher).

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

Sales and Marketing

Our approach to market is focused on identifying partners within targeted geographic regions that we believe can best support our efforts to expand access to advanced fertility treatment for the large number of underserved infertile people hoping to have a baby. We believe that the INVOcell-based IVC procedure is an effective and affordable treatment option that greatly reduces the need for more expensive IVF lab facilities and allows providers to pass on related savings to patients without compromising efficacy. We have been cleared to sell the INVOcell in the United States since November 2015 after receiving de novo class II clearance from the FDA. Our primary focus over the past two years has been on establishing INVO Centers in the U.S. and abroad to promote the INVOcell and the IVC procedure and acquiring existing U.S.-based IVF clinics where we can integrate the INVOcell. While we continue selling the INVOcell directly to IVF clinics and via distributors and other partners around the world, we have transitioned INVO from being a medical device company to one that is mostly focused on providing fertility services.

Ferring

On November 12, 2018, we entered into a U.S. Distribution Agreement (the “Ferring Agreement”) with Ferring International Center S.A. (“Ferring”), which became effective on January 14, 2019. Pursuant to the Ferring Agreement, among other things, we granted Ferring an exclusive license in the United States to market, promote, distribute, and sell the INVOcell. Ferring was responsible, at its own cost, for all commercialization activities for in the United States. We retained a limited exception to the exclusive license granted to Ferring allowing us, subject to certain restrictions, to establish up to five INVO Centers in the United States, which as of March 2, 2021, was amended to seven centers. We retained all commercialization rights for the INVOcell outside of the United States.

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

The Ferring license was deemed to be a functional license that provides the counterparty with a “right to access” to our intellectual property during the subscription period and accordingly, revenue is recognized over a period of time, which is generally the subscription period. The likelihood of Ferring exercising its rights became remote at the time notice of termination was received, therefore INVO recognized the full remaining amount of the deferred revenue in the fourth quarter of fiscal year 2021. During the years ended December 31, 2022, and 2021, we recognized nil and $3.6 million of revenue related to the Ferring license agreement, respectively, and, as of December 31, 2022, we had no deferred revenue related to the Ferring Agreement.

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

The Alabama JV opened to patients on August 9, 2021.

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

The Georgia JV opened to patients on September 7, 2021.

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

The Mexico JV opened to patients on November 1, 2021.

North Macedonia JV Agreement

On November 23, 2020, we entered into a joint venture agreement with Ginekaliks Dooel (“Ginekaliks”), a limited liability company incorporated in the Republic of North Macedonia, to establish an exclusive joint venture to (i) commercialize, introduce, promote, and market technologies related to the INVOcell and IVC procedure in the Republic of North Macedonia, and (ii) establish an INVO Center. The joint venture will be co-managed and owned 50% by each of INVO and Ginekaliks. As of December 31, 2022, no joint venture entity had been formed.

Lyfe Medical Center I, LLC Partnership agreement

On April 9, 2021, we entered into a partnership agreement (the “Lyfe Agreement”) with Lyfe Medical Center I, LLC (“Lyfe”) in connection with Lyfe’s intention to establish an INVO Center in the Bay Area of California (the “Bay Area Clinic”). Pursuant to the Lyfe Agreement, we will provide embryology laboratory services in connection with the IVC procedure and other fertility-related treatments (the “Lab Services”) to be provided by Lyfe to its patients at the Bay Area Clinic. Under the terms of the Lyfe Agreement, we will receive 40% of the net income received by the Bay Area Clinic for the performance of the Lab Services. As of December 31, 2022, the Bay Area Clinic was not yet operational.

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

We completed a redesign of the INVOcell device as well as process improvements on the IVC procedure, which supported a new patent application that was filed on November 11, 2020 and is currently pending. We also filed a PCT (Patent Cooperation Treaty) application for the new U.S. application on January 18, 2021 to further expand patent protection in strategic locations across the globe, and, in the Spring of 2022, subsequently filed individual applications in the European Union, China, Japan, India and Mexico, which are currently pending.

Our portfolio of U.S. registered trademarks includes:

● Registration Nos. 6146631 and 3757982 for INVOCELL

● Registration No. 4009827 for INVO

● Registration No. 4009828 for INVO BIOSCIENCE

We also have pending U.S. applications to register the trademark Life Begins Within (App. No. 90803801).

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

Item 1A. Risk Factors

You should carefully consider the following risk factors, in addition to the other information in this report on Form 10-K, including the section of this report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes. If any of the events described in the following risk factors and the risks described elsewhere in this report on Form 10-K occurs, our business, operating results and financial condition could be seriously harmed. This report on Form 10-K also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described below and elsewhere in this report.

The following is a summary of certain important factors that may make an investment in our company speculative or risky. You should carefully consider the full risk factor disclosure set forth in Item 1A of this Annual Report, in addition to the other information herein, including the section of this report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes.

●	Our financial situation creates doubt whether we will continue as a going concern.
●	We will need to raise additional funding, which may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate operations.
●	Even if we can raise additional funding, we may be required to do so on terms that are dilutive to you.
●	Our potential acquisition of the Wisconsin Fertility Institute may not close.
●	We may not be able to successfully integrate the Wisconsin Fertility Institute into INVO Bioscience and achieve the benefits expected to result from the acquisition.
●	If we close our acquisition of the Wisconsin Fertility Institute and fail to make the required $7.5 million in additional payments, our business would be adversely affected.
●	We may incur debt financing to provide the cash proceeds necessary to acquire the Wisconsin Fertility Institute. If we were unable to service any such debt, our business would be adversely affected.
●	Our business has posted net operating losses, has a limited operating history, and needs additional capital to grow and finance its operations.
●	Our existing INVO Centers were established as joint ventures with medical partners. Future INVO Centers may also be established as joint ventures. These joint ventures will be important to our business. If we are unable to maintain any of these joint ventures, or if they are not successful, our business could be adversely affected.
●	Our business is subject to significant competition.
●	We are subject to risks associated with doing business globally.
●	We need to manage growth in operations, and we may not be successful in implementing our growth strategy.
●	Our products incorporate intellectual property rights developed by us that may be difficult to protect or may be found to infringe on the rights of others.
●	We may be forced to defend our intellectual property rights from infringement through expensive legal action.
●	We face potential liability as a provider of a medical device. These risks may be heightened in the area of artificial reproduction.
●	We may not be able to develop or continue our business if we fail to retain key personnel.
●	We are subject to significant domestic and international governmental regulations.
●	The FDA regulatory review process is expensive, time-consuming and uncertain, and the failure to obtain and maintain required regulatory clearances and approvals could prevent us from commercializing our products.
●	We are subject to continuing regulation by the FDA, and failure to comply may materially harm our business.
●	Our products are generally subject to regulatory requirements in foreign countries in which we sell those products. We will be required to expend significant resources to obtain regulatory approvals or clearances of our products, and there may be delays and uncertainty in obtaining those approvals or clearances.
●	If third-party payers do not provide adequate coverage and reimbursement for INVOcell and the IVC procedure, we may be unable to generate significant revenue.
●	We are subject to risks relating to federal and state healthcare fraud, waste, and abuse laws.
●	We are subject to requirements of the Health Insurance Portability and Accountability Act of 1996, the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH Act”), and related implementing regulations (together, “HIPAA”), and failure to comply, including through a breach of protected health information (“PHI”) could materially harm our business.
●	We have been notified by Nasdaq of our failure to comply with certain continued listing requirements and, if we are unable to regain compliance with all applicable continued listing requirements and standards of Nasdaq, our common stock could be delisted from Nasdaq. Additionally, if Nasdaq does not grant us an extension or if a favorable decision is not be obtained from a hearings panel, or the Panel, after the hearing, our common stock would be delisted from Nasdaq.
●	The significant number of common shares registered for resale pursuant to the registration statements described under Recent Developments in Item 1, could adversely affect the trading price of our common shares.
●	Our shares of common stock are thinly traded, and the price may not reflect our value; there can be no assurance that there will be an active market for our shares now or in the future.
●	We do not expect to pay any dividends to shareholders.
●	Our revenue and operating results could fluctuate significantly from quarter to quarter, which may cause our stock price to decline.
●	We may have difficulty raising the necessary capital to fund operations and the Wisconsin Fertility acquisition because of the thin market and market price volatility for our shares of common stock.
●	Shareholders may be diluted significantly through our efforts to obtain financing and from issuance of additional shares of our common stock, including such issuances of shares for services.
●	Failure to comply with internal control attestation requirements could lead to loss of public confidence in our consolidated financial statements and negatively impact our stock price.

Risks Related to our Financial Condition and our Need For Additional Capital

Our financial situation creates doubt whether we will continue as a going concern.

From the inception of our consolidated subsidiary BioXcell Inc. on January 5, 2007, through December 31, 2022, we had an accumulated net loss of $49.4 million. There can be no assurances that we will be able to achieve a level of revenues adequate to generate sufficient cash flow from operations or additional financing through private placements, public offerings and/or bank financing necessary to support our working capital requirements. To the extent that funds generated from any private placements, public offerings and/or bank financing are insufficient, we will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on acceptable terms. These conditions raise substantial doubt about our ability to continue as a going concern. If adequate working capital is not available, we may be forced to discontinue operations, which would cause investors to lose their entire investment.

We will need to raise additional funding, which may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate operations.

We do not expect that our current cash position will be sufficient to fund our current operations for the next 12 months and we do not have sufficient funds to consummate our acquisition of the Wisconsin Fertility Institute. Our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, government or other third-party funding or a combination of these approaches. Raising funds in the current economic environment may present additional challenges. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations.

Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. Moreover, the terms of any financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our shares to decline. The sale of additional equity or convertible securities may dilute our existing stockholders. The incurrence of indebtedness would result in increased fixed payment obligations, and we may be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. We could also be required to seek funds through arrangements with collaborative partners or otherwise at an earlier stage than otherwise would be desirable and we may be required to relinquish rights to some of our technologies or product candidates or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results and prospects.

If we are unable to obtain funding on a timely basis, we may be required to significantly curtail, delay or be unable to expand our operations or otherwise capitalize on our business opportunities, as desired, which could materially affect our business, financial condition and results of operations.

Even if we can raise additional funding, we may be required to do so on terms that are dilutive to you.

The capital markets have been unpredictable in the past for unprofitable companies such as ours. In addition, it is generally difficult for development stage companies to raise capital under current market conditions. The amount of capital that a company such as ours is able to raise often depends on variables that are beyond our control. As a result, we may not be able to secure financing on terms attractive to us, or at all. If we are able to consummate a financing arrangement, the amount raised may not be sufficient to meet our future needs. If adequate funds are not available on acceptable terms, or at all, our business, including our results of operations, financial condition and our continued viability will be materially adversely affected.

Risks Related to the Proposed Acquisition of the Wisconsin Fertility Institute

Our potential acquisition of the Wisconsin Fertility Institute may not close.

On March 16, 2023, we signed definitive acquisition agreements to acquire Wisconsin Fertility. This transaction is subject to certain customary closing conditions, as well as an initial cash payment of approximately $2.5 million less certain assumed liabilities and a holdback. We have not currently secured sufficient funds to make the initial closing payment which may impact our ability to close the transaction. In the event that we are unable to consummate our acquisition of Wisconsin Fertility, it will have a material adverse effect on our business, financial condition and results of operation.

We may not be able to successfully integrate Wisconsin Fertility into INVO and achieve the benefits expected to result from the acquisition.

The proposed acquisition of Wisconsin Fertility may present challenges to management, including the integration of the operations, and personnel of INVO and Wisconsin Fertility and special risks, including possible unanticipated liabilities, unanticipated integration costs and diversion of management attention.

We cannot assure you that we will successfully integrate or profitably manage Wisconsin Fertility’s businesses. Even if we are able to integrate and profitably manage Wisconsin Fertility’s business, we cannot assure you that, following the transaction, our business will achieve sales levels, profitability, efficiencies or synergies that justify the acquisition or that the acquisition will result in increased earnings for us in any future period.

If we close our acquisition of Wisconsin Fertility and fail to make the required $7.5 million in additional payments, our business would be adversely affected.

Following closing of our pending acquisition of Wisconsin Fertility, if consummated, we would be required to make additional payments of approximately $7.5 million, which payments are secured the sellers having a lien on the assets purchased to acquire Wisconsin Fertility. If we default on our additional payment obligations to the sellers of Wisconsin Fertility, such sellers could exercise their rights and remedies under acquisition agreements, which could include seizing the assets sold to us to acquire Wisconsin Fertility. Any such action would have a material adverse effect on our business and prospects.

We may incur debt financing to provide the cash proceeds necessary to acquire Wisconsin Fertility. If we were unable to service any such debt, our business would be adversely affected.

In order to finance our proposed acquisition of Wisconsin Fertility, we may look to secure debt financing. Any such debt financing would likely require us to pledge all or substantially all of our assets as collateral. If we were unable to satisfy any such debt obligation or fail to pay such debt obligations in a timely fashion, we would be in default under such debt financing agreement and such lender could exercise its rights and remedies under such debt financing agreements, which could include seizing all of our assets. Any such action would have a material adverse effect on our business and prospects.

Risks Relating to Our Business

Our business has posted net operating losses, has a limited operating history, and needs additional capital to grow and finance its operations.

From the inception of our consolidated subsidiary BioXcell Inc. on January 5, 2007, through December 31, 2022, we had an accumulated net loss of $49.4 million. We have a limited operating history and are essentially an early-stage operation. We will continue to be dependent on having access to additional new capital or generating positive operating cash flow primarily through increased device sales and the development of our INVO Centers in order to finance the growth of our operations. Continued net operating losses together with limited working capital make investing in our common stock a high-risk proposal. Our limited operating history may make it difficult for management to provide effective insight into future activities, marketing costs, and customer acquisition and retention. This could lead to INVO missing targets for the achievement of profitability, which could negatively affect the value of your investment.

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

In order to maximize potential growth in our current and potential markets, we may need to expand the scope of our services in the medical device/bioscience industry. We continue to seek additional market strategies to increase the adoption of INVOcell, including the establishment of stand-alone INVO Centers, IVF clinic acquisitions and our efforts to bring the INVOCell and IVC procedure into the existing OB/GYN infrastructure. Such expansion will place a significant strain on our management, operational and sales systems. As a result, we plan to continue to improve our INVOcell technology, operating procedures and management information systems. We will also need to effectively train, motivate and manage our employees. Our failure to manage our growth could disrupt our operations and ultimately prevent us from generating revenues at the levels we expect.

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

Expanding our business requires increasing the number of persons engaged in activities for the sale, marketing, administration and delivery of our products as well as clinical training personnel for proper IVC procedure training. Our ability to attract and hire personnel to fulfil these efforts is dependent on our ability to attract and retain potential employees with the proper background and training matching the skills required for the positions. In addition, we may not be able to attract personnel who will be able to successfully implement our business operations and growth strategy in the manner that we currently anticipate.

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

Any of these factors could have a material adverse effect on our business, results of operations and financial condition. From 2011 through 2022, we sold products in certain international markets mainly through independent distributors, and we anticipate maintaining a similar sales strategy along with our recent joint venture activity for the foreseeable future. In the event a distributor fails to meet annual sales goals, we may be required to obtain a replacement distributor, which may be costly and difficult to identify. Additionally, a change in our distributors may increase costs, and create a substantial disruption in our operations resulting loss of revenue.

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

We are pursuing the expansion of our label, and corresponding 510(k) submission utilizing real-market usage (retrospective) data, to expand the INVOcell incubation period from 3 days to 5 days. We may also conduct an additional prospective clinical trial related to such label expansion. While we anticipate positive outcomes of these efforts, an unsuccessful trial or insufficient retrospective data could adversely impact our ability to receive FDA clearance for the particular indication related to 5-day incubation and impact our ability to expand our marketing efforts.

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

If third-party payers do not provide adequate coverage and reimbursement for INVOcell and the IVC procedure, we may be unable to generate significant revenue.

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

Risks Related to Our Common Stock

We have been notified by Nasdaq of our failure to comply with certain continued listing requirements and, if we are unable to regain compliance with all applicable continued listing requirements and standards of Nasdaq, our common stock could be delisted from Nasdaq. Additionally, if Nasdaq does not grant us an extension or if a favorable decision is not be obtained from a hearings panel, or the Panel, after the hearing, our common stock would be delisted from Nasdaq.

Our common stock is currently listed on Nasdaq. In order to maintain that listing, we must satisfy minimum financial and other continued listing requirements and standards, including those regarding director independence and independent committee requirements, minimum stockholders’ equity, minimum share price, and certain corporate governance requirements.

On November 23, 2022, we received notice (the “Stockholders’ Equity Notice”) from The Nasdaq Stock Market LLC (“Nasdaq”) advising us that we were not in compliance with the minimum stockholders’ equity requirement for continued listing on The Nasdaq Capital Market. Nasdaq Listing Rule 5550(b)(1) requires companies listed on The Nasdaq Capital Market to maintain stockholders’ equity of at least $2,500,000 (the “Stockholders’ Equity Requirement). In our Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, we reported stockholders’ equity of $1,287,224, which is below the Stockholders’ Equity Requirement for continued listing. Additionally, as of the date of the Notice, we did not meet either of the alternative Nasdaq continued listing standards under the Nasdaq Listing Rules, market value of listed securities of at least $35 million, or net income of $500,000 from continuing operations in the most recently completed fiscal year, or in two of the three most recently completed fiscal years.

The Notice has no immediate effect on the listing of our common stock and our common stock continues to trade on The Nasdaq Capital Market under the symbol “INVO” subject to our compliance with the other continued listing requirements.

Pursuant to the Stockholders’ Equity Notice, Nasdaq gave us 45 calendar days, or until January 7, 2023, to submit to Nasdaq a plan to regain compliance. If our plan is accepted, Nasdaq may grant an extension of up to 180 calendar days from the date of the Notice to evidence compliance.

On January 18, 2023, we received a letter from Nasdaq under which it stated that based on our submission that Nasdaq has determined to grant us an extension of time to regain compliance with Nasdaq Listing Rule 5550(b) until May 22, 2023. We must furnish to the SEC and Nasdaq a publicly available report (e.g. a Form 8-K) which report, among other things, includes a description of the completed transaction or event that enabled us to satisfy the stockholders’ equity requirement for continued listing After filing the publicly available report described above, if we fail to evidence compliance upon filing its periodic report for the June 30, 2023, with the SEC and Nasdaq, the Company may be subject to delisting. In the event we do not satisfy these terms, Nasdaq will provide written notification that its securities will be delisted. At that time, the Company may appeal Nasdaq’s determination to a Hearings Panel.

In addition, on January 11, 2023, we received a letter from the staff (the “Staff”) of Nasdaq listing qualifications group indicating that, based upon the closing bid price of our common stock for the last 30 consecutive business days, we were not in compliance with the requirement to maintain a minimum bid price of $1.00 per share for continued listing under Nasdaq Listing Rule 5550(a)(2).

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have been provided an initial period of 180 calendar days, or until July 10, 2023, to regain compliance with the minimum bid price requirement. If at any time before July 10, 2023, the closing bid price of our common stock closes at or above $1.00 per share for a minimum of 10 consecutive business days, Nasdaq will provide written notification that we have achieved compliance with the minimum bid price requirement, and the matter would be resolved. If we do not regain compliance prior to July 10, 2023, then Nasdaq may grant us a second 180 calendar day period to regain compliance, provided we (i) meets the continued listing requirement for market value of publicly-held shares and all other initial listing standards for The Nasdaq Capital Market, other than the minimum closing bid price requirement, and (ii) notifies Nasdaq of its intent to cure the deficiency within such second 180 calendar day period, by effecting a reverse stock split, if necessary.

We will continue to monitor the closing bid price of our common stock and will consider implementing available options to regain compliance with the minimum bid price requirement under the Nasdaq Listing Rules. If we do not regain compliance with the minimum bid price requirement within the allotted compliance periods, we will receive a written notification from Nasdaq that its securities are subject to delisting. We would then be entitled to appeal that determination to a Nasdaq hearings panel. There can be no assurance that we will regain compliance during either compliance period or maintain compliance with the other Nasdaq listing requirements.

In the event that our common stock is delisted from Nasdaq, as a result of our failure to comply with either the Stockholders’ Equity Requirement or the Minimum Bid Price Requirement, or as a result of Nasdaq not granting us an extension or the Panel not granting us a favorable decision, or due to our failure to continue to comply with any other requirement for continued listing on Nasdaq, and is not eligible for listing on another exchange, trading in the shares of our common stock could be conducted in the over-the-counter market or on an electronic bulletin board established for unlisted securities such as the Pink Sheets or the OTC Bulletin Board. In such event, it could become more difficult to dispose of, or obtain accurate price quotations for, our common stock, and it would likely be more difficult to obtain coverage by securities analysts and the news media, which could cause the price of our common stock to decline further. Also, it may be difficult for us to raise additional capital if we are not listed on a national exchange.

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

Our management and board of directors own approximately 11% of our issued and outstanding shares of common stock. By virtue of such holdings, they have the ability to exercise influence over our business and affairs, including matters requiring approval by our stockholders including but not limited to the following actions:

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

We may have difficulty raising the necessary capital to fund operations and the Wisconsin Fertility acquisition because of the thin market and market price volatility for our shares of common stock.

Throughout 2022, there has been a thin market for our shares, and the market price for our shares has been volatile. In recent years, the securities markets in the U.S. and around the world have experienced a high level of price and volume volatility, and the market price of securities of many companies have experienced wide fluctuations that have not necessarily been related to the operations, performances, underlying asset values or prospects of such companies. For these reasons, we expect our shares of common stock may also be subject to volatility resulting from market forces over which we will have no control. The success of our products and services may be dependent upon our ability to obtain additional financing through debt and equity or other means. The thin market for our shares, and the volatility in the market price for our shares, may adversely affect our ability to raise needed additional capital.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to conduct an annual management assessment of the effectiveness of our internal controls over financial reporting. If we fail to timely develop our internal controls, and management is unable to make this assessment, or, once required, if the independent registered public accounting firm cannot timely attest to this assessment, we could be subject to regulatory sanctions. As a result, a loss of public confidence in our financial controls and the reliability of our consolidated financial statements may develop ultimately negatively impacting our stock price and our ability to raise additional capital when and as needed.

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

As of April 17, 2023, there were 13,971,283 shares of our common stock outstanding.

Information required with respect to Equity Compensation Plans in this Item 5 is included in Item 11 on page 44 of this report on Form 10-K.

Stockholders

As of April 17, 2023, there were approximately 183 stockholders of record of our common stock. However, we estimate that we have a significantly greater number of beneficial holders of our common stock because a number of shares are held of record by broker-dealers for their customers in street name.

Dividend Policy

We have never declared or paid a dividend on our common stock. We intend to retain future earnings (if any) to fund the development and growth of our business, rather than to pay them as dividends, for the foreseeable future.

Recent Sales of Unregistered Securities

None.

Purchase of Equity Securities

No repurchase of equity securities were made during the 2022 fiscal year.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a commercial-stage fertility company dedicated to expanding the assisted reproductive technology (“ART”) marketplace by making fertility care accessible and inclusive to people around the world. Our primary mission is to implement new medical technologies aimed at increasing the availability of affordable, high-quality, patient-centered fertility care. Our flagship product is INVOcell, a revolutionary medical device that allows fertilization and early embryo development to take place in vivo within the woman’s body. This treatment solution is the world’s first intravaginal culture technique for the incubation of oocytes and sperm during fertilization and early embryo development. This technique, designated as “IVC”, provides patients a more connected and intimate experience at a more affordable cost in comparison to in vitro fertilization (“IVF”), the other advanced ART treatment. The IVC procedure can deliver comparable results to IVF and is a significantly more effective treatment than intrauterine insemination (“IUI”). Our commercialization strategy is focused on the opening of dedicated “INVO Centers” offering the INVOcell and IVC procedure (with three centers in North America now operational) and the acquisition of existing IVF clinics, in addition to continuing to sell our technology solution into existing fertility clinics.

Unlike conventional IVF where the oocytes and sperm develop into embryos in an expensive laboratory incubator, the INVOcell allows fertilization and early embryo development to take place in the woman’s body. This allows for many benefits in the IVC procedure, including:

●	Eliminates expensive and time-consuming lab procedures, allowing clinics and doctors to increase patient capacity and reduce costs;
●	Provides a natural, stable incubation environment;
●	Offers a more personal, intimate experience in creating a baby; and
●	Reduces the risk of errors and wrong embryo transfers.

In both current utilization of the INVOcell, and in clinical studies, the IVC procedure has proven to have equivalent pregnancy success and live birth rates as IVF when comparing similar incubation periods.

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

To date, we have completed a series of important steps in the successful development and manufacturing of the INVOcell:

●	Manufacturing: we are ISO 13485:2016 certified and manage all aspects of production and manufacturing with qualified suppliers. Our key suppliers have been steadfast partners since our company first began and can provide us with virtually an unlimited capability to support our growth objectives, with all manufacturing performed in the New England region of the U.S..
●	Raw Materials: all raw materials utilized for the INVOcell are medical grade and commonly used in medical devices (e.g., medical grade silicone, medical grade plastic). Our principal molded component suppliers are well-established companies in the molding industry and are either ISO 13485 or ISO 9001 certified. The molded components are supplied to our contract manufacturer for assembly and packaging of the INVOcell system. The contract manufacturer is ISO 13485 certified, and U.S. Food & Drug Administration (“FDA”) registered.
●	CE Mark: INVO Bioscience received the CE Mark in October 2019. The CE Mark permits the sale of devices in Europe, Australia and other countries that recognize the CE Mark, subject to local registration requirements.

●	US Marketing Clearance: the safety and efficacy of the INVOcell has been demonstrated and cleared for marketing and use by the FDA in November 2015.
●	Clinical: we are actively seeking to expand the labeling on our device, the indication for use, to cover a day 5 incubation period, in addition to the currently approved use of day 3 incubation. This may be accomplished with a prospective clinical study, which we previously designed and had the Institutional Review Board (“IRB”) approve to evaluate the modified INVOcell system for effectiveness of achieving fertilization, implantation, embryo development, clinical pregnancy, and live birth after day 5 continuous vaginal incubation (clinicaltrials.gov identifier: NCT04246268). The objective of this study would be to assess the efficacy, safety, comfort and retention of the INVOcell with the retention device and demonstrate superior efficacy following day 5 vaginal incubation as compared to the current day 3 vaginal incubation indication. As a result of the COVID-19 pandemic, we elected to place the trial on hold, but expect to move it forward with some improved design parameters this year. In the meantime, and as a result of available retrospective, real-market usage (day 5) data, we initiated an effort to pursue a 510(k) filing utilizing retrospective data as a separate effort to achieve our label enhancement. This retrospective effort remains ongoing and active.

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

In the United States, infertility, according to the American Society of Reproductive Medicine (2017), affects an estimated 10%-15% of the couples of childbearing-age. According to the Centers for Disease Control (“CDC”), there are approximately 6.7 million women with impaired fertility. Based on preliminary 2020 data from CDC’s National ART Surveillance System, approximately 326,000 IVF cycles were performed at 449 IVF centers, leaving the U.S. with a large, underserved patient population, similar to most markets around the world.

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

The IVC procedure is currently being offered at several IVF clinics at a price range of $5,000 - $11,000 per cycle and from $4,500 to $7,000 at the existing INVO Centers, thereby making it more affordable than conventional IVF (which tends to average $12,000 to $17,000 per cycle or higher).

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

Sales and Marketing

Our approach to market is focused on identifying partners within targeted geographic regions that we believe can best promote support our efforts to expand access to advanced fertility treatment for the large number of underserved infertile people hoping to have a baby. We believe that the INVOcell-based IVC procedure is an effective and affordable treatment option that greatly reduces the need for more expensive IVF lab facilities and allows providers to pass on related savings to patients without compromising efficacy. We have been cleared to sell the INVOcell in the United States since November 2015 after receiving de novo class II clearance from the FDA. Our primary focus over the past two years has been on establishing INVO Centers in the U.S. and abroad to promote the INVOcell and the IVC procedure and acquiring existing U.S.-based IVF clinics where we can integrated the INVOcell. While we continue selling the INVOcell directly to IVF clinics and via distributors and other partners around the world, we have transitioned INVO from being a medical device company to one that is mostly focused on providing fertility services.

Ferring

On November 12, 2018, we entered into a U.S. Distribution Agreement (the “Ferring Agreement”) with Ferring International Center S.A. (“Ferring”), which became effective on January 14, 2019. Pursuant to the Ferring Agreement, among other things, we granted Ferring an exclusive license in the United States to market, promote, distribute, and sell the INVOcell. Ferring was responsible, at its own cost, for all commercialization activities for in the United States. We retained a limited exception to the exclusive license granted to Ferring allowing us, subject to certain restrictions, to establish up to five INVO Centers in the United States, which as of March 2, 2021, was amended to seven centers. We retained all commercialization rights for the INVOcell outside of the United States.

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

The Ferring license was deemed to be a functional license that provides the counterparty with a “right to access” to our intellectual property during the subscription period and accordingly, revenue is recognized over a period of time, which is generally the subscription period. The likelihood of Ferring exercising its rights became remote at the time notice of termination was received, therefore INVO recognized the full remaining amount of the deferred revenue in the fourth quarter of fiscal year 2021. During the years ended December 31, 2022, and 2021, we recognized nil and $3.6 million of revenue related to the Ferring license agreement, respectively, and, as of December 31, 2022, we had no deferred revenue related to the Ferring Agreement.

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

The Alabama JV opened to patients on August 9, 2021.

The Alabama JV is accounted for using the equity method in our consolidated financial statements. As of December 31, 2022 we invested $1.6 million in the Alabama JV in the form of a note. For the years ended December 31, 2022 and 2021, the Alabama JV recorded net losses of $0.3 million and $0.6 million, respectively, of which we recognized losses from equity method investments of $0.2 million and $0.3 million, respectively.

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

The Georgia JV opened to patients on September 7, 2021.

The results of the Georgia JV are consolidated in our financial statements. As of December 31, 2022, INVO invested $0.9 million in the Georgia JV in the form of capital contributions as well as $0.5 million in the form of a note. For the years ended December 31, 2022 and 2021, the Georgia JV recorded net losses of $0.6 million and $0.4 million, respectively. Noncontrolling interest in the Georgia JV was $0. See Note 3 of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for additional information on the Georgia JV.

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

The Mexico JV opened to patients on November 1, 2021.

The Mexico JV is accounted for using the equity method in our consolidated financial statements. As of December 31, 2022, INVO invested $0.1 million in the Mexico JV. For the years ended December 31, 2022 and 2021, the Mexico JV recorded net losses of $0.1 million and $0.04 million, respectively, of which we recognized losses from equity method investments of $0.05 million and $0.01 million, respectively.

North Macedonia JV Agreement

On November 23, 2020, we entered into a joint venture agreement with Ginekaliks Dooel (“Ginekaliks”), a limited liability company incorporated in the Republic of North Macedonia, to establish an exclusive joint venture to (i) commercialize, introduce, promote and market technologies related to the INVOcell and IVC procedure in the Republic of North Macedonia, and (ii) establish an INVO Center. The joint venture will be co-managed and owned 50% by each of INVO and Ginekaliks. As of December 31, 2022, no joint venture entity had been formed.

Lyfe Medical Center I, LLC Partnership Agreement

On April 9, 2021, we entered into a partnership agreement (the “Lyfe Agreement”) with Lyfe Medical Center I, LLC (“Lyfe”) in connection with Lyfe’s intention to establish an INVO Center in the Bay Area of California (the “Bay Area Clinic”). Pursuant to the Lyfe Agreement, we will provide embryology laboratory services in connection with the IVC procedure and other fertility-related treatments (the “Lab Services”) to be provided by Lyfe to its patients at the Bay Area Clinic. Under the terms of the Lyfe Agreement, we will receive 40% of the net income received by the Bay Area Clinic for the performance of the Lab Services. As of December 31, 2022, the Bay Area Clinic was not yet operational.

Recent Developments

January and March 2023 Convertible Note and Warrant Financings

In January and March 2023, we sold unsecured convertible notes of the Company in the aggregate original principal amount of $410,000 (the “Convertible Notes”) with a fixed conversion prices of $0.50 (for the $275,000 of January 2023 Notes) and $0.60 (for the $135,000 of March 2023 Notes) and (ii) 5-year warrants (the “Note Warrants”) to purchase 387,500 shares of the Company’s common stock at an exercise price of $1.00 (subject to adjustments) (the “Note and Warrant Private Placement”). The proceeds were used for working capital and general corporate purposes.

Interest on the Convertible Notes accrues at a rate of ten percent (10%) per annum and is payable at the holder’s option either in cash or in shares of the Company’s common stock at the conversion price set forth in the Convertible Notes on December 31, 2023, unless converted earlier.

All amounts due under the Convertible Notes are convertible at any time after the issuance date, in whole or in part (subject to rounding for fractional shares), at the option of the holders into the Company’s common stock at a fixed conversion price for the Notes as described above.

Upon any issuance by the Company of any of its equity securities in an underwritten offering, including Common Stock, for cash consideration, indebtedness or a combination thereof after the date hereof (a “Subsequent Equity Financing”), each holder shall have the option to convert the outstanding principal and accrued but unpaid interest of its Convertible Note into the number of fully paid and non-assessable shares of securities issued in the Subsequent Equity Financing equal to the product of unpaid principal, together with the balance of unpaid and accrued interest and other amounts payable hereunder, divided by the price per share paid by the investors in the Subsequent Equity Financing multiplied by 80%, provided however, that any conversion shall only be allowed if the Subsequent Equity Financing conversion price is equal to or greater than the Minimum Price (as defined in the Convertible Notes) including an appropriate allocation any warrants offered.

A Convertible Note may not be converted and shares of common stock may not be issued under the Convertible Notes if, after giving effect to the conversion or issuance, the holder together with its affiliates would beneficially own in excess of 9.99% of the Company’s outstanding ordinary shares.

The Company may prepay the Convertible Notes at any time in whole or in part by paying a s sum of money equal to 100% of the principal amount to be redeemed, together with accrued and unpaid interest.

The Company entered into a registration rights agreement with the holders of and of even date with the Convertible Notes (the “Note RRA”). Pursuant to the terms of Note RRA, if the Company determines to register any of its securities, either for its own account or the account of a security holder or holders, other than (i) a registration relating solely to employee benefit plans on Form S-8 (or any successor form) or (ii) a registration relating solely to a Commission Rule 145 transaction on Form S-4 (or any successor form), the Company will include in such registration, and in any underwriting involved therein, the shares underlying the Convertible Notes and Note Warrants delivered pursuant to the Note and Warrant Purchase Agreements, subject to, in the case of an underwritten registration, the discretion of the managing underwriter to reduce any or all piggyback registration shares if in its good faith judgment such inclusion would affect the successful marketing of the underwritten offering.

February 2023 Convertible Debentures

On February 3, and February 17, 2023, the Company entered into securities purchase agreements (the “February Purchase Agreements”) with accredited investors (the “February Investors”) for the purchase of (i) convertible debentures of the Company in the aggregate original principal amount of $500,000 (the “February Debentures”) for a purchase price of $450,000, (ii) warrants (the “February Warrant”) to purchase 250,000 shares (the “February Warrant Shares”) of the Company’s common stock par value $0.0001 per share (“Common Stock”) at an exercise price of $0.75 per share, and (iii) 83,333 shares of Common Stock (the “February Commitment Shares”) issued as an inducement for issuing the Debentures. The proceeds, net of placement agent and legal fees, are being used for working capital and general corporate purposes.

Pursuant to the February Debentures, interest on the February Debentures accrues at a rate of eight percent (8%) per annum and is payable at maturity, one year from the date of the February Debentures.

All amounts due under the February Debentures are convertible at any time after the issuance date, in whole or in part, at the option of the February Investors into Common Stock at an initial price of $0.52 per share. This conversion price is subject to adjustment for stock splits, combinations or similar events and anti-dilution provisions, among other adjustments and is subject to a floor price.

The Company may prepay the February Debentures at any time in whole or in part by paying a sum of money equal to 105% of the principal amount to be redeemed, together with accrued and unpaid interest.

While any portion of each February Debenture remains outstanding, if the Company receives cash proceeds of more than $2,000,000 (the “Minimum Threshold”) in the aggregate from any source or series of related or unrelated sources, the February Investors shall have the right in their sole discretion to require the Company to immediately apply up to 50% of all proceeds received by the Company above the Minimum Threshold to repay the outstanding amounts owed under the February Debentures.

The Company entered into a Registration Rights Agreement (the “February RRA”) with the February Investor that signed its purchase agreement on February 3, 2023 (the “Feb 3 Investor”). Pursuant to the terms of February RRA, the Company has agreed to file with the SEC an initial registration statement on Form S-3 (or Form S-1 if S-3 is not available) covering the resale of all of the securities acquired by the Feb 3 Investor under its February Purchase Agreement. The filing of such initial registration statement is to occur within 90 days of February 3, 2023.

On March 31, 2023, having received notice from the February Investor that signed its purchase agreement on February 17, 2023 (the “Feb 17 Investor”) requesting repayment of its February Debenture, the Company paid the Feb 17 Investor $170,000, including interest and the prepayment premium. After such payment, the principal due the Feb 17 Investor under its debenture was reduced from $200,000 to $39,849.

On April 3, 2023, having received notice from the Feb 3 requesting repayment of its February Debenture, the Company paid the Feb 3 Investor $213,879, including interest and the prepayment premium. After such payment, the principal due the Feb 3 Investor under its debenture was reduced from $300,000 to $100,000.

February 2023 Equity Purchase Agreement

On February 3, 2023, the Company entered into an equity purchase agreement (the “ELOC”) and registration rights agreement (the “ELOC RRA”) with the Feb 3 Investor pursuant to which the Company has the right, but not the obligation, to direct the Feb 3 Investor to purchase up to $10.0 million (the “Maximum Commitment Amount”) of shares of Common Stock, in multiple tranches. Further, under the ELOC and subject to the Maximum Commitment Amount, the Company has the right, but not the obligation, to submit notices to the Feb 3 Investor to purchase shares of Common Stock (i) in a minimum amount of not less than $25,000 and (ii) in a maximum amount of up to the lesser of (a) $750,000 or (b) 200% of the Company’s average daily trading value of the Common Stock.

Also on February 3, 2023, the Company issued to the Feb 3 Investor 150,000 shares of Common Stock for its commitment to enter into the ELOC.

The obligation of the Feb 3 Investor to purchase shares of Common Stock pursuant to the ELOC ends on the earlier of (i) the date on which the purchases under the ELOC equal the Maximum Commitment Amount, (ii) 24 months after the date of the ELOC (February 3, 2025), (iii) written notice of termination by the Company, (iv) the date that the ELOC RRA is no longer effective after its initial effective date, or (v) the date that the Company commences a voluntary case or any person or entity commences a proceeding against the Company pursuant to or within the meaning of federal or state bankruptcy law, a custodian is appointed for the Company or for all or substantially all of its property, or the Company makes a general assignment for the benefit of its creditors (the “Commitment Period”).

During the Commitment Period, the price that Feb 3 Investor will pay to purchase the shares of Common Stock that it is obligated to purchase under the ELOC shall be 97% of the “market price,” which is defined as the lesser of (i) the lowest closing price of our Common Stock during the 7 trading day-period following the clearance date associated with the applicable put notice from the Company or (ii) the lowest closing bid price of the Common Stock on the principal trading market for the Common Stock (currently, the Nasdaq Capital Market) on the trading day immediately preceding a put date.

Execution of Definitive Agreements to Acquire the Wisconsin Fertility Institute

On March 16, 2023, INVO, through Wood Violet Fertility LLC, a Delaware limited liability company (“Wood Violet”) and wholly owned subsidiary of INVO Centers LLC, a Delaware company (“INVO CTR”) wholly-owned by INVO, entered into binding purchase agreements to acquire Wisconsin Fertility Institute ( “Wisconsin Fertility”) for a combined purchase price of $10 million.

The purchase price is payable in four installments of $2.5 million each (which payments may be offset by assumption of certain Wisconsin Fertility liabilities, payable at closing and on each of the subsequent three anniversaries of closing. The sellers have the option to take all or a portion of the final three installments in shares of INVO common stock valued at $6.25, $9.09, and $14.29, for the second, third, and final installments, respectively.

Wisconsin Fertility is comprised of (a) a medical practice, Wisconsin Fertility and Reproductive Surgery Associates, S.C., a Wisconsin professional service corporation d/b/a Wisconsin Fertility Institute (“WFRSA”), and (b) a laboratory services company, Fertility Labs of Wisconsin, LLC, a Wisconsin limited liability company (“FLOW”). WFRSA owns, operates and manages the Clinic’s fertility practice that provides direct treatment to patients focused on fertility, gynecology and obstetrics care and surgical procedures, and employs physicians and other healthcare providers to deliver such services and procedures. FLOW provides WFRSA with related laboratory services.

March 2023 Registered Direct Offering

On March 23, 2023, INVO entered into a securities purchase agreement (the “March Purchase Agreement”) with a certain institutional investor, pursuant to which the Company agreed to issue and sell to such investor (i) in a registered direct offering, 1,380,000 shares (the “March Shares”) of Common Stock, and pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to 2,300,000 shares of Common Stock, at an exercise price of $0.01 per share, and (ii) in a concurrent private placement, common stock purchase warrants (the “March Warrants”), exercisable for an aggregate of up to 5,520,000 shares of Common Stock, at an exercise price of $0.63 per share. The securities to be issued in the registered direct offering (priced at the marked under Nasdaq rules) were offered pursuant to the Company’s shelf registration statement on Form S-3 (File 333-255096) (the “Shelf Registration Statement”), initially filed by the Company with the SEC under the Securities Act of 1933, as amended (the “Securities Act”), on April 7, 2021 and declared effective on April 16, 2021. The Pre-Funded Warrants are exercisable upon issuance and will remain exercisable until all of the Pre-Funded Warrants are exercised in full.

The March Warrants (and the shares of Common Stock issuable upon the exercise of the Private Warrants) were not registered under the Securities Act and were offered pursuant to an exemption from the registration requirements of the Securities Act provided in Section 4(a)(2) of the Securities Act and Rule 506(b) promulgated thereunder. The March Warrants are immediately exercisable upon issuance, will expire eight years from the date of issuance, and in certain circumstances may be exercised on a cashless basis.

On March 27, 2023, the Company closed the offering, raising gross proceeds of approximately $3 million before deducting placement agent fees and other offering expenses payable by the Company. In the event that all March Warrants are exercised for cash, the Company would receive additional gross proceeds of approximately $3.5 million. Under the March Purchase Agreement, the Company may use a portion of the net proceeds of the offering to (a) repay February Debentures, and (b) to pay the down payment for Wisconsin Fertility acquisition. The remainder of the net proceeds will be used for working capital, capital expenditures, and other general corporate purposes.

Under the March Purchase Agreement, the Company is required within 30 days of the closing date of the offering to file a registration statement on Form S-1 (the “Resale Registration Statement”) registering the resale of the shares of Common Stock issuable upon the exercise of the March Warrants. The Company is required to use commercially reasonable efforts to cause such registration to become effective within 75 days of the closing date of the offering (or 120 days if the registration statement is subject to a full review by the SEC), and to keep such registration statement effective at all times until no March Warrants remain outstanding.

In addition, pursuant to certain “lock-up” agreements, our officers and directors have agreed, for a period of 180 days from the date of the offering, not to engage in any of the following, whether directly or indirectly, without the consent of the March Purchase Agreement investor: offer to sell, sell, contract to sell pledge, grant, lend, or otherwise transfer or dispose of our common stock or any securities convertible into or exercisable or exchangeable for Common Stock (the “Lock-Up Securities”); enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of the Lock-Up Securities; make any demand for or exercise any right or cause to be filed a registration statement, including any amendments thereto, with respect to the registration of any Lock-Up Securities; enter into any transaction, swap, hedge, or other arrangement relating to any Lock-Up Securities subject to customary exceptions; or publicly disclose the intention to do any of the foregoing.

Notices from Nasdaq of Failure to Satisfy Continued Listing Rules.

Notice Regarding Non-Compliance with Minimum Stockholders’ Equity

On November 23, 2022, we received notice (the “Stockholders’ Equity Notice”) from The Nasdaq Stock Market LLC (“Nasdaq”) advising us that we were not in compliance with the minimum stockholders’ equity requirement for continued listing on The Nasdaq Capital Market. Nasdaq Listing Rule 5550(b)(1) requires companies listed on The Nasdaq Capital Market to maintain stockholders’ equity of at least $2,500,000 (the “Stockholders’ Equity Requirement). In our Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, we reported stockholders’ equity of $1,287,224, which is below the Stockholders’ Equity Requirement for continued listing. Additionally, as of the date of the Notice, we did not meet either of the alternative Nasdaq continued listing standards under the Nasdaq Listing Rules, market value of listed securities of at least $35 million, or net income of $500,000 from continuing operations in the most recently completed fiscal year, or in two of the three most recently completed fiscal years.

The Notice has no immediate effect on the listing of our common stock and our common stock continues to trade on The Nasdaq Capital Market under the symbol “INVO” subject to our compliance with the other continued listing requirements.

Pursuant to the Notice, Nasdaq gave us 45 calendar days, or until January 7, 2023, to submit to Nasdaq a plan to regain compliance. If our plan is accepted, Nasdaq may grant an extension of up to 180 calendar days from the date of the Notice to evidence compliance.

On January 18, 2023, we received a letter from Nasdaq under which it stated that based on our submission that Nasdaq has determined to grant us an extension of time to regain compliance with Nasdaq Listing Rule 5550(b) until May 22, 2023. We must furnish to the SEC and Nasdaq a publicly available report (e.g. a Form 8-K) which report, among other things, includes a description of the completed transaction or event that enabled us to satisfy the stockholders’ equity requirement for continued listing After filing the publicly available report described above, if we fail to evidence compliance upon filing its periodic report for the June 30, 2023, with the SEC and Nasdaq, we may be subject to delisting. In the event we do not satisfy these terms, Nasdaq will provide written notification that its securities will be delisted. At that time, we may appeal Nasdaq’s determination to a Hearings Panel.

Notice Regarding Failure to Maintain Minimum Bid Price

On January 11, 2023, we received a letter from the staff (the “Staff”) of Nasdaq listing qualifications group indicating that, based upon the closing bid price of our common stock for the last 30 consecutive business days, we were not in compliance with the requirement to maintain a minimum bid price of $1.00 per share for continued listing under Nasdaq Listing Rule 5550(a)(2).

The notice has no immediate effect on the listing of our common stock, and our common stock will continue to trade on The Nasdaq Capital Market under the symbol “INVO.”

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have been provided an initial period of 180 calendar days, or until July 10, 2023, to regain compliance with the minimum bid price requirement. If at any time before July 10, 2023, the closing bid price of our common stock closes at or above $1.00 per share for a minimum of 10 consecutive business days, Nasdaq will provide written notification that we have achieved compliance with the minimum bid price requirement, and the matter would be resolved. If we do not regain compliance prior to July 10, 2023, then Nasdaq may grant us a second 180 calendar day period to regain compliance, provided we (i) meets the continued listing requirement for market value of publicly-held shares and all other initial listing standards for The Nasdaq Capital Market, other than the minimum closing bid price requirement, and (ii) notifies Nasdaq of its intent to cure the deficiency within such second 180 calendar day period, by effecting a reverse stock split, if necessary.

We will continue to monitor the closing bid price of our common stock and will consider implementing available options to regain compliance with the minimum bid price requirement under the Nasdaq Listing Rules. If we do not regain compliance with the minimum bid price requirement within the allotted compliance periods, we will receive a written notification from Nasdaq that its securities are subject to delisting. We would then be entitled to appeal that determination to a Nasdaq hearings panel. There can be no assurance that we will regain compliance during either compliance period or maintain compliance with the other Nasdaq listing requirements.

Results of Operations

Fiscal year 2022 was an important year of advancement for the Company. Our initial three INVO Centers made steady progress in their first full year of operations, we took significant steps in the development of additional INVO Centers, and we added an acquisition strategy targeting existing, smaller IVF clinics in the U.S. to accelerate INVO’s growth. We also continued the fine-tuning of our marketing approach to build awareness for INVOcell and the IVC procedure, and to increase patient flow for our INVO Centers and IVF clinic partners alike.

We are especially excited by the recent signing of definitive documents for our first acquisition of an existing IVF clinic. We expect to close the transaction in the second quarter of 2023 and, in doing so we would be adding a substantial operation in terms of revenue and profit to our overall business. Looking ahead, we anticipate opening additional INVO Centers in key domestic, and select international, markets, as well as pursuing additional acquisition candidates. We have selected an initial list or about 20 markets in the U.S. that we believe are excellent potential locations for an INVO Center, and we believe the universe of suitable acquisition targets for INVO exceeds 80 clinics in the U.S.. We also continue to work on the expansion of INVOcell distribution into existing fertility clinics. In early 2022, we re-assumed control of the U.S. market distribution efforts with the termination of the Ferring Agreement and elected to sell directly ourselves (rather than through a distributor) to the existing, established fertility clinics. Through these efforts we have experienced both growing interest in our INVOcell solution and in the potential by these clinics of being acquired by INVO.

From a market strategy perspective, our commercialization efforts continue to focus on the substantial, underserved patient population and on expanding access to advanced fertility treatments. We believe our solutions can help address the key challenges of affordability and capacity to provide care to the vast number of patients that go untreated every year. This represents the major opportunity for INVOcell and the IVC procedure it enables. The fertility industry has and continues to expand, even during the global pandemic, and we believe our growing volume of partners (both distributors and JVs) and our acquisition strategy affords us a strong forward-looking outlook. We believe our INVO Center approach adds much needed capacity and affordability, and we expect our acquisition strategy to allow for ART cycle volume increases at existing clinics. These efforts align with our key mission to open access to care to the underserved.

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

Comparison of the years ended December 31, 2022 and 2021

Revenues

Revenue for the years ended December 31, 2022 and 2021 was $0.8 million and $4.2 million, respectively, representing a decrease of approximately $3.4 million, or 80% in the year ended December 31, 2022. The decrease was due to the termination of our agreement with Ferring, which resulted in the full recognition, in 2021, of the remaining $3.6 million in deferred revenue related to the Ferring agreement and was partially offset by an increase in 2022 clinic revenue. Excluding Ferring, revenue was $0.6 million last year compared to $0.8 million this year.

Gross Profit

Gross profit for the years ended December 31, 2022 and 2021 was $0.5 million and $4.0 million, respectively. Gross margin was 60% and 97% for the years ended December 31, 2022 and 2021, respectively. The decrease in gross margin was attributable to the change in revenue mix as we no longer have license revenue in 2022, as well as increase in clinic revenue which has lower percentage margins, but much higher revenue on a per procedure basis and the potential for higher margins on an absolute dollar basis.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the years ended December 31, 2022 and 2021 were $10.6 million and $9.0 million, respectively, of which $2.2 million and $2.7 million, respectively, was for non-cash, stock-based compensation expense. The increase of approximately $1.6 million or 17% was primarily the result of approximately $1.0 million in increased personnel expense, approximately $0.7 million in increased expenses related to the full-year operations of the consolidated Georgia JV, approximately $0.4 million in increased marketing spend and was partially offset by an approximate $0.3 million decrease in legal and startup costs related to new and potential INVO Centers and an approximate $0.6 million decrease in professional fees.

Research and Development Expenses

We began to fund additional research and development (“R&D”) efforts in 2020 as part of our 5-day label expansion efforts. R&D expenses were $0.5 million and $0.2 million, for the years ended December 31, 2022 and 2021, respectively. The increase of approximately $0.3 million was primarily related to our FDA response efforts on the 5-day label expansion.

Loss from equity investment

Loss from equity investments for the years ended December 31, 2022 and 2021, was $0.2 million and $0.3, respectively. The decrease in loss is due to the Alabama JV and Mexico JV being in start-up mode and operational for only a portion of 2021.

Other Income

Other income for the years ended December 31, 2022 and 2021, was nil and $0.2 million, respectively. The decrease of $0.2 million was the result of our Paycheck Protection Program note and related interest being forgiven in 2021.

Interest Expense and Financing Fees

Interest expense and financing fees were for the years ended December 31, 2022 and 2021 were $0.1 million and $1.3 million, respectively. The decrease of approximately $1.2 million, or approximately 96%, was primarily due to a decrease in non-cash amortization of discount, debt issuance cost and interest on convertible notes.

Income Taxes

As of December 31, 2022, we had unused federal net operating loss carryforwards (“NOLs”) of $32.8 million. These losses expire in various amounts at varying times beginning in 2027 with a portion carrying on indefinitely. Unless expiration occurs, these NOLs may be used to offset future taxable income and thereby reduce our income taxes.

We recorded a valuation allowance against our deferred tax assets at December 31, 2022 and 2021 totaling $9.3 million and $6.8 million, respectively.

Liquidity and Capital Resources

For the years ending December 31, 2022, and 2021, we had net losses of approximately $10.9 million and $6.7 million, respectively. The increase in net loss primarily was due to the increase in operating loss resulting from the absence of license revenue in 2022 and an increase in operating expenses. Approximately $3.0 million of the net loss was related to non-cash expenses for the year ended December 31, 2022, compared to $4.2 million for the year ended December 31, 2021. We had negative working capital of approximately $2.8 million as of December 31, 2022, compared to positive working capital of approximately $5.1 million as of December 31, 2021. As of December 31, 2022, we had negative stockholder’s equity of approximately $1.0 million compared to positive stockholder’s equity of approximately $7.3 million as of December 31, 2021. Cash used in operations for the year of 2022 was approximately $6.6 million, compared to approximately $6.0 million for the year of 2021.

We have been dependent on raising capital through debt and equity financings to secure the cash required to fund our operating expenses and investing activities. During 2021, we received proceeds of approximately $3.7 million from the sale of common stock, we converted approximately $1.5 million of outstanding debt to equity and received approximately $0.4 million of proceeds from unit purchase option and warrant exercises. During 2022, we received proceeds of $0.8 million from demand notes and net proceeds of approximately $0.3 million for the sale of our common stock. Over the next 12 months, our plan includes opening additional INVO Centers, completing the acquisition of Wisconsin Fertility Institute and pursuing additional IVF clinic acquisitions. Until we can generate a sufficient amount of cash from operations, we will need to raise additional funding to meet our liquidity needs and to execute our business strategy. As in the past, we will seek debt and/or equity financing, which may not be available on reasonable terms, if at all.

Although our audited consolidated financial statements for the year ended December 31, 2022 were prepared under the assumption that we would continue operations as a going concern, the report of our independent registered public accounting firm that accompanies our consolidated financial statements for the year ended December 31, 2022 contains a going concern qualification in which such firm expressed substantial doubt about our ability to continue as a going concern, based on the consolidated financial statements at that time. Specifically, as noted above, we have incurred significant operating losses and we expect to continue to incur significant expenses and operating losses as we continue to ramp up the development of new INVO Centers and the commercialization of our INVOcell solution Prior losses and expected future losses have had, and will continue to have, an adverse effect on our financial condition. If we cannot continue as a going concern, our stockholders would likely lose most or all of their investment in us.

Cash Flows

The following table shows a summary of our cash flows for the year ended December 31:

	2022	2021
Cash (used in) provided by:
Operating activities	(6,603,319)	(6,029,914)
Investing activities	(81,217)	(2,153,512)
Financing activities	1,089,800	3,770,537

As of December 31, 2022, we had approximately $0.09 million in cash compared to approximately $5.7 million as of December 31, 2021. Net cash used in operating activities in 2022, was approximately $6.6 million, compared to approximately $6.0 million for the same period in 2021. The increase in net cash used in operations was primarily due to the increase in operating expenses.

During the year ended December 31, 2022, cash used in investing activities of approximately $0.1 million was primarily related to investments in support of our INVO Center joint ventures. During the year ended December 31, 2021, cash used in investing activities of approximately $2.2 million was primarily related to payments to acquire equipment for and to investments for the start-up and initial operation of our INVO Center joint ventures.

During the year ended December 31, 2022, cash provided by financing activities of approximately $1.1 million was related to proceeds from demand notes and from the sale of common stock. During the year ended December 31, 2021, cash provided by financing activities of approximately $3.8 million was primarily related to proceeds from the sale of common stock and the exercise of unit purchase options and warrants.

Financing Activities

From October through December 2022, we received $0.45 million through the issuance of demand notes from a related party, JAG Multi Investments LLC (“JAG”). Our CFO is a beneficiary of JAG but does not have any control over JAG’s investment decisions with respect to INVO. If paid prior to January 31, 2023, the demand notes are interest free until December 31, 2022. For any amount that remains outstanding past January 31, 2023, 10% annual interest would accrue from the date of issuance. At maturity, we agreed to pay outstanding principal, a 10% financing fee and accrued interest, if any. The demand notes are callable with 10 days prior written notice, beginning on or after March 31, 2023.

In addition, in the fourth quarter of 2022, we received $0.3 million through the issuance of demand promissory notes of which (1) $0.1 million was received from our Chief Executive Officer, Steven Shum, (2) $0.1 million was received from an entity controlled by our Chief Financial Officer, Andrea Goren and (3) $0.1 million was received from nonrelated parties.

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

See Note 1 of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for a summary of significant accounting policies and the effect on our consolidated financial statements.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of INVO Bioscience, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of INVO Bioscience, Inc. (the Company) as of December 31, 2022 and 2021, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2022, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Houston, TX

April 17, 2023

INVO BIOSCIENCE, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2022	2021
ASSETS
Current assets
Cash	$90,135	$5,684,871
Accounts receivable	77,149	50,470
Inventory	263,602	287,773
Prepaid expenses and other current assets	190,201	282,751
Total current assets	621,087	6,305,865
Property and equipment, net	436,729	501,436
Intangible assets, net	-	132,093
Lease right of use	1,808,034	2,037,052
Investment in joint ventures	1,237,865	1,489,934
Total assets	$4,103,715	$10,466,380

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued liabilities	$1,349,038	$443,422
Accrued compensation	946,262	581,689
Notes payable, net	100,000	-
Notes payable - related party, net	662,644	-
Deferred revenue	119,876	5,900
Lease liability, current portion	231,604	221,993
Total current liabilities	3,409,424	1,253,004
Lease liability, net of current portion	1,669,954	1,901,557
Deferred tax liability	1,949	1,139
Total liabilities	5,081,327	3,155,700

Stockholders’ equity (deficit)
Common Stock, $.0001 par value; 125,000,000 shares authorized; 12,172,214 and 11,929,147 issued and outstanding as of December 31, 2022, and 2021, respectively	1,217	1,193
Additional paid-in capital	48,804,704	46,200,509
Accumulated deficit	(49,783,533)	(38,891,022)
Total stockholders’ equity (deficit)	(977,612)	7,310,680
Total liabilities and stockholders’ equity (deficit)	$4,103,715	$10,466,380

The accompanying notes are an integral part of these consolidated financial statements.

INVO BIOSCIENCE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years
	Ended December 31,
	2022	2021
Revenue:
Product revenue	$207,342	544,942
Clinic revenue	614,854	43,745
License revenue	-	3,571,429
Total revenue	822,196	4,160,116
Cost of revenue:
Cost of revenue	286,923	126,326
Depreciation	44,600	18,726
Total cost of revenue	331,523	145,052
Gross profit	490,673	4,015,064
Operating expenses:
Selling, general and administrative expenses	10,573,111	9,015,158
Research and development expenses	544,043	216,430
Total operating expenses	11,117,154	9,231,588
Loss from operations	(10,626,481)	(5,216,524)
Other income (expense):
Loss from equity method joint ventures	(200,558)	(327,542)
Gain on extinguishment of debt	-	159,126
Interest income	308	3,657
Interest expense	(59,445)	(1,265,359)
Foreign currency exchange loss	(3,463)	(3,534)
Total other expenses	(263,158)	(1,433,652)
Net loss before income taxes	(10,889,639)	(6,650,176)
Income taxes	2,872	4,764
Net loss	$(10,892,511)	$(6,654,940)
Net loss per common share:
Basic	(0.90)	(0.63)
Diluted	(0.90)	(0.63)
Weighted average number of common shares outstanding:
Basic	12,122,606	10,632,413
Diluted	12,122,606	10,632,413

The accompanying notes are an integral part of these consolidated financial statements.

INVO BIOSCIENCE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balances, December 31, 2020	9,639,268	$964	$37,978,224	$(32,236,082)	$5,743,106
Common stock issued to directors and employees	49,806	5	360,148	-	360,153
Common stock issued for services	237,750	24	804,100	-	804,124
Conversion of notes payable and accrued interest	466,809	47	1,493,741	-	1,493,788
Proceeds from the sale of common stock, net of offering costs	1,240,737	124	-	-	-
Proceeds from warrant exercise	39,095	4	123,558	-	123,562
Proceeds from unit purchase option exercise	77,444	8	246,270	-	246,278
Cashless warrant exercise	91,709	9	(9)	-	-
Cashless unit purchase option exercise	86,529	8	(8)	-	-
Stock options issued to directors and employees as compensation	-	-	1,543,912	-	1,543,912
Net Loss	-	-	-	(6,654,940)	(6,654,940)
Balances, December 31, 2021	11,929,147	$1,193	$46,200,509	$(38,891,022)	$7,310,680
Common stock issued to directors and employees	87,194	9	484,798	-	484,807
Common stock issued for services	61,250	6	123,205	-	123,211
Proceeds from the sale of common stock, net of fees and expenses	94,623	9	289,791	-	289,800
Stock options issued to directors and employees as compensation	-	-	1,616,401	-	1,616,401
Warrants issued with notes payable	-	-	90,000	-	90,000
Net loss	-	-	-	(10,892,511)	(10,892,511)
Balances, December 31, 2022	12,172,214	1,217	48,804,704	(49,783,533)	(977,612)

The accompanying notes are an integral part of these consolidated financial statements.

INVO BIOSCIENCE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years
	Ended December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(10,892,511)	$(6,654,940)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash stock compensation issued for services	123,211	804,124
Non-cash stock compensation issued to directors and employees	484,807	360,153
Fair value of stock options issued to employees	1,616,401	1,543,912
Non-cash compensation for services	120,000	-
Amortization of discount on notes payable	52,644	1,188,310
Amortization of leasehold right of use asset	229,018	138,322
Gain on extinguishment of debt	-	(159,126)
Loss on impairment of intangible assets	132,227	-
Loss from equity method investment	200,558	327,542
Depreciation and amortization	77,301	27,760
Changes in assets and liabilities:
Accounts receivable	(26,679)	(28,771)
Inventory	24,171	(22,401)
Prepaid expenses and other current assets	92,550	(124,811)
Accounts payable and accrued expenses	904,060	114,495
Accrued compensation	364,573	54,363
Deferred revenue	113,976	(3,565,529)
Leasehold liability	(221,992)	(53,846)
Accrued interest	1,556	20,921
Income taxes payable	-	(392)
Deferred tax liabilities	810	-
Net cash used in operating activities	(6,603,319)	(6,029,914)
Cash from investing activities:
Payments to acquire property, plant, and equipment	(10,785)	(415,710)
Payments to acquire intangible assets	(1,943)	(38,939)
Investment in joint ventures	(68,489)	(1,698,863)
Net cash used in investing activities	(81,217)	(2,153,512)
Cash from financing activities:
Proceeds from notes payable	100,000	-
Proceeds from notes payable – related parties	700,000	-
Proceeds from the sale of common stock, net of offering costs	289,800	3,650,697
Proceeds from warrant exercise	-	123,562
Proceeds from unit purchase option exercise	-	246,278
Principal payment on notes payable	-	(250,000)
Net cash provided by financing activities	1,089,800	3,770,537
Increase in cash and cash equivalents	(5,594,736)	(4,412,889)
Cash and cash equivalents at beginning of period	5,684,871	10,097,760
Cash and cash equivalents at end of period	$90,135	$5,684,871

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$52,603
Taxes	$800	$3,307
Noncash activities:
Fair value of warrants issued with debt	$90,000	$-
Common stock issued upon note payable and accrued interest conversion	$-	$1,493,788
Cashless exercise of warrants	$-	$9
Cashless exercise of unit purchase options	$-	$8
Initial ROU asset and lease liability	$-	$2,096,055
Fixed assets transferred to investment in joint venture	$-	$20,529

The accompanying notes are an integral part of these consolidated financial statements.

INVO BIOSCIENCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

Note 1 – Summary of Significant Accounting Policies

Description of Business

INVO Bioscience, Inc. (“INVO” or the “Company”) is a commercial-stage fertility company dedicated to expanding the assisted reproductive technology (“ART”) marketplace by making fertility care accessible and inclusive to people around the world. The Company’s primary mission is to implement new medical technologies aimed at increasing the availability of affordable, high-quality, patient-centered fertility care. The Company’s flagship product is INVOcell, a revolutionary medical device that allows fertilization and early embryo development to take place in vivo within the woman’s body. The Company’s commercialization strategy involves the opening of dedicated “INVO Centers” focused on offering the INVOcell and IVC procedure (with three centers in North America now operational) and the acquisition of existing IVF clinics, as well as selling its technology solution into existing fertility clinics.

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

The Company considers events or transactions that have occurred after the consolidated balance sheet date of December 31, 2022, but prior to the filing of the consolidated financial statements with the SEC in this Annual Report on Form 10-K, to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure, as applicable. Subsequent events have been evaluated through the date of the filing of this Annual Report on Form 10-K.

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

Equity Method Investments

Investments in unconsolidated affiliates, which the Company exerts significant influence but does not control or otherwise consolidate are accounted for using the equity method. Equity method investments are initially recorded at cost. These investments are included in investment in joint ventures in the accompanying consolidated balance sheets. The Company’s share of the profits and losses from these investments is reported in loss from equity method joint venture in the accompanying consolidated statements of operations. The Company monitors its investments for other-than-temporary impairment by considering factors such as current economic and market conditions and the operating performance of the investees and records reductions in carrying values when necessary.

Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates.

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

Long- Lived Assets

Long-lived assets and certain identifiable assets related to those assets are periodically reviewed for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable. If the non-discounted future cash flows of the asset are less than their carrying amount, their carrying amounts are reduced to the fair value and an impairment loss recognized. There was an impairment of $132,227 recorded during the year ended December 31, 2022, and no impairment in the year ended December 31, 2021.

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

Concentration of Credit Risk

Cash includes amounts deposited in financial institutions in excess of insurable Federal Deposit Insurance Corporation (“FDIC”) limits. As of December 31, 2022, the Company did not have cash balances in excess of FDIC limits.

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

As of December 31, 2022, the Company had no deferred revenue related to the Ferring Agreement as it was recognized in the fourth quarter of fiscal year 2021 in relation to the contract termination. Per ASC 606-10-55-48 the likelihood of Ferring exercising its rights became remote at the time notice of termination was received so INVO recognized the full remaining amount of the deferred revenue.

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

Loss Per Share

Basic loss per share calculations are computed by dividing net loss attributable to the Company’s common shareholders by the weighted-average number of common shares outstanding. Diluted earnings per share are computed similar to basic earnings per share except that the denominator is increased to include potentially dilutive securities. The Company’s diluted loss per share is the same as the basic loss per share for the years ended December 31, 2022, and 2021, as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

	Year Ended December 31,
	2022	2021
Net loss (numerator)	$(10,892,511)	$(6,654,940)
Basic and diluted weighted-average number of common shares outstanding (denominator)	12,122,606	10,632,413
Basic and diluted net loss per common share	(0.90)	(0.63)

The Company has excluded the following dilutive securities from the calculation of fully diluted shares outstanding because the result would have been anti-dilutive:

	As of December 31,
	2022	2021
Options	1,297,006	1,055,894
Unit purchase options and warrants	610,165	260,165
Total	1,907,171	1,316,059

Recently Adopted Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements, and does not believe the future adoption of any such pronouncements will have a material impact on its financial condition or the results of its operations.

Note 2 – Liquidity

Historically, the Company has funded its cash and liquidity needs through operating cash flow, equity financings, and notes payable. For the years ended December 31, 2022 and 2021, the Company incurred a net loss of approximately $10.9 million and $6.7 million, respectively, and has an accumulated deficit of approximately $49.8 million as of December 31, 2022. Approximately $3.0 million of the net loss was related to non-cash expenses for the year ended December 31, 2022, compared to $4.2 million for the year ended December 31, 2021

The Company has been dependent on raising capital through debt and equity financings to meet its needs for cash used in operating and investing activities. During 2021, the Company received proceeds of approximately $3.7 million from the sale of stock, converted approximately $1.5 million of outstanding debt to equity and received approximately $0.4 million of proceeds from unit purchase option and warrant exercises. During 2022, the Company received proceeds of $0.8 million from demand notes and net proceeds of approximately $0.3 million for the sale of its common stock. Over the next 12 months, the Company’s plan includes opening additional INVO Centers, completing the acquisition of Wisconsin Fertility Institute and pursuing additional IVF clinic acquisitions. Until the Company can generate a sufficient amount of cash from operations, it will need to raise additional funding to meet its liquidity needs and to execute its business strategy. As in the past, the Company will seek debt and/or equity financing, which may not be available on reasonable terms, if at all.

Although the Company’s audited consolidated financial statements for the year ended December 31, 2022 were prepared under the assumption that it would continue operations as a going concern, the report of the Company’s independent registered public accounting firm that accompanies the Company’s consolidated financial statements for the year ended December 31, 2022 contains a going concern qualification in which such firm expressed substantial doubt about the Company’s ability to continue as a going concern, based on the consolidated financial statements at that time. Specifically, as noted above, the Company has incurred significant operating losses and the Company expects to continue to incur significant expenses and operating losses as it continues to ramp up the commercialization of INVOcell and develop new INVO Centers. These prior losses and expected future losses have had, and will continue to have, an adverse effect on the Company’s financial condition. If the Company cannot continue as a going concern, its stockholders would likely lose most or all of their investment in the Company.

Note 3 – Variable Interest Entities

Consolidated VIEs

Bloom INVO, LLC

On June 28, 2021, INVO Centers LLC, a Delaware limited liability company (“INVO CTR”) entered into a limited liability company operating agreement (the “Bloom Agreement”) with Bloom Fertility, LLC (“Bloom”) to establish a joint venture entity, formed as “Bloom INVO LLC” (the “Georgia JV”), for the purposes of commercializing INVOcell, and the related IVC procedure, through the establishment of an INVO Center, (the “Atlanta Clinic”) in the Atlanta, Georgia metropolitan area.

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

The Bloom Agreement provides Bloom with a “profits interest” in the Georgia JV and, in connection with such profits interest, states that profits and losses be allocated to its members based on a hypothetical liquidation of the Georgia JV. In such a scenario, liquidation proceeds would be distributed in the following order: (a) to INVO CTR until the difference between its capital contributions and distributions (the “Hurdle Amount”) equals $0; (b) to Bloom until its distributions equal 150% of the liquidation amounts distributed to INVO CTR (a “catch-up” to rebalance the distributions between members); and (c) thereafter on a pro rata basis. The Georgia JV had no assets or liabilities at the time the units were issued, and, as of December 31, 2022, INVO CTR had made capital contributions greater than the net loss of the Georgia JV. As such, the entire net loss was allocated to INVO CTR, and no loss was allocated to the noncontrolling interest of Bloom.

The Georgia JV opened to patients on September 7, 2021.

The Company determined the Georgia JV is a VIE, and that the Company is its primary beneficiary because the Company has an obligation to absorb losses that are potentially significant and the Company controls the majority of the activities that impact the Georgia JV’s economic performance, specifically control of the INVOcell and lab services quality management. As a result, the Company consolidated the Georgia JV’s results with its own. As of December 31, 2022, the Company invested $0.9 million in the Georgia JV in the form of capital contributions as well as $0.5 million in the form of a note. For the years ended December 31, 2022 and 2021, the Georgia JV recorded net losses of $0.6 million and $0.4 million, respectively. Noncontrolling interest in the Georgia JV was $0.

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

The Alabama JV opened to patients on August 9, 2021.

The Company determined the Alabama JV is a VIE, and that there is no primary beneficiary. As a result, the Company will use the equity method to account for its interest in the Alabama JV. As of December 31, 2022, the Company invested $1.6 million in the Alabama JV in the form of a note. For the years ended December 31, 2022 and 2021, the Alabama JV recorded net losses of $0.3 million and $0.6 million, respectively, of which the Company recognized losses from equity method investments of $0.2 million and $0.3 million, respectively.

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

The Mexico JV opened to patients on November 1, 2021.

The Company determined the Mexico JV is a VIE, and that there is no primary beneficiary. As a result, the Company will use the equity method to account for its interest in the Mexico JV. As of December 31, 2022, the Company invested $0.1 million in the Mexico JV. For the years ended December 31, 2022 and 2021, the Mexico JV recorded net losses of $0.1 million and $0.04 million, respectively, of which the Company recognized a loss from equity method investments of $0.05 million and $0.01 million, respectively.

The following table summarizes our investments in unconsolidated VIEs:

			Carrying Value as of
	Location	Percentage Ownership	December 31, 2022	December 31, 2021
HRCFG INVO, LLC	Alabama, United States	50%	$1,106,905	1,387,495
Positib Fertility, S.A. de C.V.	Mexico	33%	130,960	102,439
Total investment in unconsolidated VIEs			$1,237,865	1,489,934

Earnings from investments in unconsolidated VIEs were as follows:

	Year Ended December 31,
	2022	2021
HRCFG INVO, LLC	$(154,954)	(313,033)
Positib Fertility, S.A. de C.V.	(45,604)	(14,509)
Total earnings from unconsolidated VIEs	$(200,558)	(327,542)

The following tables summarize the combined unaudited financial information of our investments in unconsolidated VIEs:

	Year Ended December 31,
	2022	2021
Statements of operations:
Operating revenue	$822,490	151,672
Operating expenses	(1,316,199)	(821,705)
Net loss	$(493,709)	(670,033)

	December 31, 2022	December 31, 2021
Balance sheets:
Current assets	$261,477	456,967
Long-term assets	1,094,490	1,302,067
Current liabilities	(396,619)	(404,155)
Long-term liabilities	(107,374)	(142,321)
Net assets	$851,974	1,212,558

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

The following table summarizes the Company’s transactions with VIEs:

	Year Ended December 31,
	2022	2021
Bloom Invo, LLC
INVOcell revenue	$13,500	21,600
Unconsolidated VIEs
INVOcell revenue	$30,000	16,310

The Company had balances with VIEs as follows:

	December 31, 2022	December 31, 2021
Bloom Invo, LLC
Accounts receivable	$13,500	21,600
Notes payable	468,031	453,406
Unconsolidated VIEs
Accounts receivable	$46,310	16,310

Note 5 – Inventory

Components of inventory are:

	December 31, 2022	December 31, 2021
Raw materials	$68,723	$67,605
Finished goods	194,879	220,168
Total inventory	$263,602	$287,773

Note 6 – Property and Equipment

The estimated useful lives and accumulated depreciation for equipment are as follows as of December 31, 2022, and December 31, 2021:

Estimated Useful Life
Manufacturing equipment	6 to 10 years
Medical equipment	10 years
Office equipment	3 to 7 years

	December 31, 2022	December 31, 2021
Manufacturing equipment	$132,513	$132,513
Medical equipment	283,065	275,423
Office equipment	77,601	74,891
Leasehold improvements	96,817	96,817
Less: accumulated depreciation	(153,267)	(78,208)
Total equipment, net	$436,729	$501,436

During each of the years ended December 31, 2022, and 2021, the Company recorded depreciation expense of $75,492 and $25,952, respectively.

Note 7 – Intangible Assets

Components of intangible assets are as follows:

	December 31, 2022	December 31, 2021
Trademarks	$-	$110,842
Patents	-	95,355
Accumulated amortization	-	(74,104)
Total patent costs, net	$-	$132,093

The Company capitalizes the initial expense related to establishing patents by country and then amortizes the expense over the life of the patent, typically 20 years. It then expenses annual filing fees to maintain the patents. The Company regularly reviews the value of its patents in the marketplace in proportion to the expense it must spend to maintain the patent.

During the years ended December 31, 2022, and 2021, the Company recorded amortization expenses related to patents of $1,809 and $1,809, respectively.

The trademarks have an indefinite life and therefore are not amortized. Trademarks are periodically reviewed for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable.

As of December 31, 2022 the Company recorded an impairment loss of $132,227 related to trademarks and patents.

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

As of December 31, 2022, the Company’s lease components included in the consolidated balance sheet were as follows:

Lease component	Balance sheet classification	December 31, 2022
Assets
ROU assets - operating lease	Other assets	$1,808,034
Total ROU assets		$1,808,034

Liabilities
Current operating lease liability	Current liabilities	$231,604
Long-term operating lease liability	Other liabilities	1,669,954
Total lease liabilities		$1,901,558

Future minimum lease payments as of December 31, 2022 were as follows:

2023	264,108
2024	251,671
2025	247,960
2026	253,235
2027 and beyond	1,063,010
Total future minimum lease payments	$2,079,984
Less: Interest	(178,426)
Total operating lease liabilities	$1,901,558

Note 9 – Notes Payable

Notes payables consisted of the following:

	December 31, 2022	December 31, 2021
Related party demand notes with a 10% financing fee. 10% annual interest starting January 31, 2023. Notes are callable starting March 31, 2023	770,000	-
Demand notes. 10% annual interest.	100,000
Less debt discount	(107,356)	-
Total, net of discount	762,644	-

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

Related Party Demand Notes

In the fourth quarter of 2022, the Company received $500,000 through the issuance of five demand notes (the “JAG Notes”) from a related party, JAG Multi Investments LLC (“JAG”). The Company’s CFO is a beneficiary of JAG but does not have any control over JAG’s investment decisions with respect to the Company. If paid prior to December 31, 2022 for the initial 3 notes and January 31, 2023 for the last two months, the JAG Notes are interest free. For any amount that remains outstanding past such dates, 10% annual interest accrues from the date of issuance. The notes currently are callable with 10 days prior written notice, which may be delivered to the Company starting on March 31, 2023. At maturity, the Company agreed to pay outstanding principal, a 10% financing fee and accrued interest, if any. The financing fees were recorded as a debt discount and as of December 31, 2022 the Company had amortized $40,333 of the discount.

In consideration for subscribing to the JAG Note for $100,000 dated December 29, 2022, and for agreeing to extend the date on which the other JAG Notes are callable to March 31, 2023, the Company issued JAG a warrant to purchase 350,000 shares of Company common stock. The warrant may be exercised for a period of five (5) years from issuance at a price of $0.50 per share. The financing fees and the fair value of the warrants issued were capped at the total proceeds. The relative fair value of the warrants were recorded as a debt discount and as of December 31, 2022 the Company had amortized $2,903 of the discount.

In the fourth quarter of 2022, the Company received $200,000 through the issuance of demand promissory notes of which (1) $100,000 was received from our chief executive officer, Steven Shum ($60,000 on November 29, 2022, $15,000 on December 2, 2022, and $25,000 on December 13, 2022) and (2) $100,000 was received from an entity controlled by our chief financial officer, Andrea Goren ($75,000 on November 29, 2022 and $25,000 on December 13, 2022). If paid prior to January 31, 2023, these notes are interest free until January 31, 2023. For any amount that remains outstanding past January 31, 2023, 10% annual interest accrues from the date of issuance. These notes are callable with 10 days prior written notice, which may be delivered to the Company starting 30 days from issuance. At maturity, the Company agreed to pay outstanding principal, a 10% financing fee and accrued interest, if any.

The financing fees were recorded as a debt discount and as of December 31, 2022 the Company had amortized $9,419 of the discount.

Demand Notes

In the fourth quarter of 2022, the Company received $100,000 through the issuance of two demand notes. On January 4th, 2023 these notes were reissued as convertible notes with a fixed conversion prices of $0.50 and (ii) 5-year warrants to purchase 100,000 shares of the Company’s common stock at an exercise price of $1.00 (subject to adjustments).

Interest on the notes accrues at a rate of ten percent (10%) per annum and is payable at the holder’s option either in cash or in shares of the Company’s common stock at the conversion price set forth in the notes on December 31, 2023, unless converted earlier.

All amounts due under the notes are convertible at any time after the issuance date, in whole or in part (subject to rounding for fractional shares), at the option of the holders into the Company’s common stock at a fixed conversion price for the notes as described above.

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

In the fourth quarter of 2022, the Company received $700,000 through the issuance of demand notes from related parties, as follows: (a) $500,000 from JAG; (b) $100,000 from our chief executive officer, Steve Shum; and (c) $100,000 from our chief financial officer, Andrea Goren. The Company’s CFO is a beneficiary of JAG but does not have any control over JAG’s investment decisions with respect to the Company. See Note 9 of the Notes to Consolidated Financial Statements for additional information.

As of December 31, 2022 the Company owed accounts payable to related parties totaling $76,948, primarily related to unpaid employee expense reimbursements and unpaid board fees.

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

Year Ended December 31, 2022

During 2022, the Company issued 51,528 shares of common stock to directors and 46,250 shares of common stock to consultants with a fair value of $218,196 and $95,851, respectively. The shares were issued under the Company’s 2019 Stock Incentive Plan (the “2019 Plan”).

During 2022, the Company granted 106,333 restricted stock units to employees that vest 50% at six months from grant date and 50% at twelve months from grant date. The shares were granted under the 2019 Plan. During 2022, the Company had issued 35,666 vested shares and recognized stock-based compensation expense of $266,611 associated with the equity grants.

During 2022, the Company issued 15,000 shares of its common stock to consultants in consideration of services rendered with a fair value of $27,360. These shares were issued pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended. The Company did not receive any cash proceeds from this issuance.

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

The following table sets forth the activity of the options to purchase common stock under the 2019 Plan.

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding as of December 31, 2021	1,055,894	$5.09	$17,250
Granted	453,711	3.59	-
Exercised	-	-	-
Canceled	212,599	7.96	-
Balance as of December 31, 2022	1,297,006	3.40	-
Exercisable as of December 31, 2022	818,559	$4.39	$-

The fair value of each option granted is estimated as of the grant date using the Black-Scholes option pricing model with the following assumptions:

Years ended December 31,
	2022	2021
Risk-free interest rate range	1.6 to 3.94%	0.22% to 0.73%
Expected life of option-years	5.00 to 5.77	5.3 to 6.5
Expected stock price volatility	110 to 114.6%	107% to 125%
Expected dividend yield	-%	-%

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

	Total Intrinsic Value of Options Exercised	Total Fair Value of Options Vested
Year ended December 31, 2021	$-	$1,543,912
Year ended December 31, 2022	$-	$1,616,401

For the year ended December 31, 2022, the weighted average grant date fair value of options granted was $2.92 per share. The Company estimates the fair value of options at the grant date using the Black-Scholes model. For all stock options granted through December 31, 2022, the weighted average remaining service period is 1.13 years.

Restricted Stock and Restricted Stock Units

In the year ended December 31, 2022, the Company granted 204,111 in restricted stock units to certain employees, directors, and consultants under the 2019 Plan. Restricted stock issued to employees, directors, and consultants generally vest either at grant or vest over a period of one year from the date of grant.

The following table summarizes the Company’s restricted stock awards activity under the 2019 Plan during the year ended December 31, 2022:

	Number of Unvested Shares	Weighted Average Grant Date Fair Value	Aggregate Value of Shares

Balance as of December 31, 2021	9,730	$3.72	$36,148
Granted	204,111	2.92	595,846
Vested	(143,174)	3.07	(423,077)
Forfeitures	-	-	-
Balance as of December 31, 2022	70,667	0.42	29,949

Note 13 – Unit Purchase Options and Warrants

The following table sets forth the activity of unit purchase options:

	Number of Unit Purchase Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding as of December 31, 2021	92,893	$3.20	$5,647
Granted	-	-	-
Exercised	-	-	-
Canceled	-	-	-
Balance as of December 31, 2022	92,893	3.20	-

The following table sets forth the activity of warrants:

	Number of Warrants	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding as of December 31, 2021	167,272	$3.62	$16,029
Granted	350,000	0.50	-
Exercised	-	-	-
Canceled	-	-	-
Balance as of December 31, 2022	517,272	$1.51	$-

Note 14 – Income Taxes

The provision for income taxes consists of the following for the year ended December 31, 2022, and 2021:

	December 31
	2022	2021
Federal income taxes:
Current	$-	$-
Deferred	315	(280)
Total federal income taxes	315	(280)

State income taxes:
Current	2,062	4,094
Deferred	496	390
Total state income taxes	2,558	4,484
Total income taxes	$2,872	$4,764

The effective income tax rate is lower than the U.S. federal and state statutory rates primarily because of the valuation allowance and, to a lesser extent, permanent items. A reconciliation of the 2022 and 2021 federal statutory rate as compared to the effective income tax rate is as follows:

	December 31
	2022		2021
Pre-Tax Book Income at Statutory Rate	$(2,202,718)	21.00%	$(1,363,829)	21.00%
State Tax Expense, net	1,629	-0.02%	3,624	-0.06%
Permanent Items	348,768	-3.33%	425,318	-6.55%
Hanging Credit	811	-0.01%	-	-
True-Ups	(36,554)	0.35%	713,398	-10.98%
Change in Federal Valuation Allowance	1,890,936	-18.03%	226,255	-3.48%
Total Expense	$2,872	-0.03%	$4,764	-0.07%

Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax. Significant components of the deferred tax assets and liabilities as of December 31, 2022 and 2021, are as follows:

	December 31
	2022	2021

Deferred tax assets:
Accrued Compensation	$243,056	$150,952
Lease (ASC 842)	342,254	365,602
Charitable Contributions	2,771	136
Stock Option Expense	117,099	75,590
Restricted Stock Unit	62,090	12,929
Net Operating Losses	8,395,160	6,406,223
Org Costs	81,255	72,455
-IRC Sec. 174 Expense	275,519	-
Investment in HRCFG INVO, LLC	123,217	81,234
Equity in earnings - Positib	19,950	3,765
Gross deferred tax assets	9,662,371	7,168,886

Deferred tax liabilities:
Fixed Assets	(21,560)	(26,907)
ROU Lease (ASC 842)	(5,858)	(353,551)
Trademark Amortization	(327,946)	(4,309)
Deferred Revenue	(47)	-
Tax Amortization of Org Cost	(7,222)	-
Gain/Loss on sale of assets	(2,561)	-
Gross deferred tax liability	(365,194)	(384,767)
Less: valuation allowance	(9,299,126)	(6,785,258)
Net deferred tax liability	$(1,949)	$(1,139)

The Company recorded a full valuation allowance against its net deferred tax asset at December 31, 2022 and 2021 totaling $9.3 million and $6.8 million, respectively. A naked credit resulting from indefinite lived intangibles was valued at December 31, 2022, and 2021 totaling $(1,949) and ($1,139), respectively.

As of December 31, 2022, the Company has federal net operating loss carryforwards of approximately $32.8 million. Of that amount, $10.8 million will expire, if not utilized, in various years beginning in 2028 and which are also subject to the limitations of IRC §382. The remaining carryforward amount of $15.0 million, has no expiration period and can be applied to 80% of taxable income per year in future periods. State net operating loss carryforwards total $8.9 million. Of that amount, $3.5 million will begin to expire in 2033 and are subject to the limitations of IRC §382. The remaining $20.0 million of state net operating loss carryforwards are similar to the federal net operating loss in that it has no expiration period and can be applied to 100% of state taxable income per year.

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

Note 16 – Subsequent Events

January and March 2023 Convertible Note and Warrant Financings

In January and March 2023, we sold unsecured convertible notes of the Company in the aggregate original principal amount of $410,000 (the “Convertible Notes”) with a fixed conversion prices of $0.50 (for the $275,000 of January 2023 Notes) and $0.60 (for the $135,000 of March 2023 Notes) and (ii) 5-year warrants (the “Note Warrants”) to purchase 387,500 shares of the Company’s common stock at an exercise price of $1.00 (subject to adjustments) (the “Note and Warrant Private Placement”). The proceeds were used for working capital and general corporate purposes.

Interest on the Convertible Notes accrues at a rate of ten percent (10%) per annum and is payable at the holder’s option either in cash or in shares of the Company’s common stock at the conversion price set forth in the Convertible Notes on December 31, 2023, unless converted earlier.

All amounts due under the Convertible Notes are convertible at any time after the issuance date, in whole or in part (subject to rounding for fractional shares), at the option of the holders into the Company’s common stock at a fixed conversion price for the Notes as described above.

Upon any issuance by the Company of any of its equity securities in an underwritten offering, including Common Stock, for cash consideration, indebtedness or a combination thereof after the date hereof (a “Subsequent Equity Financing”), each holder shall have the option to convert the outstanding principal and accrued but unpaid interest of its Convertible Note into the number of fully paid and non-assessable shares of securities issued in the Subsequent Equity Financing equal to the product of unpaid principal, together with the balance of unpaid and accrued interest and other amounts payable hereunder, divided by the price per share paid by the investors in the Subsequent Equity Financing multiplied by 80%, provided however, that any conversion shall only be allowed if the Subsequent Equity Financing conversion price is equal to or greater than the Minimum Price (as defined in the Convertible Notes) including an appropriate allocation any warrants offered.

A Convertible Note may not be converted and shares of common stock may not be issued under the Convertible Notes if, after giving effect to the conversion or issuance, the holder together with its affiliates would beneficially own in excess of 9.99% of the Company’s outstanding ordinary shares.

The Company may prepay the Convertible Notes at any time in whole or in part by paying a s sum of money equal to 100% of the principal amount to be redeemed, together with accrued and unpaid interest.

The Company entered into a registration rights agreement with the holders of and of even date with the Convertible Notes (the “Note RRA”). Pursuant to the terms of Note RRA, if the Company determines to register any of its securities, either for its own account or the account of a security holder or holders, other than (i) a registration relating solely to employee benefit plans on Form S-8 (or any successor form) or (ii) a registration relating solely to a Commission Rule 145 transaction on Form S-4 (or any successor form), the Company will include in such registration, and in any underwriting involved therein, the shares underlying the Convertible Notes and Note Warrants delivered pursuant to the Note and Warrant Purchase Agreements, subject to, in the case of an underwritten registration, the discretion of the managing underwriter to reduce any or all piggyback registration shares if in its good faith judgment such inclusion would affect the successful marketing of the underwritten offering.

February 2023 Convertible Debentures

On February 3, and February 17, 2023, the Company entered into securities purchase agreements (the “February Purchase Agreements”) with accredited investors (the “February Investors”) for the purchase of (i) convertible debentures of the Company in the aggregate original principal amount of $500,000 (the “February Debentures”) for a purchase price of $450,000, (ii) warrants (the “February Warrant”) to purchase 250,000 shares (the “February Warrant Shares”) of the Company’s common stock par value $0.0001 per share (“Common Stock”) at an exercise price of $0.75 per share, and (iii) 83,333 shares of Common Stock (the “February Commitment Shares”) issued as an inducement for issuing the Debentures. The proceeds, net of placement agent and legal fees, are being used for working capital and general corporate purposes.

Pursuant to the February Debentures, interest on the February Debentures accrues at a rate of eight percent (8%) per annum and is payable at maturity, one year from the date of the February Debentures.

All amounts due under the February Debentures are convertible at any time after the issuance date, in whole or in part, at the option of the February Investors into Common Stock at an initial price of $0.52 per share. This conversion price is subject to adjustment for stock splits, combinations or similar events and anti-dilution provisions, among other adjustments and is subject to a floor price.

The Company may prepay the February Debentures at any time in whole or in part by paying a sum of money equal to 105% of the principal amount to be redeemed, together with accrued and unpaid interest.

While any portion of each February Debenture remains outstanding, if the Company receives cash proceeds of more than $2,000,000 (the “Minimum Threshold”) in the aggregate from any source or series of related or unrelated sources, the February Investors shall have the right in their sole discretion to require the Company to immediately apply up to 50% of all proceeds received by the Company above the Minimum Threshold to repay the outstanding amounts owed under the February Debentures.

The Company entered into a Registration Rights Agreement (the “February RRA”) with the February Investor that signed its purchase agreement on February 3, 2023 (the “Feb 3 Investor”). Pursuant to the terms of February RRA, the Company has agreed to file with the SEC an initial registration statement on Form S-3 (or Form S-1 if S-3 is not available) covering the resale of all of the securities acquired by the Feb 3 Investor under its February Purchase Agreement. The filing of such initial registration statement is to occur within 90 days of February 3, 2023.

On March 31, 2023, having received notice from the February Investor that signed its purchase agreement on February 17, 2023 (the “Feb 17 Investor”) requesting repayment of its February Debenture, the Company paid the Feb 17 Investor $170,000, including interest and the prepayment premium. After such payment, the principal due the Feb 17 Investor under its debenture was reduced from $200,000 to $39,849.

On April 3, 2023, having received notice from the Feb 3 requesting repayment of its February Debenture, the Company paid the Feb 3 Investor $213,879, including interest and the prepayment premium. After such payment, the principal due the Feb 3 Investor under its debenture was reduced from $300,000 to $100,000.

February 2023 Equity Purchase Agreement

On February 3, 2023, the Company entered into an equity purchase agreement (the “ELOC”) and registration rights agreement (the “ELOC RRA”) with the Feb 3 Investor pursuant to which the Company has the right, but not the obligation, to direct the Feb 3 Investor to purchase up to $10.0 million (the “Maximum Commitment Amount”) of shares of Common Stock, in multiple tranches. Further, under the ELOC and subject to the Maximum Commitment Amount, the Company has the right, but not the obligation, to submit notices to the Feb 3 Investor to purchase shares of Common Stock (i) in a minimum amount of not less than $25,000 and (ii) in a maximum amount of up to the lesser of (a) $750,000 or (b) 200% of the Company’s average daily trading value of the Common Stock.

Also on February 3, 2023, the Company issued to the Feb 3 Investor 150,000 shares of Common Stock for its commitment to enter into the ELOC.

The obligation of the Feb 3 Investor to purchase shares of Common Stock pursuant to the ELOC ends on the earlier of (i) the date on which the purchases under the ELOC equal the Maximum Commitment Amount, (ii) 24 months after the date of the ELOC (February 3, 2025), (iii) written notice of termination by the Company, (iv) the date that the ELOC RRA is no longer effective after its initial effective date, or (v) the date that the Company commences a voluntary case or any person or entity commences a proceeding against the Company pursuant to or within the meaning of federal or state bankruptcy law, a custodian is appointed for the Company or for all or substantially all of its property, or the Company makes a general assignment for the benefit of its creditors (the “Commitment Period”).

During the Commitment Period, the price that Feb 3 Investor will pay to purchase the shares of Common Stock that it is obligated to purchase under the ELOC shall be 97% of the “market price,” which is defined as the lesser of (i) the lowest closing price of our Common Stock during the 7 trading day-period following the clearance date associated with the applicable put notice from the Company or (ii) the lowest closing bid price of the Common Stock on the principal trading market for the Common Stock (currently, the Nasdaq Capital Market) on the trading day immediately preceding a put date.

Wisconsin Fertility Institute Acquisition

On March 16, 2023, INVO, through Wood Violet Fertility LLC, a Delaware limited liability company (“Wood Violet”) and wholly owned subsidiary of INVO Centers LLC, a Delaware company wholly-owned by INVO, entered into binding purchase agreements to acquire Wisconsin Fertility Institute (“Wisconsin Fertility”) for a combined purchase price of $10 million.

The purchase price is payable in four installments of $2.5 million each (which payments may be offset by assumption of certain Wisconsin Fertility liabilities, payable at closing and on each of the subsequent three anniversaries of closing. The sellers have the option to take all or a portion of the final three installments in shares of INVO common stock valued at $6.25, $9.09, and $14.29, for the second, third, and final installments, respectively.

Wisconsin Fertility is comprised of (a) a medical practice, Wisconsin Fertility and Reproductive Surgery Associates, S.C., a Wisconsin professional service corporation d/b/a Wisconsin Fertility Institute (“WFRSA”), and (b) a laboratory services company, Fertility Labs of Wisconsin, LLC, a Wisconsin limited liability company (“FLOW”). WFRSA owns, operates and manages the Clinic’s fertility practice that provides direct treatment to patients focused on fertility, gynecology and obstetrics care and surgical procedures, and employs physicians and other healthcare providers to deliver such services and procedures. FLOW provides WFRSA with related laboratory services.

March 2023 Registered Direct Offering

On March 23, 2023, INVO entered into a securities purchase agreement (the “March Purchase Agreement”) with a certain institutional investor, pursuant to which the Company agreed to issue and sell to such investor (i) in a registered direct offering, 1,380,000 shares (the “March Shares”) of Common Stock, and pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to 2,300,000 shares of Common Stock, at an exercise price of $0.01 per share, and (ii) in a concurrent private placement, common stock purchase warrants (the “March Warrants”), exercisable for an aggregate of up to 5,520,000 shares of Common Stock, at an exercise price of $0.63 per share. The securities to be issued in the registered direct offering (priced at the marked under Nasdaq rules) were offered pursuant to the Company’s shelf registration statement on Form S-3 (File 333-255096) (the “Shelf Registration Statement”), initially filed by the Company with the SEC under the Securities Act of 1933, as amended (the “Securities Act”), on April 7, 2021 and declared effective on April 16, 2021. The Pre-Funded Warrants are exercisable upon issuance and will remain exercisable until all of the Pre-Funded Warrants are exercised in full.

The March Warrants (and the shares of Common Stock issuable upon the exercise of the Private Warrants) were not registered under the Securities Act and were offered pursuant to an exemption from the registration requirements of the Securities Act provided in Section 4(a)(2) of the Securities Act and Rule 506(b) promulgated thereunder. The March Warrants are immediately exercisable upon issuance, will expire eight years from the date of issuance, and in certain circumstances may be exercised on a cashless basis.

On March 27, 2023, the Company closed the offering, raising gross proceeds of approximately $3 million before deducting placement agent fees and other offering expenses payable by the Company. In the event that all March Warrants are exercised for cash, the Company would receive additional gross proceeds of approximately $3.5 million. Under the March Purchase Agreement, the Company may use a portion of the net proceeds of the offering to (a) repay February Debentures, and (b) to pay the down payment for Wisconsin Fertility acquisition. The remainder of the net proceeds will be used for working capital, capital expenditures, and other general corporate purposes.

Under the March Purchase Agreement, the Company is required within 30 days of the closing date of the offering to file a registration statement on Form S-1 (the “Resale Registration Statement”) registering the resale of the shares of Common Stock issuable upon the exercise of the March Warrants. The Company is required to use commercially reasonable efforts to cause such registration to become effective within 75 days of the closing date of the offering (or 120 days if the registration statement is subject to a full-review by the SEC), and to keep such registration statement effective at all times until no March Warrants remain outstanding.

In addition, pursuant to certain “lock-up” agreements, our officers and directors have agreed, for a period of 180 days from the date of the offering, not to engage in any of the following, whether directly or indirectly, without the consent of the March Purchase Agreement investor: offer to sell, sell, contract to sell pledge, grant, lend, or otherwise transfer or dispose of our common stock or any securities convertible into or exercisable or exchangeable for Common Stock (the “Lock-Up Securities”); enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of the Lock-Up Securities; make any demand for or exercise any right or cause to be filed a registration statement, including any amendments thereto, with respect to the registration of any Lock-Up Securities; enter into any transaction, swap, hedge, or other arrangement relating to any Lock-Up Securities subject to customary exceptions; or publicly disclose the intention to do any of the foregoing.

Stock Incentive Plan Issuances

During the first quarter of 2023, the Company issued 185,736, shares of common stock to employes and consultants under the 2019 Stock Incentive Plan.

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

Our management, including the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. These disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2022.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (1992 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation of our internal control over financial reporting, management has concluded that, as of December 31, 2022, our internal control over financial reporting was effective.

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

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 is incorporated by reference to our definitive Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2022.

Item 11. Executive and Director Compensation

The information required by this Item 11 is incorporated by reference to our definitive Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2022.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated by reference to our definitive Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2022.

Item 13. Certain Relationships and Related Transactions

The information required by this Item 13 is incorporated by reference to our definitive Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2022.

Item 14. Principal Accountant Fees and Services

The information required by this Item 14 is incorporated by reference to our definitive Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2022.

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

(b) Exhibits

EXHIBIT INDEX

Exhibit No.	Exhibit
3.1	Amended and Restated Articles of Incorporation. Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2009.
3.2	Certificate of Change. Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 22, 2020.
3.3	By-Laws of INVO Bioscience. Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on November 13, 2007.
4.1*	Description of Capital Stock
4.2	Form of Senior Secured Convertible Promissory Note, dated July 2009. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 17, 2009.
4.3	Form of Convertible Promissory Note Purchase Agreement, dated July 2009. Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 17, 2009.
4.4	Form of Convertible Promissory Note, dated January 2018. Incorporated by reference to Exhibit 4.3 to the Annual Report on Form 10-K filed on April 16, 2019.
4.5	Form of Convertible Note Purchase Agreement, dated January 2018. Incorporated by reference to Exhibit 4.4 to the Annual Report on Form 10-K filed on April 16, 2019.
4.6	Form of Secured Convertible Note, dated May 2020. Incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2020.
4.7	Form of Unit Purchase Option, dated May 2020. Incorporated by reference to Exhibit 4.2 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2020.
4.8	Form of Warrant, dated May 2020. Incorporated by reference to Exhibit 4.3 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2020.
4.9	Form of Placement Agent Warrant to Purchase Common Stock, filed as Exhibit 4.1 to our Current Report dated October 1, 2021 and filed with the Securities and Exchange Commission on October 5, 2021 and incorporated herein by reference.

4.10	Demand Promissory Note between the registrant and JAG Multi Investments LLC, filed as Exhibit 4.1 to our Quarterly Report on Form 10-Q filed with the Securities Exchange Commission on November 14, 2022 and incorporated herein by reference.
4.11	Form of Warrant, filed as Exhibit 4.5 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2023 and incorporated herein by reference.
4.12	Form of Debenture, filed as Exhibit 4.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 9, 2023 and incorporated herein by reference.
4.13	Form of Warrant, filed as Exhibit 4.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 9, 2023 and incorporated herein by reference.
4.14	Form of Debenture, filed as Exhibit 4.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 9, 2023 and incorporated herein by reference.
4.15	Form of Warrant, filed as Exhibit 4.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 9, 2023 and incorporated herein by reference.
4.17	Form of Convertible Promissory Note, filed as Exhibit 4.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 23, 2023 and incorporated herein by reference.
4.18	Form of Warrant, filed as Exhibit 4.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 23, 2023 and incorporated herein by reference.
4.20	Form of Pre-funded Warrant, filed as Exhibit 4.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 28, 2023 and incorporated herein by reference.
4.21	Form of Private Placement Warrant, filed as Exhibit 4.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 28, 2023 and incorporated herein by reference.
4.22	Form of Placement Agent Warrant, filed as Exhibit 4.3 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 28, 2023 and incorporated herein by reference.
10.1	Short Term Note, dated March 5, 2009 between the registrant and Kathleen Karloff. Incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2009.
10.2	Short Term Note, dated May 19, 2019 between the registrant and Kathleen Karloff. Incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2009.
10.3	Promissory Note, dated August 9, 2016, between the registrant and Kavanaugh Rosenthal Peisch & Ford, LLP. Incorporated by reference to Exhibit 10.3 the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 16, 2019.
10.4	Distribution Agreement, dated November 12, 2018, between the Registrant and Ferring International Center S.A,. Incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 16, 2019.
10.5	Supply Agreement, dated November 12, 2018, between the registrant and Ferring International Center S.A. Incorporated by reference to Exhibit 10.5 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 16, 2019.
10.6	Joint Venture Agreement, dated January 13, 2020, between the registrant and Medesole Healthcare and Trading Private Limited, India. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2020.
10.7	Employment Agreement, dated October 16, 2019, between the registrant and Steven Shum. Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 15, 2019.
10.8	Employment Agreement, dated January 15, 2020, between the registrant and Michael Campbell. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 21, 2020.
10.9	Commercial Lease Agreement, dated May 1, 2019 between the registrant and PJ LLC. Incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2020.
10.10	2019 Stock Incentive Plan, incorporated by reference to the Registration Statement on Form S-8 with the Securities and Exchange Commission on October 16, 2019.
10.11	Pre-Incorporation and Shareholders Agreement between INVO Centers, LLC, Francisco Arredondo, M.D. PLLC and Ramiro Ramirez Guiterrez. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 30, 2020.
10.12	Distribution Agreement, dated November 23, 2020, between the registrant and IDS Medical Systems (M) Sdn Bhda. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 25, 2020.
10.13	Joint Venture Agreement, dated November 23, 2020, between the registrant and SNS Nurni SDN BHD. Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 25, 2020.
10.14	Joint Venture Agreement, dated November 23, 2020, between the registrant and Ginekaliks Dooel. Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 25, 2020.
10.15	Distribution Agreement, dated December 2, 2020, between the registrant and Tasnim Behboud Arman. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 8, 2020.
10.16	Form of Securities Purchase Agreement, dated May 2020. Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2020.
10.17	Form of Security Agreement, dated May 2020. Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2020.
10.18	Form of Registration Rights Agreement, dated May 2020. Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2020.
10.19	Amendment No. 1 to Distribution Agreement, between the registrant and Ferring International Center S.A. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 8, 2021.

10.20	HRCFG INVO LLC Limited Liability Company Agreement, dated March 10, 2021, between the registrant and HRCFG, LLC. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 15, 2021.
10.21	Note, dated March 10, 2021, between the registrant and HRCFG, LLC. Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 15, 2021.
10.22	Lease, dated March 2021, with Trustmark National Bank filed as Exhibit 10.22 to our Annual Report on Form 10-K for the year ended December 31, 2020 and incorporated herein by reference.
10.23	Partnership Agreement dated April 9, 2021 between the registrant and Lyfe Medical, LLC, filed as Exhibit 10.1 to our Current Report on Form 8-K dated April 9, 2021 and filed with the Securities and Exchange Commission on April 13, 2021 and incorporated by reference herein.
10.24	Amended and Restated Employment Agreement with Andrea Goren dated June 14, 2021, filed as Exhibit 10.1 to our Current Report on Form 8-K dated June 14, 2021 and filed with the Securities and Exchange Commission on June 15, 2021 and incorporated herein by reference.
10.25	Joint Venture Agreement dated June 28, 2021 between INVO Centers, LLC and Bloom Fertility, LLC, filed as Exhibit 10.1 to our Current Report on Form 8-K dated June 28, 2021 and filed with the Securities and Exchange Commission on June 30, 2021 and incorporated herein by reference.
10.26	Limited Liability Company Agreement of Bloom INVO, LLC dated June 28, 2021, filed as Exhibit 10.2 to our Current Report on Form 8-K dated June 28, 2021 and filed with the Securities and Exchange Commission on June 30, 2021 and incorporated herein by reference.
10.27	Management Services Agreement dated June 28, 2021 between Bloom INVO LLC, Bloom Fertility LLC and Sue Ellen Carpenter, filed as Exhibit 10.3 to our Current Report on Form 8-K dated June 28, 2021 and filed with the Securities and Exchange Commission on June 30, 2021 and incorporated herein by reference.
10.28	INVOcell Supply Agreement dated June 28, 2021 between the registrant and Bloom INVO LLC, filed as Exhibit 10.4 to our Current Report on Form 8-K dated June 28, 2021 and filed with the Securities and Exchange Commission on June 30, 2021 and incorporated herein by reference.
10.29	Intellectual Property License Agreement dated June 28, 2021 between Bloom INVO LLC and the registrant, filed as Exhibit 10.5 to our Current Report on Form 8-K dated June 28, 2021 and filed with the Securities and Exchange Commission on June 30, 2021 and incorporated herein by reference.
10.30	Intellectual Property License Agreement dated June 28, 2021 between Bloom INVO LLC, Bio X Cell Inc. and the registrant, filed as Exhibit 10.6 to our Current Report on Form 8-K dated June 28, 2021 and filed with the Securities and Exchange Commission on June 30, 2021 and incorporated herein by reference.
10.31	Sublease Agreement dated June 29, 201 between Assure Fertility Partners of Atlanta II, LLC and Bloom INVO LLC, filed as Exhibit 10.7 to our Current Report on Form 8-K dated June 28, 2021 and filed with the Securities and Exchange Commission on June 30, 2021 and incorporated herein by reference.
10.32	Guarantee of Sublease made by the registrant in favor of Assure Fertility Partners of Atlanta II, LLC and Bloom INVO, LLC, filed as Exhibit 10.8 to our Current Report on Form 8-K dated June 28, 2021 and filed with the Securities and Exchange Commission on June 30, 2021 and incorporated herein by reference.
10.33	Share Purchase Agreement dated September 1, 2021 among Ernest Broome, Lyle Oberg, Richard Ross, Dr. Seang Lin Tan, the registrant and Effortless IVF Canada Inc., filed as Exhibit 10.1 to our Current Report dated September 1, 2021 and filed with the Securities and Exchange Commission on September 7, 2021 and incorporated herein by reference.
10.34	Stock Purchase Agreement dated September 30, 2021 between the registrant and Paradigm Opportunities Fund, LP, filed as Exhibit 10.1 to our Current Report dated October 1, 2021 and filed with the Securities and Exchange Commission on October 4, 2021 and incorporated herein by reference.
10.35	Placement Agent Agreement dated October 1, 2021 between the registrant and Paulson Investment Company, LLC, filed as Exhibit 10.1 to our Current Report dated October 1, 2021 and filed with the Securities and Exchange Commission on October 5, 2021 and incorporated herein by reference.
10.36	Form of Stock Purchase Agreement dated October 1, 2021 between the registrant and the purchasers set forth therein, filed as Exhibit 10.2 to our Current Report dated October 1, 2021 and filed with the Securities and Exchange Commission on October 5, 2021 and incorporated herein by reference.
10.37	Termination Notice from Ferring International Center S.A. dated November 2, 2021, filed as Exhibit 10.1 to our Current Report on Form 8-K dated November 2, 2021 and filed with the Securities and Exchange Commission on November 8, 2021 and incorporated herein by reference.
10.38	Amendment No. 1 to Stock Purchase Agreement dated November 29, 2021 between the registrant and Paradigm Opportunities Fund LP, filed as Exhibit 10.1 to our Current Report on Form 8-K dated November 29, 2021 and filed with the Securities and Exchange Commission on December 2, 2021 and incorporated herein by reference.
10.39	Amendment No. 2 to Stock Purchase Agreement dated November 29, 2021 between the registrant and Paradigm Opportunities Fund LP, filed as Exhibit 10.1 to our Current Report on Form 8-K dated December 31, 2021 and filed with the Securities and Exchange Commission on January 6, 2022 and incorporated herein by reference.
10.41	Exclusive Distribution Agreement between the registrant and Onesky Holding Limited dated May 13, 2022, filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 16, 2022 and incorporated herein by reference.
10.42	Lease Agreement with INVO Centers, LLC dated May 23, 2022, filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 26, 2022 and incorporated herein by reference.
10.43	Second Amended and Restated 2019 Stock Option Plan, filed as Appendix A to our Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on August 25, 2022 and incorporated herein by reference.
10.44	Distribution Agreement by and between the registrant and Ming Mei Technology Co. Ltd. dated January 3, 2023, filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2023 and incorporated herein by reference.
10.45	Form of Convertible Promissory Note, filed as Exhibit 4.4 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2023 and incorporated herein by reference.
10.46	Securities Purchase Agreement dated January 4, 2023, filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2023 and incorporated herein by reference.
10.47	Registration Rights Agreement dated January 4, 2023, filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2023 and incorporated herein by reference.
10.48	Securities Purchase Agreement dated February 3, 2023, filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 9, 2023 and incorporated herein by reference.
10.49	Registration Rights Agreement to Debenture and Warrant dated February 3, 2023, filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 9, 2023 and incorporated herein by reference.
10.50	Equity Purchase Agreement dated February 3, 2023, filed as Exhibit 10.4 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 9, 2023 and incorporated herein by reference.
10.51	Registration Rights Agreement to Equity Purchase Agreement dated February 3, 2023, filed as Exhibit 10.5 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 9, 2023 and incorporated herein by reference.
10.52	Asset Purchase Agreement between the registrant, WFRSA and The Elizabeth Pritts Revocable Living Trust dated March 16, 2023, filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 20, 2023 and incorporated herein by reference.
10.53	Membership Interest Purchase Agreement by and between the registrant and FLOW, IVF Science, LLC dated March 16, 2023, filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 20, 2023 and incorporated herein by reference.
10.54	Securities Purchase Agreement dated March 17, 2023, filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 23, 2023 and incorporated herein by reference.
10.55	Registration Rights Agreement dated March 17, 2023, filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 23, 2023 and incorporated herein by reference.
10.56	Placement Agency Agreement by and between the registrant and Maxim Group, LLC dated March 23, 2023, filed as Exhibit 1.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 28, 2023 and incorporated herein by reference.
21.1*	Subsidiaries
23.1*	Consent of M&K CPAs, PLLC
31.1*	Certification by Principal Executive Officer pursuant to Rule 13a-4(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification by Principal Financial Officer pursuant to Rule 13a-4(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1**	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File – the cover page of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2022 is formatted in Inline XBRL

* Filed herewith

** Furnished herewith

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on April 17, 2023.

INVO Bioscience, Inc.

Date: April 17, 2023	By:	/s/ Steven Shum
Steven Shum
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 17, 2023.

Signature	Title

/s/ Steven Shum	Chief Executive Officer and director
Steven Shum	(Principal Executive Officer)

/s/ Andrea Goren	Chief Financial Officer
Andrea Goren	(Principal Financial and Accounting Officer)

/s/ Matthew Szot
Matthew Szot	Director

/s/ Trent Davis
Trent Davis	Director

/s/ Barbara Ryan
Barbara Ryan	Director

/s/ Rebecca Messina
Rebecca Messina	Director

