Form 10-K/A
period 2022-12-31
INVO Bioscience, Inc.
filed 2023-04-27
CIK 1417926

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

The number of shares outstanding of the registrant’s common stock, $0.0001 par value, as of April 17, 2023 was 13,971,283.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Audit Firm Id	Auditor Name:	Auditor Location:
2738	M&K CPAS, PLLC	Houston, TX

Explanatory Note

This Amendment No. 1 to Form 10-K (this “Amendment” or “Amendment No. 1”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2022 originally filed on April 17, 2022 (the “Original Filing”) by INVO Bioscience, Inc., a Nevada corporation (“INVO,” the” Company,” “we,” or “us”). We are filing this Amendment to present the information required by Part III of Form 10-K as we will file our definitive proxy statement more than 120 days after the end of our fiscal year ended December 31, 2022. The references in the Original Filing to the incorporation by reference of our definitive proxy statement into Part III of the Original Filing are hereby deleted. In addition, Item 15 of Part IV is being amended solely to include currently dated certifications in accordance with Rule 13a-13(a) promulgated by the SEC under the Securities Exchange Act of 1934, as amended, with paragraphs 3, 4, and 5 omitted, since no financial statements are contained within this Amendment. Because no financial statements are contained within this Amendment, the Company is not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act 0f 2002 or any disclosures with respect to Items 307 or 308 of Regulation S-K.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing. Accordingly, this Amendment should be read in conjunction with our Original Filing and our other filings made with the SEC subsequent to the filing of the Form 10-K.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth information with respect to each of our directors and executive officers including their positions and age as of the date of this Annual Report.

NAME	AGE	POSITION
Mr. Steven Shum	52	Director, Chief Executive Officer

Mr. Andrea Goren	55	Chief Financial Officer

Mr. Michael Campbell	63	Chief Operating Officer and Vice President of Business Development

Mr. Matthew Szot	48	Director

Mr. Trent Davis	54	Director

Ms. Barbara Ryan	62	Director

Ms. Rebecca Messina	50	Director

Item 11. Executive and Director Compensation

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

Matthew Szot. Mr. Szot is one of our directors, a position he has held since September 13, 2020, and serves as Chairman of the Audit Committee and Compensation Committee, positions he has held since September 14, 2020. Mr. Szot is currently the Chief Financial Officer of Cadrenal Therapeutics, Inc. (Nasdaq: CVKD), a late-stage biopharmaceutical company where he has served since May 2022. From March 2010 to November 2021, Mr. Szot served as the Executive Vice President and Chief Financial Officer of S&W Seed Company (Nasdaq: SANW), an agricultural biotechnology company. Mr. Szot is also currently a director and serves as Vice Chairman of the board, Chairman of the Audit Committee and a member of both the Compensation Committee and Nominating and Governance Committees of SenesTech (Nasdaq: SNES), a publicly traded life science company with next generation technologies for managing animal pest populations through fertility control. From June 2018 to August 2019, Mr. Szot served on the board of directors and as Chairman of the Audit Committee of Eastside Distilling, Inc. (Nasdaq; EAST), a publicly traded company in the craft spirits industry. From February 2007 until October 2011, Mr. Szot served as the Chief Financial Officer for Cardiff Partners, LLC, a strategic consulting company that provided executive financial services to various publicly traded and privately held companies. Prior thereto, from 2003 to December 2006, Mr. Szot served as Chief Financial Officer and Secretary of Rip Curl, Inc., a market leader in wetsuit and action sports apparel products. From 1996 to 2003, Mr. Szot was a Certified Public Accountant with KPMG in the San Diego and Chicago offices and served as an Audit Manager for various publicly traded companies. Mr. Szot graduated with High Honors from the University of Illinois, Champaign-Urbana with a Bachelor of Science degree in Agricultural Economics/Accountancy. Mr. Szot is a Certified Public Accountant in the State of California.

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

Barbara Ryan. Ms. Ryan is one of our directors, a position she has held since September 2020. Ms. Ryan founded Barbara Ryan Advisors, a capital markets and communications firm, in 2012 following a more than 30-year career on Wall Street as a sell-side research analyst covering the US Large Cap Pharmaceutical Industry. Ms. Ryan has deep experience in equity and debt financings, M&A, valuation, SEC reporting, financial analysis and corporate strategy across a broad range of life sciences companies. Barbara worked on several of the industry’s largest M&A transactions; Shire’s defense versus a hostile takeover attempt by Abbvie, Shire’s takeover of Baxalta, Allergan’s defense against Valeant and Perrigo’s defense versus Mylan. Barbara served as an executive team member and on the disclosure committee for Radius Health from January 2014 to December 2017 and played a critical role in the Company’s IPO and subsequent follow on offerings which raised over $1 billion. Previously, Ms. Ryan was a Managing Director at Deutsche Bank/Alex Brown and Head of the company’s Pharmaceutical Research Team for 19 years and began her research career covering the pharmaceutical industry at Bear Stearns in 1982. Ms. Ryan also covered the drug wholesalers and PBMs and was the lead analyst on many high-profile IPO’s including Express Scripts, PSSI, and Henry Schein. Ms. Ryan currently serves as a director on the Board of Indivior, PLC, MiNK Therapeutics where she Chairs the Audit Committee, Safecor Heatlh, OcuTerra Therapeutics, and The Red Door Community (formerly Gilda’s Club NYC), a non-profit organization. Barbara is the Founder of Fabulous Pharma Females, a non-profit whose mission is to advance women in the biopharma industry, is a member of the Editorial Advisory Board of Pharmaceutical Executive Magazine, a member of the Biopharma Executive Council, a Faculty member of the GLG Institute and a member of the Prix Galien Executive Advisory Board.

Rebecca Messina Ms. Messina is one of our directors, a position she has held since April 2021. Ms. Messina also serves as the Chairman of our Marketing Committee, a position she has held since May 2021. Ms. Messina is currently a senior advisor at McKinsey & Company, a position she has held since 2019. From 2018-2019, Ms. Messina served as Global Chief Marketing Officer for Uber and from 2016-2018, Ms. Messina served as Senior Vice President, Global Chief Marketing Officer for Beam Suntory. Prior to that, Ms. Messina spent 22 years with The Coca-Cola Company in various roles of increasing responsibility, serving as Senior Vice President, Marketing & Innovation, Ventures & emerging Brands from 2014-2016. Ms. Messina is currently a director for each of Nick’s Ice Cream, Zico Rising, Make-a-Wish Foundation, Bartesian, and Mobile Marketing Association, all private companies. Ms. Messina received her Bachelor of Arts from Miami University of Ohio in 1994.

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

Our Board has undertaken a review of the independence of our directors and considered whether any director has a material relationship with us that could compromise his or her ability to exercise independent judgment in carrying out his or her responsibilities, and determined that Trent Davis, Matthew Szot, Barbara Ryan and Rebecca Messina representing four of our five directors, are independent under Nasdaq listing rules. Mr. Shum is not considered independent due to his position as our Chief Executive Officer.

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

Our Marketing Committee currently consists of Ms. Messina (Chair) and Ms. Ryan.

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

Nominating and Corporate Governance Committee

Our Nominating and Corporate Governance Committee consists of Mr. Davis (Chair), Ms. Ryan and Mr. Szot.

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

Audit Committee Related Function

Our Audit Committee members currently consist of Mr. Szot (Chair), Ms. Messina and Ms. Ryan. Each of the members of our Audit Committee is an independent director under the Nasdaq listing rules, satisfies the additional independence criteria for Audit Committee members and satisfies the requirements for financial literacy under the Nasdaq listing rules and Rule 10A-3 of the Securities Exchange Act of 1934, as applicable.

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

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)		Bonus ($)		Stock Awards ($)		Option Awards ($)		All other Compensation ($)	Total ($)

Steven Shum	2022	260,000	(2)	-		72,601	(3)	169,400	(4)	-	502,001
Chief Executive Officer (1)	2021	260,000		37,500		-		-		-	297,500

Andrea Goren	2022	215,000	(5)	-		19,353	(6)	361,468	(7)	-	595,821
Chief Financial Officer	2021	171,458	(8)	76,275	(9)	36,875	(10)	-		-	284,608

Michael Campbell	2022	220,000	(11)	-		55,002	(12)	55,002	(13)	-	330,004
Chief Operating Officer	2021	220,000		110,000		-		-		-	330,000
Vice President, Business Development

(1)	Mr. Shum did not receive any additional compensation for being a member of the board.
(2)	As of December 31, 2022, Mr. Shum deferred $49,771 of his salary, which the Company expects to pay before the end of 2023.
(3)	Amounts reflect the aggregate grant date fair value of the 20,111 shares of common stock. This amount does not reflect the actual economic value realized by Mr. Shum. The restricted stock grant issued to Mr. Shum provides for 50% vesting at 6 months and 50% vesting at 12 months based on continued employment during that time.
(4)	Amounts reflect the aggregate grant date fair value of the 57,018 shares of common stock underlying the stock option on the date of grant without regards to forfeitures, computed in accordance with ASC 718. This amount does not reflect the actual economic value realized by Mr. Shum. The options issued to Mr. Shum provide for equal monthly vesting over a 3-year period based on continued employment during that time.
(5)	As of December 31, 2022, Mr. Goren deferred $40,502 of his salary, which the Company expects to pay before the end of 2023.
(6)	Amounts reflect the aggregate grant date fair value of the 5,361 shares of common stock. This amount does not reflect the actual economic value realized by Mr. Goren. The restricted stock grant issued to Mr. Goren provides for 50% vesting at 6 months and 50% vesting at 12 months based on continued employment during that time.
(7)	Amounts reflect the aggregate grant date fair value of the 87,697 shares of common stock underlying the stock option on the date of grant without regards to forfeitures, computed in accordance with ASC 718. This amount does not reflect the actual economic value realized by Mr. Goren. The options issued to Mr. Goren provide for equal monthly vesting over a 3-year period based on continued employment during that time.
(8)	Mr. Goren received $50,000 in salary as advisor to CEO and $121,458 salary as CFO.
(9)	Mr. Goren received $25,000 bonus as advisor to the CEO and $61,275 bonus as CFO.
(10)	Amounts reflect the aggregate grant date fair value of the 5,000 shares of common stock. This amount does not reflect the actual economic value realized by Mr. Goren. The restricted stock grant issued to Mr. Goren provide for equal monthly vesting over a 12-month period based on continued employment during that time.
(11)	As of December 31, 2022, Mr. Campbell deferred $15,369 of his salary, which the Company expects to pay before the end of 2023.
(12)	Amounts reflect the aggregate grant date fair value of the 15,236 shares of common stock. The restricted stock grant issued to Mr. Campbell provide for 50% vesting at 6 months and 50% vesting at 12 months based on continued employment during that time.
(13)	Amounts reflect the aggregate grant date fair value of the 18,513 shares of common stock underlying the stock option on the date of grant without regards to forfeitures, computed in accordance with ASC 718. This amount does not reflect the actual economic value realized by Mr. Campbell. The options issued to Mr. Campbell provide for equal monthly vesting over a 3-year period based on continued employment during that time.

Narrative Disclosure to Summary Compensation Table

Except as otherwise described below, there are no compensatory plans or arrangements, including payments to be received from the Company with respect to any named executive officer, that would result in payments to such person because of his resignation, retirement or other termination of employment with the Company, or our subsidiaries, any change in control, or a change in the person’s responsibilities following a change in control of the Company.

OUTSTANDING EQUITY AWARDS AT END OF 2022

The following table provides information about outstanding stock options issued by the Company held by each of our NEOs as of December 31, 2022. None of our NEOs held any other equity awards from the Company as of December 31, 2022.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Stock That Has Not Yet Vested	Market Value of Stock that has not Yet Vested
Steve Shum	140,520	99,596	3.61-8.07	12/05/30-01/14/32	10,056	4,262

Andrea Goren	150,985	99,212	3.07-8.07	08/10/30-01/14/32	2,681	1,136

Michael Campbell	243,755	67,856	3.07-8.07	01/17/30-01/14/32	7,618	3,228

Employment Agreements

Steven Shum

On October 16, 2019, the Company entered into an employment agreement with Steven Shum (the “Shum Employment Agreement”), pursuant to which Mr. Shum serves as chief executive officer on an at-will basis at an annual base salary of $260,000. The Shum Employment Agreement provided for a performance bonus of $75,000 upon a successful up-listing to the Nasdaq Stock Market, with all other bonuses to be determined by the Board in its sole discretion. In addition to his base salary and performance bonus, Mr. Shum was granted: (i) 12,500 shares of our common stock and (ii) a three-year option to purchase 202,599 shares of our common stock at an exercise price of $8.1600 per share. This option vested monthly over its 3-year term. Pursuant to the Shum Employment Agreement, Mr. Shum is also entitled to customary benefits, including health insurance and participation in employee benefit plans. The Shum Employment Agreement provides that if Mr. Shum is terminated without cause (as defined in the Shum Employment Agreement) or he resigns his employment due to a constructive termination (as defined in the Shum Employment Agreement) then he will be entitled to receive, as severance, (a) 12 month’s base salary continuation, (b) 6 months reimbursement of payments for continuing health coverage, pursuant to COBRA, and (c) continued vesting of his shares for a period of 6 months following such employment termination.

Andrea Goren

On June 14, 2021, the Company entered into an employment agreement with Andrea Goren (the “Goren Employment Agreement”), pursuant to which Mr. Goren was hired as the Company’s chief financial officer. The Goren Employment Agreement provides for an annual base salary of $215,000 and a target annual incentive bonus of up to 50% of base salary if the Company achieves goals and objectives determined by the Board. In connection with the Goren Employment Agreement, on June 14, 2021 the Company granted Mr. Goren a stock option under the 2019 Plan to purchase 72,500 shares of the Company common stock (the “Goren Option”). The Goren Option vests in equal monthly installments over a 3-year period, has a term of 10 years and can be exercised at a price of $5.205 per share. Also, in connection with the Goren Employment Agreement, as of July 1, 2021, Mr. Goren was granted a restricted stock award for 5,000 share of Company common stock (the “Goren RSA”). The Goren RSA vested in equal monthly installments over a 12-month period. Mr. Goren is also entitled to customary benefits, including health insurance and participation in employee benefit plans. The Goren Employment Agreement provides that if Mr. Goren terminates the Goren Employment Agreement for “cause” (as defined in the Goren Employment Agreement) or the Company terminates the Goren Employment Agreement without “cause,” then he will continue to receive his base salary for three months after termination and certain insurance benefits for twelve months after termination. The Company may terminate the Goren Employment Agreement without “cause” on 30 days’ notice.

Michael Campbell

On January 15, 2020, the Company entered into an employment agreement (the “Campbell Employment Agreement”) with Michael Campbell to serve as the Company’s chief operating officer and vice president of business development. The Campbell Employment Agreement provides for an annual base salary of $220,000, and a target annual incentive bonus of up to 50% of base salary if the Company achieves goals and objectives determined by the Board. In connection with the Campbell Employment Agreement, on January 17, 2020, the Company granted Mr. Campbell 31,250 shares of Company common stock, and an option to purchase 125,000 shares of Company common stock (the “Campbell Option”) at an exercise price of $6.84096 per share. One quarter of the Campbell Option vested upon grant, and the remainder vested in monthly increments over a period of two years from the date of grant. Mr. Campbell is also entitled to customary benefits, including health insurance and participation in employee benefit plans. The Campbell Employment Agreement provides that if Mr. Campbell terminates the Campbell Employment Agreement for “cause” (as defined in the Campbell Employment Agreement) or the Company terminates the Campbell Employment Agreement without “cause,” then he will continue to receive his base salary and certain insurance benefits for three months after termination. The Company may terminate the Campbell Employment Agreement without “cause” on 60 days’ notice.

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

Name	Potential Payment Upon Termination
	($)		Option Awards (#)
Steven Shum	$260,000	(1)	99,596	(2)
Andrea Goren	$53,750	(3)	99,212	(4)
Michael Campbell	$55,000	(5)	67,856	(6)

(1)	Mr. Shum is entitled to twelve months’ severance at the then applicable base salary rate. Mr. Shum’s current base salary is $260,000 per annum.
(2)	Represents the number of unvested options at December 31, 2022. Mr. Shum’s options vest equally over a 36-month period. At December 31, 2022, there were 12 to 24 months remaining in his vesting schedule. The potential payment of shares subject to Mr. Shum’s unvested options will reduce every month as his options vest and the value of his unvested options will be based on our market price at such time.
(3)	Mr. Goren is entitled to three months’ severance at the then applicable base salary rate. Mr. Goren’s current base salary is $215,000 per annum.
(4)	Represents the number of unvested options at December 31, 2022. Mr. Goren’s options vest equally over a 36-month period. At December 31, 2022, there were 7 to 24 months remaining in his vesting schedule. The potential payment of shares subject to Mr. Goren’s unvested options will reduce every month as his options vest and the value of his unvested options will be based on our market price at such time.
(5)	Mr. Campbell is entitled to three months’ severance at the then applicable base salary rate. Mr. Campbell’s current base salary is $220,000 per annum.
(6)	Represents the number of unvested options at December 31, 2022. Mr. Campbell’s options vest equally over a 36-month period. At December 31, 2022, there were 12 to 24 months remaining in his vesting schedule. The potential payment of shares subject to Mr. Campbell’s unvested options will reduce every month as his options vest and the value of his unvested options will be based on our market price at such time.

Disclosure of Equity Awards Based on Material Nonpublic Information: None

Pay Versus Performance

As required by Section 953(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and Item 402(v) of Regulation S-K, we are providing the following information about the relationship between executive compensation and certain financial performance metrics. The disclosure included in this section is prescribed by SEC rules and does not necessarily align with how we or the compensation committee view the link between financial performance and the compensation actually received or realized by our named executive officers. All information provided above under the “Pay Versus Performance” heading will not be deemed to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing, except to the extent the Company specifically incorporates such information by reference.

The table below presents information on the compensation of our Chief Executive Officer and other named executive officers in comparison to certain performance metrics for 2022 and 2021. These metrics are not those that the compensation committee uses when setting executive compensation. The use of the term Compensation Actually Paid (CAP) is required by the rules and regulations of the SEC, and under such rules, CAP was calculated by adjusting the Summary Compensation Table (“SCT”) Total values for the applicable year as described in the footnotes to the table.

Year	Summary Compensation Table Total for PEO (1)(2)	Compensation Actually Paid to PEO (3)	Average Summary Compensation Table Total for Non-PEO NEOs (1)(2)	Average Compensation Actually Paid to Non-PEO NEOs (3)	Value of Initial Fixed $100 Investment Based On Total Shareholder Return	Net Income
(a)	(b)	(c)	(d)	(e)	(f)	(g)
2022	502,001	53,054	462,913	(22,301)	14	(10,892,511)
2021	297,500	381,828	307,304	414,742	110	(6,654,940)

(1)	The Principal Executive Officer (“PEO”) information reflected in columns (a) and (b) relates to our CEO, Steven Shum. The non-Principal Executive Officer (“non-PEO”) NEOs information reflected in columns (c) and (d) above relates to our CFO Andrea Goren and our COO Michael Campbell.
(2)	The amounts shown in this column are the amounts of total compensation reported for Steven Shum or the average total compensation reported for the non-PEO NEOs, as applicable, for each corresponding year in the “Total” column of the Summary Compensation. Please refer to “Executive Compensation—Compensation Tables—Summary Compensation Table.”
(3)	The amounts shown have been calculated in accordance with Item 402(v) of Regulation S-K and do not reflect compensation actually realized or received by the Company’s PEO and non-PEO NEOs. In accordance with the requirements of Item 402(v) of Regulation S-K, adjustments were made to Mr. Shum’s total compensation, or the average total compensation of the non-PEO NEOs, as applicable, as described in the tables below.

PEO SCT Total to CAP Reconciliation

Year	Summary Compensation Total	Less Stock Awards	Less Option Awards	Fair Value Adjustments to SCT Total	CAP
2022	$502,001	$72,601	$169,400	$(206,946)	$53,054
2021	297,500	-	-	84,328	381,828

Average Non-PEO NEOs SCT Total to CAP Reconciliation

Year	Summary Compensation Total	Less Stock Awards	Less Option Awards	Fair Value Adjustments to SCT Total	CAP
2022	$462,913	$37,178	$208,235	$(239,801)	$(22,301)
2021	307,304	18,438	-	125,876	414,472

PEO Equity Component of CAP

Year	Fair Value of Current Year Equity Awards at December 31,	Change in Fair Value of Prior Years’ Awards Unvested at December 31,	Change in Fair Value of Prior Years’ Awards Vested through the Year Ended December 31,	Change in Fair Value of Prior Years’ Awards Failed to Vest through the Year Ended December 31,	Equity Value Included in CAP
	(a)	(b)	(c)	(d)	(e) = (a)+(b)+(c)+(d)
2022	$14,953	$(159,116)	$31,772	$(94,556)	$(206,946)
2021	-	42,470	-	41,858	84,328

Average Non-PEO NEOs Equity Component of CAP

Year	Fair Value of Current Year Equity Awards at December 31,	Change in Fair Value of Prior Years’ Awards Unvested at December 31,	Change in Fair Value of Prior Years’ Awards Vested through the Year Ended December 31,	Change in Fair Value of Prior Years’ Awards Failed to Vest through the Year Ended December 31,	Equity Value Included in CAP
	(a)	(b)	(c)	(d)	(e) = (a)+(b)+(c)+(d)
2022	$12,550	$(191,259)	$38,928	$(100,021)	$(239,801)
2021	4,856	41,360	3,802	75,858	125,876

Compensation of Directors

DIRECTOR COMPENSATION TABLE

Name	Year	Fees earned or paid in cash ($)		Stock awards ($)	Option awards ($)	All other compensation ($)	Total ($)

Trent Davis	2022	42,500	(1)	32,000	31,613	-	106,113
	2021	42,500		32,000	32,000	-	106,000

Barbara Ryan	2022	41,250	(2)	31,000	30,267	-	102,877
	2021	40,000		31,002	31,000	-	102,002

Matthew Szot	2022	55,000	(3)	37,000	36,552	-	128,552
	2021	55,000		37,002	37,002	-	129,004

Rebecca Messina	2022	41,250	(4)	30,000	29,638	-	100,888
	2021	22,417		20,666	22,897	-	65,980

Jeffrey Segal	2022	37,500	(5)	29,000	28,651	-	95,151
Former Director	2021	30,000		27,000	27,001	-	84,001

Kevin Doody	2022	25,978		27,000	26,673	-	79,651
Former Director	2021	25,000		25,002	25,000	-	75,002

(1)	As of December 31, 2022, Mr. Davis deferred $10,625 of fees earned, which the Company expects to pay before the end of 2023.
(2)	As of December 31, 2022, Ms. Ryan deferred $11,250 of fees earned, which the Company expects to pay before the end of 2023.
(3)	As of December 31, 2022, Mr. Szot deferred $13,750 of fees earned, which the Company expects to pay before the end of 2023.
(4)	As of December 31, 2022, Ms. Messina deferred $9,375 of fees earned, which the Company expects to pay before the end of 2023.
(5)	As of December 31, 2022, Mr. Segal deferred $8,750 of fees earned, which the Company expects to pay before the end of 2023.

Director Compensation Program

Our current director compensation program is designed to align our director compensation program with the long-term interests of our stockholders by implementing a program comprised of cash and equity compensation.

In setting director compensation, we consider the amount of time that directors expend in fulfilling their duties to the Company as well as the skill level and experience required by our board of directors. We also consider board compensation practices at similarly situated companies, while keeping in mind the compensation philosophy of us and the stockholders’ interests. The directors also receive reimbursement for expenses, including reasonable travel expenses to attend board and committee meetings, reasonable outside seminar expenses, and other special board related expenses.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table shows information regarding our equity compensation plans as of December 31, 2022.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (c)
Equity compensation plans approved by security holders (1)	1,297,006	(2)	$3.40	662,330
Equity compensation plans not approved by security holders	-		-	-
Total	1,297,006		$3.40	662,330

(1) 2019 Stock Incentive Plan. On October 3, 2019, our Board adopted the 2019 Stock Incentive Plan (as amended, the “Plan”). The purpose of our Plan is to advance the best interests of the company by providing those persons who have a substantial responsibility for our management and growth with additional incentive and by increasing their proprietary interest in the success of the company, thereby encouraging them to maintain their relationships with us. Further, the availability and offering of stock options and common stock under the plan supports and increases our ability to attract and retain individuals of exceptional talent upon whom, in large measure, the sustained progress, growth and profitability which we depend. The total number of shares available for the grant of either stock options or compensation stock under the plan, including 412,802 shares approved at our shareholders meeting on October 12, 2022, is 2,500,000 shares, subject to annual increases of six percent (6%) of the total number of shares of outstanding Common Stock on December 31st of the preceding calendar year.

(2) We granted 204,111 shares subject to restricted stock grants under the Plan in the year ended December 31, 2022.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table and notes set forth the beneficial ownership of the common stock of the Company as of April 27, 2023, by each person who was known by the Company to beneficially own more than 5% of the common stock, by each director and named executive officer, and by all directors and executive officers as a group. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or dispositive power with respect to the securities. Unless otherwise indicated below, to our knowledge, all persons listed below have sole voting and dispositive power with respect to their shares of our common stock, except to the extent authority is shared by spouses under applicable law. Unless otherwise noted, the address of all of the individuals and entities named below is care of INVO Bioscience, Inc., 5582 Broadcast Court Sarasota, Florida, 34240.

The following table sets forth the beneficial ownership of our common shares as of April 27, 2023 for:

●	each person, or group of affiliated persons, who is known by us to beneficially own more than 5% of our common shares;

●	each of our named executive officers;

●	each of our directors; and

●	all of our current executive officers and directors as a group.

The percentage ownership information is based upon 13,971,283 common shares outstanding as of April 27, 2023. We have determined beneficial ownership in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to applicable community property laws. The address for persons listed in the table is c/o INVO Bioscience, Inc., 5582 Broadcast Court, Sarasota, FL 34240.

Name and Address of Beneficial Owner (1)	Number of Shares		Percentage of Common Stock
5% Stockholders:
Claude Ranoux (2)	766,189		5.48%

Officers and Directors
Andrea Goren	354,971	(3)	2.50%
Michael Campbell	337,901	(4)	2.37%
Steve Shum	293,387	(5)	2.07%
Matthew Szot	70,170	(6)	0.50%
Trent Davis	61,503	(7)	0.44%
Barbara Ryan	57,905	(8)	0.41%
Rebecca Messina	39,322	(9)	0.28%
All directors and executive officers as a group (7 persons)	1,215,159		8.59%

(1)	Unless otherwise indicated, the business address of each current director or executive officer is INVO Bioscience, Inc. 5582 Broadcast Court Sarasota, Florida 34240.
(2)	The address is 88 Chestnut Street, Winchester, MA 01889.
(3)	Includes: 205,776 shares of common stock under options (either presently exercisable or within 60 days of April 27, 2023).
(4)	Includes: 269,757 shares of common stock under options (either presently exercisable or within 60 days of April 27, 2023).
(5)	Includes: 175,023 shares of common stock under options (either presently exercisable or within 60 days of April 27, 2023).
(6)	Includes: 30,995 shares of common stock under options (either presently exercisable or within 60 days of April 27, 2023).
(7)	Includes: 27,881 shares of common stock under options (either presently exercisable or within 60 days of April 27, 2023).
(8)	Includes: 26,326 shares of common stock under options (either presently exercisable or within 60 days of April 27, 2023).
(9)	Includes: 16,337 shares of common stock under options (either presently exercisable or within 60 days of April 27, 2023).

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our officers and directors to file with the SEC reports of ownership on Form 3 and changes in ownership on Form 4 and Form 5. Officers and directors are required by Commission regulations to furnish to us copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, to our knowledge all Section 16(a) filing requirements applicable to our officers and directors were timely filed during the fiscal year ended December 31, 2022.

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

Item 14. Principal Accountant Fees and Services

The following table summarizes the approximate aggregate fees billed to the Company or expected to be billed to the Company by its independent registered accounting firm:

	Fiscal Year Ended December 31, 2022	Fiscal Year Ended December 31, 2021
Audit Fees (a)	$61,740	$63,875
Audit Related fees (b)	$53,250	$-

(a)	Audit Fees includes fees billed for the fiscal year shown for professional services for the audit of the Company’s consolidated financial statements included in its annual report on Form 10-K and review of financial statements included in its quarterly reports on Form 10-Q.

(b)	Audit-Related Fees include assurance and related services performed to comply with generally accepted auditing standards and including audit of target acquisition companies and comfort and consent letters in connection with SEC filings and financing transactions.

The Company’s Board of Directors has adopted a procedure for pre-approval of all fees charged by the Company’s independent auditors. Under the procedure, the Board approves the engagement letter with respect to audit and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of the Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit fees paid to the auditors with respect to fiscal year 2022 and 2021 were pre-approved by the entire Board of Directors.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:

3. Exhibits:

The exhibits listed in the Original Filing and the exhibits listed below in this Amendment are filed with, or incorporated by reference in, this report.

Exhibit No.	Description

31.3	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.4	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities ended. Exchange Act of 1934, as amended.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized on April 27, 2023.

INVO Bioscience, Inc.

Date: April 27, 2023	By:	/s/ Steven Shum
Steven Shum
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 27, 2023.

Signature	Title

/s/ Steven Shum	Chief Executive Officer and director
Steven Shum	(Principal Executive Officer)

/s/ Andrea Goren	Chief Financial Officer
Andrea Goren	(Principal Financial and Accounting Officer)

/s/ Matthew Szot
Matthew Szot	Director

/s/ Trent Davis
Trent Davis	Director

/s/ Barbara Ryan
Barbara Ryan	Director

/s/ Rebecca Messina
Rebecca Messina	Director

-18-