Form 10-Q
period 2023-03-31
INVO Bioscience, Inc.
filed 2023-05-15
CIK 1417926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 15, 2023, the Registrant had 13,971,283 shares of common stock outstanding.

INVO BIOSCIENCE, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED March 31, 2023

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

INVO BIOSCIENCE, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31,	December 31,
	2023	2022
		(audited)
ASSETS
Current assets
Cash	$2,188,245	$90,135
Accounts receivable	99,720	77,149
Inventory	270,919	263,602
Prepaid expenses and other current assets	250,878	190,201
Total current assets	2,809,762	621,087
Property and equipment, net	417,642	436,729
Lease right of use	1,750,175	1,808,034
Investment in joint ventures	1,173,577	1,237,865
Total assets	$6,151,156	$4,103,715
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued liabilities	$1,847,208	$1,349,038
Accrued compensation	1,220,682	946,262
Notes payable, net	331,321	100,000
Notes payable – related parties, net	770,000	662,644
Deferred revenue	46,746	119,876
Lease liability, current portion	234,050	231,604
Total current liabilities	4,450,007	3,409,424
Lease liability, net of current portion	1,610,734	1,669,954
Deferred tax liability	1,949	1,949
Total liabilities	6,062,690	5,081,327

Stockholders’ equity (deficit)
Common Stock, $.0001 par value; 125,000,000 shares authorized; 13,971,283 and 12,172,214 issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	1,397	1,217
Additional paid-in capital	52,421,481	48,804,704
Accumulated deficit	(52,334,412)	(49,783,533)
Total stockholders’ equity (deficit)	88,466	(977,612)
Total liabilities and stockholders’ equity (deficit)	$6,151,156	$4,103,715

The accompanying notes are an integral part of these consolidated financial statements.

INVO BIOSCIENCE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months
	Ended March 31,
	2023	2022

Revenue:
Product revenue	$50,644	56,750
Clinic revenue	297,381	105,848
Total revenue	348,025	162,598
Cost of revenue:
Cost of revenue	61,291	57,533
Depreciation	11,263	7,428
Total cost of goods sold	72,554	64,961
Gross profit	275,471	97,637
Operating expenses
Selling, general and administrative expenses	2,508,371	2,694,395
Research and development expenses	73,520	104,180
Total operating expenses	2,581,891	2,798,575
Loss from operations	(2,306,420)	(2,700,938)
Other income (expense):
Loss from equity method joint ventures	(27,735)	(71,117)
Interest income	-	225
Interest expense	(216,589)	(1,456)
Foreign currency exchange loss	(135)	(1,026)
Total other income (expense)	(244,459)	(73,374)
Net loss	$(2,550,879)	(2,774,312)

Net loss per common share:
Basic	$(0.20)	(0.23)
Diluted	$(0.20)	(0.23)
Weighted average number of common shares outstanding:
Basic	12,450,072	12,050,696
Diluted	12,450,072	12,050,696

The accompanying notes are an integral part of these consolidated financial statements.

INVO BIOSCIENCE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balances, December 31, 2021	11,929,147	$1,193	$46,200,509	$(38,891,022)	$7,310,680
Common stock issued to directors and employees	51,528	6	243,356	-	243,362
Common stock issued for services	21,500	2	66,848	-	66,850
Proceeds from sale of common stock, net of fees and expenses	94,623	9	314,991	-	315,000
Stock options issued to directors and employees as compensation	-	-	428,488	-	428,488
Net loss	-	-	-	(2,774,312)	(2,774,312)
Balances, March 31, 2022	12,096,798	$1,210	$47,254,192	$(41,665,334)	$5,590,068

Balances, December 31, 2022	12,172,214	$1,217	$48,804,704	$(49,783,533)	$(977,612)

Common stock issued to directors and employees	69,798	7	46,496	-	46,503
Common stock issued for services	260,000	26	149,874	-	149,900
Proceeds from the sale of common stock, net of fees and expenses	1,380,000	138	2,708,504	-	2,708,642
Common stock issued with notes payable	83,333	8	56,305	-	56,313
Options exercised for cash	5,938	1	2,375	-	2,376
Stock options issued to directors and employees as compensation	-	-	325,834	-	325,834
Warrants issued with notes payable	-	-	327,389	-	327,389
Net loss	-	-	-	(2,550,879)	(2,550,879)
Balances, March 31, 2023	13,971,283	1,397	52,421,481	(52,334,412)	88,466

The accompanying notes are an integral part of these consolidated financial statements.

INVO BIOSCIENCE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended
	March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(2,550,879)	$(2,774,312)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash stock compensation issued for services	149,900	66,850
Non-cash stock compensation issued to directors and employees	46,503	243,362
Fair value of stock options issued to employees	325,834	428,488
Non-cash compensation for services	45,000	-
Amortization of discount on notes payable	178,380	-
Amortization of leasehold right of use asset	57,859	56,899
Loss from equity method investment	27,735	71,117
Depreciation and amortization	19,087	15,547
Changes in assets and liabilities:
Accounts receivable	(22,571)	(8,250)
Inventory	(7,317)	(6,858)
Prepaid expenses and other current assets	(60,677)	54,573
Accounts payable and accrued expenses	498,169	18,789
Accrued compensation	274,420	(189,812)
Deferred revenue	(73,130)	(107)
Leasehold liability	(56,774)	(54,405)
Net cash used in operating activities	(1,148,461)	(2,078,119)
Cash from investing activities:
Payments to acquire property, plant, and equipment	-	(5,654)
Payments to acquire intangible assets	-	(910)
Investment in joint ventures	(8,447)	(75,326)
Net cash used in investing activities	(8,447)	(81,890)
Cash from financing activities:
Proceeds from the sale of notes payable	714,000	-
Proceeds from the sale of common stock, net of offering costs	2,708,642	315,000
Proceeds from option exercise	2,376	-
Principal payments on note payable	(170,000)	-
Net cash provided by financing activities	3,255,018	315,000
Increase (decrease) in cash and cash equivalents	2,098,110	(1,845,009)
Cash and cash equivalents at beginning of period	90,135	5,684,871
Cash and cash equivalents at end of period	$2,188,245	$3,839,862

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-
Taxes	$-	$-
Noncash activities:
Fair value of warrants issued with debt	$327,389	$-

The accompanying notes are an integral part of these consolidated financial statements.

INVO BIOSCIENCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

(UNAUDITED)

Note 1 – Summary of Significant Accounting Policies

Description of Business

INVO Bioscience, Inc. (“INVO” or the “Company”) is a commercial-stage fertility company dedicated to expanding the assisted reproductive technology (“ART”) marketplace by making fertility care accessible and inclusive to people around the world. The Company’s primary mission is to implement new medical technologies aimed at increasing the availability of affordable, high-quality, patient-centered fertility care. The Company’s flagship product is INVOcell, a revolutionary medical device that, in a procedure referred to as “IVC” (intravaginal culture), allows fertilization and early embryo development to take place in vivo within the woman’s body, instead of occurring in a lab incubator as with conventional in vitro fertilization (“IVF”). The Company’s commercialization strategy involves the opening of dedicated “INVO Centers” focused on offering the INVOcell and IVC procedure (with three centers in North America now operational) and the acquisition of existing IVF clinics, as well as selling its technology solution into existing fertility clinics.

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

The Company considers events or transactions that have occurred after the consolidated balance sheet date of March 31, 2023, but prior to the filing of the consolidated financial statements with the SEC in this Quarterly Report on Form 10-Q, to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure, as applicable. Subsequent events have been evaluated through the date of the filing of this Quarterly Report on Form 10-Q.

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

Equity Method Investments

Investments in unconsolidated affiliates, which the Company exerts significant influence but does not control or otherwise consolidate, are accounted for using the equity method. Equity method investments are initially recorded at cost. These investments are included in investment in joint ventures in the accompanying consolidated balance sheets. The Company’s share of the profits and losses from these investments is reported in loss from equity method joint venture in the accompanying consolidated statements of operations. The Company monitors its investments for other-than-temporary impairment by considering factors such as current economic and market conditions and the operating performance of the investees and records reductions in carrying values when necessary.

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

Property and Equipment

The Company records property and equipment at cost. Property and equipment is depreciated using the straight-line method over the estimated economic lives of the assets, which are from 3 to 10 years. The Company capitalizes the expenditures for major renewals and improvements that extend the useful lives of property and equipment. Expenditures for maintenance and repairs are charged to expense as incurred. The Company reviews the carrying value of long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of long-lived assets is measured by a comparison of its carrying amount to the undiscounted cash flows that the asset or asset group is expected to generate. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the property, if any, exceeds its fair market value.

Long- Lived Assets

Long-lived assets and certain identifiable assets related to those assets are periodically reviewed for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable. If the non-discounted future cash flows of the asset are less than their carrying amount, their carrying amounts are reduced to fair value and an impairment loss recognized. There was no impairment recorded during the three months ended March 31, 2023, and 2022.

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

Concentration of Credit Risk

Cash includes amounts deposited in financial institutions in excess of insurable Federal Deposit Insurance Corporation (“FDIC”) limits. As of March 31, 2023, the Company had cash balances in excess of FDIC limits.

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

Loss Per Share

Basic loss per share calculations are computed by dividing net loss by the weighted-average number of common shares outstanding. Diluted earnings per share are computed similar to basic earnings per share except that the denominator is increased to include potentially dilutive securities. The Company’s diluted loss per share is the same as the basic loss per share for the three months ended March 31, 2023, and 2022, as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

	Three Months Ended March 31,
	2023	2022
Net loss (numerator)	$(2,550,879)	(2,774,312)
Basic and diluted weighted-average number of common shares outstanding (denominator)	12,450,072	12,050,696
Basic and diluted net loss per common share	(0.20)	(0.23)

The Company has excluded the following dilutive securities from the calculation of fully diluted shares outstanding because the result would have been anti-dilutive:

	As of March 31,
	2023	2022
Options	1,412,541	1,474,605
Convertible notes and interest	1,409,615	-
Unit purchase options and warrants	9,067,665	260,165
Total	11,889,821	1,734,770

Recently Adopted Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements, and does not believe the future adoption of any such pronouncements will have a material impact on its financial condition or the results of its operations.

Note 2 – Liquidity

Historically, the Company has funded its cash and liquidity needs primarily through revenue collection, equity financings, and convertible notes. For the three months ended March 31, 2023, and 2022, the Company incurred a net loss of approximately $2.6 million and $2.8 million, respectively, and has an accumulated deficit of approximately $52.3 million as of March 31, 2023. Approximately $0.9 million of the net loss was related to non-cash expenses for the three months ended March 31, 2023, compared to $0.9 million for the three months ended March 31, 2022.

The Company has been dependent on raising capital from debt and equity financings to meet its needs for cash flow used in operating and investing activities. During the first three months of 2023, the Company received net proceeds of approximately $2.7 million for the sale of its common stock par value $0.0001 per share (“Common Stock”) as well as approximately $0.7 million from the sale of convertible notes. During the first three months of 2022, the Company received proceeds of approximately $0.3 million for the sale of Common Stock. Over the next 12 months, the Company’s plan includes opening additional INVO Centers, completing the acquisition of Wisconsin Fertility Institute and pursuing additional IVF clinic acquisitions. Until the Company can generate positive cash from operations, it will need to raise additional funding to meet its liquidity needs and to execute its business strategy. As in the past, the Company will seek debt and/or equity financing, which may not be available on reasonable terms, if at all.

Although the Company’s audited financial statements for the year ended December 31, 2022 were prepared under the assumption that it would continue operations as a going concern, the report of the Company’s independent registered public accounting firm that accompanies the Company’s financial statements for the year ended December 31, 2022 contains a going concern qualification in which such firm expressed substantial doubt about the Company’s ability to continue as a going concern, based on the financial statements at that time. Specifically, as noted above, the Company has incurred significant operating losses and the Company expects to continue to incur significant expenses and operating losses as it continues to ramp up the commercialization of INVOcell and develop new INVO Centers. These prior losses and expected future losses have had, and will continue to have, an adverse effect on the Company’s financial condition. If the Company cannot continue as a going concern, its stockholders would likely lose most or all of their investment in the Company.

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

The Bloom Agreement provides Bloom with a “profits interest” in the Georgia JV and, in connection with such profits interest, states that profits and losses be allocated to its members based on a hypothetical liquidation of the Georgia JV. In such a scenario, liquidation proceeds would be distributed in the following order: (a) to INVO CTR until the difference between its capital contributions and distributions equals $0; (b) to Bloom until its distributions equal 150% of the liquidation amounts distributed to INVO CTR (a “catch-up” to rebalance the distributions between members); and (c) thereafter on a pro rata basis. The Georgia JV had no assets or liabilities at the time the units were issued, and, as of March 31, 2023, INVO CTR had made capital contributions greater than the net loss of the Georgia JV. As such, the entire net loss was allocated to INVO CTR, and no loss was allocated to the noncontrolling interest of Bloom.

The Georgia JV opened to patients on September 7, 2021.

The Company determined the Georgia JV is a VIE, and that the Company is its primary beneficiary because the Company has an obligation to absorb losses that are potentially significant and the Company controls the majority of the activities that impact the Georgia JV’s economic performance, specifically control of the INVOcell and lab services quality management. As a result, the Company consolidated the Georgia JV’s results with its own. As of March 31, 2023, the Company invested $0.9 million in the Georgia JV in the form of capital contributions as well as $0.5 million in the form of a note. For the three months ended March 31, 2023 and 2022, the Georgia JV recorded net losses of $32 thousand and $0.2 million respectively. Noncontrolling interest in the Georgia JV was $0.

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

The Alabama JV opened to patients on August 9, 2021.

The Company determined the Alabama JV is a VIE, and that there is no primary beneficiary. As a result, the Company will use the equity method to account for its interest in the Alabama JV. As of March 31, 2023, the Company invested $1.6 million in the Alabama JV in the form of a note. For the three months ended March 31, 2023 and 2022, the Alabama JV recorded net losses of $37 thousand and $110 thousand, respectively, of which the Company recognized losses from equity method investments of $18 thousand and $55 thousand, respectively.

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

The Mexico JV opened to patients on November 1, 2021.

The Company determined the Mexico JV is a VIE, and that there is no primary beneficiary. As a result, the Company will use the equity method to account for its interest in the Mexico JV. As of March 31, 2023, the Company invested $0.1 million in the Mexico JV. For the three months ended March 31, 2023, the Mexico JV recorded net losses of $27 thousand and $49 thousand, respectively, of which the Company recognized a loss from equity method investments of $9 thousand and $16 thousand, respectively.

The following table summarizes our investments in unconsolidated VIEs:

			Carrying Value as of
	Location	Percentage Ownership	March 31, 2023	December 31, 2022
HRCFG INVO, LLC	Alabama, United States	50%	$1,048,872	1,106,905
Positib Fertility, S.A. de C.V.	Mexico	33%	124,705	130,960
Total investment in unconsolidated VIEs			$1,173,577	1,237,865

Earnings from investments in unconsolidated VIEs were as follows:

	Three Months Ended March 31,
	2023	2022
HRCFG INVO, LLC	$(18,670)	$(54,920)
Positib Fertility, S.A. de C.V.	(9,065)	(16,197)
Total earnings from unconsolidated VIEs	(27,735)	(71,117)

The following tables summarize the combined unaudited financial information of our unconsolidated VIEs:

	Three Months Ended March 31,
	2023	2022
Statements of operations:
Operating revenue	$349,326	$169,835
Operating expenses	(413,866)	(328,756)
Net loss	(64,540)	(158,921)

	March 31, 2023	December 31, 2022
Balance sheets:
Current assets	$395,561	261,477
Long-term assets	1,082,606	1,094,490
Current liabilities	(466,667)	(396,619)
Long-term liabilities	(114,824)	(107,374)
Net assets	$896,676	851,974

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

The following table summarizes the Company’s transactions with VIEs:

	Three Months Ended March 31,
	2023	2022
Bloom Invo, LLC
INVOcell revenue	$4,500	$-
Unconsolidated VIEs
INVOcell revenue	$3,000	$7,500

The Company had balances with VIEs as follows:

	March 31, 2023	December 31, 2022
Bloom Invo, LLC
Accounts receivable	$18,000	13,500
Notes payable	471,637	468,031
Unconsolidated VIEs
Accounts receivable	$49,310	46,310

Note 5 – Inventory

Components of inventory are:

	March 31, 2023	December 31, 2022
Raw materials	$61,251	$68,723
Finished goods	209,668	194,879
Total inventory	$270,919	$263,602

Note 6 – Property and Equipment

The estimated useful lives and accumulated depreciation for equipment are as follows as of March 31, 2023, and December 31, 2022:

Estimated Useful Life
Manufacturing equipment	6 to 10 years
Medical equipment	7 to 10 years
Office equipment	3 to 7 years

	March 31, 2023	December 31, 2022
Manufacturing equipment	$132,513	$132,513
Medical equipment	283,065	283,065
Office equipment	77,601	77,601
Leasehold improvements	96,817	96,817
Less: accumulated depreciation	(172,354)	(153,267)
Total equipment, net	$417,642	$436,729

During the three months ended March 31, 2023, and 2022, the Company recorded depreciation expense of $19,087 and $15,095, respectively.

Note 7 – Intangible Assets

The Company capitalizes the initial expense related to establishing patents by country and then amortizes the expense over the life of the patent, typically 20 years. It then expenses annual filing fees to maintain the patents. The Company regularly reviews the value of its patents in the marketplace in proportion to the expense it must spend to maintain the patent. The Company fully impaired its patents as of December 31, 2022.

During the three months ended March 31, 2023, and 2022, the Company recorded amortization expenses related to patents of $nil and $452, respectively.

The trademarks have an indefinite life and therefore are not amortized. Trademarks are periodically reviewed for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable. The Company fully impaired its trademarks as of December 31, 2022.

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

As of March 31, 2023, the Company’s lease components included in the consolidated balance sheet were as follows:

Lease component	Balance sheet classification	March 31, 2023
Assets
ROU assets – operating lease	Other assets	$1,750,175
Total ROU assets		$1,750,175

Liabilities
Current operating lease liability	Current liabilities	$234,050
Long-term operating lease liability	Other liabilities	1,610,734
Total lease liabilities		$1,844,784

Future minimum lease payments as of March 31, 2023 were as follows:

2023	198,835
2024	251,671
2025	247,960
2026	253,235
2027 and beyond	1,063,010
Total future minimum lease payments	$2,014,711
Less: Interest	(169,927)
Total operating lease liabilities	$1,844,784

Note 9 – Notes Payable

Notes payables consisted of the following:

	March 31, 2023	December 31, 2022
Related party demand notes with a 10% financing fee. 10% annual interest starting January 31, 2023. Notes are callable starting March 31, 2023	$770,000	$770,000
Convertible notes. 10% annual interest. Conversion price of $0.50	410,000	100,000
Convertible debentures. 8% interest. Conversion price of $0.52	330,000	-
Less debt discount	(408,679)	(107,356)
Total, net of discount	$1,101,321	$762,644

Related Party Demand Notes

In the fourth quarter of 2022, the Company received $500,000 through the issuance of five demand notes (the “JAG Notes”) from a related party, JAG Multi Investments LLC (“JAG”). The Company’s CFO is a beneficiary of JAG but does not have any control over JAG’s investment decisions with respect to the Company. The JAG Notes accrue 10% annual interest from the date of issuance. The JAG Notes currently are callable with 10 days prior written notice. At maturity, the Company agreed to pay outstanding principal, a 10% financing fee and accrued interest.

In consideration for subscribing to the JAG Note for $100,000 dated December 29, 2022, and for agreeing to extend the date on which the other JAG Notes are callable to March 31, 2023, the Company issued JAG a warrant to purchase 350,000 shares of Common Stock. The warrant may be exercised for a period of five (5) years from issuance at a price of $0.50 per share. The financing fees for said JAG Note and the fair value of the warrant issued were capped at the total proceeds. The relative fair value of the warrant was recorded as a debt discount and as of March 31, 2023 the Company had fully amortized the discount.

In the fourth quarter of 2022, the Company received $200,000 through the issuance of demand promissory notes of which (1) $100,000 was received from our chief executive officer, Steven Shum ($60,000 on November 29, 2022, $15,000 on December 2, 2022, and $25,000 on December 13, 2022) and (2) $100,000 was received from an entity controlled by our chief financial officer, Andrea Goren ($75,000 on November 29, 2022 and $25,000 on December 13, 2022). These notes accrue 10% annual interest accrues from the date of issuance. These notes are callable with 10 days prior written notice. At maturity, the Company agreed to pay outstanding principal, a 10% financing fee and accrued interest.

The financing fees for all demand notes were recorded as a debt discount and as of March 31, 2023 the Company had fully amortized the discount.

For the three months ended March 31, 2023, the Company incurred $25,064 in interest related to these demand notes.

Jan and March 2023 Convertible Notes

In January and March 2023, the Company issued $410,000 of convertible notes, for $310,000 in cash and the conversion of $100,000 of demand notes from the fourth quarter of 2022. These convertible notes were issued with fixed conversion prices of $0.50 (for the $275,000 issued in January 2023) and $0.60 (for the $135,000 issued in March 2023) and (ii) 5-year warrants to purchase 387,500 shares of the Common Stock at an exercise price of $1.00.

The cumulative fair value of the warrants at issuance was $132,183. This was recognized as a debt discount and will be amortized on a straight-line basis over the life of the respective notes. For the three months ending March 31, 2023 the Company amortized $23,162 of the debt discount and as of March 31, 2023 had a remaining debt discount balance of $109,021.

Interest on these notes accrues at a rate of ten percent (10%) per annum and is payable at the holder’s option either in cash or in shares of the Common Stock at the conversion price set forth in the notes on December 31, 2023, unless converted earlier. For the three months ended March 31, 2023 the Company incurred $5,537 in interest related to these convertible notes.

All amounts due under these notes are convertible at any time after the issuance date, in whole or in part (subject to rounding for fractional shares), at the option of the holders into the Common Stock at a fixed conversion price for the notes as described above.

February 2023 Convertible Debentures

On February 3, and February 17, 2023, the Company entered into securities purchase agreements (the “February Purchase Agreements”) with accredited investors (the “February Investors”) for the purchase of (i) convertible debentures of the Company in the aggregate original principal amount of $500,000 (the “February Debentures”) for a purchase price of $450,000, (ii) warrants (the “February Warrants”) to purchase 250,000 shares (the “February Warrant Shares”) of Common Stock at an exercise price of $0.75 per share, and (iii) 83,333 shares of Common Stock issued as an inducement for issuing the February Debentures. The proceeds, net of placement agent and legal fees, were used for working capital and general corporate purposes.

The cumulative fair value of the warrants at issuance was $291,207. This was recognized as a debt discount and will be amortized on a straight-line basis over the life of the respective notes. For the three months ending March 31, 2023 the Company amortized $47,862 of the debt discount and as of March 31, 2023 had a remaining debt discount balance of $299,658.

Pursuant to the February Debentures, interest on the February Debentures accrues at a rate of eight percent (8%) per annum and is payable at maturity, one year from the date of the February Debentures. For the three months ended March 31, 2023 the Company incurred $5,600 in interest on the February Debentures.

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

While any portion of each February Debenture remains outstanding, if the Company receives cash proceeds of more than $2,000,000 (the “Minimum Threshold”) in the aggregate from any source or series of related or unrelated sources, the February Investors shall have the right in their sole discretion to require the Company to immediately apply up to 50% of all proceeds received by the Company above the Minimum Threshold to repay the outstanding amounts owed under the February Debentures. The Company used $383,879 in proceeds from the RD Offering (as described in Note 11 below) to repay a portion of the February Debentures, leaving $116,121 of the February Debentures outstanding as of May 15, 2023.

The February Warrants include anti-dilution protection whereby a subsequent offering priced below the February Warrants’ strike price then in effect would entitle the February Investors to a reduction of such strike price to the price of such subsequent offering and an increase in the February Warrant Shares determined by dividing the dollar amount for which the February Warrants are exercisable by such lower strike price. As a result of the $0.63 strike of the March Warrant Placement (as described in Note 11 below), the February Warrants now entitle the February Investors to purchase a total 297,620 at a price of $0.63 per February Warrant Share.

Note 10 – Related Party Transactions

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

As of March 31, 2023 the Company owed accounts payable to related parties totaling $122,219, primarily related to unpaid employee expense reimbursements and unpaid board fees.

Note 11 – Stockholders’ Equity

February 2023 Equity Purchase Agreement

On February 3, 2023, the Company entered into an equity purchase agreement (the “ELOC”) and registration rights agreement (the “ELOC RRA”) with an accredited investor (the “Feb 3 Investor”) pursuant to which the Company has the right, but not the obligation, to direct the Feb 3 Investor to purchase up to $10.0 million (the “Maximum Commitment Amount”) of shares of Common Stock, in multiple tranches. Further, under the ELOC and subject to the Maximum Commitment Amount, the Company has the right, but not the obligation, to submit notices to the Feb 3 Investor to purchase shares of Common Stock (i) in a minimum amount of not less than $25,000 and (ii) in a maximum amount of up to the lesser of (a) $750,000 or (b) 200% of the Company’s average daily trading value of the Common Stock.

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

March 2023 Registered Direct Offering

On March 23, 2023, INVO entered into a securities purchase agreement (the “March Purchase Agreement”) with a certain institutional investor, pursuant to which the Company agreed to issue and sell to such investor (i) in a registered direct offering (the “RD Offering”), 1,380,000 shares of Common Stock, and a pre-funded warrant (the “Pre-Funded Warrant”) to purchase up to 2,300,000 shares of Common Stock, at an exercise price of $0.01 per share, and (ii) in a concurrent private placement (the “March Warrant Placement”), a common stock purchase warrant (the “March Warrant”), exercisable for an aggregate of up to 5,520,000 shares of Common Stock, at an exercise price of $0.63 per share. The securities to be issued in the RD Offering (priced at the marked under Nasdaq rules) were offered pursuant to the Company’s shelf registration statement on Form S-3 (File 333-255096), initially filed by the Company with the SEC under the Securities Act of 1933, as amended (the “Securities Act”), on April 7, 2021 and declared effective on April 16, 2021. The Pre-Funded Warrant is exercisable upon issuance and will remain exercisable until all of the shares underlying the Pre-Funded Warrant are exercised in full.

The March Warrant (and the shares of Common Stock issuable upon the exercise of the March Warrant) was not registered under the Securities Act and was offered pursuant to an exemption from the registration requirements of the Securities Act provided in Section 4(a)(2) of the Securities Act and Rule 506(b) promulgated thereunder. The March Warrant is immediately exercisable upon issuance, will expire eight years from the date of issuance, and in certain circumstances may be exercised on a cashless basis.

On March 27, 2023, the Company closed the RD Offering and March Warrant Placement, raising gross proceeds of approximately $3 million before deducting placement agent fees and other offering expenses payable by the Company. In the event the March Warrant is fully exercised for cash, the Company would receive additional gross proceeds of approximately $3.5 million. Under the March Purchase Agreement, the Company may use a portion of the net proceeds of the offering to (a) repay February Debentures, and (b) to pay the down payment for Wisconsin Fertility acquisition. The remainder of the net proceeds will be used for working capital, capital expenditures, and other general corporate purposes. The Company used $383,879 in proceeds to repay a portion of the February Debentures and the remainder of the proceeds are being used for working capital and general corporate purposes.

Under the March Purchase Agreement, the Company is required within 30 days of the closing date of the March Warrant Placement to file a registration statement on Form S-1 (the “Resale Registration Statement”) registering the resale of the shares of Common Stock issuable upon the exercise of the March Warrant. The Company is required to use commercially reasonable efforts to cause such registration to become effective within 75 days of the closing date of the offering (or 120 days if the registration statement is subject to a full review by the SEC), and to keep the Resale Registration Statement effective at all times until no shares of Common Stock remain exercisable under the March Warrant.

In addition, pursuant to certain “lock-up” agreements, our officers and directors have agreed, for a period of 180 days from the date of the RD Offering and March Warrant Placement, not to engage in any of the following, whether directly or indirectly, without the consent of the March Purchase Agreement investor: offer to sell, sell, contract to sell pledge, grant, lend, or otherwise transfer or dispose of our common stock or any securities convertible into or exercisable or exchangeable for Common Stock (the “Lock-Up Securities”); enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of the Lock-Up Securities; make any demand for or exercise any right or cause to be filed a registration statement, including any amendments thereto, with respect to the registration of any Lock-Up Securities; enter into any transaction, swap, hedge, or other arrangement relating to any Lock-Up Securities subject to customary exceptions; or publicly disclose the intention to do any of the foregoing.

Three Months Ended March 31, 2023

During the three months ended March 31, 2023, the Company issued 69,798 shares of Common Stock to employees and directors and 110,000 shares of Common Stock to consultants with a fair value of $46,503 and $56,900, respectively. The shares were issued under the Company’s 2019 Stock Incentive Plan (the “2019 Plan”).

During the three months ended March 31, 2023, the Company issued 5,938 shares of Common Stock upon the exercise of options. The Company received proceeds of $2,376.

In February 2023, the Company issued 83,333 shares of Common Stock with a fair value of $56,313 as inducement for issuing the February Debentures. The fair value of the shares was recognized as a discount to the February Debentures and will be amortized over the life of the notes.

In February 2023, the Company 150,000 shares of Common Stock in connection with the ELOC with a fair value of $93,000 that was expensed in the period.

In March 2023, the Company issued 1,380,000 shares of Common Stock in the RD Offering and March Warrant Placement. The Company received net proceeds of approximately $2.7 million.

Note 12 – Equity-Based Compensation

Equity Incentive Plans

In October 2019, the Company adopted the 2019 Plan. Under the 2019 Plan, the Company’s board of directors is authorized to grant stock options to purchase Common Stock, restricted stock units, and restricted shares of Common Stock to its employees, directors, and consultants. The 2019 Plan initially provided for the issuance of 500,000 shares. A provision in the 2019 Plan provides for an automatic annual increase equal to 6% of the total number of shares of Common Stock outstanding on December 31 of the preceding calendar year. In January 2023, the number of available shares increased by 729,957 shares bringing the total shares available under the 2019 Plan to 2,500,000.

Options granted under the 2019 Plan generally have a life of 3 to 10 years and exercise prices equal to or greater than the fair market value of the Common Stock as determined by the Company’s board of directors. Vesting for employees typically occurs over a three-year period.

The following table sets forth the activity of the options to purchase Common Stock under the 2019 Plan.

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding as of December 31, 2022	1,297,006	$3.40	$-
Granted	144,606	0.62	3,904
Exercised	5,938	0.40	1,419
Canceled	23,133	3.95	-
Balance as of March 31, 2023	1,412,541	3.14	18,038
Exercisable as of March 31, 2023	1,068,911	3.84	18,038

The fair value of each option granted is estimated as of the grant date using the Black-Scholes option pricing model with the following assumptions:

	Three months ended March 31,
	2023	2022
Risk-free interest rate range	3.6-3.63%	1.6 to 1.9%
Expected life of option-years	5	5.25 to 5.75
Expected stock price volatility	114.5-114.9%	110.4 to 113.2%
Expected dividend yield	-%	-%

The risk-free interest rate is based on U.S. Treasury interest rates, the terms of which are consistent with the expected life of the stock options. Expected volatility is based upon the average historical volatility of the Common Stock over the period commensurate with the expected term of the related instrument. The expected life and estimated post-employment termination behavior is based upon historical experience of homogeneous groups, executives and non-executives, within the Company. The Company does not currently pay dividends on its Common Stock, nor does it expect to do so in the foreseeable future.

	Total Intrinsic Value of Options Exercised	Total Fair Value of Options Vested
Year ended December 31, 2022	$-	$1,616,401
Three months ended March 31, 2023	$1,419	$594,966

For the three months ended March 31, 2023, the weighted average grant date fair value of options granted was $0.52 per share. The Company estimates the fair value of options at the grant date using the Black-Scholes model. For all stock options granted through March 31, 2023, the weighted average remaining service period is 1 year.

Restricted Stock and Restricted Stock Units

In the three months ended March 31, 2023, the Company granted 124,131 restricted stock units and shares of restricted stock to certain employees, directors, and consultants under the 2019 Plan. Restricted stock issued to employees, directors, and consultants generally vest either at grant or vest over a period of one year from the date of grant.

The following table summarizes the Company’s restricted stock awards activity under the 2019 Plan during the three months ended March 31, 2023:

	Number of Unvested Shares	Weighted Average Grant Date Fair Value	Aggregate Value of Shares

Balance as of December 31, 2022	70,667	$0.42	$29,949
Granted	124,131	0.53	65,367
Vested	179,798	1.35	242,185
Forfeitures	-	-	-
Balance as of March 31, 2023	15,000	1.18	17,764

Note 13 – Unit Purchase Options and Warrants

The following table sets forth the activity of unit purchase options:

	Number of Unit Purchase Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding as of December 31, 2022	$92,893	$3.20	$-
Granted	-	-	-
Exercised	-	-	-
Canceled	-	-	-
Balance as of March 31, 2023	$92,893	$3.20	$-

The following table sets forth the activity of warrants:

	Number of Warrants	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding as of December 31, 2022	517,272	$1.51	$-
Granted	8,457,500	0.63	92,293
Exercised	-	-	-
Canceled	-	-	-
Balance as of March 31, 2023	9,067,665	$0.70	$140,943

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

Income tax expense was $0 for each of the three months ended March 31, 2023 and 2022. The annual forecasted effective income tax rate for 2023 is 0%, with a year-to-date effective income tax rate for the three months ended March 31, 2023, of 0%.

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

Note 16 – Subsequent Events

On May 10, 2023, the partnership agreement between the Company and Lyfe Medical I, LLC was terminated by mutual agreement.

On May 12, 2023 the joint venture agreement between the Company and Ginekaliks Dooel Skopje was terminated by mutual agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 as may be amended, supplemented or superseded from time to time by other reports we file with the SEC. All amounts in this report are in U.S. dollars, unless otherwise noted.

Throughout this Quarterly Report on Form 10-Q, references to “we,” “our,” “us,” the “Company,” “INVO,” or “INVO Bioscience, Inc.” refer to INVO Bioscience, Inc.

Overview

We are a commercial-stage fertility company dedicated to expanding the assisted reproductive technology (“ART”) marketplace by making fertility care accessible and inclusive to people around the world. Our primary mission is to implement new medical technologies aimed at increasing the availability of affordable, high-quality, patient-centered fertility care. Our flagship product is INVOcell, a revolutionary medical device that allows fertilization and early embryo development to take place in vivo within the woman’s body. This treatment solution is the world’s first intravaginal culture technique for the incubation of oocytes and sperm during fertilization and early embryo development. This technique, designated as “IVC”, provides patients a more connected and intimate experience at a more affordable cost in comparison to in vitro fertilization (“IVF”), the other advanced ART treatment. The IVC procedure can deliver comparable results to IVF and is a significantly more effective treatment than intrauterine insemination.

While the INVOcell remains central to our efforts, our commercialization and corporate development strategy was expanded to focus primarily on providing ART services to the significantly underserved patient population seeking access to affordable fertility treatment. The Company is now largely focused on the opening of dedicated “INVO Centers” offering the INVOcell and IVC procedure (with three centers in North America now operational) and the acquisition of existing IVF clinics, in addition to continuing to distribute and sell our technology solution into existing IVF clinics.

Unlike IVF where the oocytes and sperm develop into embryos in an expensive laboratory incubator, the INVOcell allows fertilization and early embryo development to take place in the woman’s body. This allows for many benefits in the IVC procedure, including:

●	Eliminates expensive and time-consuming lab procedures, allowing clinics and doctors to increase patient capacity and reduce costs;
●	Provides a natural, stable incubation environment;
●	Offers a more personal, intimate experience in creating a baby; and
●	Reduces the risk of errors and wrong embryo transfers.

In both current utilization of the INVOcell, and in clinical studies, the IVC procedure has demonstrated equivalent pregnancy success and live birth rates as IVF when comparing similar incubation periods and patient demographics.

Operations

We operate with a core internal team and outsource certain operational functions in order to help advance our efforts as well as reduce fixed internal overhead needs and costs and in-house capital equipment requirements. Our most critical management and leadership functions are carried out by our core management team. We have contracted out the manufacturing, assembly, packaging, labeling, and sterilization of the INVOcell device to a medical manufacturing company and a sterilization specialist to perform the gamma sterilization process.

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

We estimate that approximately 200 of the United States IVF clinics are single-location, owner operated, and of these that approximately 80 to 100 clinics represent suitable acquisitions for the Company.

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

The IVC procedure is currently being offered at several IVF clinics at a price range of $5,000 - $11,000 per cycle and from $4,500 to $7,000 at the existing INVO Centers, thereby making it more affordable than IVF (which tends to average $12,000 to $17,000 per cycle or higher).

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

INVOcell Sales and Marketing

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

The Alabama JV opened to patients on August 9, 2021.

The Alabama JV is accounted for using the equity method in our financial statements. As of March 31, 2023 we invested $1.6 million in the Alabama JV in the form of a note. For the three months ended March 31, 2023 and 2022, the Alabama JV recorded net losses of $37 thousand and $110 thousand, respectively, of which we recognized losses from equity method investments of $18 thousand and $55 thousand, respectively.

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

The Georgia JV opened to patients on September 7, 2021.

The results of the Georgia JV are consolidated in our financial statements. As of March 31, 2023, INVO invested $0.9 million in the Georgia JV in the form of capital contributions as well as $0.5 million in the form of a note. For the three months ended March 31, 2023 and 2022, the Georgia JV recorded net losses of $32 thousand and $0.2 million respectively. Noncontrolling interest in the Georgia JV was $0. See Note 3 of the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q for additional information on the Georgia JV.

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

The Mexico JV opened to patients on November 1, 2021.

The Mexico JV is accounted for using the equity method in our financial statements. As of March 31, 2023, INVO invested $0.1 million in the Mexico JV. For the three months ended March 31, 2023, the Mexico JV recorded net losses of $27 thousand and $49 thousand, respectively, of which we recognized a loss from equity method investments of $9 thousand and $16 thousand, respectively.

Terminated JV Agreements

As of May 15, 2023, the Company’s JV agreements to establish INVO Centers in the Republic of North Macedonia and in the Bay Area of California were terminated due to lack of progress.

 Recent Developments

Execution of Definitive Agreements to Acquire the Wisconsin Fertility Institute

On March 16, 2023, INVO, through Wood Violet Fertility LLC, a Delaware limited liability company (“Wood Violet”) and wholly owned subsidiary of INVO Centers LLC, a Delaware company (“INVO CTR”) wholly owned by INVO, entered into binding purchase agreements to acquire Wisconsin Fertility Institute (“Wisconsin Fertility”) for a combined purchase price of $10 million.

The purchase price is payable in four installments of $2.5 million each (which payments may be offset by assumption of certain Wisconsin Fertility liabilities, payable at closing and on each of the subsequent three anniversaries of closing. The sellers have the option to take all or a portion of the final three installments in shares of INVO common stock par value $0.0001 per share (“Common Stock”) valued at $6.25, $9.09, and $14.29, for the second, third, and final installments, respectively.

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

March 2023 Registered Direct Offering

On March 23, 2023, INVO entered into a securities purchase agreement (the “March Purchase Agreement”) with a certain institutional investor, pursuant to which the Company agreed to issue and sell to such investor (i) in a registered direct offering (the “RD Offering”), 1,380,000 shares of Common Stock, and a pre-funded warrant (the “Pre-Funded Warrant”) to purchase up to 2,300,000 shares of Common Stock, at an exercise price of $0.01 per share, and (ii) in a concurrent private placement (the “March Warrant Placement”), a common stock purchase warrant (the “March Warrant”), exercisable for an aggregate of up to 5,520,000 shares of Common Stock, at an exercise price of $0.63 per share. The securities to be issued in the RD Offering (priced at the marked under Nasdaq rules) were offered pursuant to the Company’s shelf registration statement on Form S-3 (File 333-255096), initially filed by the Company with the SEC under the Securities Act of 1933, as amended (the “Securities Act”), on April 7, 2021 and declared effective on April 16, 2021. The Pre-Funded Warrant is exercisable upon issuance and will remain exercisable until all of the shares underlying the Pre-Funded Warrant are exercised in full.

The March Warrant (and the shares of Common Stock issuable upon the exercise of the Private Warrants) was not registered under the Securities Act and was offered pursuant to an exemption from the registration requirements of the Securities Act provided in Section 4(a)(2) of the Securities Act and Rule 506(b) promulgated thereunder. The March Warrant is immediately exercisable upon issuance, will expire eight years from the date of issuance, and in certain circumstances may be exercised on a cashless basis.

On March 27, 2023, the Company closed the RD Offering and March Warrant Placement, raising gross proceeds of approximately $3 million before deducting placement agent fees and other offering expenses payable by the Company. In the event the March Warrant is fully exercised for cash, the Company would receive additional gross proceeds of approximately $3.5 million. The Company used $383,879 in proceeds to repay a portion of the convertible debenture issued in February 2023 and the remainder of the proceeds are being used for working capital and general corporate purposes.

Under the March Purchase Agreement, the Company is required within 30 days of the closing date of the March Warrant Placement to file a registration statement on Form S-1 (the “Resale Registration Statement”) registering the resale of the shares of Common Stock issuable upon the exercise of the March Warrant. The Company is required to use commercially reasonable efforts to cause such registration to become effective within 75 days of the closing date of the offering (or 120 days if the registration statement is subject to a full review by the SEC), and to keep the Resale Registration Statement effective at all times until no shares of Common Stock remain exercisable under the March Warrant.

In addition, pursuant to certain “lock-up” agreements, our officers and directors have agreed, for a period of 180 days from the date of the RD Offering and March Warrant Placement, not to engage in any of the following, whether directly or indirectly, without the consent of the March Purchase Agreement investor: offer to sell, sell, contract to sell pledge, grant, lend, or otherwise transfer or dispose of our common stock or any securities convertible into or exercisable or exchangeable for Common Stock (the “Lock-Up Securities”); enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of the Lock-Up Securities; make any demand for or exercise any right or cause to be filed a registration statement, including any amendments thereto, with respect to the registration of any Lock-Up Securities; enter into any transaction, swap, hedge, or other arrangement relating to any Lock-Up Securities subject to customary exceptions; or publicly disclose the intention to do any of the foregoing.

Notices from Nasdaq of Failure to Satisfy Continued Listing Rules.

Notice Regarding Non-Compliance with Minimum Stockholders’ Equity

On November 23, 2022, we received notice (the “Stockholders’ Equity Notice”) from The Nasdaq Stock Market LLC (“Nasdaq”) advising us that we were not in compliance with the minimum stockholders’ equity requirement for continued listing on The Nasdaq Capital Market. Nasdaq Listing Rule 5550(b)(1) requires companies listed on The Nasdaq Capital Market to maintain stockholders’ equity of at least $2,500,000 (the “Stockholders’ Equity Requirement). In this Quarterly Report on Form 10-Q, we reported stockholders’ deficit of $16,090, which, although improved from the $977,612 deficit recorded as of December 31, 2022, is below the Stockholders’ Equity Requirement for continued listing. Additionally, we do not meet either of the alternative Nasdaq continued listing standards under the Nasdaq Listing Rules, market value of listed securities of at least $35 million, or net income of $500,000 from continuing operations in the most recently completed fiscal year, or in two of the three most recently completed fiscal years.

The Stockholders’ Equity Notice has no immediate effect on the listing of our Common Stock and our Common Stock continues to trade on The Nasdaq Capital Market under the symbol “INVO” subject to our compliance with the other continued listing requirements.

Pursuant to the Stockholders’ Equity Notice, Nasdaq gave us 45 calendar days, or until January 7, 2023, to submit to Nasdaq a plan to regain compliance, which, if accepted by Nasdaq, may grant the Company an extension of up to 180 calendar days from the date of the Stockholders’ Equity Notice to evidence compliance.

On January 18, 2023, we received a letter from Nasdaq under which it stated that based on our submission that Nasdaq has determined to grant us an extension of time to regain compliance with Nasdaq Listing Rule 5550(b) until May 22, 2023. We must furnish to the SEC and Nasdaq a publicly available report (e.g., a Form 8-K) which report, among other things, includes a description of the completed transaction or event that enabled us to satisfy the stockholders’ equity requirement for continued listing. After filing the publicly available report described above, if we fail to evidence compliance upon filing our periodic report for the June 30, 2023, with the SEC and Nasdaq, we may be subject to delisting. In the event we do not satisfy these terms, Nasdaq will provide written notification that our securities would be delisted. At that time, we may appeal Nasdaq’s determination to a hearings panel.

We are currently in discussions with counsel with a view to submitting an updated plan to Nasdaq for compliance with the Stockholders’ Equity Requirement and to requesting a further extension to implement such plan and regain compliance.

Notice Regarding Failure to Maintain Minimum Bid Price

On January 11, 2023, we received a letter from the staff (the “Staff”) of Nasdaq’s listing qualifications group indicating that, based upon the closing bid price of our Common Stock for the previous 30 consecutive business days, we were not in compliance with the requirement to maintain a minimum bid price of $1.00 per share for continued listing under Nasdaq Listing Rule 5550(a)(2).

The notice has no immediate effect on the listing of our Common Stock, and our Common Stock will continue to trade on The Nasdaq Capital Market under the symbol “INVO.”

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have been provided an initial period of 180 calendar days, or until July 10, 2023, to regain compliance with the minimum bid price requirement. If at any time before July 10, 2023, the closing bid price of our Common Stock closes at or above $1.00 per share for a minimum of 10 consecutive business days, Nasdaq will provide written notification that we have achieved compliance with the minimum bid price requirement, and the matter would be resolved. If we do not regain compliance prior to July 10, 2023, then Nasdaq may grant us a second 180 calendar day period to regain compliance, provided we (i) meet the continued listing requirement for market value of publicly-held shares and all other initial listing standards for The Nasdaq Capital Market, other than the minimum closing bid price requirement, and (ii) notify Nasdaq of its intent to cure the deficiency within such second 180 calendar day period, by effecting a reverse stock split, if necessary.

We will continue to monitor the closing bid price of our Common Stock and will consider implementing available options to regain compliance with the minimum bid price requirement under the Nasdaq Listing Rules. If we do not regain compliance with the minimum bid price requirement within the allotted compliance periods, we will receive a written notification from Nasdaq that our securities are subject to delisting. We would then be entitled to appeal that determination to a Nasdaq hearings panel. There can be no assurance that we will regain compliance during either compliance period or maintain compliance with the other Nasdaq listing requirements.

Results of Operations

During the first quarter of 2023, we achieved several important developments. Our existing three INVO Centers made steady progress producing record quarterly revenue on a combined basis. We also made important progress toward opening our planned Tampa INVO Center. With respect to our previously announced acquisition strategy, we reached a major milestone by signing binding agreements to acquire Wisconsin Fertility Institute (“WFI”). WFI is a well-established and profitable clinic that would substantially increase the size and scope of our operations. We expect to close the acquisition during the second quarter of 2023.

Looking ahead, we anticipate opening additional INVO Centers in key domestic, and select international, markets, and pursuing additional acquisitions. With respect to INVO Centers, we have selected an initial list or about 20 markets in the U.S. that we believe are excellent potential locations, and we believe the universe of suitable acquisition targets for INVO exceeds 80 clinics in the U.S. We also continue to work on the expansion of INVOcell distribution into existing fertility clinics.

From a market strategy perspective, our commercialization efforts will continue to focus on the substantial, underserved patient population and on expanding access to advanced fertility treatments. We believe our solutions can help address the key challenges of affordability and capacity to provide care to the vast number of patients that go untreated every year. This represents the major opportunity for INVOcell and the IVC procedure it enables. Despite the COVID pandemic, the fertility industry continues to expand, and we believe our growing volume of partners (both distributors and JV INVO Centers) affords us strong forward-looking opportunities. We believe our INVO Center approach and our plans to implement IVC procedures in acquired clinics can help to add much needed capacity and affordability and aligns with our key mission to open access to care to the underserved patient population.

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

Comparison of the Three Months Ended March 31, 2023, and 2022

Revenue

Revenue for the three months ended March 31, 2023, was approximately $348 thousand compared to approximately $163 thousand for the three months ended March 31, 2022. Of the $348 thousand in revenue for the first three months of 2023, approximately $297 thousand was related to clinic revenue from the consolidated Georgia JV. The increase of approximately $185 thousand, or approximately 114%, was primarily related to increased revenue from the Georgia JV.

Gross Profit

Gross profit for the three months ended March 31, 2023, was approximately $275 thousand compared to approximately $98 thousand for the three months ended March 31, 2022. Gross margins were approximately 79% and 60% for the three months ended March 31, 2023, and 2022, respectively. The gross margin improvement is primarily due to increased efficiencies at the Georgia JV.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2023, were approximately $2.5 million compared to approximately $2.7 million for the three months ended March 31, 2022. The decrease of approximately $0.2 million, or approximately 7%, was primarily the result of decreased non-cash, stock-based compensation expense, which was $0.5 million in the period, compared to $0.7 million for the same period in the prior year.

Research and Development Expenses

We began to fund additional research and development (“R&D”) efforts in 2020 as part of our 5-day label expansion efforts. R&D expenses were approximately $74 thousand and $104 thousand for the three months ended March 31, 2023, and March 31, 2022, respectively.

Loss from equity investment

Loss from equity investments for the three months ended March 31, 2023, was approximately $27 thousand compared to $71 thousand for the three months ended March 31, 2022. The decrease in loss is due to an increase in revenue in the equity method JV’s and a decrease in expenses associated with one-time startup costs.

Interest Expense and Financing Fees

Interest expense and financing fees were approximately $217 thousand for the three months ended March 31, 2023, compared to approximately $0.1 thousand for the three months ended March 31, 2022. The expense in 2023 was primarily non-cash and due to the debt discount, debt issuance cost and interest from convertible notes.

Liquidity and Capital Resources

For the three months ended March 31, 2023, and 2022, we had net losses of approximately $2.6 million and $2.8 million, respectively, and an accumulated deficit of approximately $52.3 million as of March 31, 2023. Approximately $0.9 million of the net loss was related to non-cash expenses for the three months ended March 31, 2023, compared to $0.9 million for the three months ended March 31, 2022. We had negative working capital of approximately $1.6 million as of March 31, 2023, compared to negative working capital of approximately $2.8 million as of December 31, 2022. As of March 31, 2023, we had stockholder’s equity of approximately $88 thousand compared to negative stockholder’s equity of approximately $1.0 million as of December 31, 2022.

We have been dependent on raising capital from debt and equity financings to meet our needs for cash required to fund our operating expenses and investing activities. During the first three months of 2023, we received proceeds of approximately $2.7 million for the sale of our Common Stock and $0.7 million in proceeds from the sale of convertible notes. During the first three months of 2022, we received approximately $0.3 million for the sale of Common Stock. Over the next 12 months, our plan includes opening additional INVO Centers, completing the acquisition of Wisconsin Fertility Institute and pursuing additional IVF clinic acquisitions. Until we can generate positive cash from operations, we will need to raise additional funding to meet our liquidity needs and to execute our business strategy. As in the past, we will seek debt and/or equity financing, which may not be available on reasonable terms, if at all.

Although our audited financial statements for the year ended December 31, 2022 were prepared under the assumption that we would continue operations as a going concern, the report of our independent registered public accounting firm that accompanies our financial statements for the year ended December 31, 2022 contains a going concern qualification in which such firm expressed substantial doubt about our ability to continue as a going concern, based on the financial statements at that time. Specifically, as noted above, we have incurred significant operating losses and we expect to continue to incur significant expenses and operating losses as we continue to ramp up the commercialization of INVOcell and develop new INVO Centers. These prior losses and expected future losses have had, and will continue to have, an adverse effect on our financial condition. If we cannot continue as a going concern, our stockholders would likely lose most or all of their investment in us.

Cash Flows

The following table shows a summary of our cash flows for the three months ended March 31, 2023 and 2022:

	2023	2022
Cash (used in) provided by:
Operating activities	(1,148,461)	(2,078,119)
Investing activities	(8,447)	(81,890)
Financing activities	3,255,018	315,000

Cash Flows from Operating Activities

As of March 31, 2023, we had approximately $2.2 million in cash compared to approximately $3.8 million as of March 31, 2022. Net cash used in operating activities for the first three months of 2023 was approximately $1.1 million, compared to approximately $2.1 million for the same period in 2022. The decrease in net cash used in operating activities was primarily due to the increase in accounts payable and accrued compensation.

Cash Flows from Investing Activities

During the three months ended March 31, 2023, cash used in investing activities of $8 thousand was primarily related to a loss on equity method for the JVs. During the three months ended March 31, 2022, cash used in investing activities of approximately $0.1 million was primarily related to a loss on equity method for the JVs, payments to acquire property, plant, and equipment, as well as investment in trademarks.

Cash Flows from Financing Activities

During the three months ended March 31, 2023 cash provided by financing activities of approximately $3.3 million was primarily related to the sale of Common Stock and convertible notes. During the three months ended March 31, 2022, cash provided by financing activities of approximately $0.3 million primarily related to the sale of Common Stock, net of offering costs.

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

We are exposed to risk from changes in foreign currency exchange rates related to our foreign joint venture. Our principal exchange rate exposure relates to the Mexican Peso.

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

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2023, the end of the fiscal period covered by this Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2023.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Risk factors that affect our business and financial results are discussed in Part I, Item 1A “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2022 (“Annual Report”) as filed with the SEC on April 17, 2023, as amended. There have been no material changes in our risk factors from those previously disclosed in our Annual Report. You should carefully consider the risks described in our Annual Report, which could materially affect our business, financial condition or future results. The risks described in our Annual Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results. If any of the risks actually occur, our business, financial condition, and/or results of operations could be negatively affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

On May 10, 2023, the partnership agreement between the Company and Lyfe Medical I, LLC was terminated by mutual agreement.

On May 12, 2023 the joint venture agreement between the Company and Ginekaliks Dooel Skopje was terminated by mutual agreement.

Item 6. Exhibits

Exhibit No.	Description

10.1*	Termination Agreement between the Company and Lyfe Medical I, LLC dated May 10, 2023

10.2*	Termination Letter between the Company and and Ginekaliks Dooel Skopje dated May 12, 2023

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 is formatted in Inline XBRL

* Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 15, 2023.

INVO Bioscience, Inc.

Date: May 15, 2023	By:	/s/ Steven Shum
Steven Shum, Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2023	By:	/s/ Andrea Goren
Andrea Goren, Chief Financial Officer
(Principal Financial and Accounting Officer)

