Form 10-Q
period 2023-06-30
INVO Bioscience, Inc.
filed 2023-08-14
CIK 1417926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 14, 2023, the Registrant had 2,449,662 shares of common stock outstanding.

INVO BIOSCIENCE, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED June 30, 2023

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

INVO BIOSCIENCE, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30,	December 31,
	2023	2022
		(audited)
ASSETS
Current assets
Cash	$112,485	$90,135
Accounts receivable	74,908	77,149
Inventory	280,018	263,602
Prepaid expenses and other current assets	374,714	190,201
Total current assets	842,125	621,087
Property and equipment, net	659,442	436,729
Lease right of use	4,004,962	1,808,034
Investment in joint ventures	1,132,365	1,237,865
Total assets	$6,638,894	$4,103,715
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$1,844,629	$1,349,038
Accrued compensation	1,202,420	946,262
Notes payable, net	263,888	100,000
Notes payable – related parties, net	770,000	662,644
Deferred revenue	161,187	119,876
Lease liability, current portion	227,026	231,604
Total current liabilities	4,469,150	3,409,424
Lease liability, net of current portion	3,873,289	1,669,954
Deferred tax liability	1,949	1,949
Total liabilities	8,344,388	5,081,327

Stockholders’ deficit
Common Stock, $.0001 par value; 6,250,000 shares authorized; 826,886 and 608,611 issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	83	61
Additional paid-in capital	52,869,346	48,805,860
Accumulated deficit	(54,574,923)	(49,783,533)
Total stockholders’ deficit	(1,705,494)	(977,612)
Total liabilities and stockholders’ deficit	$6,638,894	$4,103,715

The accompanying notes are an integral part of these consolidated financial statements.

INVO BIOSCIENCE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2023	2022	2023	2022

Revenue:
Clinic revenue	$254,364	$112,358	$551,745	$218,206
Product revenue	61,538	33,777	112,182	90,527
Total revenue	315,902	146,135	663,927	308,733
Operating expenses
Cost of revenue	235,714	170,526	466,719	367,207
Selling, general and administrative expenses	2,042,609	2,444,586	4,373,443	4,991,714
Research and development expenses	83,850	190,761	157,370	294,941
Depreciation and amortization	19,705	22,083	38,792	37,630
Total operating expenses	2,381,879	2,827,956	5,036,324	5,691,492
Loss from operations	(2,065,977)	(2,681,821)	(4,372,397)	(5,382,759)
Other income (expense):
Income (loss) from equity method joint ventures	3,788	(117,978)	(23,947)	(189,095)
Interest income	-	48	-	273
Interest expense	(175,192)	(102)	(391,781)	(1,558)
Foreign currency exchange loss	(265)	(888)	(400)	(1,914)
Total other income (expense)	(171,669)	(118,920)	(416,128)	(192,294)
Net loss before income taxes	(2,237,646)	(2,800,741)	(4,788,525)	(5,575,053)
Income taxes	2,865	800	2,865	800
Net loss	$(2,240,511)	$(2,801,541)	$(4,791,390)	$(5,575,853)

Net loss per common share:
Basic	$(3.06)	$(4.62)	$(7.07)	$(9.23)
Diluted	$(3.06)	$(4.62)	$(7.07)	$(9.23)
Weighted average number of common shares outstanding:
Basic	732,255	605,760	677,684	604,123
Diluted	732,255	605,760	677,684	604,123

The accompanying notes are an integral part of these consolidated financial statements.

INVO BIOSCIENCE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balances, December 31, 2021	596,457	$60	$46,200,509	$(38,891,022)	$7,310,680
Common stock issued to directors and employees	2,576	-	328,548	-	328,548
Common stock issued for services	2,750	-	116,766	-	116,766
Proceeds from sale of common stock, net of fees and expenses	4,731	-	315,000	-	315,000
Stock options issued to directors and employees as compensation	-	-	861,284	-	861,284
Net loss	-	-	-	(5,575,853)	(5,575,853)
Balances, June 30, 2022	606,514	$60	$47,823,860	$(44,466,875)	$3,356,425

Balances, December 31, 2022	608,611	$61	$48,805,860	$(49,783,533)	$(977,612)
Common stock issued to directors and employees	3,994	-	51,565	-	51,565
Common stock issued for services	25,817	3	244,173	-	244,176
Proceeds from the sale of common stock, net of fees and expenses	184,000	18	2,728,920	-	2,728,938
Common stock issued with notes payable	4,167	1	56,313	-	56,314
Options exercised for cash	297	-	2,375	-	2,375
Stock options issued to directors and employees as compensation	-	-	652,750	-	652,750
Warrants issued with notes payable	-	-	327,390	-	327,390
Net loss	-	-	-	(4,791,390)	(4,791,390)
Balances, June 30, 2023	826,886	$83	$52,869,346	$(54,574,923)	$(1,705,494)

The accompanying notes are an integral part of these consolidated financial statements.

INVO BIOSCIENCE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended
	June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(4,791,390)	$(5,575,853)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash stock compensation issued for services	244,176	116,766
Non-cash stock compensation issued to directors and employees	51,565	328,548
Fair value of stock options issued to employees	652,750	861,284
Non-cash compensation for services	90,000	30,000
Amortization of discount on notes payable	301,098	-
Loss from equity method investment	23,947	189,095
Depreciation and amortization	38,792	37,629
Changes in assets and liabilities:
Accounts receivable	2,241	(6,015)
Inventory	(16,416)	5,777
Prepaid expenses and other current assets	(184,513)	35,069
Accounts payable and accrued expenses	432,654	23,553
Accrued compensation	256,158	(72,885)
Deferred revenue	41,311	71,457
Leasehold liability	1,829	4,655
Accrued Interest	62,938	-
Net cash used in operating activities	(2,792,860)	(3,950,920)
Cash from investing activities:
Payments to acquire property, plant, and equipment	(261,505)	(8,338)
Payments to acquire intangible assets	-	(1,517)
Investment in joint ventures	(8,447)	(76,937)
Net cash used in investing activities	(269,952)	(86,792)
Cash from financing activities:
Proceeds from the sale of notes payable	714,000	-
Proceeds from the sale of common stock, net of offering costs	2,728,938	315,000
Proceeds from option exercise	2,375	-
Principal payments on note payable	(360,151)	-
Net cash provided by financing activities	3,085,162	315,000
Increase (decrease) in cash and cash equivalents	22,350	(3,722,712)
Cash and cash equivalents at beginning of period	90,135	5,684,871
Cash and cash equivalents at end of period	$112,485	$1,962,159

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$5,720	$-
Taxes	$-	$2,847
Noncash activities:
Fair value of warrants issued with debt	$327,390	$-
Initial ROU asset and lease liability	$2,312,892	$-

The accompanying notes are an integral part of these consolidated financial statements.

INVO BIOSCIENCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

(UNAUDITED)

Note 1 – Summary of Significant Accounting Policies

Description of Business

INVO Bioscience, Inc. (“INVO” or the “Company”) is a healthcare services fertility company dedicated to expanding the assisted reproductive technology (“ART”) marketplace by making fertility care accessible and inclusive to people around the world. The Company’s commercialization strategy is focused on the opening of dedicated “INVO Centers” offering the INVOcell and IVC procedure (with three centers in North America now operational), the acquisition of US-based, profitable in vitro fertilization (“IVF”) clinics and the sale and distribution of our technology solution into existing fertility clinics. The Company’s proprietary technology, INVOcell, is a revolutionary medical device that allows fertilization and early embryo development to take place in vivo within the woman’s body. This treatment solution is the world’s first intravaginal culture technique for the incubation of oocytes and sperm during fertilization and early embryo development.

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

The Company considers events or transactions that have occurred after the consolidated balance sheet date of June 30, 2023, but prior to the filing of the consolidated financial statements with the SEC in this Quarterly Report on Form 10-Q, to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure, as applicable. Subsequent events have been evaluated through the date of the filing of this Quarterly Report on Form 10-Q.

Reclassifications

Certain amounts in the consolidated financial statements for the prior year have been reclassified to conform to the current year presentation. These reclassifications had no impact on net earnings, financial position, or cash flows.

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

Long- Lived Assets

Long-lived assets and certain identifiable assets related to those assets are periodically reviewed for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable. If the non-discounted future cash flows of the asset are less than their carrying amount, their carrying amounts are reduced to fair value and an impairment loss recognized. There was no impairment recorded during the six months ended June 30, 2023, and 2022.

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

Concentration of Credit Risk

Cash includes amounts deposited in financial institutions in excess of insurable Federal Deposit Insurance Corporation (“FDIC”) limits. As of June 30, 2023, the Company did not have cash balances in excess of FDIC limits.

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

Loss Per Share

Basic loss per share calculations are computed by dividing net loss by the weighted-average number of common shares outstanding. Diluted earnings per share are computed similar to basic earnings per share except that the denominator is increased to include potentially dilutive securities. The Company’s diluted loss per share is the same as the basic loss per share for the three and six months ended June 30, 2023, and 2022, as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss (numerator)	$(2,240,511)	(2,801,541)	(4,791,390)	(5,575,853)
Basic and diluted weighted-average number of common shares outstanding (denominator)	732,255	605,760	677,684	604,123
Basic and diluted net loss per common share	(3.06)	(4.62)	(7.07)	(9.23)

The Company has excluded the following dilutive securities from the calculation of fully diluted shares outstanding because the result would have been anti-dilutive:

	As of June 30,
	2023	2022
Options	121,255	74,480
Convertible notes and interest	55,120	-
Unit purchase options and warrants	348,151	13,008
Total	524,526	87,488

Recently Adopted Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements, and does not believe the future adoption of any such pronouncements will have a material impact on its financial condition or the results of its operations.

Note 2 – Liquidity

Historically, the Company has funded its cash and liquidity needs primarily through revenue collection, equity financings, and convertible notes. For the six months ended June 30, 2023, and 2022, the Company incurred a net loss of approximately $4.8 million and $5.6 million, respectively, and has an accumulated deficit of approximately $54.6 million as of June 30, 2023. Approximately $1.4 million of the net loss was related to non-cash expenses for the six months ended June 30, 2023, compared to $1.6 million for the six months ended June 30, 2022.

The Company has been dependent on raising capital from debt and equity financings to meet its needs for cash flow used in operating and investing activities. During the first six months of 2023, the Company received net proceeds of approximately $2.7 million for the sale of its common stock par value $0.0001 per share (“Common Stock”) as well as approximately $0.7 million from the sale of convertible notes. During the first six months of 2022, the Company received proceeds of approximately $0.3 million for the sale of Common Stock. Over the next 12 months, the Company’s plan includes opening additional INVO Centers, completing the acquisition of Wisconsin Fertility Institute and pursuing additional IVF clinic acquisitions. Until the Company can generate positive cash from operations, it will need to raise additional funding to meet its liquidity needs and to execute its business strategy. As in the past, the Company will seek debt and/or equity financing, which may not be available on reasonable terms, if at all.

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

The Bloom Agreement provides Bloom with a “profits interest” in the Georgia JV and, in connection with such profits interest, states that profits and losses be allocated to its members based on a hypothetical liquidation of the Georgia JV. In such a scenario, liquidation proceeds would be distributed in the following order: (a) to INVO CTR until the difference between its capital contributions and distributions equals $0; (b) to Bloom until its distributions equal 150% of the liquidation amounts distributed to INVO CTR (a “catch-up” to rebalance the distributions between members); and (c) thereafter on a pro rata basis. The Georgia JV had no assets or liabilities at the time the units were issued, and, as of June 30, 2023, INVO CTR had made capital contributions greater than the net loss of the Georgia JV. As such, the entire net loss was allocated to INVO CTR, and no loss was allocated to the noncontrolling interest of Bloom.

The Georgia JV opened to patients on September 7, 2021.

The Company determined the Georgia JV is a VIE, and that the Company is its primary beneficiary because the Company has an obligation to absorb losses that are potentially significant and the Company controls the majority of the activities that impact the Georgia JV’s economic performance, specifically control of the INVOcell and lab services quality management. As a result, the Company consolidated the Georgia JV’s results with its own. As of June 30, 2023, the Company invested $0.9 million in the Georgia JV in the form of capital contributions as well as $0.5 million in the form of a note. For the six months ended June 30, 2023 and 2022, the Georgia JV recorded net losses of $0.1 million and $0.3 million respectively. Noncontrolling interest in the Georgia JV was $0.

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

The Alabama JV opened to patients on August 9, 2021.

The Company determined the Alabama JV is a VIE, and that there is no primary beneficiary. As a result, the Company will use the equity method to account for its interest in the Alabama JV. As of June 30, 2023, the Company invested $1.6 million in the Alabama JV in the form of a note. For the six months ended June 30, 2023, the Alabama JV recorded net income of $2 thousand, of which the Company recognized a gain from equity method investments of $805. For the six months ended June 30, 2022, the Alabama JV recorded a net loss of $0.3 million, of which the Company recognized a loss from equity method investments of $0.2 million.

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

The Mexico JV opened to patients on November 1, 2021.

The Company determined the Mexico JV is a VIE, and that there is no primary beneficiary. As a result, the Company will use the equity method to account for its interest in the Mexico JV. As of June 30, 2023, the Company invested $0.1 million in the Mexico JV. For the six months ended June 30, 2023 and 2022, the Mexico JV recorded net losses of $74 thousand and $90 thousand, respectively, of which the Company recognized a loss from equity method investments of $24 thousand and $30 thousand, respectively.

The following table summarizes our investments in unconsolidated VIEs:

			Carrying Value as of
	Location	Percentage Ownership	June 30, 2023	December 31, 2022
HRCFG INVO, LLC	Alabama, United States	50%	$1,023,346	1,106,905
Positib Fertility, S.A. de C.V.	Mexico	33%	109,019	130,960
Total investment in unconsolidated VIEs			$1,132,365	1,237,865

Earnings from investments in unconsolidated VIEs were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
HRCFG INVO, LLC	$19,474	$(104,255)	$805	$(159,175)
Positib Fertility, S.A. de C.V.	(15,686)	(13,723)	(24,752)	(29,920)
Total earnings from unconsolidated VIEs	3,788	(117,978)	(23,947)	(189,095)

The following tables summarize the combined unaudited financial information of our unconsolidated VIEs:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Statements of operations:
Operating revenue	$458,069	$166,477	$807,396	$336,312
Operating expenses	(466,184)	(415,665)	(880,050)	(744,421)
Net loss	(8,115)	(249,188)	(72,654)	(408,109)

	June 30, 2023	December 31, 2022
Balance sheets:
Current assets	$416,948	261,477
Long-term assets	1,057,010	1,094,490
Current liabilities	(513,709)	(396,619)
Long-term liabilities	(121,773)	(107,374)
Net assets	$838,476	851,974

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

The following table summarizes the Company’s transactions with VIEs:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Bloom Invo, LLC
INVOcell revenue	$6,000	$-	$10,500	$-
Unconsolidated VIEs
INVOcell revenue	$6,750	$9,000	$9,750	$16,500

The Company had balances with VIEs as follows:

	June 30, 2023	December 31, 2022
Bloom Invo, LLC
Accounts receivable	$12,000	13,500
Notes payable	472,839	468,031
Unconsolidated VIEs
Accounts receivable	$34,935	46,310

Note 5 – Inventory

Components of inventory are:

	June 30, 2023	December 31, 2022
Raw materials	$62,745	$68,723
Finished goods	217,273	194,879
Total inventory	$280,018	$263,602

Note 6 – Property and Equipment

The estimated useful lives and accumulated depreciation for equipment are as follows as of June 30, 2023, and December 31, 2022:

Estimated Useful Life
Manufacturing equipment	6 to 10 years
Medical equipment	7 to 10 years
Office equipment	3 to 7 years

	June 30, 2023	December 31, 2022
Manufacturing equipment	$132,513	$132,513
Medical equipment	283,065	283,065
Office equipment	77,601	77,601
Leasehold improvements	358,322	96,817
Less: accumulated depreciation	(192,059)	(153,267)
Total equipment, net	$659,442	$436,729

During the three months ended June 30, 2023, and 2022, the Company recorded depreciation expense of $19,705 and $21,630, respectively.

During the six months ended June 30, 2023, and 2022, the Company recorded depreciation expense of $38,792 and $36,725, respectively.

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

During the three months ended June 30, 2023, and 2022, the Company recorded amortization expenses related to patents of $nil and $452, respectively.

During the six months ended June 30, 2023, and 2022, the Company recorded amortization expenses related to patents of $nil and $904, respectively.

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

As of June 30, 2023, the Company’s lease components included in the consolidated balance sheet were as follows:

Lease component	Balance sheet classification	June 30, 2023
Assets
ROU assets – operating lease	Other assets	$4,004,962
Total ROU assets		$4,004,962

Liabilities
Current operating lease liability	Current liabilities	$227,026
Long-term operating lease liability	Other liabilities	3,873,289
Total lease liabilities		$4,100,315

Future minimum lease payments as of June 30, 2023 were as follows:

2023	156,465
2024	392,869
2025	392,688
2026	401,581
2027 and beyond	4,197,510
Total future minimum lease payments	$5,541,113
Less: Interest	(1,440,798)
Total operating lease liabilities	$4,100,315

Note 9 – Notes Payable

Notes payables consisted of the following:

	June 30, 2023	December 31, 2022
Related party demand notes with a 10% financing fee. 10% annual interest starting January 31, 2023. Notes are callable starting September 30, 2023	$770,000	$770,000
Convertible notes. 10% annual interest. Conversion price of $10.00-$12.00	410,000	100,000
Convertible debentures. 8% interest. Conversion price of $10.40	139,849	-
Less debt discount	(285,961)	(107,356)
Total, net of discount	$1,033,888	$762,644

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

In consideration for subscribing to the JAG Note for $100,000 dated December 29, 2022, and for agreeing to extend the date on which the other JAG Notes are callable to March 31, 2023, the Company issued JAG a warrant to purchase 17,500 shares of Common Stock. The warrant may be exercised for a period of five (5) years from issuance at a price of $10.00 per share. The financing fees for said JAG Note and the fair value of the warrant issued were capped at the total proceeds. The relative fair value of the warrant was recorded as a debt discount and as of June 30, 2023 the Company had fully amortized the discount. On July 10, 2023 JAG agreed to extend the date on which the JAG Notes are callable to September 30, 2023.

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

The financing fees for all demand notes were recorded as a debt discount and as of June 30, 2023 the Company had fully amortized the discount.

For the six months ended June 30, 2023, the Company incurred $42,758 in interest related to these demand notes.

Jan and March 2023 Convertible Notes

In January and March 2023, the Company issued $410,000 of convertible notes, for $310,000 in cash and the conversion of $100,000 of demand notes from the fourth quarter of 2022. These convertible notes were issued with fixed conversion prices of $10.00 (for the $275,000 issued in January 2023) and $12.00 (for the $135,000 issued in March 2023) and (ii) 5-year warrants to purchase 19,375 shares of the Common Stock at an exercise price of $20.00.

The cumulative fair value of the warrants at issuance was $132,183. This was recognized as a debt discount and will be amortized on a straight-line basis over the life of the respective notes. For the six months ending June 30, 2023 the Company amortized $59,238 of the debt discount and as of June 30, 2023 had a remaining debt discount balance of $72,945.

Interest on these notes accrues at a rate of ten percent (10%) per annum and is payable at the holder’s option either in cash or in shares of the Common Stock at the conversion price set forth in the notes on December 31, 2023, unless converted earlier. For the six months ended June 30, 2023 the Company incurred $17,456 in interest related to these convertible notes.

All amounts due under these notes are convertible at any time after the issuance date, in whole or in part (subject to rounding for fractional shares), at the option of the holders into the Common Stock at a fixed conversion price for the notes as described above.

February 2023 Convertible Debentures

On February 3, and February 17, 2023, the Company entered into securities purchase agreements (the “February Purchase Agreements”) with accredited investors (the “February Investors”) for the purchase of (i) convertible debentures of the Company in the aggregate original principal amount of $500,000 (the “February Debentures”) for a purchase price of $450,000, (ii) warrants (the “February Warrants”) to purchase 12,500 shares (the “February Warrant Shares”) of Common Stock at an exercise price of $15.00 per share, and (iii) 4,167 shares of Common Stock issued as an inducement for issuing the February Debentures. The proceeds, net of placement agent and legal fees, were used for working capital and general corporate purposes.

The cumulative fair value of the warrants at issuance was $291,207. This was recognized as a debt discount and will be amortized on a straight-line basis over the life of the respective notes. For the six months ending June 30, 2023 the Company amortized $86,642 of the debt discount and as of June 30, 2023 had a remaining debt discount balance of $213,016.

Pursuant to the February Debentures, interest on the February Debentures accrues at a rate of eight percent (8%) per annum and is payable at maturity, one year from the date of the February Debentures. For the six months ended June 30, 2023 the Company incurred $8,444 in interest on the February Debentures.

All amounts due under the February Debentures are convertible at any time after the issuance date, in whole or in part, at the option of the February Investors into Common Stock at an initial price of $10.40 per share. This conversion price is subject to adjustment for stock splits, combinations or similar events and anti-dilution provisions, among other adjustments and is subject to a floor price.

The Company may prepay the February Debentures at any time in whole or in part by paying a sum of money equal to 105% of the principal amount to be redeemed, together with accrued and unpaid interest.

While any portion of each February Debenture remains outstanding, if the Company receives cash proceeds of more than $2,000,000 (the “Minimum Threshold”) in the aggregate from any source or series of related or unrelated sources, the February Investors shall have the right in their sole discretion to require the Company to immediately apply up to 50% of all proceeds received by the Company above the Minimum Threshold to repay the outstanding amounts owed under the February Debentures. The Company used $360,151 in proceeds from the RD Offering (as described in Note 11 below) to repay a portion of the February Debentures, leaving $139,849 of the February Debentures outstanding as of June 30, 2023. On August 8, 2023, the Company repaid the remaining balance of $139,849 with proceeds from the August Public Offering (as described in Note 16 below).

The February Warrants include anti-dilution protection whereby a subsequent offering priced below the February Warrants’ strike price then in effect would entitle the February Investors to a reduction of such strike price to the price of such subsequent offering and an increase in the February Warrant Shares determined by dividing the dollar amount for which the February Warrants are exercisable by such lower strike price. As a result of the $2.85 strike of the August Public Offering (as described in Note 16 below), the February Warrants now entitle the February Investors to purchase a total 65,790 at a price of $2.85 per February Warrant Share.

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

As of June 30, 2023 the Company owed accounts payable to related parties totaling $142,176, primarily related to unpaid employee expense reimbursements and unpaid board fees.

Note 11 – Stockholders’ Equity

Reverse Stock Split

On June 28, 2023, the Company’s board of directors approved a reverse stock split of the Company’s common stock at a ratio of 1-for-20 and also approved a proportionate decrease in its authorized common stock to 6,250,000 shares from 125,000,000. On July 26, 2023, the Company filed a certificate of change (with an effective date of July 28, 2023) with the Nevada Secretary of State pursuant to Nevada Revised Statutes 78.209 to effectuate a 1-for-20 reverse stock split of its outstanding common stock. On July 27, 2023, the Company received notice from Nasdaq that the reverse split would take effect at the open of business on July 28, 2023, and the reverse stock split took effect on that date. All share information included in this Form 10-Q has been reflected as if the reverse stock split occurred as of the earliest period presented.

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

Also on February 3, 2023, the Company issued to the Feb 3 Investor 7,500 shares of Common Stock for its commitment to enter into the ELOC.

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

March 2023 Registered Direct Offering

On March 23, 2023, INVO entered into a securities purchase agreement (the “March Purchase Agreement”) with a certain institutional investor, pursuant to which the Company agreed to issue and sell to such investor (i) in a registered direct offering (the “RD Offering”), 69,000 shares of Common Stock, and a pre-funded warrant (the “Pre-Funded Warrant”) to purchase up to 115,000 shares of Common Stock, at an exercise price of $0.20 per share, and (ii) in a concurrent private placement (the “March Warrant Placement”), a common stock purchase warrant (the “March Warrant”), exercisable for an aggregate of up to 276,000 shares of Common Stock, at an exercise price of $12.60 per share. The securities to be issued in the RD Offering (priced at the marked under Nasdaq rules) were offered pursuant to the Company’s shelf registration statement on Form S-3 (File 333-255096), initially filed by the Company with the SEC under the Securities Act of 1933, as amended (the “Securities Act”), on April 7, 2021 and declared effective on April 16, 2021. All Pre-Funded Warrants were exercised by the investor in June 2023.

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

On March 27, 2023, the Company closed the RD Offering and March Warrant Placement, raising gross proceeds of approximately $3 million before deducting placement agent fees and other offering expenses payable by the Company. In the event the March Warrant is fully exercised for cash, the Company would receive additional gross proceeds of approximately $3.5 million. Under the March Purchase Agreement, the Company may use a portion of the net proceeds of the offering to (a) repay February Debentures, and (b) to pay the down payment for Wisconsin Fertility acquisition. The remainder of the net proceeds will be used for working capital, capital expenditures, and other general corporate purposes. The Company used $383,879 in proceeds to repay a portion of the February Debentures and related fees and interest and the remainder of the proceeds are being used for working capital and general corporate purposes.

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

Six Months Ended June 30, 2023

During the six months ended June 30, 2023, the Company issued 3,994 shares of Common Stock to employees and directors and 12,202 shares of Common Stock to consultants with a fair value of $51,565 and $106,176, respectively. The shares were issued under the Company’s 2019 Stock Incentive Plan (the “2019 Plan”).

During the six months ended June 30, 2023, the Company issued 297 shares of Common Stock upon the exercise of options. The Company received proceeds of $2,375.

In February 2023, the Company issued 4,167 shares of Common Stock with a fair value of $56,313 as inducement for issuing the February Debentures. The fair value of the shares was recognized as a discount to the February Debentures and will be amortized over the life of the notes.

In February 2023, the Company 7,500 shares of Common Stock in connection with the ELOC with a fair value of $93,000 that was expensed in the period.

In March 2023, the Company issued 69,000 shares of Common Stock in the RD Offering and March Warrant Placement. The Company received net proceeds of approximately $2.7 million.

In May 2023, the Company issued 6,115 shares of Common Stock to consultants in consideration of services rendered with a fair value of $45,000. These shares were issued pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended. The Company did not receive any cash proceeds from this issuance.

Note 12 – Equity-Based Compensation

Equity Incentive Plans

In October 2019, the Company adopted the 2019 Plan. Under the 2019 Plan, the Company’s board of directors is authorized to grant stock options to purchase Common Stock, restricted stock units, and restricted shares of Common Stock to its employees, directors, and consultants. The 2019 Plan initially provided for the issuance of 25,000 shares. A provision in the 2019 Plan provides for an automatic annual increase equal to 6% of the total number of shares of Common Stock outstanding on December 31 of the preceding calendar year. In January 2023, the number of available shares increased by 36,498 shares bringing the total shares available under the 2019 Plan to 125,000.

Options granted under the 2019 Plan generally have a life of 3 to 10 years and exercise prices equal to or greater than the fair market value of the Common Stock as determined by the Company’s board of directors. Vesting for employees typically occurs over a three-year period.

The following table sets forth the activity of the options to purchase Common Stock under the 2019 Plan.

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding as of December 31, 2022	64,850	$68.00	$-
Granted	59,048	7.74	-
Exercised	(297)	8.00	-
Canceled	(2,346)	72.38	-
Balance as of June 30, 2023	121,255	$2.10	$-
Exercisable as of June 30, 2023	71,251	$62.42	$-

The fair value of each option granted is estimated as of the grant date using the Black-Scholes option pricing model with the following assumptions:

Six months ended June 30,
	2023	2022
Risk-free interest rate range	3.6-3.69%	1.6 to 1.9%
Expected life of option-years	5-5.63	5.25 to 5.75
Expected stock price volatility	106.6-114.9%	110.4 to 113.2%
Expected dividend yield	-%	-%

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

	Total Intrinsic Value of Options Exercised	Total Fair Value of Options Vested
Year ended December 31, 2022	$-	$1,616,401
Six months ended June 30, 2023	$-	$654,925

For the six months ended June 30, 2023, the weighted average grant date fair value of options granted was $6.38 per share. The Company estimates the fair value of options at the grant date using the Black-Scholes model. For all stock options granted through June 30, 2023, the weighted average remaining service period is 1 year.

Restricted Stock and Restricted Stock Units

In the six months ended June 30, 2023, the Company granted 13,272 restricted stock units and shares of restricted stock to certain employees, directors, and consultants under the 2019 Plan. Restricted stock issued to employees, directors, and consultants generally vest either at grant or vest over a period of one year from the date of grant.

The following table summarizes the Company’s restricted stock awards activity under the 2019 Plan during the six months ended June 30, 2023:

	Number of Unvested Shares	Weighted Average Grant Date Fair Value	Aggregate Value of Shares

Balance as of December 31, 2022	3,533	$8.40	$29,949
Granted	13,272	8.88	97,172
Vested	(16,505)	18.82	286,597
Forfeitures	-	-	-
Balance as of June 30, 2023	300	18.42	5,525

Note 13 – Unit Purchase Options and Warrants

The following table sets forth the activity of unit purchase options:

	Number of Unit Purchase Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding as of December 31, 2022	$4,649	$64.00	$-
Granted	-	-	-
Exercised	-	-	-
Canceled	-	-	-
Balance as of June 30, 2023	$4,649	$64.00	$-

The following table sets forth the activity of warrants:

	Number of Warrants	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding as of December 31, 2022	25,864	$30.20	$-
Granted	432,618	12.60	-
Exercised	(115,000)	0.20	-
Canceled	-	-	-
Balance as of June 30, 2023	378,849	$20.41	$-

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

Income tax expense was $2,865 for the three and six months ended June 30, compared to $800 for the three and six months ended June 30, 2022. The annual forecasted effective income tax rate for 2023 is 0%, with a year-to-date effective income tax rate for the six months ended June 30, 2023, of 0%.

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

Note 16 – Subsequent Events

On July 11, 2023, the Company issued 16,250 shares of Common Stock in consideration of a settlement with an unrelated third party. These shares were issued pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended. The Company did not receive any cash proceeds from this issuance.

On August 8, 2023, the Company issued 26,391 shares of Common Stock upon exercise of an existing warrant on a net-exercise basis. These shares were issued pursuant to the exemption from registration provided by Section 4(a)(2) and/or 3(a)(9) of the Securities Act of 1933, as amended.

Reverse Stock Split

On July 28, 2023 the Company effected a 1-for-20 reverse stock split of its outstanding common stock, please see Note 11 for more details. The Company issued an additional 135 shares of Common Stock for fractional shares.

Amendment to Armistice SPA

On July 7, 2023, the Company entered into an Amendment to Securities Purchase Agreement (the “Armistice Amendment”) with Armistice Capital Markets Ltd. to delete Section 4.12(a) of our March 23, 2023 Securities Purchase Agreement (the “Armistice SPA”) with Armistice pursuant to which the Company agreed that from March 23, 2023 until 45 days after the effective date of the Resale Registration Statement (as defined below) the Company would not (i) issue, enter into any agreement to issue or announce the issuance or proposed issuance of any shares of Common Stock or Common Stock Equivalents or (ii) file any registration statement or any amendment or supplement thereto, other than the prospectus supplement filed in connection with that offering and the Resale Registration Statement (the “Subsequent Equity Financing Provision”). In consideration of Armistice’s agreement to enter into the Armistice Amendment and delete the Subsequent Equity Financing Provision from the Armistice SPA, the Company agreed to pay Armistice a fee a $1,000,000 (the “Armistice Amendment Fee”) within two days of the closing of this Offering. Additionally, the Company agreed to include a proposal in its proxy statement for its 2023 Annual Meeting of Stockholders for the purpose of obtaining the approval of the holders of a majority of our outstanding voting common stock, to effectuate the reduction of the exercise price set forth in Section 2(b) of the Common Stock Purchase Warrants issued to Armistice on March 27, 2023 (the “Existing Warrants”) to the per unit public offering price of this Offering, in accordance with Nasdaq Rule 5635(d) (the “Shareholder Approval”) with the recommendation of the Company’s board of directors that such proposal be approved. The Company also agreed to solicit proxies from its shareholders in connection therewith in the same manner as all other management proposals in such proxy statement and that all management-appointed proxyholders shall vote their proxies in favor of such proposal. Further, if the Company does not obtain Shareholder Approval at the first meeting, the Company will call a meeting every six (6) months thereafter to seek Shareholder Approval until the earlier of the date Shareholder Approval is obtained or the Existing Warrants are no longer outstanding. Until such approval is obtained, the exercise price of the Existing Warrants will remain unchanged. The Armistice Amendment Fee was paid concurrent with closing of the August 2023 Public Offering on August 8, 2023.

JAG Demand Note

On July 10, 2023, the Company entered into a letter agreement (the “Agreement”) with JAG Multi Investments LLC (“JAG”), a related party to Andrea Goren, the Company’s CFO, who is a beneficiary of JAG but does not have any control over JAG’s investment decisions with respect to the Company. In the Agreement, the Company and JAG agreed that (1) JAG would loan the Company $100,000 under a demand promissory note, (2) the date on which JAG can demand payment of principal, fees and any interest under those certain demand promissory previously issued to JAG by the Company for a total of $500,000, of which JAG may demand payment of $500,000 as of the date hereof, be extended to September 30, 2023.

July 2023 Standard Merchant Cash Advance Agreement

On July 19, 2023, the Company entered into a Standard Merchant Cash Advance Agreement with Cedar Advance LLC (“Cedar”) under which Cedar purchased $543,750 of our receivables for a gross purchase price of $375,000. The Company received net proceeds of $356,250. Until the purchase price has been repaid, the Company agreed to pay Cedar $19,419.64 per week. If the Company repays the purchase price within 30-days then the amount payable shall be reduced to $465,000. In addition, the Company granted Cedar a security interest in its accounts, including deposit accounts and accounts receivable. The Company intends to use the proceeds for working capital and general corporate purposes.

Notices from Nasdaq of Failure to Satisfy Continued Listing Rules.

On July 11, 2023, the Company received a notice from the Listing Qualifications Staff (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) that, based upon the Company’s non-compliance with the minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2) (the “Rule”), as of July 10, 2023, the Nasdaq Hearing Panel (the “Panel”) will consider such non-compliance in its decision regarding the Company’s continued listing on Nasdaq.

The Company plans to timely submit to the Panel confirmation of its plan to regain compliance under the Rule, providing similar information to that presented to the Panel at the Company’s hearing on July 6, 2023.

As previously disclosed, the Company was granted a 180-day grace period to regain compliance with the Rule through July 10, 2023. The Company was unable to do so by that date, which resulted in the issuance of the Staff’s notice.

On July 27, 2023, the Company received a letter from the Panel under which they granted its request for continued listing of Nasdaq subject to us demonstrating compliance with the Equity Rule as well as Nasdaq Listing Rule 5550(a)(2) (to maintain a minimum bid price of $1; the “Price Rule”) on or before September 29. 2023. The Panel reserves the right to reconsider the terms of this exception based on any event, condition or circumstance that exists or develops that would, in the opinion of the Panel, make continued listing of our securities on Nasdaq inadvisable or unwarranted. In that regard, the Panel advises the Company that it is a requirement during the exception period that the Company provide prompt notification of any significant events that occur during this time that may affect its compliance with Nasdaq requirements. This includes, but is not limited to, prompt advance notice of any event that may call into question its ability to meet the terms of the exception granted.

August 2023 Public Offering

On August 4, 2023, the Company, entered into securities purchase agreements (the “Purchase Agreements”) with certain institutional and other investors, pursuant to which the Company agreed to issue and sell to such investors in a public offering (the “Offering”), 1,580,000 units (the “Units”) with each Unit consisting of (i) one share (the “Shares”) of Common Stock of the Company, and (ii) two common stock purchase warrants (the “Warrants”), each exercisable for one share of Common Stock at an exercise price of $2.85 per share, for an aggregate of 1,580,000 Shares and Warrants to purchase 3,160,000 shares of Common Stock being sold in the Offering, at a price of $2.85 per Unit. The securities to be issued in the Offering were offered pursuant to the Company’s registration statement on Form S-1 (File 333-273174) (the “Registration Statement”), initially filed by the Company with the Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended (the “Securities Act”), on July 7, 2023 and declared effective on August 3, 2023.

The Company closed the Offering on August 8, 2023, raising gross proceeds of approximately $4.5 million before deducting placement agent fees and other offering expenses payable by the Company. The Company used (i) $2,150,000 of the net proceeds to fund the initial installment of the purchase price required to consummate the acquisition of the Wisconsin Fertility Institute (net of a $350,000 holdback) on August 10, 2023; (ii) $1,000,000 of the net proceeds of this offering to pay Armistice the Armistice Amendment Fee for agreeing to remove the Subsequent Equity Financing Provision from the Armistice SPA; (iii) $100,000 to repay that certain 8% Debenture with a maturity date of February 3, 2024 issued to Peak One Opportunity Fund LP plus accrued interest and fees of approximately $7,784; and (iv) $39,849 to repay that certain 8% Debenture with a maturity date of February 17, 2024 issued to First Fire Global Opportunities Fund, LLC, plus accrued interest and fees of approximately $3,127. The Company intends to use the remaining net proceeds from this offering for working capital and general corporate purposes.

Also in connection with the offering, on August 4, 2023, the Company entered into a placement agency agreement (the “Placement Agency Agreement”) with Maxim Group LLC (the “Placement Agent”), pursuant to which (i) the Placement Agent agreed to act as placement agent on a “best efforts” basis in connection with the Offering and (ii) the Company agreed to pay the Placement Agent an aggregate fee equal to 7.0% of the gross proceeds (and 5% for certain investors) raised in the offering and warrants to purchase up to 110,600 shares of Common Stock at an exercise price of $3.14 (the “Placement Agent Warrants”). The Placement Agent Warrants (and the shares of Common Stock issuable upon the exercise of the Placement Agent Warrants) were not registered under the Securities Act and were offered pursuant to an exemption from the registration requirements of the Securities Act provided in Section 4(a)(2) of the Securities Act and Rule 506(b) promulgated thereunder.

Wisconsin Fertility Institute Acquisition

On August 10, 2023, the Company, through Wood Violet Fertility LLC, a Delaware limited liability company (“Buyer”) and wholly owned subsidiary of INVO Centers LLC, a Delaware company wholly-owned by INVO, consummated its acquisition of the Wisconsin Fertility Institute (the “Clinic”) for a combined purchase price of $10 million, of which $2.5 million was paid on the closing date (net $2,150,000 after a $350,000 holdback) plus assumption of the inter-company loan owed by WFRSA in the amount of $528,756 and the remaining three installments of $2.5 million each will be paid on the subsequent three anniversaries of closing. The sellers have the option to take all or a portion of the final three installments in shares of INVO common stock valued at $125.00, $181.80, and $285.80, for the second, third, and final installments, respectively.

The Clinic is comprised of (a) a medical practice, Wisconsin Fertility and Reproductive Surgery Associates, S.C., a Wisconsin professional service corporation d/b/a Wisconsin Fertility Institute (“WFRSA”), and (b) a laboratory services company, Fertility Labs of Wisconsin, LLC, a Wisconsin limited liability company (“FLOW”). WFRSA owns, operates and manages the Clinic’s fertility practice that provides direct treatment to patients focused on fertility, gynecology and obstetrics care and surgical procedures, and employs physicians and other healthcare providers to deliver such services and procedures. FLOW provides WFRSA with related laboratory services.

INVO is purchasing the non-medical assets of WFRSA and one hundred percent of FLOW’s membership interests. As reflected in the WFRSA purchase agreement, the Buyer and WFRSA will enter into a management services agreement pursuant to which WFRSA will outsource all its non-medical activities to the Buyer.

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

Overview

We are a healthcare services fertility company dedicated to expanding the assisted reproductive technology (“ART”) marketplace by making fertility care accessible and inclusive to people around the world. Our commercialization strategy is focused on the opening of dedicated “INVO Centers” offering the INVOcell® and IVC procedure (with three centers in North America now operational), the acquisition of US-based, profitable in vitro fertilization (“IVF”) clinics and the sale and distribution of our technology solution into existing fertility clinics. Our proprietary technology, INVOcell®, is a revolutionary medical device that allows fertilization and early embryo development to take place in vivo within the woman’s body. This treatment solution is the world’s first intravaginal culture technique for the incubation of oocytes and sperm during fertilization and early embryo development. This technique, designated as “IVC”, provides patients with a more natural, intimate, and more affordable experience in comparison to other ART treatments. We believe the IVC procedure can deliver comparable results at a fraction of the cost of traditional IVF and is a significantly more effective treatment than intrauterine insemination (“IUI”).

Unlike IVF where the oocytes and sperm develop into embryos in an expensive laboratory incubator, the INVOcell allows fertilization and early embryo development to take place in the woman’s body. This allows for many benefits in the IVC procedure, including:

●	Reduces expensive and time-consuming lab procedures, helping clinics and doctors to increase patient capacity and reduce costs;
●	Provides a natural, stable incubation environment;
●	Offers a more personal, intimate experience in creating a baby; and
●	Reduces the risk of errors and wrong embryo transfers.

In both current utilization of the INVOcell, and in clinical studies, the IVC procedure has demonstrated equivalent pregnancy success and live birth rates as IVF.

While the INVOcell remains important to our efforts, our commercialization and corporate development strategy has expanded to focus primarily on providing ART services to the significantly underserved patient population seeking access to affordable fertility treatment. The Company is now largely focused on the opening of dedicated “INVO Centers” offering the INVOcell and IVC procedure (with three centers in North America now operational) and the acquisition of existing IVF clinics, in addition to continuing to distribute and sell our technology solution to existing fertility clinics.

On August 10, 2023 we closed our first acquisition, Wisconsin Fertility Institute (“WFI”). The acquisition of WFI is expected to provide significant scale to our operations and complement our INVO Center strategy. The Madison-based fertility center primarily offers conventional IVF procedures and generated more than $5 million in revenue and approximately $1.7 million of net income based on fiscal 2022 audited results.

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

To date, we have completed a series of important steps in the successful development and manufacturing of the INVOcell:

●	Manufacturing: we are ISO 13485:2016 certified and manage all aspects of production and manufacturing with qualified suppliers. Our key suppliers have been steadfast partners since our company first began and can provide us with virtually an unlimited capability to support our growth objectives, with all manufacturing performed in the New England region of the U.S..
●	Raw Materials: all raw materials utilized for the INVOcell are medical grade and commonly used in medical devices (e.g., medical grade silicone, medical grade plastic). Our principal molded component suppliers are well-established companies in the molding industry and are either ISO 13485 or ISO 9001 certified. The molded components are supplied to our contract manufacturer for assembly and packaging of the INVOcell system. The contract manufacturer is ISO 13485 certified, and U.S. Food & Drug Administration (“FDA”) registered.
●	CE Mark: INVO Bioscience received the CE Mark in October 2019. The CE Mark permits the sale of devices in Europe, Australia and other countries that recognize the CE Mark, subject to local registration requirements.
●	US Marketing Clearance: the safety and efficacy of the INVOcell has been demonstrated and cleared for marketing and use by the FDA in November 2015.
●	Clinical: In June 2023 we received FDA 510(k) clearance to expand the labeling on the INVOcell device and its indication for use to provide for a 5-day incubation period. The data supporting the expanded 5-day incubation clearance demonstrated improved patient outcomes.

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

As part of the expanded corporate expansion efforts the Company has incorporated an acquisition strategy to the business. The Company estimates that there are approximately 80 to 100 established owner-operated IVF clinics that may represent suitable acquisitions as part of this additional effort.

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

The Alabama JV opened to patients on August 9, 2021.

The Alabama JV is accounted for using the equity method in our financial statements. As of June 30, 2023 we invested $1.6 million in the Alabama JV in the form of a note. For the six months ended June 30, 2023, the Alabama JV recorded net income of $2 thousand, of which we recognized a gain from equity method investments of $805. For the six months ended June 30, 2022, the Alabama JV recorded a net loss of $0.3 million, of which we recognized a loss from equity method investments of $0.2 million.

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

The Georgia JV opened to patients on September 7, 2021.

The results of the Georgia JV are consolidated in our financial statements. As of June 30, 2023, INVO invested $0.9 million in the Georgia JV in the form of capital contributions as well as $0.5 million in the form of a note. For the six months ended June 30, 2023 and 2022, the Georgia JV recorded net losses of $0.1 million and $0.2 million respectively. Noncontrolling interest in the Georgia JV was $0. See Note 3 of the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q for additional information on the Georgia JV.

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

The Mexico JV opened to patients on November 1, 2021.

The Mexico JV is accounted for using the equity method in our financial statements. As of June 30, 2023, INVO invested $0.1 million in the Mexico JV. For the six months ended June 30, 2023 and 2022, the Mexico JV recorded net losses of $74 thousand and $90 thousand, respectively, of which we recognized a loss from equity method investments of $24 thousand and $30 thousand, respectively.

Terminated JV Agreements

As of May 15, 2023, our JV agreements to establish INVO Centers in the Republic of North Macedonia and in the Bay Area of California were terminated due to lack of progress.

Recent Developments

Wisconsin Fertility Institute Acquisition

On August 10, 2023, INVO, through Wood Violet Fertility LLC, a Delaware limited liability company (“Buyer”) and wholly owned subsidiary of INVO Centers LLC, a Delaware company wholly-owned by INVO, consummated its acquisition of the Wisconsin Fertility Institute (the “Clinic”) for a combined purchase price of $10 million, of which $2.5 million was paid on the closing date (net $2,150,000 after a $350,000 holdback) plus assumption of the inter-company loan owed by WFRSA in the amount of $528,756 and the remaining three installments of $2.5 million each will be paid on the subsequent three anniversaries of closing. The sellers have the option to take all or a portion of the final three installments in shares of INVO common stock valued at $125.00, $181.80, and $285.80, for the second, third, and final installments, respectively.

The Clinic is comprised of (a) a medical practice, Wisconsin Fertility and Reproductive Surgery Associates, S.C., a Wisconsin professional service corporation d/b/a Wisconsin Fertility Institute (“WFRSA”), and (b) a laboratory services company, Fertility Labs of Wisconsin, LLC, a Wisconsin limited liability company (“FLOW”). WFRSA owns, operates and manages the Clinic’s fertility practice that provides direct treatment to patients focused on fertility, gynecology and obstetrics care and surgical procedures, and employs physicians and other healthcare providers to deliver such services and procedures. FLOW provides WFRSA with related laboratory services.

INVO is purchasing the non-medical assets of WFRSA and one hundred percent of FLOW’s membership interests. As reflected in the WFRSA purchase agreement, the Buyer and WFRSA will enter into a management services agreement pursuant to which WFRSA will outsource all its non-medical activities to the Buyer.

August 2023 Public Offering

On August 4, 2023, we, entered into securities purchase agreements (the “Purchase Agreements”) with certain institutional and other investors, pursuant to which we agreed to issue and sell to such investors in a public offering (the “Offering”), 1,580,000 units (the “Units”) with each Unit consisting of (i) one share (the “Shares”) of our Common Stock, and (ii) two common stock purchase warrants (the “Warrants”), each exercisable for one share of Common Stock at an exercise price of $2.85 per share, for an aggregate of 1,580,000 Shares and Warrants to purchase 3,160,000 shares of Common Stock being sold in the Offering, at a price of $2.85 per Unit. The securities to be issued in the Offering were offered pursuant to our registration statement on Form S-1 (File 333-273174) (the “Registration Statement”), initially filed by us with the Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended (the “Securities Act”), on July 7, 2023 and declared effective on August 3, 2023.

We closed the Offering on August 8, 2023, raising gross proceeds of approximately $4 million before deducting placement agent fees and other offering expenses payable by us. We used (i) $2,150,000 of the net proceeds to fund the initial installment of the purchase price required to consummate our acquisition of the Wisconsin Fertility Institute (net of a $350,000 holdback) on August 10, 2023; (ii) $1,000,000 of the net proceeds of this offering to pay Armistice the Armistice Amendment Fee for agreeing to remove the Subsequent Equity Financing Provision from the Armistice SPA; (iii) $100,000 to repay that certain 8% Debenture with a maturity date of February 3, 2024 issued to Peak One Opportunity Fund LP plus accrued interest and fees of approximately $7,784; and (iv) $39,849 to repay that certain 8% Debenture with a maturity date of February 17, 2024 issued to First Fire Global Opportunities Fund, LLC, plus accrued interest and fees of approximately $3,127. We intend to use the remaining net proceeds from this offering for working capital and general corporate purposes.

Also in connection with the offering, on August 4, 2023, we entered into a placement agency agreement (the “Placement Agency Agreement”) with Maxim Group LLC (the “Placement Agent”), pursuant to which (i) the Placement Agent agreed to act as placement agent on a “best efforts” basis in connection with the Offering and (ii) we agreed to pay the Placement Agent an aggregate fee equal to 7.0% of the gross proceeds raised in the offering and warrants to purchase up to 110,600 shares of Common Stock at an exercise price of $3.14 (the “Placement Agent Warrants”). The Placement Agent Warrants (and the shares of Common Stock issuable upon the exercise of the Placement Agent Warrants) were not registered under the Securities Act and were offered pursuant to an exemption from the registration requirements of the Securities Act provided in Section 4(a)(2) of the Securities Act and Rule 506(b) promulgated thereunder.

July 2023 Standard Merchant Cash Advance Agreement

On July 19, 2023, we entered into a Standard Merchant Cash Advance Agreement with Cedar Advance LLC (“Cedar”) under which Cedar purchased $543,750 of our receivables for a gross purchase price of $375,000. We received net proceeds of $356,250. Until the purchase price has been repaid, we agreed to pay Cedar $19,419.64 per week. If we repay the purchase price within 30 days, then the amount payable shall be reduced to $465,000. In addition, we granted Cedar a security interest in our accounts, including deposit accounts and accounts receivable. We intend to use the proceeds for working capital and general corporate purposes.

Amendment to Armistice SPA

On July 7, 2023, we entered into an Amendment to Securities Purchase Agreement (the “Armistice Amendment”) with Armistice Capital Markets Ltd. to delete Section 4.12(a) of our March 23, 2023 Securities Purchase Agreement (the “Armistice SPA”) with Armistice pursuant to which we agreed that from March 23, 2023 until 45 days after the effective date of the Resale Registration Statement (as defined below) we would not (i) issue, enter into any agreement to issue or announce the issuance or proposed issuance of any shares of Common Stock or Common Stock Equivalents or (ii) file any registration statement or any amendment or supplement thereto, other than the prospectus supplement filed in connection with that offering and the Resale Registration Statement (the “Subsequent Equity Financing Provision”). In consideration of Armistice’s agreement to enter into the Armistice Amendment and delete the Subsequent Equity Financing Provision from the Armistice SPA, we agreed to pay Armistice a fee a $1,000,000 (the “Armistice Amendment Fee”) within two days of the closing of this Offering. Additionally, we agreed to include a proposal in our proxy statement for our 2023 Annual Meeting of Stockholders for the purpose of obtaining the approval of the holders of a majority of our outstanding voting common stock, to effectuate the reduction of the exercise price set forth in Section 2(b) of the Common Stock Purchase Warrants issued to Armistice on March 27, 2023 (the “Existing Warrants”) to the per unit public offering price of this Offering, in accordance with Nasdaq Rule 5635(d) (the “Shareholder Approval”) with the recommendation of our board of directors that such proposal be approved. We also agreed to solicit proxies from our shareholders in connection therewith in the same manner as all other management proposals in such proxy statement and that all management-appointed proxyholders shall vote their proxies in favor of such proposal. Further, if we do not obtain Shareholder Approval at the first meeting, we will call a meeting every six (6) months thereafter to seek Shareholder Approval until the earlier of the date Shareholder Approval is obtained or the Existing Warrants are no longer outstanding. Until such approval is obtained, the exercise price of the Existing Warrants will remain unchanged.

Reverse Stock Split

On June 28, 2023, our board of directors approved a reverse stock split of our common stock at a ratio of 1-for-20 and also approved a proportionate decrease in our authorized common stock to 6,250,000 shares from 125,000,000. Pursuant to Nevada Revised Statutes, a company may effect a reverse split without stockholder approval if both the number of authorized shares of common stock and the number of outstanding shares of common stock are proportionally reduced as a result of the reverse split, the reverse split does not adversely affect any other class of stock of the company, and the company does not pay money or issue scrip to stockholders who would otherwise be entitled to receive a fractional share as a result of the reverse split. On July 26, 2023, we filed a certificate of change with the Nevada Secretary of State pursuant to Nevada Revised Statutes 78.209 to (i) decrease the number of authorized shares of common stock from 125,000,000 to 6,250,000 shares and (ii) effectuate a 1-for-20 reverse stock split of the outstanding common stock. On July 27, 2023, we received notice from Nasdaq that the reverse split would take effect at the open of business on July 28, 2023 and the reverse stock split took effect on that date.

510(k) FDA Clearance

On June 22, 2023, we received U.S. Food and Drug Administration (FDA) 510(k) clearance to expand the labeling on the INVOcell device and its indication for use to provide for a 5-day incubation period. The data supporting the expanded 5-day incubation clearance demonstrated improved patient outcomes.

March 2023 Registered Direct Offering

On March 23, 2023, INVO entered into a securities purchase agreement (the “March Purchase Agreement”) with a certain institutional investor, pursuant to which we agreed to issue and sell to such investor (i) in a registered direct offering (the “RD Offering”), 69,000 shares of Common Stock, and a pre-funded warrant (the “Pre-Funded Warrant”) to purchase up to 115,000 shares of Common Stock, at an exercise price of $0.20 per share, and (ii) in a concurrent private placement (the “March Warrant Placement”), a common stock purchase warrant (the “March Warrant”), exercisable for an aggregate of up to 276,000 shares of Common Stock, at an exercise price of $12.60 per share. The securities to be issued in the RD Offering (priced at the marked under Nasdaq rules) were offered pursuant to our shelf registration statement on Form S-3 (File 333-255096), initially filed by us with the SEC under the Securities Act of 1933, as amended (the “Securities Act”), on April 7, 2021 and declared effective on April 16, 2021. The Pre-Funded Warrant is exercisable upon issuance and will remain exercisable until all of the shares underlying the Pre-Funded Warrant are exercised in full. All Pre-Funded Warrants were exercised by the investor in June 2023.

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

On March 27, 2023, we closed the RD Offering and March Warrant Placement, raising gross proceeds of approximately $3 million before deducting placement agent fees and other offering expenses payable by us. In the event the March Warrant is fully exercised for cash, we would receive additional gross proceeds of approximately $3.5 million. We used $383,879 in proceeds to repay a portion of the convertible debenture issued in February 2023 and the remainder of the proceeds are being used for working capital and general corporate purposes.

Under the March Purchase Agreement, We are required within 30 days of the closing date of the March Warrant Placement to file a registration statement on Form S-1 (the “Resale Registration Statement”) registering the resale of the shares of Common Stock issuable upon the exercise of the March Warrant. We are required to use commercially reasonable efforts to cause such registration to become effective within 75 days of the closing date of the offering (or 120 days if the registration statement is subject to a full review by the SEC), and to keep the Resale Registration Statement effective at all times until no shares of Common Stock remain exercisable under the March Warrant.

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

Notices from Nasdaq of Failure to Satisfy Continued Listing Rules

Notice Regarding Non-Compliance with Minimum Stockholders’ Equity

On November 23, 2022, we received notice from The Nasdaq Stock Market LLC (“Nasdaq”) advising us that we were not in compliance with the minimum stockholders’ equity requirement for continued listing on The Nasdaq Capital Market. Nasdaq Listing Rule 5550(b)(1) (the “Equity Rule”) requires companies listed on The Nasdaq Capital Market to maintain stockholders’ equity of at least $2,500,000 (the “Stockholders’ Equity Requirement”). In our Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, we reported stockholders’ equity of $1,287,224, which is below the Stockholders’ Equity Requirement for continued listing. Additionally, as of the date of the notice, we did not meet either of the alternative Nasdaq continued listing standards under the Nasdaq Listing Rules, market value of listed securities of at least $35 million, or net income of $500,000 from continuing operations in the most recently completed fiscal year, or in two of the three most recently completed fiscal years.

The notice had no immediate effect on the listing of our common stock and our common stock continues to trade on The Nasdaq Capital Market under the symbol “INVO” subject to our compliance with the other continued listing requirements.

Pursuant to the notice, Nasdaq gave us 45 calendar days, or until January 7, 2023, to submit to Nasdaq a plan to regain compliance. We submitted our plan within the prescribed time and, on January 18, 2023, we received a letter from Nasdaq stating that based on our submission that Nasdaq had determined to grant us an extension of time to regain compliance with the Equity Rule until May 22, 2023.

On May 23, 2023, we were notified by the Listing Qualifications department (the “Staff”) of Nasdaq that, based upon our non-compliance with the $2.5 million stockholders’ equity requirement for continued listing on The Nasdaq Global Market, as set forth in the Equity Rule, as of May 22, 2023, our common stock was subject to delisting from Nasdaq unless we timely requested a hearing before the Nasdaq Hearings Panel (the “Panel”).

We requested a hearing before the Panel, which stayed any further action by Nasdaq at least until the hearing process was concluded and any extension that may be granted by the Panel has expired.

On July 6, 2023, we had our hearing before the Panel at which time we provided the Panel our plan to regain compliance under the Equity Rule.

On July 27, 2023, we received a letter from the Panel under which they granted our request for continued listing of Nasdaq subject to us demonstrating compliance with the Equity Rule as well as Nasdaq Listing Rule 5550(a)(2) (to maintain a minimum bid price of $1; the “Price Rule”) on or before September 29. 2023. The Panel reserves the right to reconsider the terms of this exception based on any event, condition or circumstance that exists or develops that would, in the opinion of the Panel, make continued listing of our securities on Nasdaq inadvisable or unwarranted. In that regard, the Panel advises us that it is a requirement during the exception period we provide prompt notification of any significant events that occur during this time that may affect our compliance with Nasdaq requirements. This includes, but is not limited to, prompt advance notice of any event that may call into question our ability to meet the terms of the exception granted.

Notice Regarding Failure to Maintain Minimum Bid Price

On January 11, 2023, we received a letter from the staff indicating that, based upon the closing bid price of our common stock for the last 30 consecutive business days, we were not in compliance with the requirement to maintain a minimum bid price of $1.00 per share for continued listing under the Price Rule.

The notice had no immediate effect on the listing of our common stock, and our common stock continues to trade on The Nasdaq Capital Market under the symbol “INVO.”

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we were provided an initial period of 180 calendar days, or until July 10, 2023, to regain compliance with the minimum bid price requirement. If at any time before July 10, 2023, the closing bid price of our common stock closed at or above $1.00 per share for a minimum of 10 consecutive business days, Nasdaq would provide written notification that we have achieved compliance with the minimum bid price requirement, and the matter would be resolved. If we did not regain compliance prior to July 10, 2023, then Nasdaq may grant us a second 180 calendar day period to regain compliance, provided we (i) meet the continued listing requirement for market value of publicly-held shares and all other initial listing standards for The Nasdaq Capital Market, other than the minimum closing bid price requirement, and (ii) notify Nasdaq of its intent to cure the deficiency within such second 180 calendar day period, by effecting a reverse stock split, if necessary.

We were unable to regain compliance by July 10, 2023 and accordingly on July 11, 2023, we received a notice from Staff of Nasdaq that, based upon our non-compliance with the minimum bid price requirement set forth in the Price Rule. We presented our plan to regain compliance with the minimum bid price requirement at our hearing with the Panel on July 6, 2023.

On July 27, 2023, we received a letter from the Panel under which they granted our request for continued listing of Nasdaq subject to us demonstrating compliance with the Equity Rule and the Price Rule on or before September 29. 2023. The Panel reserves the right to reconsider the terms of this exception based on any event, condition or circumstance that exists or develops that would, in the opinion of the Panel, make continued listing of our securities on Nasdaq inadvisable or unwarranted. In that regard, the Panel advises us that it is a requirement during the exception period we provide prompt notification of any significant events that occur during this time that may affect our compliance with Nasdaq requirements. This includes, but is not limited to, prompt advance notice of any event that may call into question our ability to meet the terms of the exception granted.

Results of Operations

During the first half of 2023, we made further progress toward our key objectives. Our three existing operational INVO Centers experienced growing revenues and improved operating results. Progress also continued toward opening our planned new Tampa INVO Center, which we expect to open in the second half of this year. At the end of the second quarter, we received FDA clearance on our 510k submission, which represented a very significant milestone resulting from our multi-year effort to advance the INVOcell technology and further demonstrate its success and quality of outcomes.

Subsequent to the second quarter end, we completed a major step forward on our previously announced acquisition strategy. On August 10, 2023 we closed our first acquisition, Wisconsin Fertility Institute (“WFI”). The acquisition of WFI is expected to provide significant scale to our operations and complement our INVO Center strategy. The Madison-based fertility center primarily offers conventional IVF procedures and generated more than $5 million in revenue and approximately $1.7 million of net income based on fiscal 2022 audited results.

Looking ahead, we will continue to seek out and pursue accretive acquisition opportunities along with our plans to open additional INVO Centers in key domestic markets. With respect to INVO Centers, we have selected an initial list of markets in the U.S. that we believe are excellent potential locations, and we believe the universe of suitable acquisition targets for INVO exceeds 80 clinics in the U.S. We also continue to work on the expansion of INVOcell distribution into existing fertility clinics.

From a market strategy perspective, our commercialization efforts will continue to focus on the substantial, underserved patient population and on expanding access to advanced fertility treatments. We believe our solutions can help address the key challenges of affordability and capacity to provide care to the vast number of patients that go untreated every year. This represents the major opportunity for INVOcell and the IVC procedure it enables. Despite the COVID pandemic, the fertility industry continues to expand, and we believe our growing volume of partners (both distributors and joint venture INVO Centers) affords us strong forward-looking opportunities. We believe our INVO Center approach and our plans to implement IVC procedures in acquired clinics can help to add much needed capacity and affordability and aligns with our key mission to open access to care to the underserved patient population.

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

Comparison of the Three Months Ended June 30, 2023, and 2022

Revenue

Revenue for the three months ended June 30, 2023, was approximately $316 thousand compared to approximately $146 thousand for the three months ended June 30, 2022. Of the $316 thousand in revenue for the second quarter of 2023, approximately $254 thousand was related to clinic revenue from the consolidated Georgia JV. The increase of approximately $170 thousand, or approximately 116%, was primarily related to increased revenue from the Georgia JV.

Cost of Revenue

Cost of revenue for the three months ended June 30, 2023, was approximately $235 thousand compared to approximately $171 thousand for the three months ended June 30, 2022.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2023, were approximately $2.0 million compared to approximately $2.4 million for the three months ended June 30, 2022. The decrease of approximately $0.4 million, or approximately 16%, was primarily the result of approximately $0.2 million in decreased personnel expenses and approximately $0.2 million in decreased marketing expenses. Non-cash, stock-based compensation expense, which was $0.4 million in the period, compared to $0.7 million for the same period in the prior year.

Research and Development Expenses

We began to fund additional research and development (“R&D”) efforts in 2020 as part of our 5-day label expansion efforts. R&D expenses were approximately $84 thousand and $0.2 million for the three months ended June 30, 2023, and March 31, 2022, respectively.

Gain (loss) from equity investment

Gain from equity investments for the three months ended June 30, 2023, was approximately $4 thousand compared to a $0.1 million loss for the three months ended June 30, 2022. The gain is due to an increase in revenue from the equity method JV’s and a decrease in expenses associated with one-time startup costs.

Interest Expense and Financing Fees

Interest expense and financing fees were approximately $175 thousand for the three months ended June 30, 2023, compared to approximately $102 for the three months ended June 30, 2022. The expense in 2023 was primarily non-cash and due to the debt discount, debt issuance cost and interest from convertible notes.

Comparison of the Six Months Ended June 30, 2023, and 2022

Revenue

Revenue for the six months ended June 30, 2023, was approximately $0.7 million compared to approximately $0.3 million for the six months ended June 30, 2022. Of the $0.7 million in revenue for the six months ended June 30, 2023, $0.6 was related to clinic revenue from the consolidated Georgia JV. The increase of approximately $0.4 million, or approximately 155%, was primarily related to increased revenue from the Georgia JV.

Cost of Revenue

Cost of revenue for the six months ended June 30, 2023, was approximately $0.5 million compared to approximately $0.4 million for the six months ended June 30, 2022.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended June 30, 2023, were approximately $4.4 million compared to approximately $5.0 million for the six months ended June 30, 2022. The decrease of approximately $0.6 million, or approximately 12%, was primarily the result of approximately $0.5 million in decrease expenses related to personnel expenses, approximately $0.4 million in decreased marketing expenses, and was partially offset by a $0.2 million increase in professional fees related to the acquistion of WFI and $0.1 million increase in operational expenses related to the Georgia JV. Non-cash, stock-based compensation expense, which was $0.3 million in the period, compared to $0.5 million for the same period in the prior year.

Research and Development Expenses

R&D expenses were approximately $0.2 million and $0.3 million for the six months ended June 30, 2023, and June 30, 2022, respectively.

Loss from equity investment

Loss from equity investments for the six months ended June 30, 2023, was approximately $24 thousand compared to $0.2 million for the six months ended June 30, 2022. The decrease in loss is due to an increase in revenue in the equity method JV’s and a decrease in expenses associated with one-time startup costs.

Interest Expense and Financing Fees

Interest expense and financing fees were approximately $0.4 million for the six months ended June 30, 2023, compared to approximately $2 thousand for the six months ended June 30, 2022. The expense in 2023 was primarily non-cash and due to the debt discount, debt issuance cost and interest from convertible notes.

Liquidity and Capital Resources

For the six months ended June 30, 2023, and 2022, we had net losses of approximately $4.8 million and $5.6 million, respectively, and an accumulated deficit of approximately $54.6 million as of June 30, 2023. Approximately $1.4 million of the net loss was related to non-cash expenses for the six months ended June 30, 2023, compared to $1.6 million for the six months ended June 30, 2022. We had negative working capital of approximately $3.6 million as of June 30, 2023, compared to negative working capital of approximately $2.8 million as of December 31, 2022. As of June 30, 2023, we had stockholder’s deficit of approximately $1.7 million compared to stockholder’s deficit of approximately $1.0 million as of December 31, 2022.

We have been dependent on raising capital from debt and equity financings to meet our needs for cash required to fund our operating expenses and investing activities. During the first six months of 2023, we received proceeds of approximately $2.7 million for the sale of our Common Stock and $0.7 million in proceeds from the sale of convertible notes. During the first six months of 2022, we received approximately $0.3 million for the sale of Common Stock. Over the next 12 months, our plan includes opening additional INVO Centers, completing the acquisition of Wisconsin Fertility Institute and pursuing additional IVF clinic acquisitions. Until we can generate positive cash from operations, we will need to raise additional funding to meet our liquidity needs and to execute our business strategy. As in the past, we will seek debt and/or equity financing, which may not be available on reasonable terms, if at all.

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

Cash Flows

The following table shows a summary of our cash flows for the six months ended June 30, 2023 and 2022:

	2023	2022
Cash (used in) provided by:
Operating activities	(2,792,860)	(3,950,920)
Investing activities	(269,952)	(86,792)
Financing activities	3,085,162	315,000

Cash Flows from Operating Activities

As of June 30, 2023, we had approximately $0.1 million in cash compared to approximately $2.0 million as of June 30, 2022. Net cash used in operating activities for the first six months of 2023 was approximately $2.8 million, compared to approximately $4.0 million for the same period in 2022. The decrease in net cash used in operating activities was primarily due to the increase in accounts payable and accrued compensation.

Cash Flows from Investing Activities

During the six months ended June 30, 2023, cash used in investing activities of $0.3 million was primarily related to the buildout infrastructure for our Tampa INVO Center. During the six months ended June 30, 2022, cash used in investing activities of approximately $0.1 million was primarily related to a loss on equity method for the JVs, payments to acquire property, plant, and equipment, as well as investment in trademarks.

Cash Flows from Financing Activities

During the six months ended June 30, 2023 cash provided by financing activities of approximately $3.0 million was primarily related to the sale of Common Stock and convertible notes. During the six months ended June 30, 2022, cash provided by financing activities of approximately $0.3 million primarily related to the sale of Common Stock, net of offering costs.

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

Variable Interest Entities

Our consolidated financial statements include the accounts of INVO, its wholly owned subsidiaries and variable interest entities (“VIE”), where we are the primary beneficiary under the provisions of ASC 810, Consolidation (“ASC 810”). A VIE must be consolidated by its primary beneficiary when, along with its affiliates and agents, the primary beneficiary has both: (i) the power to direct the activities that most significantly impact the VIE’s economic performance; and (ii) the obligation to absorb losses or the right to receive the benefits of the VIE that could potentially be significant to the VIE. We reconsider whether an entity is still a VIE only upon certain triggering events and continually assesses its consolidated VIEs to determine if it continues to be the primary beneficiary.

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

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2023, the end of the fiscal period covered by this Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2023.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 18, 2023, the Company issued 6,115 shares of Common Stock to consultants in consideration of services rendered with a fair value of $45,000. These shares were issued pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended. The Company did not receive any cash proceeds from this issuance.

On July 11, 2023, the Company issued 16,250 shares of Common Stock in consideration of a settlement with an unrelated third party. These shares were issued pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended. The Company did not receive any cash proceeds from this issuance.

In July 2023, the Company issued 135 shares of our common stock as the result of the rounding up of fractional shares resulting from the 1-20 reverse stock split of the Company’s common stock effectuated on July 28, 2023. The Company did not receive any proceeds from the issuance. The issuance was exempt under Section 3(a)(9) of the Securities Act of 1933, as amended.

On August 8, 2023, the Company issued 26,391 shares of Common Stock upon exercise of an existing warrant on a net-exercise basis. These shares were issued pursuant to the exemption from registration provided by Section 4(a)(2) and/or 3(a)(9) of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

Temporary Reduction of Salary under Employment Agreements

On August 10, 2023 the Company’s CEO, Steven Shum, voluntarily agreed to temporarily reduce the annual base salary under his employment agreement from $260,000 to $105,000 until further notice, which reduction will take effect on August 16, 2023 (the “Shum Temporary Salary Reduction”).

The foregoing description of the Shum Temporary Salary Reduction is qualified in its entirety by reference to a copy of the Shum Temporary Salary Reduction letter filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

On August 10, 2023 the Company’s CFO, Andrea Goren, voluntarily agreed to temporarily reduce the annual base salary under his employment agreement from $215,000 to $105,000 until further notice, which reduction will take effect on August 16, 2023 (the “Goren Temporary Salary Reduction”).

The foregoing description of the Goren Temporary Salary Reduction is qualified in its entirety by reference to a copy of the Goren Temporary Salary Reduction letter filed as Exhibit 10.2 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

Item 6. Exhibits

Exhibit No.	Description

10.1*	Shum Temporary Salary Reduction letter.

10.2*	Goren Temporary Salary Reduction letter.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 is formatted in Inline XBRL

* Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 14, 2023.

INVO Bioscience, Inc.

Date: August 14, 2023	By:	/s/ Steven Shum
Steven Shum, Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2023	By:	/s/ Andrea Goren
Andrea Goren, Chief Financial Officer
(Principal Financial and Accounting Officer)

