Form 10-Q
period 2023-09-30
INVO Bioscience, Inc.
filed 2023-11-13
CIK 1417926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 13, 2023, the Registrant had 2,474,756 shares of common stock outstanding.

INVO BIOSCIENCE, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED September 30, 2023

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

INVO BIOSCIENCE, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30,	December 31,
	2023	2022
		(audited)
ASSETS
Current assets
Cash	$1,055,544	$90,135
Accounts receivable	116,781	77,149
Inventory	254,220	263,602
Prepaid expenses and other current assets	365,227	190,201
Total current assets	1,791,772	621,087
Property and equipment, net	772,447	436,729
Lease right of use	5,858,042	1,808,034
Intangible assets	1,750,000	-
Goodwill	8,224,708	-
Investment in joint ventures	1,079,202	1,237,865
Total assets	$19,476,171	$4,103,715
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$1,851,783	$1,349,038
Accrued compensation	590,598	946,262
Notes payable– current portion, net	822,574	100,000
Notes payable – related parties, net	880,000	662,644
Deferred revenue	229,921	119,876
Lease liability, current portion	385,836	231,604
Other current liabilities	123,432	-
Total current liabilities	4,884,144	3,409,424
Notes payable, net of current portion	1,095,000
Lease liability, net of current portion	5,622,279	1,669,954
Deferred tax liability	1,949	1,949
Additional payments for acquisition	7,500,000	-
Total liabilities	19,103,372	5,081,327

Stockholders’ equity (deficit)
Common Stock, $.0001 par value; 50,000,000 shares authorized; 2,474,756 and 608,611 issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	247	61
Additional paid-in capital	56,195,915	48,805,860
Accumulated deficit	(55,823,363)	(49,783,533)
Total stockholders’ equity (deficit)	372,799	(977,612)
Total liabilities and stockholders’ equity (deficit)	$19,476,171	$4,103,715

The accompanying notes are an integral part of these consolidated financial statements.

INVO BIOSCIENCE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2023	2022	2023	2022

Revenue:
Clinic revenue	$947,891	$176,395	$1,499,636	$394,601
Product revenue	27,003	58,926	139,185	149,453
Total revenue	974,894	235,321	1,638,821	544,054
Operating expenses
Cost of revenue	580,968	248,977	1,047,687	616,184
Selling, general and administrative expenses	1,257,044	2,316,763	5,630,487	7,308,478
Research and development expenses	2,668	175,267	160,038	470,208
Depreciation and amortization	20,504	19,732	59,296	57,361
Total operating expenses	1,861,184	2,760,739	6,897,508	8,452,231
Loss from operations	(886,290)	(2,525,418)	(5,258,687)	(7,908,177)
Other income (expense):
Loss from equity method joint ventures	(8,163)	(21,470)	(32,110)	(210,565)
Interest income	-	34	-	307
Interest expense	(352,085)	(1,761)	(743,866)	(3,319)
Foreign currency exchange loss	(16)	(1,008)	(416)	(2,922)
Total other income (expense)	(360,264)	(24,205)	(776,392)	(216,499)
Net loss before income taxes	(1,246,554)	(2,549,623)	(6,035,079)	(8,124,676)
Income taxes	1,886	-	4,751	800
Net loss	$(1,248,440)	$(2,549,623)	$(6,039,830)	$(8,125,476)

Net loss per common share:
Basic	$(0.70)	$(4.19)	$(5.76)	$(13.42)
Diluted	$(0.70)	$(4.19)	$(5.76)	$(13.42)
Weighted average number of common shares outstanding:
Basic	1,776,898	607,783	1,048,115	605,356
Diluted	1,776,898	607,783	1,048,115	605,356

The accompanying notes are an integral part of these consolidated financial statements.

INVO BIOSCIENCE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balances, June 30, 2022	606,514	$60	$47,823,240	$(44,466,875)	$3,356,425
Common stock issued to directors and employees	1,784	-	79,479	-	79,479
Proceeds from sale of common stock, net of fees and expenses	-	-	(25,200)	-	(25,200)
Stock options issued to directors and employees as compensation	-	-	426,143	-	426,143
Net loss	-	-	-	(2,549,623)	(2,549,623)
Balances, September 30, 2022	608,298	$60	$48,303,662	$(47,016,498)	$1,287,224

Balances, June 30, 2023	826,886	$83	$52,869,346	$(54,574,923)	$(1,705,494)

Common stock issued to directors and employees	-	-	2,670	-	2,670
Common stock issued for services	-	-	11,249	-	11,249
Proceeds from the sale of common stock, net of fees and expenses	1,587,500	158	2,995,903	-	2,996,061
Common stock issued for liability settlement	16,250	2	65,196	-	65,198
Warrants exercised	43,985	4	(4)	-	-
Stock options issued to directors and employees as compensation	-	-	251,555	-	251,555
Rounding for reverse split	135	-	-	-	-
Net loss	-	-	-	(1,248,440)	(1,248,440)
Balances, September 30, 2023	2,474,756	$247	$56,195,915	$(55,823,363)	$372,799

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balances, December 31, 2021	596,457	$60	$46,201,642	$(38,891,022)	$7,310,680
Common stock issued to directors and employees	4,360	-	408,027	-	408,027
Common stock issued for services	2,750	-	116,766	-	116,766
Proceeds from sale of common stock, net of fees and expenses	4,731	-	289,800	-	289,800
Stock options issued to directors and employees as compensation	-	-	1,287,427	-	1,287,427
Net loss	-	-	-	(8,125,476)	(8,125,476)
Balances, September 30, 2022	608,298	$60	$48,303,662	$(47,016,498)	$1,287,224

Balances, December 31, 2022	608,611	$61	$48,805,860	$(49,783,533)	$(977,612)

Common stock issued to directors and employees	3,994	-	54,235	-	54,235
Common stock issued for services	25,817	2	255,422	-	255,424
Proceeds from the sale of common stock, net of fees and expenses	1,771,500	177	5,724,823	-	5,725,000
Common stock issued with notes payable	4,167	1	56,313	-	56,314
Common stock issued for liability settlement	16,250	2	65,196	-	65,198
Options exercised for cash	297	-	2,375	-	2,375
Warrants exercised	43,985	4	(4)	-	-
Stock options issued to directors and employees as compensation	-	-	904,305	-	904,305
Warrants issued with notes payable	-	-	327,390	-	327,390
Rounding for reverse split	135	-	-	-	-
Net loss	-	-	-	(6,039,830)	(6,039,830)
Balances, September 30, 2023	2,474,756	$247	$56,195,915	$(55,823,363)	$372,799

The accompanying notes are an integral part of these consolidated financial statements.

INVO BIOSCIENCE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended
	September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(6,039,830)	$(8,125,476)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash stock compensation issued for services	255,424	116,766
Non-cash stock compensation issued to directors and employees	54,235	408,027
Fair value of stock options issued to employees	904,305	1,287,427
Non-cash compensation for services	135,000	75,000
Amortization of discount on notes payable	612,259	-
Loss from equity method investment	32,110	210,565
Depreciation and amortization	59,296	57,361
Changes in assets and liabilities:
Accounts receivable	(39,632)	(20,841)
Inventory	9,382	7,642
Prepaid expenses and other current assets	(175,026)	(22,400)
Accounts payable and accrued expenses	567,944	246,136
Accrued compensation	(355,664)	61,919
Deferred revenue	110,045	92,759
Other current liabilities	(226,568)	-
Leasehold liability	56,549	5,941
Net cash used in operating activities	(4,040,171)	(5,599,174)
Cash from investing activities:
Payments to acquire property, plant, and equipment	(369,722)	(10,920)
Payments to acquire intangible assets	-	(1,943)
Investment in joint ventures	(8,447)	(76,937)
Payment for acquisitions	(2,150,000)	-
Net cash used in investing activities	(2,528,169)	(89,800)
Cash from financing activities:
Proceeds from the sale of notes payable	3,060,250	-
Proceeds from the sale of notes payable – related parties	100,000
Proceeds from the sale of common stock, net of offering costs	5,725,000	289,800
Proceeds from option exercise	2,375	-
Principal payments on note payable	(1,353,876)	-
Net cash provided by financing activities	7,533,749	289,800

Increase (decrease) in cash and cash equivalents	965,409	(5,399,174)
Cash and cash equivalents at beginning of period	90,135	5,684,871
Cash and cash equivalents at end of period	$1,055,544	$285,697

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$9,640	$-
Taxes	$-	$800
Noncash activities:
Fair value of warrants issued with debt	$383,704	$-
Fair value of shares issued for settlement of liability	$65,198	$-
Initial ROU asset and lease liability	$4,269,881	$-

The accompanying notes are an integral part of these consolidated financial statements.

INVO BIOSCIENCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

(UNAUDITED)

Note 1 – Summary of Significant Accounting Policies

Description of Business

INVO Bioscience, Inc. (“INVO” or the “Company”) is a healthcare services fertility company dedicated to expanding the assisted reproductive technology (“ART”) marketplace by making fertility care accessible and inclusive to people around the world. The Company’s commercialization strategy is focused on the opening of dedicated “INVO Centers” offering the INVOcell and IVC procedure (with three centers in North America now operational), the acquisition of US-based, profitable in vitro fertilization (“IVF”) clinics (with one such clinic acquired in August 2023) and the sale and distribution of our technology solution into existing fertility clinics. The Company’s proprietary technology, INVOcell, is a revolutionary medical device that allows fertilization and early embryo development to take place in vivo within the woman’s body. This treatment solution is the world’s first intravaginal culture technique for the incubation of oocytes and sperm during fertilization and early embryo development.

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

The Company considers events or transactions that have occurred after the consolidated balance sheet date of September 30, 2023, but prior to the filing of the consolidated financial statements with the SEC in this Quarterly Report on Form 10-Q, to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure, as applicable. Subsequent events have been evaluated through the date of the filing of this Quarterly Report on Form 10-Q.

Reclassifications

Certain amounts in the consolidated financial statements for the prior year have been reclassified to conform to the current year presentation. These reclassifications had no impact on net earnings, financial position, or cash flows.

Business Segments

The Company operates in one segment and therefore segment information is not presented.

Business Acquisitions

The Company accounts for all business acquisitions at fair value and expenses acquisition costs as they are incurred. Any identifiable assets acquired and liabilities assumed are recognized and measured at their respective fair values on the acquisition date. If information about facts and circumstances existing as of the acquisition date is incomplete at the end of the reporting period in which a business acquisition occurs, the Company will report provisional amounts for the items for which the accounting is incomplete. The measurement period ends once the Company receives sufficient information to finalize the fair values; however, the period will not exceed one year from the acquisition date. Any adjustments to provisional amounts that are identified during the measurement period are recognized in the reporting period in which the adjustment amounts are determined.

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

Long- Lived Assets

Long-lived assets and certain identifiable assets related to those assets are periodically reviewed for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable. If the non-discounted future cash flows of the asset are less than their carrying amount, their carrying amounts are reduced to fair value and an impairment loss recognized. There was no impairment recorded during the nine months ended September 30, 2023, and 2022.

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

Concentration of Credit Risk

Cash includes amounts deposited in financial institutions in excess of insurable Federal Deposit Insurance Corporation (“FDIC”) limits. As of September 30, 2023, the Company had cash balances in excess of FDIC limits.

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

Loss Per Share

Basic loss per share calculations are computed by dividing net loss by the weighted-average number of common shares outstanding. Diluted earnings per share are computed similar to basic earnings per share except that the denominator is increased to include potentially dilutive securities. The Company’s diluted loss per share is the same as the basic loss per share for the three and nine months ended September 30, 2023, and 2022, as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss (numerator)	$(1,248,440)	(2,549,623)	(6,039,830)	(8,125,476)
Basic and diluted weighted-average number of common shares outstanding (denominator)	1,776,898	607,783	1,048,115	605,356
Basic and diluted net loss per common share	(0.70)	(4.19)	(5.76)	(13.42)

The Company has excluded the following dilutive securities from the calculation of fully diluted shares outstanding because the result would have been anti-dilutive:

	As of September 30,
	2023	2022
Options	112,628	73,980
Convertible notes and interest	40,768	-
Unit purchase options and warrants	3,493,269	13,008
Total	3,646,665	86,988

Recently Adopted Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements, and does not believe the future adoption of any such pronouncements will have a material impact on its financial condition or the results of its operations.

Note 2 – Liquidity

Historically, the Company has funded its cash and liquidity needs primarily through revenue collection, equity financings, and convertible notes. For the nine months ended September 30, 2023, and 2022, the Company incurred a net loss of approximately $6.0 million and $8.1 million, respectively, and has an accumulated deficit of approximately $55.8 million as of September 30, 2023. Approximately $2.1 million of the net loss was related to non-cash expenses for the nine months ended September 30, 2023, compared to $2.3 million for the nine months ended September 30, 2022.

The Company has been dependent on raising capital from debt and equity financings to meet its needs for cash flow used in operating and investing activities. During the first nine months of 2023, the Company received net proceeds of approximately $5.8 million for the sale of its common stock par value $0.0001 per share (“Common Stock”) as well as approximately $3.2 million from the sale of convertible notes. Over the next 12 months, the Company’s plan includes opening additional INVO Centers and pursuing additional IVF clinic acquisitions. Until the Company can generate positive cash from operations, it will need to raise additional funding to meet its liquidity needs and to execute its business strategy. As in the past, the Company will seek debt and/or equity financing, which may not be available on reasonable terms, if at all.

Although the Company’s audited financial statements for the year ended December 31, 2022 were prepared under the assumption that it would continue operations as a going concern, the report of the Company’s independent registered public accounting firm that accompanies the Company’s financial statements for the year ended December 31, 2022 contains a going concern qualification in which such firm expressed substantial doubt about the Company’s ability to continue as a going concern, based on the financial statements at that time. Specifically, as noted above, the Company has incurred significant operating losses and the Company expects to continue to incur significant expenses and operating losses as it continues to develop new INVO Centers. These prior losses and expected future losses have had, and will continue to have, an adverse effect on the Company’s financial condition. If the Company cannot continue as a going concern, its stockholders would likely lose most or all of their investment in the Company.

Note 3 – Business Combinations

Wisconsin Fertility Institute

On August 10, 2023, INVO, through Wood Violet Fertility LLC, a Delaware limited liability company (“Buyer”) and wholly owned subsidiary of INVO Centers LLC (“INVO CTR”), a Delaware company wholly-owned by INVO, consummated its acquisition of the Wisconsin Fertility Institute (“WFI”) for a combined purchase price of $10 million, of which $2.5 million was paid on the closing date (net cash paid was $2,150,000 after a $350,000 holdback) plus assumption of the inter-company loan owed by WFRSA (as defined below) in the amount of $528,756. The remaining three installments of $2.5 million each will be paid on the subsequent three anniversaries of closing. The sellers have the option to take all or a portion of the final three installments in shares of INVO common stock valued at $125.00, $181.80, and $285.80, for the second, third, and final installments, respectively.

WFI is comprised of (a) a medical practice, Wisconsin Fertility and Reproductive Surgery Associates, S.C., a Wisconsin professional service corporation d/b/a Wisconsin Fertility Institute (“WFRSA”), and (b) a laboratory services company, Fertility Labs of Wisconsin, LLC, a Wisconsin limited liability company (“FLOW”). WFRSA owns, operates and manages WFI’s fertility practice that provides direct treatment to patients focused on fertility, gynecology and obstetrics care and surgical procedures, and employs physicians and other healthcare providers to deliver such services and procedures. FLOW provides WFRSA with related laboratory services.

INVO purchased the non-medical assets of WFRSA and one hundred percent of FLOW’s membership interests. The Buyer and WFRSA entered into a management services agreement pursuant to which WFRSA outsourced all its non-medical activities to the Buyer.

The Company’s consolidated financial statements for the nine months ended September 30, 2023 include WFI’s results of operations. For the nine months ended September 30, 2023, WFI’s results of operations are included from the acquisition date of August 10, 2023 through September 30, 2023. The Company’s condensed consolidated financial statements reflect the preliminary purchase accounting adjustments in accordance with ASC 805 “Business Combinations”, whereby the purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values on the acquisition date.

The following allocation of the purchase price is as follows:

Consideration given:
Cash	2,150,000
Holdback	350,000
Additional payments	7,500,000
10,000,000

Assets and liabilities acquired:
FLOW intercompany receivable	528,756
Property and equipment, net	25,292
Tradename	1,000,000
Assembled workforce	500,000
Noncompetition agreement	250,000
Goodwill	8,224,708
WFRSA intercompany note	(528,756)
10,000,000

Pro Forma Financial Information

The following unaudited pro forma consolidated results of operations for the nine months ended September 30, 2023 and 2022 assume the acquisition was completed on January 1, 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Pro forma revenue	1,492,520	1,533,957	4,846,417	4,793,450
Pro forma net loss	(998,380)	(2,057,245)	(5,128,430)	(9,571,686)

Pro forma data does not purport to be indicative of the results that would have been obtained had these events actually occurred at the beginning of the periods presented and is not intended to be a projection of future results. The share and per share data have been retroactively reflected for the acquisition.

Note 4 – Variable Interest Entities

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

The Bloom Agreement provides Bloom with a “profits interest” in the Georgia JV and, in connection with such profits interest, states that profits and losses be allocated to its members based on a hypothetical liquidation of the Georgia JV. In such a scenario, liquidation proceeds would be distributed in the following order: (a) to INVO CTR until the difference between its capital contributions and distributions equals $0; (b) to Bloom until its distributions equal 150% of the liquidation amounts distributed to INVO CTR (a “catch-up” to rebalance the distributions between members); and (c) thereafter on a pro rata basis. The Georgia JV had no assets or liabilities at the time the units were issued, and, as of September 30, 2023, INVO CTR had made capital contributions greater than the net loss of the Georgia JV. As such, the entire net loss was allocated to INVO CTR, and no loss was allocated to the noncontrolling interest of Bloom.

The Georgia JV opened to patients on September 7, 2021.

The Company determined the Georgia JV is a VIE, and that the Company is its primary beneficiary because the Company has an obligation to absorb losses that are potentially significant and the Company controls the majority of the activities that impact the Georgia JV’s economic performance, specifically control of the INVOcell and lab services quality management. As a result, the Company consolidated the Georgia JV’s results with its own. As of September 30, 2023, the Company invested $0.9 million in the Georgia JV in the form of capital contributions as well as $0.5 million in the form of a note. For the nine months ended September 30, 2023 and 2022, the Georgia JV recorded net losses of $0.1 million and $0.2 million respectively. Noncontrolling interest in the Georgia JV was $0.

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

The Alabama JV opened to patients on August 9, 2021.

The Company determined the Alabama JV is a VIE, and that there is no primary beneficiary. As a result, the Company uses the equity method to account for its interest in the Alabama JV. As of September 30, 2023, the Company invested $1.5 million in the Alabama JV in the form of a note. For the nine months ended September 30, 2023, the Alabama JV recorded net income of $32 thousand, of which the Company recognized a gain from equity method investments of $16 thousand. For the nine months ended September 30, 2022, the Alabama JV recorded a net loss of $0.3 million, of which the Company recognized a loss from equity method investments of $0.2 million.

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

The Mexico JV opened to patients on November 1, 2021.

The Company determined the Mexico JV is a VIE, and that there is no primary beneficiary. As a result, the Company uses the equity method to account for its interest in the Mexico JV. As of September 30, 2023, the Company invested $0.1 million in the Mexico JV. For the nine months ended September 30, 2023 and 2022, the Mexico JV recorded net losses of $0.1 million and $0.1 million, respectively, of which the Company recognized a loss from equity method investments of $48 thousand and $47 thousand, respectively.

The following table summarizes our investments in unconsolidated VIEs:

			Carrying Value as of
	Location	Percentage Ownership	September 30, 2023	December 31, 2022
HRCFG INVO, LLC	Alabama, United States	50%	$993,339	1,106,905
Positib Fertility, S.A. de C.V.	Mexico	33%	85,863	130,960
Total investment in unconsolidated VIEs			$1,079,202	1,237,865

Earnings from investments in unconsolidated VIEs were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
HRCFG INVO, LLC	$14,993	$(4,737)	$15,798	$(163,912)
Positib Fertility, S.A. de C.V.	(23,156)	(16,733)	(47,908)	(46,653)
Total earnings from unconsolidated VIEs	(8,163)	(21,470)	(32,110)	(210,565)

The following tables summarize the combined unaudited financial information of our unconsolidated VIEs:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Statements of operations:
Operating revenue	$404,990	$273,737	$1,212,385	$610,049
Operating expenses	(444,478)	(333,414)	(1,324,528)	(1,077,835)
Net loss	(39,488)	(59,677)	(112,143)	(467,786)

	September 30, 2023	December 31, 2022
Balance sheets:
Current assets	$353,074	261,477
Long-term assets	1,017,098	1,094,490
Current liabilities	(492,727)	(396,619)
Long-term liabilities	(117,989)	(107,374)
Net assets	$759,456	851,974

Note 5 – Agreements and Transactions with VIE’s

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

The following table summarizes the Company’s transactions with VIEs:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Bloom INVO, LLC
INVOcell revenue	$9,000	$6,000	$19,500	$6,000
Unconsolidated VIEs
INVOcell revenue	$(3,975)	$6,000	$5,775	$22,500

The Company had balances with VIEs as follows:

	September 30, 2023	December 31, 2022
Bloom INVO, LLC
Accounts receivable	$27,000	13,500
Notes payable	472,839	468,031
Unconsolidated VIEs
Accounts receivable	$14,460	46,310

Note 6 – Inventory

Components of inventory are:

	September 30, 2023	December 31, 2022
Raw materials	$62,440	$68,723
Finished goods	191,780	194,879
Total inventory	$254,220	$263,602

Note 7 – Property and Equipment

The estimated useful lives and accumulated depreciation for equipment are as follows as of September 30, 2023, and December 31, 2022:

Estimated Useful Life
Manufacturing equipment	6 to 10 years
Medical equipment	7 to 10 years
Office equipment	3 to 7 years

	September 30, 2023	December 31, 2022
Manufacturing equipment	$132,513	$132,513
Medical equipment	303,943	283,065
Office equipment	85,403	77,601
Leasehold improvements	463,151	96,817
Less: accumulated depreciation	(212,563)	(153,267)
Total equipment, net	$772,447	$436,729

During the three months ended September 30, 2023, and 2022, the Company recorded depreciation expense of $20,504 and $19,279, respectively.

During the nine months ended September 30, 2023, and 2022, the Company recorded depreciation expense of $59,296 and $56,004, respectively.

Note 8 – Intangible Assets

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

During the three months ended September 30, 2023, and 2022, the Company recorded amortization expenses related to patents of $0 and $453, respectively.

During the nine months ended September 30, 2023, and 2022, the Company recorded amortization expenses related to patents of $0 and $1,357, respectively.

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

As of September 30, 2023, the Company’s lease components included in the consolidated balance sheet were as follows:

Lease component	Balance sheet classification	September 30, 2023
Assets
ROU assets – operating lease	Other assets	$5,858,042
Total ROU assets		$5,858,042

Liabilities
Current operating lease liability	Current liabilities	$385,836
Long-term operating lease liability	Other liabilities	5,622,279
Total lease liabilities		$6,008,115

Future minimum lease payments as of September 30, 2023 were as follows:

2023	144,953
2024	616,158
2025	622,676
2026	638,469
2027 and beyond	5,943,918
Total future minimum lease payments	$7,966,174
Less: Interest	(1,958,059)
Total operating lease liabilities	$6,008,115

Note 10 – Notes Payable

Notes payables consisted of the following:

	September 30, 2023	December 31, 2022
Note payable. 35% - 100 % cumulative interest. Matures on June 29, 2028	$1,500,000	$-
Related party demand notes with a 10% financing fee. 10% annual interest from issuance. Notes are callable starting September 30, 2023	880,000	770,000
Convertible notes. 10% annual interest. Conversion price of $10.00-$12.00	410,000	100,000
Cash advance agreement	380,374	-
Less debt discount and financing costs	(372,800)	(107,356)
Total, net of discount	$2,797,574	$762,644

Related Party Demand Notes

In the fourth quarter of 2022, the Company received $500,000 through the issuance of five demand notes (the “JAG Notes”) from a related party, JAG Multi Investments LLC (“JAG”). The Company’s CFO is a beneficiary of JAG but does not have any control over JAG’s investment decisions with respect to the Company. The JAG Notes accrue 10% annual interest from their respective dates of issuance. At maturity, the Company agreed to pay outstanding principal, a 10% financing fee and accrued interest. On July 10, 2023, the Company received an additional $100,000 from JAG through the issuance of an additional demand note.

In consideration for subscribing to the JAG Note for $100,000 dated December 29, 2022, and for agreeing to extend the date on which the other JAG Notes are callable to March 31, 2023, the Company issued JAG a warrant to purchase 17,500 shares of Common Stock. The warrant may be exercised for a period of five (5) years from issuance at a price of $10.00 per share. The financing fees for said JAG Note and the fair value of the warrant issued were capped at the total proceeds. The relative fair value of the warrant was recorded as a debt discount and as of September 30, 2023 the Company had fully amortized the discount. On July 10, 2023 JAG agreed to extend the date on which the JAG Notes are callable to September 30, 2023.

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

The financing fees for all demand notes were recorded as a debt discount and as of September 30, 2023 the Company had fully amortized the discount.

For the nine months ended September 30, 2023, the Company incurred $55,444 in interest related to these demand notes.

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

The cumulative fair value of the warrants at issuance was $132,183. This was recognized as a debt discount and will to be amortized on a straight-line basis over the life of the respective notes. For the nine months ending September 30, 2023 the Company amortized $95,710 of the debt discount and as of September 30, 2023 had a remaining debt discount balance of $36,472.

Interest on these notes accrues at a rate of ten percent (10%) per annum and is payable at the holder’s option either in cash or in shares of Common Stock at the conversion price set forth in the notes on December 31, 2023, unless converted earlier. For the nine months ended September 30, 2023 the Company incurred $27,933 in interest related to these convertible notes.

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

The cumulative fair value of the warrants at issuance was $291,207. This was recognized as a debt discount and will be amortized on a straight-line basis over the life of the respective notes. For the nine months ending September 30, 2023 the Company amortized $347,520 of the debt discount and as of September 30, 2023 the Company had fully amortized the discount.

Pursuant to the February Debentures, interest on the February Debentures accrued at a rate of eight percent (8%) per annum payable at maturity, one year from the date of the February Debentures. For the nine months ended September 30, 2023 the Company incurred $9,640 in interest on the February Debentures.

All amounts due under the February Debentures were convertible at any time after the issuance date, in whole or in part, at the option of the February Investors into Common Stock at an initial price of $10.40 per share. This conversion price was subject to adjustment for stock splits, combinations or similar events and anti-dilution provisions, among other adjustments and is subject to a floor price.

The Company could prepay the February Debentures at any time in whole or in part by paying a sum of money equal to 105% of the principal amount to be redeemed, together with accrued and unpaid interest.

While any portion of each February Debenture remained outstanding, if the Company received cash proceeds of more than $2,000,000 (the “Minimum Threshold”) in the aggregate from any source or series of related or unrelated sources, the February Investors had the right in their sole discretion to require the Company to immediately apply up to 50% of all proceeds received by the Company above the Minimum Threshold to repay the outstanding amounts owed under the February Debentures. In April 2023, the Company used $360,151 in proceeds from the RD Offering (as described in Note 11 below) to repay a portion of the February Debentures. On August 8, 2023, the Company repaid the remaining balance of $139,849 with proceeds from the August Public Offering (as described in Note 16 below).

The February Warrants included anti-dilution protection whereby a subsequent offering priced below the February Warrants’ strike price then in effect would entitle the February Investors to a reduction of such strike price to the price of such subsequent offering and an increase in the February Warrant Shares determined by dividing the dollar amount for which the February Warrants are exercisable by such lower strike price. As a result of the $2.85 unit purchase price of the August Public Offering (as described in Note 16 below), following consummation of the August Public Offering, the February Warrants now entitle the February Investors to purchase a total 65,790 at an exercise price of $2.85 per February Warrant Share. On August 8, 2023, the Company issued 26,391 shares of Common Stock upon exercise of one of the February Warrants on a net-exercise basis and on August 21, 2023, the Company issued 17,594 shares of Common Stock upon exercise of the other February Warrant on a net-exercise basis. Following these exercises, there were no February Warrants outstanding.

Standard Merchant Cash Advance

On July 20, 2023, the Company entered into a Standard Merchant Cash Advance Agreement (the “Cash Advance Agreement”) with Cedar Advance LLC (“Cedar”) under which Cedar purchased $543,750 of the Company’s receivables for a gross purchase price of $375,000 (the “Initial Advance”). The Company received cash proceeds of $356,250, net of a financing fee. Until the purchase price is repaid, the Company agreed to pay Cedar $19,419.64 per week. Since, through the refinancing described below, the Company repaid Cedar within 30 days, the amount payable under the Initial Advance was reduced from $543,750 to $465,000.

On August 31, 2023, the Company refinanced the Initial Advance through the purchase by Cedar of $746,750 of the Company’s receivables for a gross purchase price of $515,000 (the “Refinanced Advance”). The Company received net cash proceeds of $134,018 after applying $390,892 towards the repayment of the Initial Advance. The new Cash Advance Agreement provides that if the Company repays the Refinanced Advance within 30 days then the amount payable to Cedar shall be reduced to $643,750, and if the Refinanced Advance is repaid on days 31 to 60 then the amount payable to Cedar shall be reduced to $674,650. Until the purchase price is repaid, the Company agreed to pay Cedar $16,594 per week. On September 29, 2023, the Company repaid $0.3 million of the Cash Advance Agreement with proceeds from the RLSA Loan (as defined below). As a result of such payment, the weekly payment was reduced to $9,277.

The financing fees were recorded as a debt discount. For the nine months ending September 30, 2023 the Company amortized $51,672 of the debt discount and as of September 30, 2023 had a remaining debt discount balance of $321,328.

Revenue Loan and Security Agreement

On September 29, 2023, the Company, Steven Shum, as a Key Person, and the Company’s wholly-owned subsidiaries Bio X Cell, Inc, INVO CTR, Wood Violet Fertility LLC, FLOW and Orange Blossom Fertility LLC as guarantors (the “Guarantors”), entered into a Revenue Loan and Security Agreement (the “Loan Agreement”) with Decathlon Alpha V LP (the “Lender”) under which the Lender advanced a gross amount of $1,500,000 to the Company (the “RSLA Loan”). The RSLA Loan has a maturity date of June 29, 2028, is payable in fixed monthly installments, as set forth in the Loan Agreement, and may be prepaid without penalty at any time. The installments include an interest factor that varies based on when the RSLA Loan is fully repaid and is based on a minimum amount that increases from thirty five percent (35%) of the RSLA Loan principal, if fully repaid in the first six months, to 100% of the RSLA Loan principal, if fully repaid after 30 months from the RSLA Loan’s effective date.

The financing fees for the RSLA Loan were recorded as a debt discount. For the nine months ending September 30, 2023, the Company amortized $0 of the debt discount and as of September 30, 2023 had a remaining debt discount balance of $15,000.

Note 11 – Related Party Transactions

In the fourth quarter of 2022, the Company received $700,000 through the issuance of demand notes from related parties, as follows: (a) $500,000 from JAG; (b) $100,000 from our chief executive officer, Steve Shum; and (c) $100,000 from our chief financial officer, Andrea Goren. On July 10, 2023, the Company received an additional $100,000 through the issuance of a demand note from JAG. The Company’s CFO is a beneficiary of JAG but does not have any control over JAG’s investment decisions with respect to the Company. See Note 9 of the Notes to Consolidated Financial Statements for additional information.

As of September 30, 2023, the Company owed accounts payable to related parties totaling $188,162, primarily related to unpaid employee expense reimbursements and unpaid board fees.

Note 12 – Stockholders’ Equity

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

Increase in Authorized Common Stock

On October 13, 2023, shareholders of the Company approved an increase to the number of authorized shares of the Company’s common stock from 6,250,000 shares to 50,000,000 shares as set forth below. On October 13, 2023, the Company filed a Certificate of Amendment to its Articles of Incorporation to increase its authorized shares of common stock from 6,250,000 shares to 50,000,000 shares.

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

During the Commitment Period, and subject to the shares of Common Stock underlying the ELOC be registered, the price that Feb 3 Investor will pay to purchase the shares of Common Stock that it is obligated to purchase under the ELOC shall be 97% of the “market price,” which is defined as the lesser of (i) the lowest closing price of our Common Stock during the 7 trading day-period following the clearance date associated with the applicable put notice from the Company or (ii) the lowest closing bid price of the Common Stock on the principal trading market for the Common Stock (currently, the Nasdaq Capital Market) on the trading day immediately preceding a put date.

To date, the Company has not been in a position to register the shares underlying the ELOC as a result of standstill agreements related to the RD Offering and the August 2023 Offering (both as defined below).

March 2023 Registered Direct Offering

On March 23, 2023, INVO entered into a securities purchase agreement (the “March Purchase Agreement”) with a certain institutional investor, pursuant to which the Company agreed to issue and sell to such investor (i) in a registered direct offering (the “RD Offering”), 69,000 shares of Common Stock, and a pre-funded warrant (the “Pre-Funded Warrant”) to purchase up to 115,000 shares of Common Stock, at an exercise price of $0.20 per share, and (ii) in a concurrent private placement (the “March Warrant Placement”), a common stock purchase warrant (the “March Warrant”), exercisable for an aggregate of up to 276,000 shares of Common Stock, at an exercise price of $12.60 per share. The securities to be issued in the RD Offering (priced at the marked under Nasdaq rules) were offered pursuant to the Company’s shelf registration statement on Form S-3 (File 333-255096), initially filed by the Company with the SEC under the Securities Act, on April 7, 2021 and declared effective on April 16, 2021. All Pre-Funded Warrants were exercised by the investor in June 2023.

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

On March 27, 2023, the Company closed the RD Offering and March Warrant Placement, raising gross proceeds of approximately $3 million before deducting placement agent fees and other offering expenses payable by the Company. In the event the March Warrant were fully exercised for cash, the Company would receive additional gross proceeds of approximately $3.5 million. Under the March Purchase Agreement, the Company was entitled to use a portion of the net proceeds of the offering to (a) repay the February Debentures, and (b) to make the down payment for the WFI acquisition. The remainder of the net proceeds could be used for working capital, capital expenditures, and other general corporate purposes. The Company used $383,879 in proceeds to repay a portion of the February Debentures and related fees and interest and the remainder of the proceeds were used for working capital and general corporate purposes.

August 2023 Public Offering

On August 4, 2023, the Company, entered into securities purchase agreements (the “Purchase Agreements”) with certain institutional and other investors, pursuant to which the Company agreed to issue and sell to such investors in a public offering (the “August 2023 Offering”), 1,580,000 units (the “Units”) at a price of $2.85 per Unit, with each Unit consisting of (i) one share of Common Stock (the “Shares”) of the Company, and (ii) two common stock purchase warrants (the “Warrants”), each exercisable for one share of Common Stock at an exercise price of $2.85 per share. In the aggregate, in the August 2023 Offering the Company issued 1,580,000 Shares and 3,160,000 Warrants. The securities issued in the August 2023 Offering were offered pursuant to the Company’s registration statement on Form S-1 (File 333-273174) (the “Registration Statement”), initially filed by the Company with the SEC under the Securities Act, on July 7, 2023 and declared effective on August 3, 2023.

The Company closed the Offering on August 8, 2023, raising gross proceeds of approximately $4.5 million before deducting placement agent fees and other offering expenses payable by the Company. The Company used (i) $2,150,000 to fund the initial installment of the WFI purchase price (net of a $350,000 holdback) on August 10, 2023, (ii) $1,000,000 to pay Armistice the Armistice Amendment Fee (as defined below), and (iii) $139,849 to complete repayment of the February Debentures to the February Investors, plus accrued interest and fees of approximately $10,911. The Company is using the remaining proceeds from the August 2023 Offering for working capital and general corporate purposes.

In connection with the August 2023 Offering, on August 4, 2023, the Company entered into a placement agency agreement (the “Placement Agency Agreement”) with Maxim Group LLC (the “Placement Agent”), pursuant to which (i) the Placement Agent agreed to act as placement agent on a “best efforts” basis in connection with the August 2023 Offering and (ii) the Company agreed to pay the Placement Agent an aggregate fee equal to 7.0% of the gross proceeds (and 5% for certain investors) raised in the August 2023 Offering and warrants to purchase up to 110,600 shares of Common Stock at an exercise price of $3.14 (the “Placement Agent Warrants”). The Placement Agent Warrants (and the shares of Common Stock issuable upon the exercise of the Placement Agent Warrants) were not registered under the Securities Act and were offered pursuant to an exemption from the registration requirements of the Securities Act provided in Section 4(a)(2) of the Securities Act and Rule 506(b) promulgated thereunder.

The August 2023 Offering was facilitated by the Company entering into an Amendment to Securities Purchase Agreement on July 7, 2023 (the “Armistice Amendment”) with Armistice Capital Markets Ltd. to delete Section 4.12(a) of our March 23, 2023 Securities Purchase Agreement (the “Armistice SPA”) with Armistice pursuant to which we agreed that from March 23, 2023 until 45 days after the effective date of the Resale Registration Statement (as defined below) we would not (i) issue, enter into any agreement to issue or announce the issuance or proposed issuance of any shares of Common Stock or Common Stock Equivalents or (ii) file any registration statement or any amendment or supplement thereto, other than the prospectus supplement filed in connection with that offering and the Resale Registration Statement (the “Subsequent Equity Financing Provision”). In consideration of Armistice’s agreement to enter into the Armistice Amendment and delete the Subsequent Equity Financing Provision from the Armistice SPA, we agreed to pay Armistice a fee a $1,000,000 (the “Armistice Amendment Fee”) within two days of the closing of the August 2023 Offering. Additionally, we agreed to include a proposal in our proxy statement for our 2023 Annual Meeting of Stockholders for the purpose of obtaining the approval of the holders of a majority of our outstanding voting common stock, to effectuate the reduction of the exercise price (the “Exercise Price Reduction”) set forth in Section 2(b) of the Common Stock Purchase Warrants issued to Armistice on March 27, 2023 (the “Existing Warrants”) to the per unit public offering price of the August 2023 Offering (or $2.85), in accordance with Nasdaq Rule 5635(d) (the “Shareholder Approval”) with the recommendation of our board of directors that such proposal be approved. We also agreed to solicit proxies from our shareholders in connection therewith in the same manner as all other management proposals in such proxy statement and that all management-appointed proxyholders shall vote their proxies in favor of such proposal. Further, if we did not obtain Shareholder Approval at the first meeting, we agree to call a meeting every six (6) months thereafter to seek Shareholder Approval until the earlier of the date Shareholder Approval is obtained or the Existing Warrants are no longer outstanding. Until such approval is obtained, the exercise price of the Existing Warrants will remain unchanged. At the special meeting on October 13, 2023, Company shareholders rejected the Exercise Price Reduction.

Nine Months Ended September 30, 2023

During the nine months ended September 30, 2023, the Company issued 3,994 shares of Common Stock to employees and directors and 12,202 shares of Common Stock to consultants with a fair value of $54,235 and $106,174, respectively. The shares were issued under the Company’s 2019 Stock Incentive Plan (the “2019 Plan”).

During the nine months ended September 30, 2023, the Company issued 297 shares of Common Stock upon the exercise of options. The Company received proceeds of $2,375.

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

In August 2023, the Company issued 43,985 shares of Common Stock upon exercise of an existing warrant on a net-exercise basis. These shares were issued pursuant to the exemption from registration provided by Section 4(a)(2) and/or 3(a)(9) of the Securities Act of 1933, as amended.

On August 8, 2023, the Company issued 1,580,000 shares of Common Stock in the August 2023 Offering. The Company received net proceeds of approximately $4.1 million.

In September 2023, the Company issued 7,500 shares of Common Stock to consultants in consideration of services rendered with a fair value of $11,250. These shares were issued pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended. The Company did not receive any cash proceeds from this issuance.

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

The following table sets forth the activity of the options to purchase Common Stock under the 2019 Plan.

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding as of December 31, 2022	64,850	$68.00	$-
Granted	59,048	7.74	-
Exercised	(297)	8.00	-
Canceled	(10,973)	70.68	-
Balance as of September 30, 2023	112,628	$41.90	$-
Exercisable as of September 30, 2023	82,661	$58.23	$-

The fair value of each option granted is estimated as of the grant date using the Black-Scholes option pricing model with the following assumptions:

Nine months ended September 30,
	2023	2022
Risk-free interest rate range	3.6-3.69%	1.6 to 1.9%
Expected life of option-years	5-5.63	5.25 to 5.75
Expected stock price volatility	106.6-114.9%	110.4 to 113.2%
Expected dividend yield	-%	-%

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

	Total Intrinsic Value of Options Exercised	Total Fair Value of Options Vested
Year ended December 31, 2022	$-	$1,616,401
Nine months ended September 30, 2023	$-	$896,257

For the nine months ended September 30, 2023, the weighted average grant date fair value of options granted was $6.38 per share. The Company estimates the fair value of options at the grant date using the Black-Scholes model. For all stock options granted through September 30, 2023, the weighted average remaining service period is 1 year.

Restricted Stock and Restricted Stock Units

In the nine months ended September 30, 2023, the Company granted 13,272 restricted stock units and shares of restricted stock to certain employees, directors, and consultants under the 2019 Plan. Restricted stock issued to employees, directors, and consultants generally vest either at grant or vest over a period of one year from the date of grant.

The following table summarizes the Company’s restricted stock awards activity under the 2019 Plan during the nine months ended September 30, 2023:

	Number of Unvested Shares	Weighted Average Grant Date Fair Value	Aggregate Value of Shares

Balance as of December 31, 2022	3,533	$8.40	$29,949
Granted	13,272	8.88	117,847
Vested	(16,505)	18.82	310,554
Forfeitures	-	-	-
Balance as of September 30, 2023	300	18.42	5,525

Note 14 – Unit Purchase Options and Warrants

The following table sets forth the activity of unit purchase options:

	Number of Unit Purchase Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding as of December 31, 2022	$4,649	$64.00	$-
Granted	-	-	-
Exercised	-	-	-
Canceled	-	-	-
Balance as of September 30, 2023	$4,649	$64.00	$-

The following table sets forth the activity of warrants:

	Number of Warrants	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding as of December 31, 2022	25,884	$30.20	$-
Granted	3,643,526	3.63	-
Exercised	(180,790)	1.16	-
Canceled	-	-	-
Balance as of September 30, 2023	3,488,620	$3.95	$-

Note 15 – Income Taxes

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

Income tax expense was $1,886 and $4,751 for the three and nine months ended September 30, 2023, compared to $0 and $800 for the three and nine months ended September 30, 2022. The annual forecasted effective income tax rate for 2023 is 0%, with a year-to-date effective income tax rate for the nine months ended September 30, 2023, of 0%.

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

Note 17 – Subsequent Events

Increase in Authorized Common Stock

On October 13, 2023, shareholders of the Company approved an increase to the number of authorized shares of the Company’s common stock from 6,250,000 shares to 50,000,000 shares and the Company filed a Certificate of Amendment to its Articles of Incorporation with the Nevada Secretary of State on such date to increase its authorized shares of common stock from 6,250,000 shares to 50,000,000 shares.

NAYA Biosciences Merger

On October 22, 2023, the Company, INVO Merger Sub Inc., a wholly owned subsidiary of the Company and a Delaware corporation (“Merger Sub”), and NAYA Biosciences, Inc., a Delaware corporation (“NAYA”), entered into an Agreement and Plan of Merger, as amended on October 25, 2023 (the “Merger Agreement”).

Upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge (the “Merger”) with and into NAYA, with NAYA continuing as the surviving corporation and a wholly owned subsidiary of the Company.

At the effective time and as a result of the Merger, each share of Class A common stock, par value $0.000001 per share, of NAYA (the “NAYA common stock”) outstanding immediately prior to the effective time of the Merger, other than certain excluded shares held by NAYA as treasury stock or owned by the Company or Merger Sub, will be converted into the right to receive 7.33333 (subject to adjustment as set forth in the Merger Agreement) shares of a newly designated series of common stock, par value $0.0001 per share, of the Company which shall be entitled to ten (10) votes per each share (“Company Class B common stock”) for a total of approximately 18,150,000 shares of the Company (together with cash proceeds from the sale of fractional shares, the “Merger Consideration”).

Immediately following the effective time of the Merger, Dr. Daniel Teper, NAYA’s current chairman and chief executive officer, will be named chairman and chief executive officer of the Company, and the board of directors will be comprised of at least seven (7) directors, of which (i) one shall be Steven Shum, the Company’s current chief executive officer, and (ii) six shall be identified by NAYA, of which four (4) shall be independent directors.

The completion of the Merger is subject to satisfaction or waiver of certain customary mutual closing conditions, including (1) the adoption of the Merger Agreement by the stockholders of the Company and NAYA, (2) the absence of any injunction or other order issued by a court of competent jurisdiction or applicable law or legal prohibition prohibiting or making illegal the consummation of the Merger, (3) the completion of due diligence, (4) the completion of an interim private offering of shares of Company common stock at a price that is a premium to the market price of the Company common stock in an estimated amount of $5,000,000 or more of gross proceeds, (5) the aggregate of the liabilities of the Company, excluding certain specified liabilities, shall not exceed $5,000,000, (6) the receipt of waivers from any and all holders of warrants (and any other similar instruments) to securities of the Company, with respect to any fundamental transaction rights such warrant holders may have under any such warrants, (7) the continued listing of the Company common stock on NASDAQ through the effective time of the Merger and the approval for listing on NASDAQ of the shares of the Company common stock to be issued in connection with the Merger, the interim private offering, and a private offering of shares of Company common stock at a target price of $5.00 per share (subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization with respect to the Company common stock) resulting in sufficient cash available for the Company for one year of operations, as estimated by NAYA, (8) the effectiveness of a registration statement on Form S-4 to be filed by the Company pursuant to which the shares of Company common stock to be issued in connection with the Merger will be registered with the SEC, and the absence of any stop order suspending such effectiveness or proceeding for the purpose of suspending such effectiveness being pending before or threatened by the SEC, and (9) the Company shall have received customary lock-up Agreement from certain Company stockholders. The obligation of each party to consummate the Merger is also conditioned upon (1) the other party having performed in all material respects its obligations under the Merger Agreement and (2) the other party’s representations and warranties in the Merger Agreement being true and correct (subject to certain materiality qualifiers); provided, however, that these conditions, other than with respects to certain representations and warranties, will be deemed waived by the Company upon the closing of the interim private offering.

The Merger Agreement contains termination rights for each of the Company and NAYA, including, among others: (1) if the consummation of the Merger does not occur on or before December 31, 2023 (the “End Date”), except that any party whose material breach of the Merger Agreement caused or was the primary contributing factor that resulted in the failure of the Merger to be consummated on or before the End Date, (2) if any governmental authority has enacted any law or order making illegal, permanently enjoining, or otherwise permanently prohibiting the consummation of the Merger, and (3) if the required vote of the stockholders of either the Company or NAYA has not been obtained. The Merger Agreement contains additional termination rights for NAYA, including, among others: (1) if the Company materially breaches its non-solicitation obligations or fails to take all action necessary to hold a stockholder meeting to approve the transactions contemplated by the Merger Agreement, (2) if the aggregate of the liabilities of the Company, excluding certain specified liabilities, exceed $5,000,000, (3) if NAYA determines that the due diligence contingency will not be satisfied by October 26, 2023, (4) if NAYA determines that the Company has experienced a material adverse effect, or (5) the Company material breaches any representation, warranty, covenant, or agreement such that the conditions to closing would not be satisfied and such breach is incapable of being cured, unless such breach is caused by NAYA’s failure to perform or comply with any of the covenants, agreements or conditions hereof to be performed or complied with by it prior to the closing.

If all of NAYA’s conditions to closing are satisfied or waived and NAYA fails to consummate the Merger, NAYA would be required to pay the Company a termination fee of $1,000,000. If all of the Company’s conditions to closing conditions are satisfied or waived and the Company fails to consummate the Merger, the Company would be required to pay NAYA a termination fee of $1,000,000.

Following the Merger, NAYA plans to operate in three sectors focused on: (a) increasing patient access to life-transforming treatments in oncology (“NAYA Oncology”); (b) fertility; and (c) regenerative medicine.

NAYA Oncology has acquired two clinical-stage bispecific antibody assets for the treatment of Hepatocellular Carcinoma and Multiple Myeloma from Cytovia Therapeutics (“Cytovia”), a biopharmaceutical company focused on immune cell engager bispecific antibodies and gene-edited cell therapeutics, for a consideration in cash and shares at an agreed price of $5 in the merged company.

Under the terms of the Merger Agreement, pending approval of the transaction by INVO’s, Cytovia’s, and NAYA’s stockholders and subject to key closing conditions, INVO will acquire 100% of the outstanding equity interests in NAYA by means of a reverse triangular merger, pursuant to which INVO will issue to NAYA more than eighty percent (80%) of its common stock, effectively resulting in a change of control.

Warrant Solicitation

On November 9, 2023, the Company announced that it had commenced a solicitation of waivers (the “Waiver Solicitation”) from holders of the Company’s common stock purchase warrants dated August 8, 2023 (the “Warrants”) of the holder’s right to exercise a payment option upon consummation of the Merger with NAYA. Receipt of the waivers is a condition to the consummation of the Merger. The Waiver Solicitation is being made pursuant to a notice of waiver solicitation (the “Notice of Waiver Solicitation”) and accompanying form of waiver, which the Company is sending to the holders of the Warrants. The Notice of Waiver solicitation sets forth the terms of the Warrant Solicitation. The Waiver Solicitation is scheduled to expire at 5:00 p.m., New York City time, on November 15, 2023.

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

Overview

We are a healthcare services fertility company dedicated to expanding the assisted reproductive technology (“ART”) marketplace by making fertility care accessible and inclusive to people around the world. Our commercialization strategy is focused on the opening of dedicated “INVO Centers” offering the INVOcell® and IVC procedure (with three centers in North America now operational), the acquisition of US-based, profitable in vitro fertilization (“IVF”) clinics (with one such clinic acquired in August 2023) and the sale and distribution of our technology solution into existing fertility clinics. Our proprietary technology, INVOcell®, is a revolutionary medical device that allows fertilization and early embryo development to take place in vivo within the woman’s body. This treatment solution is the world’s first intravaginal culture technique for the incubation of oocytes and sperm during fertilization and early embryo development. This technique, designated as “IVC”, provides patients with a more natural, intimate, and more affordable experience in comparison to other ART treatments. We believe the IVC procedure can deliver comparable results at a fraction of the cost of traditional IVF and is a significantly more effective treatment than intrauterine insemination (“IUI”).

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

While the INVOcell remains important to our efforts, our commercialization and corporate development strategy has expanded to focus primarily on providing ART services to the significantly underserved patient population seeking access to affordable fertility treatment. We are now largely focused on the opening of dedicated “INVO Centers” offering the INVOcell and IVC procedure (with three centers in North America now operational) and the acquisition of existing IVF clinics, in addition to continuing to distribute and sell our technology solution to existing fertility clinics.

On August 10, 2023, we closed our first acquisition, Wisconsin Fertility Institute (“WFI”). The acquisition of WFI is expected to provide significant scale to our operations and complement our INVO Center strategy. The Madison-based fertility center primarily offers conventional IVF procedures and generated more than $5 million in revenue and approximately $1.7 million of net income based on fiscal 2022 audited results.

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

The Alabama JV opened to patients on August 9, 2021.

The Alabama JV is accounted for using the equity method in our financial statements. As of September 30, 2023, we invested $1.5 million in the Alabama JV in the form of a note. For the nine months ended September 30, 2023, the Alabama JV recorded net income of $32 thousand, of which we recognized a gain from equity method investments of $16 thousand. For the nine months ended September 30, 2022, the Alabama JV recorded a net loss of $0.3 million, of which we recognized a loss from equity method investments of $0.2 million.

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

The Georgia JV opened to patients on September 7, 2021.

The results of the Georgia JV are consolidated in our financial statements. As of September 30, 2023, INVO invested $0.9 million in the Georgia JV in the form of capital contributions as well as $0.5 million in the form of a note. For the nine months ended September 30, 2023 and 2022, the Georgia JV recorded net losses of $0.1 million and $0.2 million respectively. Noncontrolling interest in the Georgia JV was $0. See Note 3 of the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q for additional information on the Georgia JV.

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

The Mexico JV opened to patients on November 1, 2021.

The Mexico JV is accounted for using the equity method in our financial statements. As of September 30, 2023, INVO invested $0.1 million in the Mexico JV. For the nine months ended September 30, 2023 and 2022, the Mexico JV recorded net losses of $144 thousand and $140 thousand, respectively, of which we recognized a loss from equity method investments of $48 thousand and $47 thousand, respectively.

Terminated JV Agreements

As of May 15, 2023, our JV agreements to establish INVO Centers in the Republic of North Macedonia and in the Bay Area of California were terminated due to lack of progress.

Recent Developments

NAYA Biosciences Merger

On October 22, 2023, the Company, INVO Merger Sub Inc., a wholly owned subsidiary of the Company and a Delaware corporation (“Merger Sub”), and NAYA Biosciences, Inc., a Delaware corporation (“NAYA”), entered into an Agreement and Plan of Merger, as amended on October 25, 2023 (the “Merger Agreement”).

Upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge (the “Merger”) with and into NAYA, with NAYA continuing as the surviving corporation and a wholly owned subsidiary of the Company.

At the effective time and as a result of the Merger, each share of Class A common stock, par value $0.000001 per share, of NAYA (the “NAYA common stock”) outstanding immediately prior to the effective time of the Merger, other than certain excluded shares held by NAYA as treasury stock or owned by the Company or Merger Sub, will be converted into the right to receive 7.33333 (subject to adjustment as set forth in the Merger Agreement) shares of a newly designated series of common stock, par value $0.0001 per share, of the Company which shall be entitled to ten (10) votes per each share (“Company Class B common stock”) for a total of approximately 18,150,000 shares of the Company (together with cash proceeds from the sale of fractional shares, the “Merger Consideration”).

Immediately following the effective time of the Merger, Dr. Daniel Teper, NAYA’s current chairman and chief executive officer, will be named chairman and chief executive officer of the Company, and the board of directors will be comprised of at least seven (7) directors, of which (i) one shall be Steven Shum, the Company’s current chief executive officer, and (ii) six shall be identified by NAYA, of which four (4) shall be independent directors.

The completion of the Merger is subject to satisfaction or waiver of certain customary mutual closing conditions, including (1) the adoption of the Merger Agreement by the stockholders of the Company and NAYA, (2) the absence of any injunction or other order issued by a court of competent jurisdiction or applicable law or legal prohibition prohibiting or making illegal the consummation of the Merger, (3) the completion of due diligence, (4) the completion of an interim private offering of shares of Company common stock at a price that is a premium to the market price of the Company common stock in an estimated amount of $5,000,000 or more of gross proceeds, (5) the aggregate of the liabilities of the Company, excluding certain specified liabilities, shall not exceed $5,000,000, (6) the receipt of waivers from any and all holders of warrants (and any other similar instruments) to securities of the Company, with respect to any fundamental transaction rights such warrant holders may have under any such warrants, (7) the continued listing of the Company common stock on NASDAQ through the effective time of the Merger and the approval for listing on NASDAQ of the shares of the Company common stock to be issued in connection with the Merger, the interim private offering, and a private offering of shares of Company common stock at a target price of $5.00 per share (subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization with respect to the Company common stock) resulting in sufficient cash available for the Company for one year of operations, as estimated by NAYA, (8) the effectiveness of a registration statement on Form S-4 to be filed by the Company pursuant to which the shares of Company common stock to be issued in connection with the Merger will be registered with the SEC, and the absence of any stop order suspending such effectiveness or proceeding for the purpose of suspending such effectiveness being pending before or threatened by the SEC, and (9) the Company shall have received customary lock-up Agreement from certain Company stockholders. The obligation of each party to consummate the Merger is also conditioned upon (1) the other party having performed in all material respects its obligations under the Merger Agreement and (2) the other party’s representations and warranties in the Merger Agreement being true and correct (subject to certain materiality qualifiers); provided, however, that these conditions, other than with respects to certain representations and warranties, will be deemed waived by the Company upon the closing of the interim private offering.

The Merger Agreement contains termination rights for each of the Company and NAYA, including, among others: (1) if the consummation of the Merger does not occur on or before December 31, 2023 (the “End Date”), except that any party whose material breach of the Merger Agreement caused or was the primary contributing factor that resulted in the failure of the Merger to be consummated on or before the End Date, (2) if any governmental authority has enacted any law or order making illegal, permanently enjoining, or otherwise permanently prohibiting the consummation of the Merger, and (3) if the required vote of the stockholders of either the Company or NAYA has not been obtained. The Merger Agreement contains additional termination rights for NAYA, including, among others: (1) if the Company materially breaches its non-solicitation obligations or fails to take all action necessary to hold a stockholder meeting to approve the transactions contemplated by the Merger Agreement, (2) if the aggregate of the liabilities of the Company, excluding certain specified liabilities, exceed $5,000,000, (3) if NAYA determines that the due diligence contingency will not be satisfied by October 26, 2023, (4) if NAYA determines that the Company has experienced a material adverse effect, or (5) the Company material breaches any representation, warranty, covenant, or agreement such that the conditions to closing would not be satisfied and such breach is incapable of being cured, unless such breach is caused by NAYA’s failure to perform or comply with any of the covenants, agreements or conditions hereof to be performed or complied with by it prior to the closing.

If all of NAYA’s conditions to closing are satisfied or waived and NAYA fails to consummate the Merger, NAYA would be required to pay the Company a termination fee of $1,000,000. If all of the Company’s conditions to closing conditions are satisfied or waived and the Company fails to consummate the Merger, the Company would be required to pay NAYA a termination fee of $1,000,000.

Wisconsin Fertility Institute Acquisition

On August 10, 2023, INVO, through Wood Violet Fertility LLC, a Delaware limited liability company (“Buyer”) and wholly owned subsidiary of INVO CTR, consummated its acquisition of WFI for a combined purchase price of $10 million, of which $2.5 million was paid on the closing date (net cash paid was $2,150,000 after a $350,000 holdback) plus assumption of the inter-company loan owed by WFRSA (as defined below) in the amount of $528,756. The remaining three installments of $2.5 million each will be paid on the subsequent three anniversaries of closing. The sellers have the option to take all or a portion of the final three installments in shares of INVO common stock valued at $125.00, $181.80, and $285.80, for the second, third, and final installments, respectively.

WFI is comprised of (a) a medical practice, Wisconsin Fertility and Reproductive Surgery Associates, S.C., a Wisconsin professional service corporation d/b/a Wisconsin Fertility Institute (“WFRSA”), and (b) a laboratory services company, Fertility Labs of Wisconsin, LLC, a Wisconsin limited liability company (“FLOW”). WFRSA owns, operates and manages WFI’s fertility practice that provides direct treatment to patients focused on fertility, gynecology and obstetrics care and surgical procedures, and employs physicians and other healthcare providers to deliver such services and procedures. FLOW provides WFRSA with related laboratory services.

INVO purchased the non-medical assets of WFRSA and one hundred percent of FLOW’s membership interests. The Buyer and WFRSA entered into a management services agreement pursuant to which WFRSA outsourced all its non-medical activities to the Buyer.

Waiver Solicitation

On November 9, 2023, we announced that we had commenced a solicitation of waivers (the “Waiver Solicitation”) from holders of our common stock purchase warrants dated August 8, 2023 (the “Warrants”) of the holder’s right to exercise a payment option upon consummation of the Merger with NAYA. Receipt of the waivers is a condition to the consummation of the Merger. The Waiver Solicitation is being made pursuant to a notice of waiver solicitation (the “Notice of Waiver Solicitation”) and accompanying form of waiver, which the Company is sending to the holders of the Warrants. The Notice of Waiver solicitation sets forth the terms of the Warrant Solicitation. The Waiver Solicitation is scheduled to expire at 5:00 p.m., New York City time, on November 15, 2023.

Increase in Authorized Shares

On October 13, 2023, our shareholders approved an increase to the number of our authorized shares of common stock from 6,250,000 shares to 50,000,000 shares and we filed a Certificate of Amendment to our Articles of Incorporation with the Nevada Secretary of State on such date to increase our authorized shares of common stock from 6,250,000 shares to 50,000,000 shares.

Revenue Loan and Security Agreement

On September 29, 2023, INVO, Steven Shum, as a Key Person, and our wholly-owned subsidiaries Bio X Cell, Inc, INVO CTR, Wood Violet Fertility LLC, FLOW and Orange Blossom Fertility LLC as guarantors (the “Guarantors”), entered into a Revenue Loan and Security Agreement (the “Loan Agreement”) with Decathlon Alpha V LP (the “Lender”) under which the Lender advanced a gross amount of $1,500,000 to the Company (the “RSLA Loan”). The RSLA Loan has a maturity date of June 29, 2028, is payable in fixed monthly installments, as set forth in the Loan Agreement, and may be prepaid without penalty at any time. The installments include an interest factor that varies based on when the RSLA Loan is fully repaid and is based on a minimum amount that increases from thirty five percent (35%) of the RSLA Loan principal if fully repaid in the first six months to 100% of the RSLA Loan principal if fully repaid after 30 months from the RSLA Loan’s effective date.

August 2023 Public Offering

On August 4, 2023, we, entered into securities purchase agreements (the “Purchase Agreements”) with certain institutional and other investors, pursuant to which we agreed to issue and sell to such investors in a public offering (the “August 2023 Offering”), 1,580,000 units (the “Units”) at a price of $2.85 per Unit, with each Unit consisting of (i) one share of our Common Stock (the “Shares”), and (ii) two common stock purchase warrants (the “Warrants”), each exercisable for one share of Common Stock at an exercise price of $2.85 per share. In the aggregate, in the August 2023 Offering the Company issued 1,580,000 Shares and 3,160,000 Warrants. The securities issued in the August 2023 Offering were offered pursuant to our registration statement on Form S-1 (File 333-273174) (the “Registration Statement”), initially filed by us with the Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended (the “Securities Act”), on July 7, 2023 and declared effective on August 3, 2023.

We closed the Offering on August 8, 2023, raising gross proceeds of approximately $4 million before deducting placement agent fees and other offering expenses payable by us. We used (i) $2,150,000 to fund the initial installment of the WFI purchase price (net of a $350,000 holdback) on August 10, 2023; (ii) $1,000,000 to pay Armistice the Armistice Amendment Fee (as defined below); and (iii) $139,849 to repay those certain 8% debentures issued in February 2023, plus accrued interest and fees of approximately $10,911. We are using the remaining proceeds from the August 2023 Offering for working capital and general corporate purposes.

In connection with the August 2023 Offering, on August 4, 2023, we entered into a placement agency agreement (the “Placement Agency Agreement”) with Maxim Group LLC (the “Placement Agent”), pursuant to which (i) the Placement Agent agreed to act as placement agent on a “best efforts” basis in connection with the August 2023 Offering and (ii) we agreed to pay the Placement Agent an aggregate fee equal to 7.0% of the gross proceeds raised in the August 2023 Offering and warrants to purchase up to 110,600 shares of Common Stock at an exercise price of $3.14 (the “Placement Agent Warrants”). The Placement Agent Warrants (and the shares of Common Stock issuable upon the exercise of the Placement Agent Warrants) were not registered under the Securities Act and were offered pursuant to an exemption from the registration requirements of the Securities Act provided in Section 4(a)(2) of the Securities Act and Rule 506(b) promulgated thereunder.

July 2023 Standard Merchant Cash Advance Agreement

On July 20, 2023, we entered into a Standard Merchant Cash Advance Agreement with Cedar Advance LLC (“Cedar”) under which Cedar purchased $543,750 of our receivables for a gross purchase price of $375,000 (the “Initial Advance”). We received net proceeds of $356,250. Until the purchase price is repaid, we agreed to pay Cedar $19,419.64 per week. If the Initial Advance is repaid within 30 days, then the amount payable to Cedar shall be reduced to $465,000. In addition, we granted Cedar a security interest in our accounts, including deposit accounts and accounts receivable. We used the proceeds for working capital and general corporate purposes.

On August 31, 2023, we refinanced the Initial Advance through the purchase by Cedar of $746,750 of the Company’s receivables for a gross purchase price of $515,000 (the “Refinanced Advance”). We received net cash proceeds of $134,018 after applying $390,892 towards the repayment of the Initial Advance. The new Cash Advance Agreement provides that if we repay the Refinanced Advance within 30 days then the amount payable to Cedar shall be reduced to $643,750, and if the Refinanced Amount is repaid on days 31 to 60 then the amount payable to Cedar shall be reduced to $674,650. Until the purchase price is repaid, we agreed to pay Cedar $16,594 per week. On September 29, 2023, we repaid $0.3 million of the Refinanced Advance with proceeds from the RLSA Loan (as defined below). As a result of such payment, the weekly payment was reduced to $9277.

Amendment to Armistice SPA

On July 7, 2023, we entered into an Amendment to Securities Purchase Agreement (the “Armistice Amendment”) with Armistice Capital Markets Ltd. to delete Section 4.12(a) of our March 23, 2023 Securities Purchase Agreement (the “Armistice SPA”) with Armistice pursuant to which we agreed that from March 23, 2023 until 45 days after the effective date of the Resale Registration Statement (as defined below) we would not (i) issue, enter into any agreement to issue or announce the issuance or proposed issuance of any shares of Common Stock or Common Stock Equivalents or (ii) file any registration statement or any amendment or supplement thereto, other than the prospectus supplement filed in connection with that offering and the Resale Registration Statement (the “Subsequent Equity Financing Provision”). In consideration of Armistice’s agreement to enter into the Armistice Amendment and delete the Subsequent Equity Financing Provision from the Armistice SPA, we agreed to pay Armistice a fee a $1,000,000 (the “Armistice Amendment Fee”) within two days of the closing of the August 2023 Offering. Additionally, we agreed to include a proposal in our proxy statement for our 2023 Annual Meeting of Stockholders for the purpose of obtaining the approval of the holders of a majority of our outstanding voting common stock, to effectuate the reduction of the exercise price (the “Exercise Price Reduction”) set forth in Section 2(b) of the Common Stock Purchase Warrants issued to Armistice on March 27, 2023 (the “Existing Warrants”) to the per unit public offering price of the August 2023 Offering)or $2.85), in accordance with Nasdaq Rule 5635(d) (the “Shareholder Approval”) with the recommendation of our board of directors that such proposal be approved. We also agreed to solicit proxies from our shareholders in connection therewith in the same manner as all other management proposals in such proxy statement and that all management-appointed proxyholders shall vote their proxies in favor of such proposal. Further, if we do not obtain Shareholder Approval at the first meeting, we agreed to call a meeting every six (6) months thereafter to seek Shareholder Approval until the earlier of the date Shareholder Approval is obtained or the Existing Warrants are no longer outstanding. Until such approval is obtained, the exercise price of the Existing Warrants will remain unchanged.

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

March 2023 Registered Direct Offering

On March 23, 2023, INVO entered into a securities purchase agreement (the “March Purchase Agreement”) with a certain institutional investor, pursuant to which we agreed to issue and sell to such investor (i) in a registered direct offering (the “RD Offering”), 69,000 shares of Common Stock, and a pre-funded warrant (the “Pre-Funded Warrant”) to purchase up to 115,000 shares of Common Stock, at an exercise price of $0.20 per share, and (ii) in a concurrent private placement (the “March Warrant Placement”), a common stock purchase warrant (the “March Warrant”), exercisable for an aggregate of up to 276,000 shares of Common Stock, at an exercise price of $12.60 per share. The securities to be issued in the RD Offering (priced at the marked under Nasdaq rules) were offered pursuant to our shelf registration statement on Form S-3 (File 333-255096), initially filed by us with the SEC under the Securities Act, on April 7, 2021 and declared effective on April 16, 2021. The Pre-Funded Warrant is exercisable upon issuance and will remain exercisable until all of the shares underlying the Pre-Funded Warrant are exercised in full. All Pre-Funded Warrants were exercised by the investor in June 2023.

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

On March 27, 2023, we closed the RD Offering and March Warrant Placement, raising gross proceeds of approximately $3 million before deducting placement agent fees and other offering expenses payable by us. In the event the March Warrant is fully exercised for cash, we would receive additional gross proceeds of approximately $3.5 million. We used $383,879 in proceeds to repay a portion of the convertible debenture issued in February 2023 and the remainder of the proceeds were used for working capital and general corporate purposes.

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

The notice had no immediate effect on the listing of our common stock and our common stock continued to trade on The Nasdaq Capital Market under the symbol “INVO” subject to our compliance with the other continued listing requirements.

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

On July 27, 2023, we received a letter from the Panel under which they granted our request for continued listing of Nasdaq subject to us demonstrating compliance with the Equity Rule as well as Nasdaq Listing Rule 5550(a)(2) (to maintain a minimum bid price of $1; the (“Price Rule”) on or before September 29, 2023. The Panel reserved the right to reconsider the terms of this exception based on any event, condition or circumstance that exists or develops that would, in the opinion of the Panel, make continued listing of our securities on Nasdaq inadvisable or unwarranted. In that regard, the Panel advised us that it is a requirement during the exception period we provide prompt notification of any significant events that occur during this time that may affect our compliance with Nasdaq requirements. This includes, but is not limited to, prompt advance notice of any event that may call into question our ability to meet the terms of the exception granted.

On September 27, 2023 the Panel agreed to extend the exception period from September 29, 2023 until November 20, 2023. No additional extensions for compliance under the Equity Rule may be granted by the Panel.

Notice Regarding Failure to Maintain Minimum Bid Price

On January 11, 2023, we received a letter from the staff indicating that, based upon the closing bid price of our common stock for the last 30 consecutive business days, we were not in compliance with the requirement to maintain a minimum bid price of $1.00 per share for continued listing under the Price Rule.

The notice had no immediate effect on the listing of our common stock, and our common stock continued to trade on The Nasdaq Capital Market under the symbol “INVO.”

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

On July 27, 2023, we received a letter from the Panel under which they granted our request for continued listing of Nasdaq subject to us demonstrating compliance with the Equity Rule and the Price Rule on or before September 29. 2023. On August 31, 2023, we received notice from the Panel that we had regained compliance with the Price Rule.

Results of Operations

During the first nine months of 2023, we made further progress toward our key objectives. Our three existing operational INVO Centers experienced growing revenues and improved operating results, and we advanced plans to open additional INVO Centers in the US. At the end of the second quarter, we received FDA clearance on our 510k submission, which represented a very significant milestone resulting from our multi-year effort to advance the INVOcell technology and further demonstrate its success and quality of outcomes.

On August 10, 2023, we completed a major step forward on our previously announced acquisition strategy through the closing of our first acquisition, Wisconsin Fertility Institute (“WFI”). The acquisition of WFI is expected to provide significant scale to our operations and complement our INVO Center strategy. The Madison-based fertility center primarily offers conventional IVF procedures and generated more than $5 million in revenue and approximately $1.7 million of net income based on fiscal 2022 audited results.

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

From a market strategy perspective, our commercialization efforts will continue to focus on the substantial, underserved patient population and on expanding access to advanced fertility treatments. We believe our solutions can help address the key challenges of affordability and capacity to provide care to the vast number of patients that go untreated every year. This represents the major opportunity for INVOcell and the IVC procedure it enables. The fertility industry continues to expand, and we believe our growing number of profitable clinics with successful IVC outcomes affords us strong forward-looking opportunities. We believe our INVO Center approach and our plans to implement IVC procedures in acquired clinics can help to add much needed capacity and affordability and aligns with our key mission to open access to care to the underserved patient population.

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

Comparison of the Three Months Ended September 30, 2023, and 2022

Revenue

Revenue for the three months ended September 30, 2023, was approximately $1.0 million compared to approximately $0.2 million for the three months ended September 30, 2022. Of the $1.0 million in revenue for the third quarter of 2023, approximately $0.9 million was related to clinic revenue from the consolidated Georgia JV and WFI. The increase of approximately $0.7 million, or approximately 314%, was primarily related to the acquisition of WFI.

Cost of Revenue

Cost of revenue for the three months ended September 30, 2023, was approximately $0.6 million compared to approximately $0.2 million for the three months ended September 30, 2022. The increase in our cost of revenue was primarily related to the acquisition of WFI.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2023, were approximately $1.3 million compared to approximately $2.3 million for the three months ended September 30, 2022. The decrease of approximately $1.1 million, or approximately 46%, was primarily the result of approximately $1.1 million in decreased personnel expenses and approximately $0.2 million in decreased marketing expenses, and was partially offset by a $0.1 million increase in professional fees and a $0.1 million increase in operational expenses related to WFI. Non-cash, stock-based compensation expense, which was $0.3 million in the period, compared to $0.5 million for the same period in the prior year.

Research and Development Expenses

We began to fund additional research and development (“R&D”) efforts in 2020 as part of our 5-day label expansion efforts. This effort was completed in June 2023. R&D expenses were approximately $3 thousand and $0.2 million for the three months ended September 30, 2023, and September 30, 2022, respectively.

Gain (loss) from equity investment

Loss from equity investments for the three months ended September 30, 2023, was approximately $8 thousand compared to a $21 thousand for the three months ended September 30, 2022. The decrease in loss is due to an increase in revenue from the equity method JV’s.

Interest Expense and Financing Fees

Interest expense and financing fees were approximately $0.4 million for the three months ended September 30, 2023, compared to approximately $2 thousand for the three months ended September 30, 2022. The expense in 2023 was primarily non-cash and due to the debt discount, debt issuance cost and interest from convertible notes.

Comparison of the Nine Months Ended September 30, 2023, and 2022

Revenue

Revenue for the nine months ended September 30, 2023, was approximately $1.6 million compared to approximately $0.5 million for the nine months ended September 30, 2022. Of the $1.6 million in revenue for the nine months ended September 30, 2023, $1.5 million was related to clinic revenue from the consolidated Georgia JV and WFI. The increase of approximately $1.1 million, or approximately 201%, was primarily related to increased revenue from the Georgia JV and the acquisition of WFI.

Cost of Revenue

Cost of revenue for the nine months ended September 30, 2023, was approximately $1.0 million compared to approximately $0.6 million for the nine months ended September 30, 2022. The increase in our cost of revenue was primarily related to the acquisition of WFI.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended September 30, 2023, were approximately $5.6 million compared to approximately $7.3 million for the nine months ended September 30, 2022. The decrease of approximately $1.7 million, or approximately 23%, was primarily the result of approximately $1.6 million in lower personnel expenses, approximately $0.5 million in decreased marketing expenses, and was partially offset by a $0.3 million increase in professional fees related to the acquisition of WFI and $0.1 million increase in operational expenses related to WFI. Non-cash, stock-based compensation expense, which was $1.0 million in the period, compared to $1.7 million for the same period in the prior year.

Research and Development Expenses

R&D expenses were approximately $0.2 million and $0.5 million for the nine months ended September 30, 2023, and September 30, 2022, respectively.

Loss from equity investment

Loss from equity investments for the nine months ended September 30, 2023, was approximately $32 thousand compared to $0.2 million for the nine months ended September 30, 2022. The decrease in loss is due to an increase in revenue in the equity method JV’s.

Interest Expense and Financing Fees

Interest expense and financing fees were approximately $0.7 million for the nine months ended September 30, 2023, compared to approximately $3 thousand for the nine months ended September 30, 2022. The expense in 2023 was primarily non-cash and due to the debt discount, debt issuance cost and interest from convertible notes.

Liquidity and Capital Resources

For the nine months ended September 30, 2023, and 2022, we had net losses of approximately $6.0 million and $8.1 million, respectively, and an accumulated deficit of approximately $55.8 million as of September 30, 2023. Approximately $2.1 million of the net loss was related to non-cash expenses for the nine months ended September 30, 2023, compared to $2.3 million for the nine months ended September 30, 2022. We had negative working capital of approximately $3.1 million as of September 30, 2023, compared to negative working capital of approximately $2.8 million as of December 31, 2022. As of September 30, 2023, we had stockholder’s equity of approximately $0.4 million compared to stockholder’s deficit of approximately $1.0 million as of December 31, 2022.

We have been dependent on raising capital from debt and equity financings to meet our needs for cash required to fund our operating expenses and investing activities. During the first nine months of 2023, we received net proceeds of approximately $5.7 million for the sale of our Common Stock and $3.2 million in proceeds from the sale of convertible notes. During the first nine months of 2022, we received approximately $0.3 million for the sale of Common Stock. Over the next 12 months, our plan includes opening additional INVO Centers and pursuing additional IVF clinic acquisitions. Until we can generate positive cash from operations, we will need to raise additional funding to meet our liquidity needs and to execute our business strategy. As in the past, we will seek debt and/or equity financing, which may not be available on reasonable terms, if at all.

Although our audited financial statements for the year ended December 31, 2022 were prepared under the assumption that we would continue operations as a going concern, the report of our independent registered public accounting firm that accompanies our financial statements for the year ended December 31, 2022 contains a going concern qualification in which such firm expressed substantial doubt about our ability to continue as a going concern, based on the financial statements at that time. Specifically, as noted above, we have incurred significant operating losses and we expect to continue to incur significant expenses and operating losses as we continue to develop new INVO Centers. These prior losses and expected future losses have had, and will continue to have, an adverse effect on our financial condition. If we cannot continue as a going concern, our stockholders would likely lose most or all of their investment in us.

Cash Flows

The following table shows a summary of our cash flows for the nine months ended September 30, 2023 and 2022:

	2023	2022
Cash (used in) provided by:
Operating activities	(4,040,171)	(5,599,174)
Investing activities	(2,528,169)	(89,800)
Financing activities	7,533,749	289,800

Cash Flows from Operating Activities

As of September 30, 2023, we had approximately $1.1 million in cash compared to approximately $0.3 million as of September 30, 2022. Net cash used in operating activities for the first nine months of 2023 was approximately $4.0 million, compared to approximately $5.6 million for the same period in 2022. The decrease in net cash used in operating activities was primarily due to the decrease in net loss.

Cash Flows from Investing Activities

During the nine months ended September 30, 2023, cash used in investing activities of $2.5 million was primarily related to the acquisition of WFI. During the nine months ended September 30, 2022, cash used in investing activities of approximately $0.1 million was primarily related to a loss on equity method for the JVs, payments to acquire property, plant, and equipment, as well as investment in trademarks.

Cash Flows from Financing Activities

During the nine months ended September 30, 2023, cash provided by financing activities of approximately $7.5 million was primarily related to the sale of Common Stock and convertible notes. During the nine months ended September 30, 2022, cash provided by financing activities of approximately $0.3 million primarily related to the sale of Common Stock, net of offering costs.

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

Business Acquisitions

We account for all business acquisitions at fair value and expenses acquisition costs as they are incurred. Any identifiable assets acquired and liabilities assumed are recognized and measured at their respective fair values on the acquisition date. If information about facts and circumstances existing as of the acquisition date is incomplete at the end of the reporting period in which a business acquisition occurs, we will report provisional amounts for the items for which the accounting is incomplete. The measurement period ends once we receive sufficient information to finalize the fair values; however, the period will not exceed one year from the acquisition date. Any adjustments to provisional amounts that are identified during the measurement period are recognized in the reporting period in which the adjustment amounts are determined.

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

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2023, the end of the fiscal period covered by this Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2023.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Risk factors that affect our business and financial results are discussed in Part I, Item 1A “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2022 (“Annual Report”) as filed with the SEC on April 17, 2023, as amended. Except as set forth below, there have been no material changes in our risk factors from those previously disclosed in our Annual Report. You should carefully consider the risks described in our Annual Report, which could materially affect our business, financial condition or future results. The risks described in our Annual Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results. If any of the risks actually occur, our business, financial condition, and/or results of operations could be negatively affected.

Our potential merger with NAYA Biosciences, Inc. may not close.

On October 22, 2023, INVO Bioscience, Inc., a Nevada corporation (the “Company”), INVO Merger Sub Inc., a wholly owned subsidiary of the Company and a Delaware corporation (“Merger Sub”), and NAYA Biosciences, Inc., a Delaware corporation (“NAYA”), entered into an Agreement and Plan of Merger, as amended on October 25, 2023 (collectively, the “Merger Agreement”). The completion of the Merger is subject to satisfaction or waiver of certain customary mutual closing conditions including (1) the adoption of the Merger Agreement by the stockholders of the Company and NAYA, (2) the absence of any injunction or other order issued by a court of competent jurisdiction or applicable law or legal prohibition prohibiting or making illegal the consummation of the Merger, (3) the completion of due diligence, (4) the completion of an interim private offering of shares of Company common stock at a price that is a premium to the market price of the Company common stock in an estimated amount of $5,000,000 or more of gross proceeds, (5) the aggregate of the liabilities of the Company, excluding certain specified liabilities, shall not exceed $5,000,000, (6) the receipt of waivers from any and all holders of warrants (and any other similar instruments) to securities of the Company, with respect to any fundamental transaction rights such warrant holders may have under any such warrants, (7) the continued listing of the Company common stock on NASDAQ through the effective time of the Merger and the approval for listing on NASDAQ of the shares of the Company common stock to be issued in connection with the Merger, the interim private offering, and a private offering of shares of Company common stock at a target price of $5.00 per share (subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization with respect to the Company common stock) resulting in sufficient cash available for the Company for one year of operations, as estimated by NAYA, (8) the effectiveness of a registration statement on Form S-4 to be filed by the Company pursuant to which the shares of Company common stock to be issued in connection with the Merger will be registered with the SEC, and the absence of any stop order suspending such effectiveness or proceeding for the purpose of suspending such effectiveness being pending before or threatened by the SEC, and (9) the Company shall have received customary lock-up Agreement from certain Company stockholders. In the event that we are unable to consummate our merger with NAYA, it will have a material adverse effect on our business, financial condition and results of operations.

We may not be able to successfully integrate NAYA and the Company and achieve the benefits expected to result from the merger.

The proposed merger between NAYA and the Company may present challenges to management, including the integration of the operations, and personnel of the Company and NAYA and special risks, including possible unanticipated liabilities, unanticipated integration costs and diversion of management attention.

We cannot assure you that the business of NAYA and the Company will be successfully integrated or profitably managed Even if these businesses are successfully integrated and profitably managed, we cannot assure you that, following the transaction, our business will achieve sales levels, profitability, efficiencies or synergies that justify the merger or that the merger will result in increased earnings for us in any future period.

We have been notified by Nasdaq of our failure to comply with certain continued listing requirements and, if we are unable to regain compliance with all applicable continued listing requirements and standards of Nasdaq, our common stock will be delisted from Nasdaq.

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

On May 23, 2023, we were notified by the Listing Qualifications department (the “Staff”) of Nasdaq that, based upon the Company’s non-compliance with the $2.5 million stockholders’ equity requirement for continued listing on The Nasdaq Global Market, as set forth in the Equity Rule, as of May 22, 2023, the Company’s common stock was subject to delisting from Nasdaq unless the Company timely requested a hearing before the Nasdaq Hearings Panel (the “Panel”). We requested a hearing before the Panel, which stayed any further action by Nasdaq at least until the hearing process was concluded and any extension that may be granted by the Panel has expired.

On July 6, 2023, we had our hearing before the Panel at which time we provided the Panel our plan to regain compliance under the Equity Rule. On July 27, 2023, we received a letter from the Panel under which they granted our request for continued listing of Nasdaq subject to us demonstrating compliance with the Equity Rule as well as Nasdaq Listing Rule 5550(a)(2) (to maintain a minimum bid price of $1; the “Price Rule”) on or before September 29. 2023. On September 27, 2023, the Panel agreed to extend the exception granted as a result of our hearing to demonstrate compliance with Nasdaq Listing Rule 5550(b)(1), or the Equity Rule, from September 29, 2023 until November 20, 2023. No additional extensions for compliance under the Equity Rule may be granted by the Panel. If we fail to demonstrate compliance with the Equity Rule by this date, our common stock will be delisted from Nasdaq which could have a material adverse effect on our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 21, 2023, the Company issued 17,594 shares of Common Stock upon exercise of an existing warrant on a net-exercise basis. These shares were issued pursuant to the exemption from registration provided by Section 4(a)(2) and/or 3(a)(9) of the Securities Act of 1933, as amended.

In September 2023, the Company issued 7,500 shares of Common Stock to consultants in consideration of services rendered with a fair value of $11,250. These shares were issued pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended. The Company did not receive any cash proceeds from this issuance.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 is formatted in Inline XBRL

* Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 13, 2023.

INVO Bioscience, Inc.

Date: November 13, 2023	By:	/s/ Steven Shum
Steven Shum, Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2023	By:	/s/ Andrea Goren
Andrea Goren, Chief Financial Officer
(Principal Financial and Accounting Officer)

