Form 10-K/A
period 2022-12-31
INVO Bioscience, Inc.
filed 2024-03-27
CIK 1417926

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

Explanatory Note

This Amendment No. 2 to Form 10-K (this “Amendment” or “Amendment No. 2”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2022 originally filed on April 17, 2023 (the “Original Filing”) and amended on April 27, 2023 (the “First Amendment”) by INVO Bioscience, Inc., a Nevada corporation (“INVO,” the” Company,” “we,” or “us”). We are filing this Amendment to include an updated consent of M&K CPA’s PLLC, our independent registered public accounting firm (the “Auditors”), to the incorporation in previously filed Registration Statements on Forms S-3 and S-8 Nos. 333-234230, 333-252228, 333-255096, 333-263239, and 333-269258 of its report dated April 17, 2023 of the Company relating to the audit of the consolidated financial statements as of December 31, 2022 and 2021, and for the periods then ended, including an explanatory paragraph regarding the Company’s ability to continue as a going concern, and the reference to the Auditors under the caption “Experts” in such registration statements.

In addition, Item 15 of Part IV is being amended solely to include currently dated certifications in accordance with Rule 12b-15 promulgated by the SEC under the Securities Exchange Act of 1934, as amended, with paragraphs 3, 4, and 5 omitted, since no financial statements are contained within this Amendment. Because no financial statements are contained within this Amendment, the Company is not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act 0f 2002 or any disclosures with respect to Items 307 or 308 of Regulation S-K.

Except as described above, no other changes have been made to the Original Filing or the First Amendment. The Original Filing and the First Amendment continue to speak as of the date of the Original Filing and the First Amendment, respectively, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing or the First Amendment, respectively. Accordingly, this Amendment should be read in conjunction with our Original Filing, the First Amendment, and our other filings made with the SEC subsequent to the filing of the Form 10-K.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:

3. Exhibits:

The exhibits listed in the Original Filing and the exhibits listed below in this Amendment are filed with, or incorporated by reference in, this report.

Exhibit No.	Description

23.1	Consent of M&K CPAs, PLLC.
31.5	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.6	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities ended. Exchange Act of 1934, as amended.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized on March 27, 2024.

INVO Bioscience, Inc.

Date: March 27, 2024	By:	/s/ Steven Shum
Steven Shum
Chief Executive Officer (Principal Executive Officer)