Form 10-K
period 2023-12-31
INVO Bioscience, Inc.
filed 2024-04-16
CIK 1417926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the voting stock and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter ended June 30, 2023 was $3,072,404 based upon the closing price of the registrant’s common stock of $4.00 on the NASDAQ as of that date.

The number of shares outstanding of the registrant’s common stock, $0.0001 par value, as of April 16, 2024 was 2,743,031.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2023 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2023.

FORM 10-K

INVO BIOSCIENCE, INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include, but are not limited to changes in economic conditions, legislative or regulatory changes, availability of capital, interest rates, competition, and the impact of the COVID-19 pandemic on our ability to advance our clinical programs and raise additional financing and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the Securities and Exchange Commission (“SEC”).

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

In this Annual Report on Form 10-K, INVO Bioscience, Inc. (INVO Bioscience, Inc., together with its subsidiaries, is referred to in this document as “we”, “us”, “INVO Bioscience”, “INVO”, or the “Company”), incorporates by reference certain information from parts of other documents filed with the SEC. The SEC allows us to disclose important information by referring to it in that manner. Please refer to all such information when reading this Annual Report on Form 10-K. All information is as of December 31, 2023, unless otherwise indicated. For a description of the risk factors affecting or applicable to our business, see “Risk Factors,” below.

The Company

We are a healthcare services fertility company dedicated to expanding the assisted reproductive technology (“ART”) marketplace by making fertility care more accessible and inclusive to people around the world. Our commercial strategy is primarily focused on operating fertility-focused clinics, which includes the opening of dedicated “INVO Centers” offering the INVOcell® and IVC procedure (with three centers in North America now operational) and the acquisition of US-based, profitable in vitro fertilization (“IVF”) clinics (with the first acquired in August 2023). We also continue to engage in the sale and distribution of our INVOcell technology solution into existing independently owned and operated fertility clinics. While the INVOcell remains important to our efforts, our commercial and corporate development strategy has expanded to focus more broadly on providing ART services in general through our emphasis on clinic-based operations. We anticipate furthering these activities with a focus on the acquisition of existing IVF clinics as well as on the opening of dedicated “INVO Centers” offering the INVOcell and IVC procedure.

Acquisitions:

On August 10, 2023, we consummated the first acquisition of an existing IVF clinic, the Wisconsin Fertility Institute (“WFI”). As an established and profitable clinic, the closing of the WFI acquisition more than tripled the Company’s current annual revenues and became a major part of the Company’s clinic-based operations. The acquisition is accelerating the transformation of INVO to a healthcare services company and immediately added scale and positive cash flow to the operations. It also complements the Company’s existing new-build INVO Center efforts. The Company expects to continue to pursue additional acquisitions of established and profitable existing fertility clinics as part of its ongoing strategy to accelerate overall growth.

INVOcell:

Our proprietary technology, INVOcell®, is a revolutionary medical device that allows fertilization and early embryo development to take place in vivo within the woman’s body. This treatment solution is the world’s first intravaginal culture technique for the incubation of oocytes and sperm during fertilization and early embryo development. This technique, designated as “IVC”, provides patients with a more natural, intimate, and more affordable experience in comparison to other ART treatments. We believe the IVC procedure can deliver comparable results at a lower cost than traditional IVF and is a significantly more effective treatment than intrauterine insemination (“IUI”).

Unlike IVF where the oocytes and sperm develop into embryos in an expensive laboratory incubator, the INVOcell allows fertilization and early embryo development to take place in the woman’s body. The IVC procedure can provide benefits, including the following:

●	Reducing expensive and time-consuming lab procedures, helping clinics and doctors to increase patient capacity and reduce costs;
●	Providing a natural, stable incubation environment;
●	Offering a more personal, intimate experience in creating a baby; and
●	Reducing the risk of errors and wrong embryo transfers.

In both current utilization of the INVOcell, and in clinical studies, the IVC procedure has demonstrated equivalent pregnancy success and live birth rates as IVF.

Recent Developments

NAYA Biosciences Merger Agreement

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

Immediately following the effective time of the Merger, Dr. Daniel Teper, NAYA’s current chairman and chief executive officer, will be named chairman and chief executive officer of the Company, and the board of directors will be comprised of at least nine (9) directors, of which (i) one shall be Steven Shum, INVO’s current chief executive officer, and (ii) eight shall be identified by NAYA, of which seven (7) shall be independent directors.

The completion of the Merger is subject to satisfaction or waiver of certain customary mutual closing conditions, including (1) the adoption of the Merger Agreement by the stockholders of the Company and NAYA, (2) the absence of any injunction or other order issued by a court of competent jurisdiction or applicable law or legal prohibition prohibiting or making illegal the consummation of the Merger, (3) the completion of due diligence, (4) the completion of a private sale of the Company’s preferred stock at a price per share of $5.00 per share, in a private offering resulting in an amount equal to at least $2,000,000 of gross proceeds to INVO in the aggregate, plus an additional amount as may be required prior to closing of the Merger to be determined in good faith by the parties to adequately support INVO’s fertility business activities per an agreed forecast of INVO, as well as for a period of twelve (12) months post-Closing including a catch-up on INVO’s past due accrued payables still outstanding (the “Interim PIPE”), (5) the aggregate of the liabilities of the Company, excluding certain specified liabilities, shall not exceed $5,000,000, (6) the receipt of waivers from any and all holders of warrants (and any other similar instruments) to securities of the Company, with respect to any fundamental transaction rights such warrant holders may have under any such warrants, (7) the continued listing of the Company common stock on NASDAQ through the effective time of the Merger and the approval for listing on NASDAQ of the shares of the Company common stock to be issued in connection with the Merger, the interim private offering, and a private offering of shares of Company common stock at a target price of $5.00 per share (subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization with respect to the Company common stock) resulting in sufficient cash available for the Company for one year of operations, as estimated by NAYA, (8) the effectiveness of a registration statement on Form S-4 to be filed by the Company pursuant to which the shares of Company common stock to be issued in connection with the Merger will be registered with the SEC, and the absence of any stop order suspending such effectiveness or proceeding for the purpose of suspending such effectiveness being pending before or threatened by the SEC, and (9) the Company shall have received customary lock-up Agreement from certain Company stockholders. The obligation of each party to consummate the Merger is also conditioned upon (1) the other party having performed in all material respects its obligations under the Merger Agreement and (2) the other party’s representations and warranties in the Merger Agreement being true and correct (subject to certain materiality qualifiers); provided, however, that these conditions, other than with respects to certain representations and warranties, will be deemed waived by the Company upon the closing of the interim private offering.

The Merger Agreement contains termination rights for each of the Company and NAYA, including, among others: (1) if the consummation of the Merger does not occur on or before December 31, 2023 (the “End Date”) (which has since been extended to April 30, 20204), except that any party whose material breach of the Merger Agreement caused or was the primary contributing factor that resulted in the failure of the Merger to be consummated on or before the End Date, (2) if any governmental authority has enacted any law or order making illegal, permanently enjoining, or otherwise permanently prohibiting the consummation of the Merger, and (3) if the required vote of the stockholders of either the Company or NAYA has not been obtained. The Merger Agreement contains additional termination rights for NAYA, including, among others: (1) if the Company materially breaches its non-solicitation obligations or fails to take all action necessary to hold a stockholder meeting to approve the transactions contemplated by the Merger Agreement, (2) if the aggregate of the liabilities of the Company, excluding certain specified liabilities, exceed $5,000,000, (3) if NAYA determines that the due diligence contingency will not be satisfied by October 26, 2023, (4) if NAYA determines that the Company has experienced a material adverse effect, or (5) the Company material breaches any representation, warranty, covenant, or agreement such that the conditions to closing would not be satisfied and such breach is incapable of being cured, unless such breach is caused by NAYA’s failure to perform or comply with any of the covenants, agreements, or conditions hereof to be performed or complied with by it prior to the closing.

If all of NAYA’s conditions to closing are satisfied or waived and NAYA fails to consummate the Merger, NAYA would be required to pay the Company a termination fee of $1,000,000. If all of the Company’s conditions to closing conditions are satisfied or waived and the Company fails to consummate the Merger, the Company would be required to pay NAYA a termination fee of $1,000,000.

On December 27, 2023, the Company entered into second amendment (“Second Amendment”) to the Merger Agreement. Pursuant to the Second Amendment, the parties agreed to extend the End Date to April 30, 2024. The parties further agreed to modify the closing condition for the Interim PIPE from a private offering of shares of Company common stock at a price that is a premium to the market price of the Company common stock in an estimated amount of $5,000,000 or more of gross proceeds to a private offering of the Company’s preferred stock at a price per share of $5.00 per share in an amount equal to at least $2,000,000 to the Company, plus an additional amount as may be required prior to closing of the Merger to be determined in good faith by the parties to adequately support the Company’s fertility business activities per an agreed forecast, as well as for a period of twelve (12) months post-closing including a catch-up on the Company’s past due accrued payables still outstanding. The parties further agreed to the following schedule (the “Minimum Interim Pipe Schedule”) for the initial $2,000,000: (1) $500,000 no later than December 29, 2023, (2) $500,000 no later than January 19, 2024, (3) $500,000 no later than February 2, 2024, and (4) $500,000 no later than February 16, 2024. The parties also further agreed to modify the covenant of the parties regarding the Interim PIPE to require NAYA to consummate the Interim PIPE before the closing of the Merger; provided, however, if the Company does not receive the initial gross proceeds pursuant to the Minimum Interim Pipe Schedule, the Company shall be free to secure funding from third parties to make up for short falls on reasonable terms under SEC and Nasdaq regulations.

NAYA Securities Purchase Agreement

On December 29, 2023, the Company entered into a securities purchase agreement (the “SPA”) with NAYA for NAYA’s purchase of 1,000,000 shares of the Company’s Series A Preferred Stock at a purchase price of $5.00 per share. The parties agreed that NAYA’s purchases will be made in tranches in accordance with the Minimum Interim Pipe Schedule. The SPA contains customary representations, warranties and covenants of the Company and NAYA.

On January 4, 2024, the Company and NAYA closed on 100,000 shares of Series A Preferred Stock in the first tranche of this private offering for gross proceeds of $500,000. On Apil 15, 2024, the Company and NAYA closed on additional 61,200 shares of Series A Preferred Stock for additional gross proceeds of $306,000.

Wisconsin Fertility Institute Acquisition

On August 10, 2023, INVO, through Wood Violet Fertility LLC, a Delaware limited liability company (“WVF”) and wholly owned subsidiary of INVO CTR, consummated its acquisition of WFI for a combined purchase price of $10 million, of which $2.5 million was paid on the closing date (net cash paid was $2,150,000 after a $350,000 holdback) plus assumption of the inter-company loan owed by WFRSA (as defined below) in the amount of $528,756. The remaining three installments of $2.5 million each will be paid on the subsequent three anniversaries of closing. The sellers have the option to take all or a portion of the final three installments in shares of INVO common stock valued at $125.00, $181.80, and $285.80, for the second, third, and final installments, respectively.

WFI is comprised of (a) a medical practice, Wisconsin Fertility and Reproductive Surgery Associates, S.C., a Wisconsin professional service corporation d/b/a Wisconsin Fertility Institute (“WFRSA”), and (b) a laboratory services company, Fertility Labs of Wisconsin, LLC, a Wisconsin limited liability company (“FLOW”). WFRSA owns, operates, and manages WFI’s fertility practice that provides direct treatment to patients focused on fertility, gynecology, and obstetrics care and surgical procedures, and employs physicians and other healthcare providers to deliver such services and procedures. FLOW provides WFRSA with related laboratory services.

INVO purchased the non-medical assets of WFRSA and one hundred percent of FLOW’s membership interests. WVF and WFRSA entered into a management services agreement pursuant to which WFRSA outsourced all its non-medical activities to WVF.

FirstFire Securities Purchase Agreement

On April 5, 2024, the Company entered into a purchase agreement (the “FirstFire Purchase Agreement”) with FirstFire Global Opportunities Fund, LLC (“FirstFire”), pursuant to which FirstFire agreed to purchase, and the Company agreed to issue and sell, (i) a promissory note with an aggregate principal amount of $275,000.00, which is convertible into shares of the Company’s common stock, according to the terms, conditions, and limitations outlined in the note (the “FirstFire Note”), (ii) a warrant (the “First Warrant”) to purchase 229,167 shares (the “First Warrant Shares”) of the Company’s common stock at an exercise price of $1.20 per share, (iii) a warrant (the “Second Warrant”) to purchase 500,000 shares (the “Second Warrant Shares”) of common stock at an exercise price of $0.01 issued to FirstFire, and (iv) 50,000 shares of common stock (the “Commitment Shares”), for a purchase price of $250,000. Carter, Terry, & Company, Inc. acted as placement agent for the transaction, for which it received a cash fee of $25,000. The proceeds are being used for working capital and general corporate purposes.

Among other limitations, the total cumulative number of shares of common stock that may be issued to FirstFire under the FirstFire Purchase Agreement may not exceed the requirements of Nasdaq Listing Rule 5635(d), except that such limitation will not apply in the event the Company obtains stockholder approval of the shares of common stock to be issued under the Purchase Agreement, if necessary, in accordance with the requirements of Nasdaq Listing Rule 5635(d). The Company has agreed to hold a meeting for the purpose of obtaining this stockholder approval within nine (9) months of the date of the FirstFire Purchase Agreement.

The FirstFire Purchase Agreement contains customary representations, warranties, and covenants by each of the Company and FirstFire. Among other covenants of the parties, the Company granted FirstFire the right to participate in any subsequent placement of securities until the earlier of eighteen (18) months after the date of the FirstFire Purchase Agreement or extinguishment of the FirstFire Note. The Company has also granted customary “piggy-back” registration rights to FirstFire with respect to the shares of common stock underlying the FirstFire Note (the “Conversion Shares”), the First Warrant Shares, the Second Warrant Shares, and the Commitment Shares. FirstFire has covenanted not to cause or engage in any short selling of shares of common stock until the FirstFire Note is fully repaid.

The following sets forth the material terms of the FirstFire Note, the First Warrant, and the Second Warrant.

FirstFire Note

Interest and Maturity. The FirstFire Note carries an interest rate of twelve percent (12%) per annum, with the first twelve months of interest, amounting to $33,000.00, guaranteed, and fully earned as of the issue date. The maturity date of the FirstFire Note is twelve (12) months from the issue date, at which point the Principal Amount, together with any accrued and unpaid interest and other fees, shall be due and payable to the holder of the FirstFire Note.

Conversion. The holder of the FirstFire Note is entitled to convert any portion of the outstanding and unpaid principal amount and accrued interest into Conversion Shares at a conversion price of $1.00 per share, subject to adjustment. The FirstFire Note may not be converted and Conversion Shares may not be issued under the FirstFire Note if, after giving effect to the conversion or issuance, the holder together with its affiliates would beneficially own in excess of 4.99% of the outstanding common stock. In addition to the beneficial ownership limitations in the FirstFire Note, the number of shares of common stock that may be issued under the FirstFire Note, the First Warrant, the Second Warrant, and under the FirstFire Purchase Agreement (including the Commitment Shares) is limited to 19.99% of the outstanding common stock as of April 5, 2024 (the “Exchange Cap”, which is equal to 523,344 shares of common stock, subject to adjustment as described in the FirstFire Purchase Agreement), unless stockholder approval is obtained by the Company to issue more than the Exchange Cap. The Exchange Cap shall be appropriately adjusted for any reorganization, recapitalization, non-cash dividend, stock split, reverse stock split or other similar transaction.

Prepayment. The Company may prepay the FirstFire Note at any time in whole or in part by paying a sum of money equal to 110% of the sum of the principal amount to be redeemed plus the accrued and unpaid interest.

Future Proceeds. While any portion of the FirstFire Note is outstanding, if the Company receives cash proceeds of more than $1,500,000 from any source or series of related or unrelated sources, or more than $1,000,000 from any public offering (the “Minimum Threshold”), the Company shall, within one (1) business day of Company’s receipt of such proceeds, inform FirstFire of such receipt, following which FirstFire shall have the right in its sole discretion to require the Company to immediately apply up to 100% of all proceeds received by the Company above the Minimum Threshold to repay the outstanding amounts owed under the FirstFire Note.

Covenants. The Company is subject to various covenants that restrict its ability to, among other things, declare dividends, make certain investments, sell assets outside the ordinary course of business, or enter into transactions with affiliates, thereby ensuring the Company operational and financial activities are conducted in a manner that prioritizes the repayment of the FirstFire Note.

Events of Default. The FirstFire Note outlines specific events of default and provides FirstFire certain rights and remedies in such events, including but not limited to the acceleration of the FirstFire Note’s due date and a requirement for the Company to pay a default amount. Specific events that constitute a default under the FirstFire Note include, but are not limited to, failure to pay principal or interest when due, breaches of covenants or agreements, bankruptcy or insolvency events, and a failure to comply with the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Upon an event of default, the FirstFire Note becomes immediately due and payable, and the Borrower is subject to a default sum as stipulated.

The FirstFire Note is subject to, and governed by, the terms and conditions of the FirstFire Purchase Agreement.

First Warrant

The First Warrant grants the holder thereof the right to purchase up to 229,167 shares of common stock at an exercise price of $1.20 per share.

Exercisability. The First Warrant is be immediately exercisable and will expire five years from the issuance date. The First Warrant is exercisable, at the option of the holder, in whole or in part, by delivering to the Company a duly executed exercise notice and, at any time a registration statement registering the issuance of the First Warrant Shares under the Securities Act of 1933, as amended (the “Securities Act”) is effective and available for the issuance of such First Warrant Shares, or an exemption from registration under the Securities Act is available for the issuance of such First Warrant Shares, by payment in full in immediately available funds for the number of First Warrant Shares purchased upon such exercise. If a registration statement registering the issuance of the First Warrant Shares underlying the First Warrant under the Securities Act is not effective or available, the holder may, in its sole discretion, elect to exercise the First Warrant through a cashless exercise, in which case the holder would receive upon such exercise the net number of First Warrant Shares determined according to the formula set forth in the First Warrant.

Exercise Limitation. A holder will not have the right to exercise any portion of the First Warrant if the holder (together with its affiliates) would beneficially own in excess of 4.99% of the number of shares of the common stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of the First Warrant.

Trading Market Regulation. Until the Company has obtained stockholder approval of the FirstFire Purchase Agreement and the issuance of the securities issued pursuant thereto, the Company may not issue any First Warrant Shares upon the exercise of the First Warrants if the issuance of such First Warrant Shares, (taken together with the issuance of any shares held by or issuable to the holder under the FirstFire Purchase Agreement or any other agreement with the Company) would exceed the aggregate number of shares which the Company may issue without breaching 523,344 shares (19.9% of the Company’s outstanding common stock) or any of the Company’s obligations under the rules or regulations of Nasdaq.

Exercise Price Adjustment. Subject to the aforementioned limitations, the exercise price of the First Warrant is subject to appropriate adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the common stock, upon any distributions of assets, including cash, stock or other property to our stockholders, and if we issue additional shares of common stock at a price per share that is less than the exercise price then in effect.

Fundamental Transactions. The Company shall not enter into or be a party to a fundamental transaction unless the successor entity assumes all obligations of the Company under the First Warrant and other transaction documents. Upon consummation of a fundamental transaction, then the successor entity will succeed to, and be substituted for the Company, and may exercise every right and power that the Company may exercise and will assume all of the Company’s obligations under the First Warrant with the same effect as if such successor entity had been named in the First Warrant itself.

Rights as a Stockholder. Except as otherwise provided in the First Warrant or by virtue of such holder’s ownership of shares of common stock, the holder of the First Warrant will not have the rights or privileges of a holder of common stock, including any voting rights, until the holder exercises the First Warrant.

Second Warrant

The Second Warrant grants the holder thereof the right to purchase up to 500,000 shares of common stock at an exercise price of $0.01 per share.

Exercisability. The Second Warrant will only become exercisable on the specific Triggering Event Date, which is the date that an Event of Default occurs under the Note, and will expire five years from such date. The Second Warrant includes a ‘Returnable Warrant’ clause, providing that the Second Warrant shall be cancelled and returned to the Company if the Note is fully extinguished before any Triggering Event Date. The Second Warrant will be exercisable, at the option of each holder, in whole or in part by delivering to the Company a duly executed exercise notice and, at any time a registration statement registering the issuance of the Second Warrant Shares under the Securities Act is effective and available for the issuance of such Second Warrant Shares, or an exemption from registration under the Securities Act is available for the issuance of such shares, by payment in full in immediately available funds for the number of Second Warrant Shares purchased upon such exercise. If a registration statement registering the issuance of Second Warrant Shares under the Securities Act is not effective or available, the holder may, in its sole discretion, elect to exercise the Second Warrant through a cashless exercise, in which case the holder would receive upon such exercise the net number of Second Warrant Shares determined according to the formula set forth in the warrant.

Exercise Limitation. A holder will not have the right to exercise any portion of the Second Warrant if the holder (together with its affiliates) would beneficially own in excess of 4.99% of the number of shares of the common stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of the Second Warrant.

Trading Market Regulation. Until the Company has obtained stockholder approval of the FirstFire Purchase Agreement and the issuance of the securities issued pursuant thereto, the Company may not issue any Second Warrant Shares upon the exercise of the Second Warrants if the issuance of such Second Warrant Shares, (taken together with the issuance of any shares held by or issuable to the holder under the FirstFire Purchase Agreement or any other agreement with the Company) would exceed the aggregate number of shares which the Company may issue without breaching 523,344 shares (19.9% of the Company’s outstanding common stock) or any of the Company’s obligations under the rules or regulations of Nasdaq.

Exercise Price Adjustment. Subject to the aforementioned limitations, the exercise price of the Second Warrant is subject to appropriate adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the common stock, upon any distributions of assets, including cash, stock or other property to our stockholders, and if we issue additional shares of common stock at a price per share that is less than the exercise price then in effect.

Fundamental Transactions. The Company shall not enter into or be a party to a fundamental transaction unless the successor entity assumes all obligations of the Company under the Second Warrant and other transaction documents. Upon consummation of a fundamental transaction, then the successor entity will succeed to, and be substituted for the Company, and may exercise every right and power that the Company may exercise and will assume all of the Company’s obligations under the Second Warrant with the same effect as if such successor entity had been named in the Second Warrant itself.

Rights as a Stockholder. Except as otherwise provided in the Second Warrant or by virtue of such holder’s ownership of shares of common stock, the holder of the Second Warrant will not have the rights or privileges of a holder of common stock, including any voting rights, until the holder exercises the Second Warrant.

Triton Purchase Agreement

On March 27, 2024, the Company entered into a purchase agreement (the “Triton Purchase Agreement”) with Triton Funds LP (“Triton”), pursuant to which the Company agreed to sell, and Triton agreed to purchase, upon the Company’s request in one or more transactions, up to 1,000,000 shares of the Company’s common stock, par value $0.0001 per share, providing aggregate gross proceeds to the Company of up to $850,000. Triton will purchase the shares of common stock under the Triton Purchase Agreement at the price of $0.85 per share. The purchase agreement expires upon the earlier of the sale of all 1,000,000 shares of the Company’s common stock or December 31, 2024.

Among other limitations, unless otherwise agreed upon by Triton, each individual sale of shares of common stock will be limited to no more than the number of shares of common stock that would result in the direct or indirect beneficial ownership by Triton of more than 9.99% of the then-outstanding shares of common stock. In addition, the total cumulative number of shares of common stock that may be issued to Triton under the Triton Purchase Agreement may not exceed the requirements of Nasdaq Listing Rule 5635(d), except that such limitation will not apply in the event the Company obtains stockholder approval of the shares of common stock to be issued under the Triton Purchase Agreement, if necessary, in accordance with the requirements of Nasdaq Listing Rule 5635(d).

The Triton Purchase Agreement provides that the Company will file a prospectus supplement (the “Prospectus Supplement”) to its Registration Statement on Form S-3, which was declared effective on April 16, 2021 (File No. 333-255096) (the “Base Registration Statement”), covering the offering and sale of the shares of common stock to Triton pursuant to the Triton Purchase Agreement. Triton’s obligation to purchase shares of common stock under the Triton Purchase Agreement is conditioned upon, among other things, the filing of the Prospectus Supplement and the Base Registration Statement remaining effective.

The Triton Purchase Agreement contains customary representations, warranties, and covenants by each of the Company and Triton. Actual sales of shares of common stock to Triton will depend on a variety of factors to be determined by the Company from time to time, including, among others, market conditions, the trading price of the common stock and determinations by the Company as to the appropriate sources of funding for the Company and its operations. Triton has no right to require any sales of shares of common stock by the Company but is obligated to make purchases of shares of common stock from the Company from time to time, pursuant to directions from the Company, in accordance with the Triton Purchase Agreement. During the term of the Triton Purchase Agreement, Triton has covenanted not to cause or engage in any short selling of shares of common stock.

On March 27, 2024, the Company sold to Triton private placement warrants to purchase up to 1,000,000 shares of our common stock at an exercise price of $2.00 per share.

On March 27, 2024, the Company delivered a purchase notice for 260,000 shares of common stock. The Company’s common stock traded below the purchase price following the date of the purchase notice, giving Triton the right to return to the Company any of the 260,000 shares. Triton notified the Company that it will return 185,000 shares to the Company and closed the purchase of 75,000 shares pursuant to the Triton Purchase Agreement.

Future Receipts Agreement

On February 26, 2024, the Company finalized an Agreement for the Purchase and Sale of Future Receipts (the “Future Receipts Agreement”) with a buyer (the “Buyer”) under which the Buyer purchased $344,925 of our future sales for a gross purchase price of $236,250. The Company received net proceeds of $225,000. Until the purchase price has been repaid, the Company agreed to pay the Buyer $13,797 per week.

Convertible Note Extension

In January and March 2023, the Company issued $410,000 of convertible notes (the “Convertible Notes”) with a maturity date of December 31, 2023. The Convertible Notes were issued with fixed conversion prices of $10.00 (for the $275,000 issued in January 2023) and $12.00 (for the $135,000 issued in March 2023) and (ii) 5-year warrants (the “Q1 2023 Warrants”) to purchase 19,375 shares of common stock at an exercise price of $20.00.

The Convertible Notes may be amended with the written consent of the Company and the holders of a majority of the outstanding principal of the Convertible Notes (the “Required Holders”); provided that, no such amendment, without the written consent of each Convertible Note holder, may (i) reduce the principal amount or interest rate or change the method of computation of interest (including with respect to the amount of cash) in the Convertible Notes, (ii) change the percentage of the outstanding principal amount of the Convertible Notes required to consent to any such amendment or (iii) amend Section 9 (Modifications) of the Convertible Note.

As of December 27, 2023, the Company secured written consent by the Required Holders for the Convertible Note maturity date to be extended to June 30, 2024. As an incentive for the Required Holders to approve the extension, the Company agreed to lower both the Convertible Note fixed conversion price and the Q1 2023 Warrant exercise price to $2.25. The maturity date extension and the conversion and exercise price reduction applies to all Convertible Notes.

Share Exchange

On November 28, 2023, INVO announced that it had received a notice from The Nasdaq Stock Market, LLC (“Nasdaq”), dated November 22, 2023, informing INVO that it has regained compliance with Nasdaq’s Listing Rule 5550(b)(1) (the “Equity Rule”) for continued listing on The Nasdaq Capital Market, as INVOs stockholders’ equity met or exceeded $2,500,000. INVO will be subject to a mandatory panel monitor for a period of one year from the date of the notification.

On November 19, 2023, the Company entered into a share exchange agreement (the “Share Exchange Agreement”) with Cytovia Therapeutics Holdings, Inc., a Delaware corporation (“Cytovia”) for Cytovia’s acquisition of 1,200,000 shares of the Company’s newly designated Series B Preferred Stock in exchange for 163,637 shares of common stock of NAYA held by Cytovia valued at $6,000,000 (the “Share Exchange”). On November 20, 2023, the Company and Cytovia closed on the exchange of shares.

As a result of the exchange and based on the reduction in net loss demonstrated in the Company’s Form 10-Q for the quarter ended September 30, 2023, the ongoing and further expected reduction in certain operating costs, including the end of research and development expenses related to securing FDA clearance for the INVOcell label update, and profits from the operations of our previously-acquired clinic, Wisconsin Fertility Institute, the Company’s stockholders’ equity was sufficient to maintain its Nasdaq listing.

As part of the year end of fiscal 2023 audit process, and after considering all available evidence to evaluate the realizable value of its investment in the NAYA shares, including the financial condition and near-term prospects of NAYA, the lack of marketability of the shares, and delays experienced with the interim funding commitments by NAYA, the Company determined that it could not provide sufficient support to value the NAYA shares at $6 million and instead valued the shares at $2,172,000, the quoted market value of INVO’s common shares underlying the convertible preferred.

Waiver Solicitation

On November 9, 2023, the Company announced that we had commenced a solicitation of waivers (the “Waiver Solicitation”) from holders of our common stock purchase warrants dated August 8, 2023 (the “August Warrants”) of the holder’s right to exercise a payment option upon consummation of the Merger. Receipt of the waivers is a condition to the consummation of the Merger. The Waiver Solicitation was being made pursuant to a notice of waiver solicitation (the “Notice of Waiver Solicitation”) and accompanying form of waiver, which the Company sent to the holders of the August Warrants. The Notice of Waiver solicitation sets forth the terms of the Warrant Solicitation. As of today, the Company has secured signed waivers from approximately 87.5% of the August Warrant holders.

On November 13, 2023, the Company announced our intention to commence an exchange offer to all holders of the August Warrants to exchange shares of INVO’s common stock for each warrant tendered. The Company expects to file a Schedule TO in advance of the Merger, at which time it will commence an exchange offer for the August Warrants that will be open for no less than 20 business days and will expire two trading days after the closing of the Merger.

Under the terms of the proposed exchange offer, warrant holders will have the opportunity to exchange each warrant held for a number of shares of common stock equal to the quotient of $2.25 per warrant divided by the closing price of INVO’s common stock on the date of closing of the Merger.

These terms and conditions of the exchange offer will be described in an offer to exchange and related letter of transmittal that will be sent to August Warrant holders shortly after commencement of the exchange offer. The exchange offer will be subject to the closing of the Merger agreement with NAYA. Tenders of warrants must be made prior to the expiration of the exchange offer period.

Increase in Authorized Shares

On October 13, 2023, our stockholders approved an increase to the number of our authorized shares of common stock from 6,250,000 shares to 50,000,000 shares and we filed a Certificate of Amendment to our Articles of Incorporation with the Nevada Secretary of State on such date to increase our authorized shares of common stock from 6,250,000 shares to 50,000,000 shares.

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

August 2023 Public Offering

On August 4, 2023, we, entered into securities purchase agreements (the “Purchase Agreements”) with certain institutional and other investors, pursuant to which we agreed to issue and sell to such investors in a public offering (the “August 2023 Offering”), 1,580,000 units (the “Units”) at a price of $2.85 per Unit, with each Unit consisting of (i) one share of our common stock (the “Shares”), and (ii) two common stock purchase warrants (the “Warrants”), each exercisable for one share of Common Stock at an exercise price of $2.85 per share. In the aggregate, in the August 2023 Offering the Company issued 1,580,000 Shares and 3,160,000 Warrants. The securities issued in the August 2023 Offering were offered pursuant to our registration statement on Form S-1 (File 333-273174) (the “Registration Statement”), initially filed by us with the SEC under the Securities Act, on July 7, 2023 and declared effective on August 3, 2023.

We closed the Offering on August 8, 2023, raising gross proceeds of approximately $4 million before deducting placement agent fees and other offering expenses payable by us. We used(i) $2,150,000 to fund the initial installment of the WFI purchase price (net of a $350,000 holdback) on August 10, 2023; (ii) $1,000,000 to pay Armistice the Armistice Amendment Fee(as defined below); and (iii) $139,849 to repay those certain 8% debentures issued in February 2023, plus accrued interest and fees of approximately $10,911. We are using the remaining proceeds from the August 2023 Offering for working capital and general corporate purposes.

In connection with the August 2023 Offering, on August 4, 2023, we entered into a placement agency agreement (the “Placement Agency Agreement”) with Maxim Group LLC (“Maxim”), pursuant to which (i) Maxim agreed to act as placement agent on a “best efforts” basis in connection with the August 2023 Offering and (ii) we agreed to pay Maxim an aggregate fee equal to 7.0% of the gross proceeds raised in the August 2023 Offering and warrants to purchase up to 110,600 shares of common stock at an exercise price of $3.14 (the “Placement Agent Warrants”). The Placement Agent Warrants (and the shares of common stock issuable upon the exercise of the Placement Agent Warrants) were not registered under the Securities Act and were offered pursuant to an exemption from the registration requirements of the Securities Act provided in Section 4(a)(2) of the Securities Act and Rule 506(b) promulgated thereunder.

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

Amendment to Armistice SPA

On July 7, 2023, we entered into an Amendment to Securities Purchase Agreement (the “Armistice Amendment”) with Armistice Capital Markets Ltd. to delete Section 4.12(a) of our March 23, 2023 Securities Purchase Agreement (the “Armistice SPA”) with Armistice pursuant to which we agreed that from March 23, 2023 until 45 days after the effective date of the Resale Registration Statement (as defined below) we would not (i) issue, enter into any agreement to issue or announce the issuance or proposed issuance of any shares of common stock or Common Stock Equivalents or (ii) file any registration statement or any amendment or supplement thereto, other than the prospectus supplement filed in connection with that offering and the Resale Registration Statement (the “Subsequent Equity Financing Provision”). In consideration of Armistice’s agreement to enter into the Armistice Amendment and delete the Subsequent Equity Financing Provision from the Armistice SPA, we agreed to pay Armistice a fee a $1,000,000 (the “Armistice Amendment Fee”) within two days of the closing of the August 2023 Offering. Additionally, we agreed to include a proposal in our proxy statement for our 2023 Annual Meeting of Stockholders for the purpose of obtaining the approval of the holders of a majority of our outstanding voting common stock, to effectuate the reduction of the exercise price (the “Exercise Price Reduction”) set forth in Section 2(b) of the Common Stock Purchase Warrants issued to Armistice on March 27, 2023 (the “Existing Warrants”) to the per unit public offering price of the August 2023 Offering (or $2.85), in accordance with Nasdaq Rule 5635(d) (the “Stockholder Approval”) with the recommendation of our board of directors that such proposal be approved. We also agreed to solicit proxies from our stockholders in connection therewith in the same manner as all other management proposals in such proxy statement and that all management-appointed proxyholders shall vote their proxies in favor of such proposal. Further, if we did not obtain Stockholder Approval at the first meeting, we agreed to call a meeting every six (6) months thereafter to seek Stockholder Approval until the earlier of the date Stockholder Approval is obtained or the Existing Warrants are no longer outstanding. Until such approval was obtained, the exercise price of the Existing Warrants will remain unchanged.

On December 26, 2023, INVO held its 2023 annual meeting of stockholders (the “2023 Annual Meeting”) whereby INVO’s stockholders voted on and approved the Exercise Price Reduction.

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

On March 27, 2023, we closed the RD Offering and March Warrant Placement, raising gross proceeds of approximately $3 million before deducting placement agent fees and other offering expenses payable by us. If the March Warrant is fully exercised for cash, we would receive additional gross proceeds of approximately $3.5 million. We used $383,879 in proceeds to repay a portion of the convertible debenture issued in February 2023 and the remainder of the proceeds were used for working capital and general corporate purposes.

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

On July 27, 2023, we received a letter from the Panel under which they granted our request for continued listing of Nasdaq subject to us demonstrating compliance with the Equity Rule as well as Nasdaq Listing Rule 5550(a)(2) (to maintain a minimum bid price of $1 (the “Price Rule”)) on or before September 29, 2023. The Panel reserved the right to reconsider the terms of this exception based on any event, condition, or circumstance that exists or develops that would, in the opinion of the Panel, make continued listing of our securities on Nasdaq inadvisable or unwarranted. In that regard, the Panel advised us that it is a requirement during the exception period we provide prompt notification of any significant events that occur during this time that may affect our compliance with Nasdaq requirements. This includes, but is not limited to, prompt advance notice of any event that may call into question our ability to meet the terms of the exception granted.

On September 27, 2023 the Panel agreed to extend the exception period from September 29, 2023 until November 20, 2023. No additional extensions for compliance under the Equity Rule may be granted by the Panel.

On November 19, 2023, the Company entered into the Share Exchange Agreement with Cytovia for Cytovia’s acquisition of 1,200,000 shares of the Company’s newly designated Series B Preferred Stock in exchange for 163,637 shares of common stock of NAYA held by Cytovia valued at $6,000,000 (the “Share Exchange”). On November 20, 2023, the Company and Cytovia closed on the Share Exchange.

As a result of the Share Exchange and based on the reduction in net loss demonstrated in the Company’s Form 10-Q for the quarter ended September 30, 2023, the ongoing and further expected reduction in certain operating costs, including the end of research and development expenses related to securing FDA clearance for the INVOcell label update, and profits from the operations of our previously-acquired clinic, Wisconsin Fertility Institute, the Company believed its stockholders’ equity was sufficient to maintain its Nasdaq listing.

As part of the year end of fiscal 2023 audit process, and after considering all available evidence to evaluate the realizable value of its investment in the NAYA shares, including the financial condition and near-term prospects of NAYA, the lack of marketability of the shares, and delays experienced with the interim funding commitments by NAYA, the Company determined that it could not provide sufficient support to value the NAYA shares at $6 million and instead valued the shares at $2,172,000, the quoted market value of INVO’s common shares underlying the convertible preferred.

On November 22, 2023, the Company received a letter from Nasdaq confirming that the Company had regained compliance with the Equity Rule. The letter further stated that in application of Listing Rule 5815(d)(4)(B), the Company would be subject to a mandatory panel monitor for a period of one year from the date of the letter. If, within that one-year period, the Staff finds the Company again out of compliance with the Equity Rule, notwithstanding Rule 5810(c)(2), the Company will not be permitted to provide the Staff with a plan of compliance with respect to that deficiency and Staff will not be permitted to grant additional time for the Company to regain compliance with respect to that deficiency, nor will the company be afforded an applicable cure or compliance period pursuant to Rule 5810(c)(3). Instead, the Staff would issue a “delist determination letter” and the Company would have an opportunity to request a new hearing with the initial Panel or a newly convened hearings panel if the initial Panel is unavailable. The Company would have the opportunity to respond/present to the hearings panel as provided by Listing Rule 5815(d)(4)(C). The Company’s securities may be at that time delisted from Nasdaq.

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

We were unable to regain compliance by July 10, 2023 and accordingly on July 11, 2023, we received a notice from the Staff that, based upon our non-compliance with the minimum bid price requirement set forth in the Price Rule 5550(a)(2), the Panel will consider such non-compliance in its decision regarding the Company’s continued listing on Nasdaq. We presented our plan to regain compliance with the minimum bid price requirement at our hearing with the Panel on July 6, 2023.

On July 27, 2023, we received a letter from the Panel under which they granted our request for continued listing of Nasdaq subject to us demonstrating compliance with the Equity Rule and the Price Rule on or before September 29. 2023. On August 31, 2023, we received notice from the Panel that we had regained compliance with the Price Rule.

Operations

We operate with a core internal team that oversees our clinic operations as well as handles the INVOcell distribution part of the business. Each of our clinics are staffed with the necessary personnel to manage day-to-day operations at each clinic. Our most critical management and leadership functions are carried out by our core management team. We outsource certain other operational functions in order to help reduce fixed internal overhead needs and costs and in-house capital equipment requirements. For the INVOcell device, we have contracted out the manufacturing, assembly, packaging, labeling, and sterilization to a medical manufacturing company and a sterilization specialist to perform the gamma sterilization process.

To date, we have completed a series of important steps in the successful development and manufacturing of the INVOcell device:

●	Manufacturing: We are ISO 13485:2016 certified and manage all aspects of production and manufacturing with qualified suppliers. Our key suppliers, which include NextPhase Medical Devices and Casco Bay Molding, have been steadfast partners since our company first began and can provide us with virtually an unlimited capability to support our growth objectives, with all manufacturing performed in the New England region of the U.S.
●	Raw Materials: All raw materials utilized for the INVOcell are medical grade and commonly used in medical devices (e.g., medical grade silicone, medical grade plastic). Our principal molded component suppliers, Casco Bay Molding and R.E.C. Manufacturing Corporation are well-established companies in the molding industry and are either ISO 13485 or ISO 9001 certified. The molded components are supplied to our contract manufacturer for assembly and packaging of the INVOcell system. The contract manufacturer is ISO 13485 certified, and U.S. Food & Drug Administration (“FDA”) registered.
●	CE Mark: INVO Bioscience received the CE Mark in October 2019. The CE Mark permits the sale of devices in Europe, Australia and other countries that recognize the CE Mark, subject to local registration requirements.
●	US Marketing Clearance: The safety and efficacy of the INVOcell has been demonstrated and cleared for marketing and use by the FDA in November 2015.
●	Clinical: In June 2023 we received FDA 510(k) clearance to expand the labeling on the INVOcell device and its indication for use to provide for a 5-day incubation period. The data supporting the expanded 5-day incubation clearance demonstrated improved patient outcomes.

Employees

As of December 31, 2023, we had twenty-five full time and five part time employees, of which thirteen full time and five part time employees were employed by our wholly owned subsidiary for operations at WFI. We also engage consultants to further support our operations.

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

In the United States, infertility affects an estimated 10%-15% of the couples of childbearing-age, according to the American Society of Reproductive Medicine (2017). According to the Centers for Disease Control (“CDC”), there are approximately 6.7 million women with impaired fertility. Based on 2021 data from the CDC’s National ART Surveillance System, approximately 413,000 IVF cycles were performed at 453 IVF centers, leaving the U.S. with a large, underserved patient population, similar to most markets around the world.

As part of its expanded corporate expansion efforts, the Company has incorporated an acquisition strategy to the business. The Company estimates that there are approximately 80 to 100 established owner-operated IVF clinics that may represent suitable acquisitions as part of this additional commercial effort.

Competitive Advantages of INVOcell

While our commercial efforts have expanded to clinic services within the ART market, we also continue to believe that our INVOcell device, and the IVC procedure it enables, have the following key advantages:

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

The IVC procedure is currently being offered at several IVF clinics at a price range of $5,000 - $11,000 per cycle and from $4,500 to $7,000 at the existing INVO Centers, thereby making it more affordable than conventional IVF (which tends to average $11,000 to $15,000 per cycle or higher).

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

INVOcell Sales and Marketing

Our approach to marketing INVOcell is focused on identifying partners within targeted geographic regions that we believe can best support our efforts to expand access to advanced fertility treatment for the large number of underserved infertile people hoping to have a baby. We believe that the INVOcell-based IVC procedure is an effective and affordable treatment option that greatly reduces the need for more expensive IVF lab facilities and allows providers to pass on related savings to patients without compromising efficacy. We have been cleared to sell the INVOcell in the United States since November 2015 after receiving de novo class II clearance from the FDA. We also received 510k clearance in 2023 for an expanded use of INVOcell related to the incubation time. Our primary focus over the past two years has been on establishing INVO Centers in the U.S. and abroad to promote the INVOcell and the IVC procedure and acquiring existing U.S.-based IVF clinics where we can integrate the INVOcell. While we continue selling the INVOcell directly to IVF clinics and via distributors and other partners around the world, we have transitioned INVO from being a medical device company to one that is mostly focused on providing fertility services.

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

The following table sets forth a list of our current international distribution agreements:

INVOcell Registration
Market	Distribution Partner	Date	Initial Term	Status in Country

Mexico (a)	Positib Fertility, S.A. de C.V.	Sept 2020	TBD	Completed
Malaysia	iDS Medical Systems	Nov 2020	3-year	Completed
Pakistan	Galaxy Pharma	Dec 2020	1-year	In process
Thailand	IVF Envimed Co., Ltd.	April 2021	1-year	Completed
Sudan	Quality Medicines, Cosmetics & Medical Equipment Import	Sept 2020	1-year	In process
Ethiopia	Quality Medicines, Cosmetics & Medical Equipment Import	Sept 2020	1-year	In process
Uganda	Quality Medicines, Cosmetics & Medical Equipment Import	Sept 2020	1-year	Not required
Nigeria	G-Systems Limited	Sept 2020	5-year	Completed
Iran	Tasnim Behboud	Dec 2020	1-year	Completed
Sri Lanka	Alsonic Limited	July 2021	1-year	On hold
China	Onesky Holdings Limited	May 2022	5-year	In process

(a)	Our Mexico JV. Please note that the registration is temporarily in the name of Proveedora de Equipos y Productos, S.A. de C.V. and will be transferred to Positib Fertility as soon as practicable.

Investment in Joint Ventures and Partnerships

As part of our commercialization strategy, we entered into a number of joint ventures and partnerships designed to establish new INVO Centers.

The following table sets forth a list of our current joint venture arrangements:

Affiliate Name	Country	Percent (%) Ownership

HRCFG INVO, LLC	United States	50%
Bloom Invo, LLC	United States	40%
Positib Fertility, S.A. de C.V.	Mexico	33%

Alabama JV Agreement

On March 10, 2021, our wholly owned subsidiary, INVO Centers, LLC (“INVO CTR”) entered into a limited liability company agreement with HRCFG, LLC (“HRCFG”) to form a joint venture for the purpose of establishing an INVO Center in Birmingham, Alabama. The name of the joint venture LLC is HRCFG INVO, LLC (the “Alabama JV”). The responsibilities of HRCFG’s principals include providing clinical practice expertise, performing recruitment functions, providing all necessary training, and providing day-to-day management of the clinic. The responsibilities of INVO CTR include providing certain funding to the Alabama JV and providing access to and being the exclusive provider of the INVOcell to the Alabama JV. INVO CTR will also perform all required, industry-specific compliance and accreditation functions, and product documentation for product registration.

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

The Mexico JV opened to patients on November 1, 2021.

During the fourth quarter of 2023, our Mexico JV partner informed us that the primary physician onsite had resigned. We have elected to impair the investment at year end 2023 in this JV due to the uncertainty and possibility that we may offer reduced services or suspend operations.

Terminated JV Agreements

As of May 15, 2023, our joint venture agreements to establish INVO Centers in the Republic of North Macedonia and in the Bay Area of California were terminated due to lack of progress.

Competition

Our fertility clinics, within their own local markets, compete with other local fertility clinics largely on the basis of reputation, quality of patient care, and general pricing. Each of our INVOcell centers (in Alabama and Georgia) as well as our newly acquired IVF clinic in Wisconsin have at least 2 or more competing fertility clinics within a 25 mile radius.

The fertility treatment regimens with whom the INVOcell and IVC procedure compete when infertile people, in conjunction with their physician, are choosing the treatment method include drug-only stimulation, IUI, and conventional IVF. The fertility industry is highly competitive and characterized by long-standing well-entrenched procedures as well as technological improvements. Our INVOcell enables the first new advanced treatment alternative in over forty years. We face competition from all ART practitioners and device manufacturers. To date, most advancements in the ART market have been limited to incremental improvements to the various products designed to simply support conventional IVF.

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

Government Regulation

In November 2015, FDA granted our petition for de novo classification of the INVOcell. The INVOcell is intended for use in preparing, holding, and transferring human gametes or embryos during IVC procedure with or without intra-cytoplasmic sperm injection fertilization (“ICSI”). The special controls include clinical and non-clinical performance testing, biocompatibility, sterility and shelf-life testing, and labeling. These special controls also apply to competing products that seek 510(k) clearance under the classification regulation for IVC systems, including our own 510(k) effort to expand the labeling on INVOcell from a 3-day incubation period to up to a 5-day incubation period. In June 2023, we received FDA 510(k) clearance to expand the labeling on the INVOcell device and its indication for use to provide for a 5-day incubation period.

We are subject to country specific regulations in most of the foreign countries where our products are sold. Many of the regulations applicable to our products in such countries are similar to those of the FDA. The national health or regulatory organizations of certain countries require that our products be qualified before they can be marketed in those countries. Many of the countries we are targeting either do not have a formal approval process of their own or will rely on either FDA clearance or the European approval, the CE mark – although many of these countries also require specific registration processes in order to list the INVOcell and make it available for sale.

With our CE marking, we have the necessary regulatory authority to distribute our product, after registration, in the European Economic Area (i.e., the Europe Union, the European Free Trade Association, Australia, and New Zealand). In addition, we will have the ability to market in various parts of the Middle East, Asia and South America. Every country has different country-specific regulatory and registration requirements, and we have begun or completed registrations in a number of countries. In general, we are registering the product based on the size of the market and our ability to service it given our resources as well as based on interest received from, and the execution of, agreements with distribution and joint venture partners.

We may be subject to healthcare fraud, waste, and abuse regulation and enforcement by the federal government and the governments in the states and foreign countries in which we might conduct our business. The federal laws and many state laws generally apply only to entities or individuals that provide items or services for which payment may be made under a government healthcare program. These include laws that prohibit the following:

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

We are subject to the requirements of the Health Insurance Portability and Accountability Act of 1996, the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH Act”), and related implementing regulations (together, “HIPAA”). Under HIPAA, the Company must have in place administrative, physical, and technical standards to guard against the misuse of individually identifiable health information. In the ordinary course of our business as a Business Associate, and with INVO Centers, as a Covered Entity, we may use, collect, and store sensitive data, including protected health information (“PHI”). We face risks relative to protecting this critical information, including loss of access risk, inappropriate disclosure risk, inappropriate modification risk, and the risk of being unable to adequately monitor our controls. Our information technology and infrastructure may be vulnerable to attacks by hackers or viruses or breached due to employee error, malfeasance, or other disruptions. Failure to comply with HIPAA, including through a breach of PHI, could result in penalties and sanctions, and materially harm our business.

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

Our portfolio of U.S. registered trademarks includes the following:

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

●	Our financial situation creates doubt whether we will continue as a going concern.
●	We will need to raise additional funding, which may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate operations.
●	Even if we can raise additional funding, we may be required to do so on terms that are dilutive to you.
●	Our potential merger with NAYA Biosciences, Inc. may not close.
●	We may not be able to successfully integrate NAYA and the Company and achieve the benefits expected to result from the merger.
●	We may not be able to successfully integrate the Wisconsin Fertility Institute into INVO Bioscience and achieve the benefits expected to result from the acquisition.
●	If we fail to make the required $7.5 million in additional payments for the Wisconsin Fertility acquisition, our business would be adversely affected.
●	We may incur debt financing to provide the cash proceeds necessary to make the required $7.5 million in additional payments for the Wisconsin Fertility acquisition. If we were unable to service any such debt, our business would be adversely affected.
●	Our business has posted net operating losses, has a limited operating history, and needs additional capital to grow and finance its operations.
●	Our existing INVO Centers were established as joint ventures with medical partners. Future INVO Centers may also be established as joint ventures. These joint ventures will be important to our business. If we are unable to maintain any of these joint ventures, or if they are not successful, our business could be adversely affected.
●	Our business is subject to significant competition.
●	We are subject to risks associated with doing business globally.
●	We need to manage growth in operations, and we may not be successful in implementing our growth strategy.
●	We may not be successful at pursuing our acquisition strategy.
●	We may not be successful at managing clinics.
●	Our products incorporate intellectual property rights developed by us that may be difficult to protect or may be found to infringe on the rights of others.
●	We may be forced to defend our intellectual property rights from infringement through expensive legal action.
●	We face potential liability as a provider of a medical device. These risks may be heightened in the area of artificial reproduction.
●	We may not be able to develop or continue our business if we fail to retain key personnel.
●	We are subject to significant domestic and international governmental regulations.
●	The FDA regulatory review process is expensive, time-consuming and uncertain, and the failure to obtain and maintain required regulatory clearances and approvals could prevent us from commercializing our products.
●	We are subject to continuing regulation by the FDA, and failure to comply may materially harm our business.
●	Our products are generally subject to regulatory requirements in foreign countries in which we sell those products. We will be required to expend significant resources to obtain regulatory approvals or clearances of our products, and there may be delays and uncertainty in obtaining those approvals or clearances.
●	If third-party payers do not provide adequate coverage and reimbursement for INVOcell and the IVC procedure, we may be unable to generate significant revenue.
●	We are subject to risks relating to federal and state healthcare fraud, waste, and abuse laws.
●	We are subject to requirements of the Health Insurance Portability and Accountability Act of 1996, the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH Act”), and related implementing regulations (together, “HIPAA”), and failure to comply, including through a breach of protected health information (“PHI”) could materially harm our business.
●	We may be subject to risks related to changes in laws regarding abortion, which can affect how a fertility clinic must treat and handle embryos
●	We have been notified by Nasdaq that the Company will be subject to Mandatory Panel Monitoring until November 22, 2024. During this period, if the Company does not maintain compliance with the Equity rule, then we will not be permitted additional time to regain compliance and would be delisted.
●	Our shares of common stock are thinly traded, and the price may not reflect our value; there can be no assurance that there will be an active market for our shares now or in the future.
●	We do not expect to pay any dividends to shareholders.
●	Our revenue and operating results could fluctuate significantly from quarter to quarter, which may cause our stock price to decline.
●	We may have difficulty raising the necessary capital to fund operations and the required $7.5 million in additional payments for the Wisconsin Fertility acquisition because of the thin market and market price volatility for our shares of common stock.
●	Shareholders may be diluted significantly through our efforts to obtain financing and from issuance of additional shares of our common stock, including such issuances of shares for services.
●	Failure to comply with internal control attestation requirements could lead to loss of public confidence in our consolidated financial statements and negatively impact our stock price.

Risks Related to our Financial Condition and our Need For Additional Capital

Our financial situation creates doubt whether we will continue as a going concern.

From the inception of our consolidated subsidiary BioXcell Inc. on January 5, 2007, through December 31, 2023, we had an accumulated net loss of $57.5 million. There can be no assurances that we will be able to achieve a level of revenues adequate to generate sufficient cash flow from operations or additional financing through private placements, public offerings and/or bank financings necessary to support our working capital requirements. To the extent that funds generated from any private placements, public offerings, and/or bank financing are insufficient, we will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on acceptable terms. These conditions raise substantial doubt about our ability to continue as a going concern. If adequate working capital is not available, we may be forced to discontinue operations, which would cause investors to lose their entire investment.

We will need to raise additional funding, which may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate operations.

We do not expect that our current cash position will be sufficient to fund our current operations for the next 12 months. Our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, government or other third-party funding or a combination of these approaches. Raising funds in the current economic environment may present additional challenges. Even if we believe we have raised or generated sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations.

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

Risks Relating to Our Potential Merger with NAYA Biosciences, Inc.

The Merger may be completed even if the Interim PIPE or the Closing PIPE are not completed.

The parties have agreed to use their commercially reasonable efforts to raise capital for the combined company privately through the Interim PIPE and the Closing PIPE. It is a condition of closing the Merger that the Interim PIPE has been consummated, but the consummation of the Closing PIPE is not a condition to closing. Moreover, the parties can mutually agree to waive the Interim PIPE as a condition to closing the Merger. If the parties are unable to consummate the Interim PIPE or the Closing PIPE and the Merger closes, the combined company may be inadequately capitalized upon the closing of the Merger, in which case the combined company would need to raise additional capital. Such capital may not be available to the combined company on terms acceptable to the combined company, or at all.

Because the price of INVO’s common stock has fluctuated and will continue to fluctuate, INVO’s stockholders cannot be certain, at the time they vote on the Merger, of the value of the Merger consideration they will receive or the value of the INVO common stock they will give up.

Upon completion of the Merger, each share of NAYA common stock outstanding immediately prior to the Closing will be converted into the right to receive 7.33333 shares of INVO common stock (subject to adjustment as set forth in the Merger Agreement). Prior to closing, INVO’s stock price my fluctuate due to a variety of factors, including, among others, general market and economic conditions, changes in INVO’s and NAYA’s respective businesses, operations and prospects, market assessments of the likelihood that the Merger will be completed, the timing of the Merger and regulatory considerations. Many of these factors are beyond INVO’s and NAYA’s control. There is no guarantee that INVO stockholders will receive market value for their shares of INVO common stock following the Merger in accordance with the Exchange Ratio.

After completion of the Merger, INVO stockholders will have a significantly lower ownership and voting interest in INVO (or NAYA following the Merger) than they currently have in INVO, and will exercise less influence over management.

It is expected that, after completion of the Merger, former INVO stockholders will own approximately own 12% of INVO. The Series B Common Stock that NAYA is issuing to INVO in the Merger has voting rights that provide the holder of such shares to voting rights that have the right to ten (10) votes per share of Class B Common Stock held of record by such holder. Consequently, current INVO stockholders will have significantly less influence over the management and policies of INVO following the Merger than they currently have over the management and policies of INVO prior to the Merger.

The market price of INVO common stock after the Merger may be affected by factors different from those affecting the market price of INVO common stock currently.

Upon completion of the Merger, holders of INVO common stock will become holders of NAYA’s business. The overall business composition and asset mix of INVO, along with its liabilities and potential exposures, differs from that of INVO in certain important respects, and accordingly, the results of operations of INVO after the Merger, as well as the market price of INVO common stock, may be affected by factors different from those currently affecting the results of operations of INVO.

If the Merger is not completed, the trading price of INVO common stock and its future business and financial results may be negatively impacted.

As noted below, the conditions to the completion of the Merger may not be satisfied, and under certain circumstances the Merger Agreement may be terminated. If the Merger is not completed for any reason, INVO may be subject to a number of risks, including the following:

●	Delisting from the Nasdaq Capital Market;

●	INVO remaining liable for significant transaction costs;

●	the focus of management of INVO having been diverted from seeking other potential opportunities without realizing any benefits of the Merger;

●	INVO experiencing negative reactions from their respective customers, suppliers, regulators, and employees;

the price of INVO common stock declining significantly from current market prices if such prices reflect an assumption that the Merger will be completed; and

●	failure to complete the Merger may result in INVO paying a termination fee to NAYA and could harm the common stock price of INVO its future business and operations.

The Merger is subject to various closing conditions, including receipt of governmental approvals and other uncertainties and there can be no assurances as to whether and when it may be completed.

The completion of the Merger is subject to a number of closing conditions, many of which are not within INVO’s control, and failure to satisfy such conditions may prevent, delay, or otherwise materially adversely affect the completion of the transaction. It also is possible that a change, event, fact, effect or circumstance that could lead to a material adverse effect on either party may occur, which may result in the other party not being obligated to complete the Merger. INVO cannot predict with certainty whether and when any of the required closing conditions will be satisfied or if an uncertainty resulting in a material adverse effect on INVO may arise. If an event occurs delaying or preventing the Merger, such delay or failure to complete the Merger may cause uncertainty or other negative consequences that may materially and adversely affect INVO’s business, financial performance, and operating results and the price per share for INVO’s common stock. There can be no assurance that the conditions to the Merger will be satisfied in a timely manner or at all. If conditions are not met or are incapable of being met, INVO and/or NAYA may be entitled to terminate the Merger Agreement.

The Merger may be completed on terms different than those contained in the Merger Agreement.

Prior to the completion of the Merger, the parties may, by their mutual agreement, amend or alter the terms of the Merger Agreement, including with respect to, among other things, the merger consideration to be received by NAYA’s or INVO’s stockholders or any covenants or agreements with respect to the parties’ respective operations pending completion of the Merger. In addition, either party may choose to waive certain requirements of the Merger Agreement, including some conditions to closing the Merger. Subject to applicable law, any such amendments, alterations or waivers may have negative consequences to the other parties or their respective stockholders, including the possibility that consideration paid in the Merger may be reduced.

Following the Merger, the composition of directors and officers of INVO will be materially different than the composition of the current INVO directors and officers.

Upon completion of the Merger, the composition of directors and officers of INVO following the Merger will be different than the current composition of INVO’s directors and officers. The INVO board of directors currently consists of five directors. If approved by the stockholders, there will be nine directors of INVO upon closing of the Merger, including eight directors chosen by NAYA. With a different composition of directors and officers for INVO following the Merger, the management and direction of INVO following Merger will likely be different than the current management and direction of the company prior to the Merger. This may also result in new business plans and growth strategies as well as divergences from or alterations to existing ones at INVO prior to the Merger. Any new business plans or growth strategies implemented by the new composition of directors and officers or any divergences from or alternations to existing business plans and strategies, if unsuccessful, may lead to material unanticipated problems, expenses, liabilities, competitive responses, loss of customer and other business relationships, and an adverse impact on operations and financial results.

The Merger may not qualify as either a “reorganization” within the meaning of Section 368(a) of the Code or a non-taxable exchange within the meaning of Section 351(a) of the Code for U.S. federal income tax purposes, resulting in recognition of taxable gain or loss by NAYA stockholders in respect of their NAYA common stock.

Subject to qualifications and limitations, the Merger is intended to qualify as a “reorganization” within the meaning of Section 368(a) of the Code, and/or a non-taxable exchange of shares of NAYA common stock for shares of INVO common stock within the meaning of Section 351(a) of the Code, and an NAYA U.S. holder will not recognize gain or loss for U.S. federal income tax purposes upon the receipt of shares of INVO common stock in exchange for shares of NAYA common stock in the Merger.

However, NAYA has not sought and does not intend to seek a ruling from the IRS regarding the intended tax treatment of the Merger. Consequently, there can be no assurance that the IRS will not challenge the intended tax treatment of the Merger and, if challenged, that a court would not sustain the IRS’ position. In the event that the Merger does not qualify as either a “reorganization” within the meaning of Section 368(a) of the Code or as a non-taxable exchange within the meaning of Section 351(a) of the Code, each NAYA U.S. holder would recognize gain or loss upon the exchange of shares of NAYA common stock for INVO common stock in the Merger are equal to the difference between the fair market value of the shares of INVO common stock received in exchange for the shares of NAYA common stock and such NAYA U.S. holder’s adjusted tax basis in the shares of NAYA common stock surrendered. Each NAYA stockholder is urged to consult with his, her, or its own tax advisor with respect to the tax consequences of the Merger.

The Merger may not close.

The completion of the Merger is subject to satisfaction or waiver of certain customary mutual closing conditions including (1) the adoption of the Merger Agreement by the stockholders of the Company and NAYA, (2) the absence of any injunction or other order issued by a court of competent jurisdiction or applicable law or legal prohibition prohibiting or making illegal the consummation of the Merger, (3) the completion of due diligence, (4) the completion of the Interim PIPE, (5) the aggregate of the liabilities of the Company, excluding certain specified liabilities, shall not exceed $5,000,000, (6) the receipt of waivers from any and all holders of warrants (and any other similar instruments) to securities of the Company, with respect to any fundamental transaction rights such warrant holders may have under any such warrants, (7) the continued listing of the Company common stock on NASDAQ through the effective time of the Merger and the approval for listing on NASDAQ of the shares of the Company common stock to be issued in connection with the Merger, the interim private offering, and a private offering of shares of Company common stock at a target price of $5.00 per share (subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization with respect to the Company common stock) resulting in sufficient cash available for the Company for one year of operations, as estimated by NAYA, (8) the effectiveness of this registration statement on Form S-4 pursuant to which the shares of Company common stock to be issued in connection with the Merger will be registered with the SEC, and the absence of any stop order suspending such effectiveness or proceeding for the purpose of suspending such effectiveness being pending before or threatened by the SEC, and (9) the Company shall have received customary lock-up Agreement from certain Company stockholders. In the event that the Merger is not consummated, it will have a material adverse effect on the business, financial condition and results of operations of the Company and NAYA.

We may not be able to successfully integrate NAYA and the Company and achieve the benefits expected to result from the Merger.

The Merger may present challenges to management, including the integration of the operations, and personnel of the Company and NAYA and special risks, including possible unanticipated liabilities, unanticipated integration costs and diversion of management attention.

We cannot assure you that the business of NAYA and the Company will be successfully integrated or profitably managed. Even if these businesses are successfully integrated and profitably managed, we cannot assure you that, following the transaction, our business will achieve sales levels, profitability, efficiencies or synergies that justify the Merger or that the Merger will result in increased earnings for us in any future period.

Risks Related to the Acquisition of Wisconsin Fertility Institute

We may not be able to successfully integrate Wisconsin Fertility into INVO and achieve the benefits expected to result from the acquisition.

The acquisition of Wisconsin Fertility may present challenges to management, including the integration of the operations, and personnel of INVO and Wisconsin Fertility and special risks, including possible unanticipated liabilities, unanticipated integration costs and diversion of management attention.

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

If we fail to make the required $7.5 million in additional payments required in our acquisition of Wisconsin Fertility, our business would be adversely affected.

Following closing of our acquisition of the Wisconsin Fertility business, we are required to make additional payments of approximately $7.5 million, which payments are secured the sellers having a lien on the assets purchased to acquire Wisconsin Fertility. If we default on our additional payment obligations to the sellers of Wisconsin Fertility, such sellers could exercise their rights and remedies under acquisition agreements, which could include seizing the assets sold to us to acquire Wisconsin Fertility. Any such action would have a material adverse effect on our business and prospects.

We may incur debt additional financing to provide the cash proceeds necessary to make the required $7.5 million in additional payments for the Wisconsin Fertility acquisition. If we were unable to service any such debt, our business would be adversely affected.

In order to finance our acquisition of Wisconsin Fertility, we secured debt financing and may look to raise additional debt proceeds. The current debt financing requires us to pledge all or substantially all of our assets as collateral. If we were unable to satisfy any such debt obligation or fail to pay such debt obligations in a timely fashion, we would be in default under such debt financing agreement and such lender could exercise its rights and remedies under such debt financing agreements, which could include seizing all of our assets. Any such action would have a material adverse effect on our business and prospects.

Risks Relating to Our Business

Our business has posted net operating losses, has a limited operating history, and needs additional capital to grow and finance its operations.

From the inception of our consolidated subsidiary BioXcell Inc. on January 5, 2007, through December 31, 2023, we had an accumulated net loss of $57.8 million. We have a limited operating history and are essentially an early-stage operation. We will continue to be dependent on having access to additional new capital or generating positive operating cash flow primarily through increased device sales and the development of our INVO Centers in order to finance the growth of our operations. Continued net operating losses together with limited working capital make investing in our common stock a high-risk proposal. Our limited operating history may make it difficult for management to provide effective insight into future activities, marketing costs, and customer acquisition and retention. This could lead to INVO missing targets for the achievement of profitability, which could negatively affect the value of your investment.

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

Our operations, both inside and outside the United States, are subject to risks inherent in conducting business globally and under the laws, regulations and customs of various jurisdictions and geographies. Our operations outside the United States are subject to special risks and restrictions, including, without limitation, the following: fluctuations in currency values and foreign-currency exchange rates; exchange control regulations; changes in local political or economic conditions; governmental pricing directives; import and trade restrictions; import or export licensing requirements and trade policy; restrictions on the ability to repatriate funds; and other potentially detrimental domestic and foreign governmental practices or policies affecting U.S. companies doing business abroad, including the U.S. Foreign Corrupt Practices Act and the trade sanctions laws and regulations administered by the U.S. Department of the Treasury’s Office of Foreign Assets Control. Acts of terror or war may impair our ability to operate in particular countries or regions and may impede the flow of goods and services between countries. Customers in weakened economies may be unable to purchase our products, or it could become more expensive for them to purchase imported products in their local currency, or sell at competitive prices, and we may be unable to collect receivables from such customers. Further, changes in exchange rates may affect our net earnings, the book value of our assets outside the United States and our stockholders’ equity. Failure to comply with the laws and regulations that affect our global operations could have an adverse effect on our business, financial condition or results of operations.

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

We may not be successful at pursuing our acquisition strategy.

In 2022, we commenced an acquisition strategy targeting existing, smaller IVF clinics in the United States to accelerate our growth. While we have acquired Wisconsin Fertility, and while we believe that there are in excess of 80 other clinics in the United States that may be suitable acquisition targets, we may not have any further success in identifying or pursuing additional acquisition candidates. If suitable acquisition targets are identified, we may not be able to negotiate terms of acquisition or obtain financing to fund such acquisitions.

We may not be successful at managing clinics.

Our management team has limited experience in managing fertility clinics. We seek to retain experienced personnel to provide clinical practice expertise, perform recruitment functions, provide necessary training, and provide day-to-day management of our clinics. We may not be successful in retaining such personnel, integrating such personnel into our operations, or otherwise successfully manage clinics that we have acquired or may acquire in the future.

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

Our customers are expecting that our products will perform as marketed and in accordance with industrial standards. We rely on third-party manufacturing companies and their packaging processes in connection with the production of our products. A failure to maintain product quality standards in accordance with our customer’s expectations could result in the loss of demand for our products. Additionally, delays or quality lapses in our production lines could result in substantial economic losses to us. Although we believe that our current quality control procedures adequately address these risks, there can be no assurance that we will not experience occasional or systemic quality lapses in our manufacturing and service operations. Currently, we have limited manufacturing capabilities as we rely on a single manufacturing provider regarding our production process. If our manufacturer is unable to produce an adequate supply of products at appropriate quality levels, our growth could be limited, and our business may be harmed. If we experience significant or prolonged disturbance in our quality standards, our business and reputation may be harmed, which may result in the loss of customers, our inability to participate in future customer product opportunities and reduced revenue and earnings.

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

We intend to distribute our INVOcell product internationally with all sales, domestic and international, in U.S. dollars. As a result, our operations could be impacted by fluctuations in currency exchange rates, although we attempt to mitigate such risk by invoicing only in U.S. dollars. In spite of this, our operations may still be negatively impacted by foreign currency exchange rates in the event the U.S. dollar strengthens and the local currency where the product is being sold weakens. If such international patients are unable to afford the associated increase costs, international doctors and clinics may not be able to offer the INVOcell and IVC procedure. As we expand our international footprint with joint ventures, these joint ventures will likely have a functional currency based on their location and as a result, if we are required to consolidate these financial results it may create currency fluctuations. Additionally, as an international business we may be susceptible to adverse foreign currency fluctuations unconnected to the U.S. dollar.

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

We anticipate that eventually international sales will account for a meaningful part of our revenue. We will experience additional risks associated with international sales, including the following:

●	political and economic instability;
●	export controls;
●	changes in international legal and regulatory requirements;
●	United States and foreign government policy changes affecting the product marketability; and
●	changes in tax laws, duties and tariffs.

Any of these factors could have a material adverse effect on our business, results of operations and financial condition. From 2011 through 2023, we sold products in certain international markets mainly through independent distributors, and we anticipate maintaining a similar sales strategy along with our recent joint venture activity for the foreseeable future. If a distributor fails to meet annual sales goals, we may be required to obtain a replacement distributor, which may be costly and difficult to identify. Additionally, a change in our distributors may increase costs and create a substantial disruption in our operations, resulting in loss of revenue.

We are susceptible to cybersecurity breaches and cyber-related fraud.

We depend on information technology (“IT”) systems, networks, and services, encompassing internet sites, data hosting and processing facilities, as well as hardware (including laptops and mobile devices), along with software and technical applications and platforms. Some of these are overseen, hosted, supplied, and/or utilized by third parties or their vendors, supporting us in the administration of our business.

The escalation of IT security threats and the increasing sophistication of cyber-crime pose a potential hazard to the security of our IT systems, networks, and services, as well as to the confidentiality, availability, and integrity of our data. Should the IT systems, networks, or service providers we rely on encounter malfunctions or if we experience a loss or disclosure of sensitive information due to various causes such as catastrophic events, power outages, or security breaches, and our business continuity plans fail to address these issues promptly, we could face disruptions in managing operations. This may result in reputational, competitive, and/or business harm, potentially adversely impacting our business operations and financial condition. Furthermore, such incidents could lead to the unauthorized disclosure of critical confidential information, causing financial and reputational damage due to the loss or misappropriation of confidential information belonging to us, our partners, employees, customers, suppliers, or consumers. In such scenarios, significant financial and other resources might be required to rectify the damage caused by a security breach or to repair and replace networks and IT systems.

In addition, in the ordinary course of our business, we may use, collect, and store sensitive data, including personal health information. We face risks relative to protecting this critical information, including loss of access risk, inappropriate disclosure risk, inappropriate modification risk, and the risk of being unable to adequately monitor our controls. Our information technology and infrastructure may be vulnerable to attacks by hackers or viruses or breached due to employee error, malfeasance, or other disruptions. Any such breach or interruption could compromise our networks and the information stored there could be accessed by unauthorized parties, publicly disclosed, lost or stolen. Any such access, disclosure, or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, such as HIPAA, and regulatory penalties. There is no guarantee that we can continue to protect our systems from breach. Unauthorized access, loss, or dissemination could also disrupt our operations.

Risks Related to Our Industry

We are subject to significant domestic and international governmental regulation.

Our business is heavily regulated domestically in the United States and internationally. In the United States the FDA, and other federal, state and local authorities, implement various regulations that subject us to civil and criminal penalties, including cessation of operations and recall of products distributed, if we fail to comply. Any such actions could severely curtail our sales and business reputation. In addition, additional restrictive laws, regulations or interpretations could be adopted, making compliance with such regulations more difficult or expensive. While we devote substantial resources to ensure our compliance with laws and regulations, we cannot completely eliminate the risk that we may be found non-compliant with applicable legal and regulatory requirements.

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

If the FDA or any foreign regulatory entity determines that our promotional materials or training constitute promotion of an off-label use, it could request that we modify our training or promotional materials or subject us to regulatory or enforcement actions. These enforcement actions could include, for example, a warning letter or untitled letter, injunction, seizure, civil fine or criminal penalties. We cannot, however, prevent a physician from using the INVOcell off-label, when in the physician’s independent professional medical judgement, the physician deems it appropriate. There may be increased risk of injury to patients if physicians attempt to use the INVOcell off-label, or the INVOcell may not be as effective, which could harm our reputation.

If we fail to comply with the FDA’s Quality System Regulation (“QSR”) or comparable EU requirements, the FDA or EU competent authorities could take various enforcement actions, including suspending our FDA clearance to market, withdrawal of our EU CE Certificate or halting our manufacturing operations, and our business would suffer.

In the United States, as a manufacturer of a medical device, we are required to demonstrate and maintain compliance with the FDA’s QSR. The QSR covers the methods and documentation of the design, testing, control, manufacturing, labeling, quality assurance, packaging, storage, and distribution of medical devices. The FDA enforces the QSR through periodic inspections and unannounced “for cause” inspections. Outside the United States, our products and operations are also required to comply with national requirements where the product is sold and also standards set by industrial standards bodies, such as the International Organization for Standardization. Foreign regulatory bodies may evaluate our products or the testing that our products undergo against these standards. The specific standards, types of evaluation and scope of review differ among foreign regulatory bodies. Our failure to comply with FDA or foreign regulatory agency requirements, or failure to take satisfactory and prompt corrective action in response to an adverse inspection, could result in enforcement actions, including a warning letter, adverse publicity, a shutdown of or restrictions on our manufacturing operations, a recall or seizure of our products, fines, injunctions, civil or criminal penalties, or other sanctions, any of which could cause our business and operating results to suffer.

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

Our failure to comply with these or other applicable regulatory requirements could result in enforcement actions by the FDA which may include untitled letters, warning letters, fines, injunctions, consent decrees and civil penalties, customer notifications or repair, replacement or refunds; and criminal prosecution.

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

In the United States, there has been a trend of consolidation among healthcare facilities and purchasers of medical devices, allowing such purchasers to limit the number of suppliers from whom they purchase medical products. As a result, it is unknown whether such purchasers will decide to stop purchasing our products or demand discounts on our prices. Any pressure to reduce our product prices in response to these industry trends and the decrease in market size could adversely affect our anticipated revenue and profitability of our sales, creating a material adverse effect on our business.

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

We may be subject to healthcare fraud, waste, and abuse regulation and enforcement by the federal government and the governments in the states and foreign countries in which we might conduct our business. Such federal laws generally apply only to entities or individuals that provide items or services for which payment may be made under a federal healthcare program. These laws are subject to extensive and increasing enforcement by numerous federal, state, and local government agencies including the Office of Inspector General, the Department of Justice, the Centers for Medicare & Medicaid Services, and various state authorities. The healthcare laws and regulations that may affect our ability to operate include the following:

●	The federal Anti-Kickback Statute (42 U.S.C. § 1320a-7b) (the “AKS”), a criminal statute, makes it illegal for any person or entity to knowingly and willfully, directly or indirectly, solicit, receive, offer, or pay any remuneration that is in exchange for or to induce the referral of business, including the purchase, order, lease of any good, facility, item, or service for which payment may be made under a federal healthcare program, such as Medicare or Medicaid. The term “remuneration” has been broadly interpreted to include anything of value. The Civil Monetary Penalties Law (42 U.S.C. § 1320a-7a) (the “CMPL”) also contains a provision that prohibits the payment of anything of value in return for referrals and provides for the imposition of civil penalties.

●	Federal false claims and false statement laws, including the federal civil False Claims Act (31 U.S.C. §§ 3729 – 3733), prohibits, among other things, any person or entity from knowingly presenting, or causing to be presented, for payment to, or approval by, federal programs, including Medicare and Medicaid, claims for items or services that are false or fraudulent.

●	Section 1877 of the Social Security Act (42 U.S.C. § 1395nn), commonly referred to as the “Stark Law, prohibits referrals by ordering by a physician of “designated health services,” which include durable medical equipment and supplies as well as inpatient and outpatient hospital services, that are payable, in whole or in part, by Medicare or Medicaid, to an entity in which the physician or the physician’s immediate family member has an investment interest or other financial relationship, subject to several exceptions. Financial relationships that are implicated by the Stark Law can include arrangements ranging from marketing arrangements and consulting agreements to medical director agreements with physicians who order our products. The Stark Law also prohibits billing for services rendered pursuant to a prohibited referral. Several states have enacted laws similar to the Stark Law. These state laws may cover all (not just Medicare and Medicaid) patients. Many federal healthcare reform proposals in the past few years have attempted to expand the Stark Law to cover all patients as well. If we violate the Stark Law, our financial results and operations could be adversely affected. Penalties for violations include denial of payment for the services, significant civil monetary penalties, and exclusion from the Medicare and Medicaid programs,

●	The federal Physician Payments Sunshine Act (42 U.S.C. § 1320a–7h) requires certain manufacturers of drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services information related to payments or other transfers of value made to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members.

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

If we are found in violation of applicable laws or regulations, we could suffer severe consequences that would have a material adverse effect on our business, results of operations, financial condition, cash flows, reputation and stock price, including the following:

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

We may be subject to risks related to changes in laws regarding abortion, which can affect how a fertility clinic must treat and handle embryos

In June 2022, the U.S. Supreme Court in Dobbs v. Jackson Women’s Health Organization overturned Roe v. Wade by holding that there is no constitutional right to abortion. This ended federal legalization on abortion, bringing the matter back to individual states to determine. Soon after the decision was handed down, several U.S. states adopted laws that drastically limited the availability of abortion, with a number of other states working on or proposing similar restrictions.  While we believe these actions are more targeted toward abortions during pregnancy, certain laws may also impact embryos and how excess embryos are handled or implicate fertility procedures and travel reimbursement programs, which may decrease the demand for, or availability of, certain fertility services. Although President Biden issued executive orders and federal agencies have issued guidance intended to protect access to reproductive healthcare services, the enactment of certain state laws restricting abortion care and other changes in laws, or in interpretation of laws through court decisions, affecting fertility benefits may conflict with, and ultimately limit, the covered benefits offered by a company to its employees and the types of fertility treatment services available at provider clinics. We cannot predict the timing or impact of any future rulemaking, executive orders, court decisions or other changes in the law, or in how such laws, once enacted, would be interpreted and enforced. This may negatively impact fertility clinics and their patients operating in those states with more restrictive laws.

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

Risks Related to Our Common Stock

If we are unable to maintain compliance with all applicable continued listing requirements and standards of Nasdaq, our common stock will be delisted from Nasdaq.

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

On July 6, 2023, we had our hearing before the Panel at which time we provided the Panel our plan to regain compliance under the Equity Rule. On July 27, 2023, we received a letter from the Panel under which they granted our request for continued listing of Nasdaq subject to us demonstrating compliance with the Equity Rule as well as Nasdaq Listing Rule 5550(a)(2) to maintain a minimum bid price of $1 (the “Price Rule”) on or before September 29. 2023. On September 27, 2023, the Panel agreed to extend the exception granted as a result of our hearing to demonstrate compliance with Nasdaq Listing Rule 5550(b)(1), or the Equity Rule, from September 29, 2023 until November 20, 2023.

On November 19, 2023, the Company entered into the Share Exchange Agreement with Cytovia for Cytovia’s acquisition of 1,200,000 shares of the Company’s newly designated Series B Preferred Stock in exchange for 163,637 shares of common stock of NAYA held by Cytovia valued at $6,000,000 (the “Share Exchange”). On November 20, 2023, the Company and Cytovia closed on the Share Exchange.

As a result of the Share Exchange and based on the reduction in net loss demonstrated in the Company’s Form 10-Q for the quarter ended September 30, 2023, the ongoing and further expected reduction in certain operating costs, including the end of research and development expenses related to securing FDA clearance for the INVOcell label update, and profits from the operations of our previously-acquired clinic, Wisconsin Fertility Institute, the Company believed its stockholders’ equity was sufficient to maintain its Nasdaq listing.

As part of the year end of fiscal 2023 audit process, and after considering all available evidence to evaluate the realizable value of its investment in the NAYA shares, including the financial condition and near-term prospects of NAYA, the lack of marketability of the shares, and delays experienced with the interim funding commitments by NAYA, the Company determined that it could not provide sufficient support to value the NAYA shares at $6 million and instead valued the shares at $2,172,000, the quoted market value of INVO’s common shares underlying the convertible preferred.

On November 22, 2023, the Company received a letter from Nasdaq confirming that the Company had regained compliance with the Equity Rule. The letter further stated that in application of Listing Rule 5815(d)(4)(B), the Company would be subject to a mandatory panel monitor for a period of one year from the date of the letter. If, within that one-year period, the Staff finds the Company again out of compliance with the Equity Rule, notwithstanding Rule 5810(c)(2), the Company will not be permitted to provide the Staff with a plan of compliance with respect to that deficiency and Staff will not be permitted to grant additional time for the Company to regain compliance with respect to that deficiency, nor will the company be afforded an applicable cure or compliance period pursuant to Rule 5810(c)(3). Instead, the Staff would issue a “delist determination letter” and the Company would have an opportunity to request a new hearing with the initial Panel or a newly convened hearings panel if the initial Panel is unavailable. The Company would have the opportunity to respond/present to the hearings panel as provided by Listing Rule 5815(d)(4)(C). The Company’s securities may be at that time delisted from Nasdaq.

If we fail to maintain compliance with the Equity Rule as described above, or any other listing requirement of Nasdaq, our common stock may be delisted from Nasdaq which could have a material adverse effect on our business, financial condition and results of operations.

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

Our directors, within the limitations and restrictions contained in our articles of incorporation and without further action by our shareholders, have the authority to issue shares of preferred stock from time to time in one or more series and to fix the number of shares and the relative conversion and voting rights, and terms of redemption, liquidation preferences and any other preferences, special rights and qualifications of any such series. While we have no intention of issuing additional shares of preferred stock at the present time other than through existing contractual commitments, we may seek to raise capital through the sale of our securities and may issue shares of preferred stock in connection with a particular investment. Any issuance of shares of preferred stock could adversely affect the rights of holders of our common stock.

Should we issue additional shares of our common stock, each investor’s ownership interest in our stock would be proportionally reduced.

The indemnification rights provided to our directors, officers, and employees may result in substantial expenditures by us and may discourage lawsuits against its directors, officers, and employees.

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

To date, we have never declared or paid any dividends to our stockholders. Our board of directors does not intend to distribute dividends in the near future. The declaration, payment and amount of any future dividends will be made at the discretion of the board of directors, and will depend upon, among other things, the results of our operations, cash flows and financial conditions, operating and capital requirements, and other factors as the board of directors considers relevant. There is no assurance that future dividends will be paid to stockholders. If dividends are paid to stockholders, there is no assurance with respect to the amount of any such dividend.

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

We may have difficulty raising the necessary capital to fund operations and the required $7.5 million in additional payments for the Wisconsin Fertility acquisition because of the thin market and market price volatility for our shares of common stock.

Throughout 2023, there has been a thin market for our shares, and the market price for our shares has been volatile. In recent years, the securities markets in the U.S. and around the world have experienced a high level of price and volume volatility, and the market price of securities of many companies have experienced wide fluctuations that have not necessarily been related to the operations, performances, underlying asset values or prospects of such companies. For these reasons, we expect our shares of common stock may also be subject to volatility resulting from market forces over which we will have no control. The success of our products and services may be dependent upon our ability to obtain additional financing through debt and equity or other means. The thin market for our shares, and the volatility in the market price for our shares, may adversely affect our ability to raise needed additional capital.

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

We are subject to the reporting requirements of U.S. federal securities laws, and complying with these reporting requirements can be expensive.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Risk management and strategy

We have not formally developed and implemented a cybersecurity risk management program.  However, we generally follow operating practices designed to help prevent cybersecurity risk to protect the confidentiality, integrity, and availability of the Company’s data and systems and any personal health information (“PHI”) that we maintain.

Our general operating procedures for cybersecurity risk management are incorporated into our overall enterprise risk management programs, and share common methodologies, reporting channels and governance processes, including the following:

●	General procedures designed to help identify material cybersecurity risks to our critical systems, information, services, and our broader enterprise IT environment; and

●	An outsourced IT security team to assist with managing (1) our cybersecurity procedures, (2) our security controls, and (3) our response to cybersecurity interests.

As of the date of this filing, we have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected us, including our operations, business strategy, results of operations, or financial condition. We may face risks from cybersecurity threats that, if realized, are likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. For additional information, see Part I, Item 1A: Risk Factors— Risks Relating to our Business: We are susceptible to cybersecurity breaches and cyber-related fraud.

Cybersecurity: Governance

Our executive team evaluates our cybersecurity risk and reports any findings, recommendations, or material impacts to the Board of Directors, which provides an oversight function. The Board of Directors has charged management with the responsibility for oversight of cybersecurity risks and incidents and any other risks and incidents relevant to the Company’s computerized information system controls and security.

Our Corporate Controller reviews the efficacy of our cybersecurity procedures from time to time as circumstances make it appropriate and annually in connection with the annual audit of the Company’s financial statements.  Our Corporate Controller reports to our CEO and CFO on matters of cybersecurity, and together they carry responsibility for our overall cybersecurity risk management procedures. Our CEO and CFO provide prompt reports to the Board regarding cybersecurity risks and incidents as they are revealed, as well as periodic reports, as appropriate, regarding the Company’s cybersecurity activities.

Item 2. Properties

We currently do not own any real property and operate from leased facilities. Our principal executive office is located at 5582 Broadcast Court Sarasota, Florida 34240. The lease is for one 5-year term, with an option to extend for one 3-year term. We lease approximately 1,223 square feet in the Sarasota facility, pursuant to a May 2019 lease with a 3% annual rent increase. In April 2024, we took the option to extend the lease on the Sarasota facility for three years. Our clinic, Wisconsin Fertility Institute, is located at 3146 Deming Way, Middleton, Wisconsin. The lease is for a 10-year term with an automatic 5-year renewal period. We lease approximately 9,680 square feet pursuant to a lease effective August 10, 2023 with a 3% annual rent increase. We believe that our facilities are adequate to meet our needs.

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

As of April 16, 2024, there were 2,743,031 shares of our common stock outstanding.

Information required with respect to equity compensation plans in this Item 5 is included in Item 11 on page 57 of this report on Form 10-K.

Stockholders

As of April 16, 2024, there were approximately 191 stockholders of record of our common stock. However, we estimate that we have a significantly greater number of beneficial holders of our common stock because a number of shares are held of record by broker-dealers for their customers in street name.

Dividend Policy

We have never declared or paid a dividend on our common stock. We intend to retain future earnings (if any) to fund the development and growth of our business, rather than to pay them as dividends, for the foreseeable future.

Recent Sales of Unregistered Securities

In November 2023, the Company issued 7,500 shares of Common Stock to consultants in consideration of services rendered. These shares were issued pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended. The Company did not receive any cash proceeds from this issuance.

In February 2024, the Company issued 125,500 shares of Common Stock to consultants in consideration of services rendered. These shares were issued pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended. The Company did not receive any cash proceeds from this issuance.

Purchase of Equity Securities

No repurchase of equity securities were made during the 2023 fiscal year.

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

Overview

We are a healthcare services fertility company dedicated to expanding the assisted reproductive technology (“ART”) marketplace by making fertility care more accessible and inclusive to people around the world. Our commercial strategy is primarily focused on operating fertility-focused clinics, which includes the opening of dedicated “INVO Centers” offering the INVOcell® and IVC procedure (with three centers in North America now operational) and the acquisition of US-based, profitable in vitro fertilization (“IVF”) clinics (with the first acquired in August 2023). We also continue to engage in the sale and distribution of our INVOcell technology solution into existing independently owned and operated fertility clinics. While INVOcell remains important to our efforts, our commercial and corporate development strategy has expanded to focus more broadly on providing ART services in general through our emphasis on clinic-based operations. We anticipate furthering these activities with a focus on the acquisition of existing IVF clinics as well as on the opening of dedicated “INVO Centers” offering the INVOcell and IVC procedure.

Acquisitions:

On August 10, 2023, we consummated the first acquisition of an existing IVF clinic, the Wisconsin Fertility Institute (“WFI”). As an established and profitable clinic, the closing of the WFI acquisition more than tripled the Company’s current annual revenues and became a major part of the Company’s clinic-based operations. The acquisition accelerates the transformation of INVO to a healthcare services company and immediately added scale and positive cash flow to the operations. It also complements the Company’s existing new-build INVO Center efforts. The Company expects to continue to pursue additional acquisitions of established and profitable existing fertility clinics as part of its ongoing strategy to accelerate overall growth.

INVOcell:

Our proprietary technology, INVOcell®, is a revolutionary medical device that allows fertilization and early embryo development to take place in vivo within the woman’s body. This treatment solution is the world’s first intravaginal culture technique for the incubation of oocytes and sperm during fertilization and early embryo development. This technique, designated as “IVC”, provides patients with a more natural, intimate, and more affordable experience in comparison to other ART treatments. We believe the IVC procedure can deliver comparable results at a lower cost than traditional IVF and is a significantly more effective treatment than intrauterine insemination (“IUI”).

Unlike IVF where the oocytes and sperm develop into embryos in an expensive laboratory incubator, the INVOcell allows fertilization and early embryo development to take place in the woman’s body. The IVC procedure can provide benefits, including the following:

●	Reducing expensive and time-consuming lab procedures, helping clinics and doctors to increase patient capacity and reduce costs;
●	Providing a natural, stable incubation environment;
●	Offering a more personal, intimate experience in creating a baby; and
●	Reducing the risk of errors and wrong embryo transfers.

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

To date, we have completed a series of important steps in the successful development and manufacturing of the INVOcell:

●	Manufacturing: We are ISO 13485:2016 certified and manage all aspects of production and manufacturing with qualified suppliers. Our key suppliers, which include NextPhase Medical Devices and Casco Bay Molding, have been steadfast partners since our company first began and can provide us with virtually an unlimited capability to support our growth objectives, with all manufacturing performed in the New England region of the U.S..
●	Raw Materials: All raw materials utilized for the INVOcell are medical grade and commonly used in medical devices (e.g., medical grade silicone, medical grade plastic). Our principal molded component suppliers, Casco Bay Molding and R.E.C. Manufacturing Corporation are well-established companies and are either ISO 13485 or ISO 9001 certified. The molded components are supplied to our contract manufacturer for assembly and packaging of the INVOcell system. The contract manufacturer is ISO 13485 certified, and U.S. Food & Drug Administration (“FDA”) registered.
●	CE Mark: INVO Bioscience received the CE Mark in October 2019. The CE Mark permits the sale of devices in Europe, Australia and other countries that recognize the CE Mark, subject to local registration requirements.

●	US Marketing Clearance: the safety and efficacy of the INVOcell has been demonstrated and cleared for marketing and use by the FDA in November 2015.
●	Clinical: in June 2023 we received FDA 510(k) clearance to expand the labeling on the INVOcell device and its indication for use to provide for a 5-day incubation period. The data supporting the expanded 5-day incubation clearance demonstrated improved patient outcomes.

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

In the United States, infertility, affects an estimated 10%-15% of the couples of childbearing-age, according to the American Society of Reproductive Medicine (2017). According to the Centers for Disease Control (“CDC”), there are approximately 6.7 million women with impaired fertility. Based on 2021 data from CDC’s National ART Surveillance System, approximately 413,000 IVF cycles were performed at 453 IVF centers, leaving the U.S. with a large, underserved patient population, similar to most markets around the world.

As part of its expanded corporate expansion efforts the Company has incorporated an acquisition strategy to the business. The Company estimates that there are approximately 80 to 100 established owner-operated IVF clinics that may represent suitable acquisitions as part of this additional commercial effort.

Competitive Advantages of INVOcell

While our commercial efforts have expanded to clinic services within the ART market, we also continue to believe that our INVOcell device, and the IVC procedure it enables, have the following key advantages:

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

The IVC procedure is currently being offered at several IVF clinics at a price range of $5,000 - $11,000 per cycle and from $4,500 to $7,000 at the existing INVO Centers, thereby making it more affordable than IVF (which tends to average $11,000 to $15,000 per cycle or higher).

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

The following table sets forth a list of our current international distribution agreements:

INVOcell Registration
Market	Distribution Partner	Date	Initial Term	Status in Country

Mexico (a)	Positib Fertility, S.A. de C.V.	Sept 2020	TBD	Completed
Malaysia	iDS Medical Systems	Nov 2020	3-year	Completed
Pakistan	Galaxy Pharma	Dec 2020	1-year	In process
Thailand	IVF Envimed Co., Ltd.	April 2021	1-year	Completed
Sudan	Quality Medicines, Cosmetics & Medical Equipment Import	Sept 2020	1-year	In process
Ethiopia	Quality Medicines, Cosmetics & Medical Equipment Import	Sept 2020	1-year	In process
Uganda	Quality Medicines, Cosmetics & Medical Equipment Import	Sept 2020	1-year	Not required
Nigeria	G-Systems Limited	Sept 2020	5-year	Completed
Iran	Tasnim Behboud	Dec 2020	1-year	Completed
Sri Lanka	Alsonic Limited	July 2021	1-year	On hold
China	Onesky Holdings Limited	May 2022	5-year	In process

(a)	Our Mexico JV. Please note that the registration is temporarily in the name of Proveedora de Equipos y Productos, S.A. de C.V. and will be transferred to Positib Fertility as soon as practicable.

Investment in Joint Ventures and Partnerships

As part of our commercialization strategy, we entered into a number of joint ventures and partnerships designed to establish new INVO Centers.

The following table sets forth a list of our current joint venture arrangements:

Affiliate Name	Country	Percent (%) Ownership

HRCFG INVO, LLC	United States	50%
Bloom Invo, LLC	United States	40%
Positib Fertility, S.A. de C.V.	Mexico	33%

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

The Alabama JV opened to patients on August 9, 2021.

The Alabama JV is accounted for using the equity method in our consolidated financial statements. As of December 31, 2023 we invested $1.4 million in the Alabama JV in the form of a note. For the years ended December 31, 2023 and 2022, the Alabama JV recorded net losses of $0.03 million and $0.3 million, respectively, of which we recognized losses from equity method investments of $0.02 million and $0.2 million, respectively.

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

The Georgia JV opened to patients on September 7, 2021.

The results of the Georgia JV are consolidated in our financial statements. As of December 31, 2023, INVO invested $0.9 million in the Georgia JV in the form of capital contributions as well as $0.5 million in the form of a note. For the years ended December 31, 2023 and 2022, the Georgia JV recorded net losses of $0.2 million and $0.6 million, respectively. Noncontrolling interest in the Georgia JV was $0. See Note 3 of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for additional information on the Georgia JV.

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

The Mexico JV opened to patients on November 1, 2021.

The Mexico JV is accounted for using the equity method in our consolidated financial statements. As of December 31, 2023, INVO invested $0.1 million in the Mexico JV. For the years ended December 31, 2023 and 2022, the Mexico JV recorded net losses of $0.1 million and $0.1 million, respectively, of which we recognized losses from equity method investments of $0.04 million and $0.05 million, respectively.

During the fourth quarter of 2023, our Mexico JV partner informed us that the primary physician onsite had resigned. We have elected to impair the investment at year end 2023 in this JV due to the uncertainty and possibility that we may offer reduced services or suspend operations. The total impairment for 2023 was approximately $0.09 million.

Terminated JV Agreements

As of May 15, 2023, our joint venture agreements to establish INVO Centers in the Republic of North Macedonia and in the Bay Area of California were terminated due to lack of progress.

Recent Developments

NAYA Biosciences Merger Agreement

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

The Merger Agreement contains termination rights for each of the Company and NAYA, including, among others: (1) if the consummation of the Merger does not occur on or before December 31, 2023 (the “End Date”), (which has since been extended to April 30, 20204), except that any party whose material breach of the Merger Agreement caused or was the primary contributing factor that resulted in the failure of the Merger to be consummated on or before the End Date, (2) if any governmental authority has enacted any law or order making illegal, permanently enjoining, or otherwise permanently prohibiting the consummation of the Merger, and (3) if the required vote of the stockholders of either the Company or NAYA has not been obtained. The Merger Agreement contains additional termination rights for NAYA, including, among others: (1) if the Company materially breaches its non-solicitation obligations or fails to take all action necessary to hold a stockholder meeting to approve the transactions contemplated by the Merger Agreement, (2) if the aggregate of the liabilities of the Company, excluding certain specified liabilities, exceed $5,000,000, (3) if NAYA determines that the due diligence contingency will not be satisfied by October 26, 2023, (4) if NAYA determines that the Company has experienced a material adverse effect, or (5) the Company material breaches any representation, warranty, covenant, or agreement such that the conditions to closing would not be satisfied and such breach is incapable of being cured, unless such breach is caused by NAYA’s failure to perform or comply with any of the covenants, agreements or conditions hereof to be performed or complied with by it prior to the closing.

If all of NAYA’s conditions to closing are satisfied or waived and NAYA fails to consummate the Merger, NAYA would be required to pay the Company a termination fee of $1,000,000. If all of the Company’s conditions to closing conditions are satisfied or waived and the Company fails to consummate the Merger, the Company would be required to pay NAYA a termination fee of $1,000,000.

On December 27, 2023, the Company entered into second amendment (“Second Amendment”) to the Merger Agreement. Pursuant to the Second Amendment, the parties agreed to extend the End Date to April 30, 2024. The parties further agreed to modify the closing condition for the Interim Pipe from a private offering of shares of Company common stock at a price that is a premium to the market price of the Company common stock in an estimated amount of $5,000,000 or more of gross proceeds to a private offering of the Company’s preferred stock at a price per share of $5.00 per share in an amount equal to at least $2,000,000 to the Company, plus an additional amount as may be required prior to closing of the Merger to be determined in good faith by the parties to adequately support the Company’s fertility business activities per an agreed forecast, as well as for a period of twelve (12) months post-closing including a catch-up on the Company’s past due accrued payables still outstanding. The parties further agreed to the following schedule (the “Minimum Interim Pipe Schedule”) for the initial $2,000,000: (1) $500,000 no later than December 29, 2023, (2) $500,000 no later than January 19, 2024, (3) $500,000 no later than February 2, 2024, and (4) $500,000 no later than February 16, 2024. The parties also further agreed to modify the covenant of the parties regarding the Interim Pipe to require NAYA to consummate the Interim Pipe before the closing of the Merger; provided, however, if the Company does not receive the initial gross proceeds pursuant to the Minimum Interim Pipe Schedule, the Company shall be free to secure funding from third parties to make up for short falls on reasonable terms under SEC and Nasdaq regulations.

NAYA Securities Purchase Agreement

On December 29, 2023, the Company entered into a securities purchase agreement (the “SPA”) with NAYA for NAYA’s purchase of 1,000,000 shares of the Company’s Series A Preferred Stock at a purchase price of $5.00 per share. The parties agreed that NAYA’s purchases will be made in tranches in accordance with the Minimum Interim Pipe Schedule. The SPA contains customary representations, warranties and covenants of the Company and NAYA.

On January 4, 2024, the Company and NAYA closed on 100,000 shares of Series A Preferred Stock in the first tranche of this private offering for gross proceeds of $500,000. On April 15, 2024, the Company and NAYA closed on additional 61,200 shares of Series A Preferred Stock for additional gross proceeds of $306,000.

Wisconsin Fertility Institute Acquisition

On August 10, 2023, INVO, through Wood Violet Fertility LLC, a Delaware limited liability company (“WVF”) and wholly owned subsidiary of INVO CTR, consummated its acquisition of WFI for a combined purchase price of $10 million, of which $2.5 million was paid on the closing date (net cash paid was $2,150,000 after a $350,000 holdback) plus assumption of the inter-company loan owed by WFRSA (as defined below) in the amount of $528,756. The remaining three installments of $2.5 million each will be paid on the subsequent three anniversaries of closing. The sellers have the option to take all or a portion of the final three installments in shares of INVO common stock valued at $125.00, $181.80, and $285.80, for the second, third, and final installments, respectively.

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

INVO purchased the non-medical assets of WFRSA and one hundred percent of FLOW’s membership interests. WVF and WFRSA entered into a management services agreement pursuant to which WFRSA outsourced all its non-medical activities to WVF.

FirstFire Securities Purchase Agreement

On April 5, 2024, the Company entered into a purchase agreement (the “FirstFire Purchase Agreement”) with FirstFire Global Opportunities Fund, LLC (“FirstFire”), pursuant to which FirstFire agreed to purchase, and the Company agreed to issue and sell, (i) a promissory note with an aggregate principal amount of $275,000.00, which is convertible into shares of the Company’s common stock, according to the terms, conditions, and limitations outlined in the note (the “FirstFire Note”), (ii) a warrant (the “First Warrant”) to purchase 229,167 shares (the “First Warrant Shares”) of the Company’s common stock at an exercise price of $1.20 per share, (iii) a warrant (the “Second Warrant”) to purchase 500,000 shares (the “Second Warrant Shares”) of common stock at an exercise price of $0.01 issued to FirstFire, and (iv) 50,000 shares of common stock (the “Commitment Shares”), for a purchase price of $250,000. Carter, Terry, & Company, Inc. acted as placement agent for the transaction, for which it received a cash fee of $25,000. The proceeds are being used for working capital and general corporate purposes.

Among other limitations, the total cumulative number of shares of common stock that may be issued to FirstFire under the FirstFire Purchase Agreement may not exceed the requirements of Nasdaq Listing Rule 5635(d), except that such limitation will not apply in the event the Company obtains stockholder approval of the shares of common stock to be issued under the Purchase Agreement, if necessary, in accordance with the requirements of Nasdaq Listing Rule 5635(d). The Company has agreed to hold a meeting for the purpose of obtaining this stockholder approval within nine (9) months of the date of the FirstFire Purchase Agreement.

The FirstFire Purchase Agreement contains customary representations, warranties, and covenants by each of the Company and FirstFire. Among other covenants of the parties, the Company granted FirstFire the right to participate in any subsequent placement of securities until the earlier of eighteen (18) months after the date of the FirstFire Purchase Agreement or extinguishment of the FirstFire Note. The Company has also granted customary “piggy-back” registration rights to FirstFire with respect to the shares of common stock underlying the FirstFire Note (the “Conversion Shares”), the First Warrant Shares, the Second Warrant Shares, and the Commitment Shares. FirstFire has covenanted not to cause or engage in any short selling of shares of common stock until the FirstFire Note is fully repaid.

The following sets forth the material terms of the FirstFire Note, the First Warrant, and the Second Warrant.

FirstFire Note

Interest and Maturity. The FirstFire Note carries an interest rate of twelve percent (12%) per annum, with the first twelve months of interest, amounting to $33,000.00, guaranteed, and fully earned as of the issue date. The maturity date of the FirstFire Note is twelve (12) months from the issue date, at which point the Principal Amount, together with any accrued and unpaid interest and other fees, shall be due and payable to the holder of the FirstFire Note.

Conversion. The holder of the FirstFire Note is entitled to convert any portion of the outstanding and unpaid principal amount and accrued interest into Conversion Shares at a conversion price of $1.00 per share, subject to adjustment. The FirstFire Note may not be converted and Conversion Shares may not be issued under the FirstFire Note if, after giving effect to the conversion or issuance, the holder together with its affiliates would beneficially own in excess of 4.99% of the outstanding common stock. In addition to the beneficial ownership limitations in the FirstFire Note, the number of shares of common stock that may be issued under the FirstFire Note, the First Warrant, the Second Warrant, and under the FirstFire Purchase Agreement (including the Commitment Shares) is limited to 19.99% of the outstanding common stock as of April 5, 2024 (the “Exchange Cap”, which is equal to 523,344 shares of common stock, subject to adjustment as described in the FirstFire Purchase Agreement), unless stockholder approval is obtained by the Company to issue more than the Exchange Cap. The Exchange Cap shall be appropriately adjusted for any reorganization, recapitalization, non-cash dividend, stock split, reverse stock split or other similar transaction.

Prepayment. The Company may prepay the FirstFire Note at any time in whole or in part by paying a sum of money equal to 110% of the sum of the principal amount to be redeemed plus the accrued and unpaid interest.

Future Proceeds. While any portion of the FirstFire Note is outstanding, if the Company receives cash proceeds of more than $1,500,000 from any source or series of related or unrelated sources, or more than $1,000,000 from any public offering (the “Minimum Threshold”), the Company shall, within one (1) business day of Company’s receipt of such proceeds, inform FirstFire of such receipt, following which FirstFire shall have the right in its sole discretion to require the Company to immediately apply up to 100% of all proceeds received by the Company above the Minimum Threshold to repay the outstanding amounts owed under the FirstFire Note.

Covenants. The Company is subject to various covenants that restrict its ability to, among other things, declare dividends, make certain investments, sell assets outside the ordinary course of business, or enter into transactions with affiliates, thereby ensuring the Company operational and financial activities are conducted in a manner that prioritizes the repayment of the FirstFire Note.

Events of Default. The FirstFire Note outlines specific events of default and provides FirstFire certain rights and remedies in such events, including but not limited to the acceleration of the FirstFire Note’s due date and a requirement for the Company to pay a default amount. Specific events that constitute a default under the FirstFire Note include, but are not limited to, failure to pay principal or interest when due, breaches of covenants or agreements, bankruptcy or insolvency events, and a failure to comply with the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Upon an event of default, the FirstFire Note becomes immediately due and payable, and the Borrower is subject to a default sum as stipulated.

The FirstFire Note is subject to, and governed by, the terms and conditions of the FirstFire Purchase Agreement.

First Warrant

The First Warrant grants the holder thereof the right to purchase up to 229,167 shares of common stock at an exercise price of $1.20 per share.

Exercisability. The First Warrant is be immediately exercisable and will expire five years from the issuance date. The First Warrant is exercisable, at the option of the holder, in whole or in part, by delivering to the Company a duly executed exercise notice and, at any time a registration statement registering the issuance of the First Warrant Shares under the Securities Act of 1933, as amended (the “Securities Act”) is effective and available for the issuance of such First Warrant Shares, or an exemption from registration under the Securities Act is available for the issuance of such First Warrant Shares, by payment in full in immediately available funds for the number of First Warrant Shares purchased upon such exercise. If a registration statement registering the issuance of the First Warrant Shares underlying the First Warrant under the Securities Act is not effective or available, the holder may, in its sole discretion, elect to exercise the First Warrant through a cashless exercise, in which case the holder would receive upon such exercise the net number of First Warrant Shares determined according to the formula set forth in the First Warrant.

Exercise Limitation. A holder will not have the right to exercise any portion of the First Warrant if the holder (together with its affiliates) would beneficially own in excess of 4.99% of the number of shares of the common stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of the First Warrant.

Trading Market Regulation. Until the Company has obtained stockholder approval of the FirstFire Purchase Agreement and the issuance of the securities issued pursuant thereto, the Company may not issue any First Warrant Shares upon the exercise of the First Warrants if the issuance of such First Warrant Shares, (taken together with the issuance of any shares held by or issuable to the holder under the FirstFire Purchase Agreement or any other agreement with the Company) would exceed the aggregate number of shares which the Company may issue without breaching 523,344 shares (19.9% of the Company’s outstanding common stock) or any of the Company’s obligations under the rules or regulations of Nasdaq.

Exercise Price Adjustment. Subject to the aforementioned limitations, the exercise price of the First Warrant is subject to appropriate adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the common stock, upon any distributions of assets, including cash, stock or other property to our stockholders, and if we issue additional shares of common stock at a price per share that is less than the exercise price then in effect.

Fundamental Transactions. The Company shall not enter into or be a party to a fundamental transaction unless the successor entity assumes all obligations of the Company under the First Warrant and other transaction documents. Upon consummation of a fundamental transaction, then the successor entity will succeed to, and be substituted for the Company, and may exercise every right and power that the Company may exercise and will assume all of the Company’s obligations under the First Warrant with the same effect as if such successor entity had been named in the First Warrant itself.

Rights as a Stockholder. Except as otherwise provided in the First Warrant or by virtue of such holder’s ownership of shares of common stock, the holder of the First Warrant will not have the rights or privileges of a holder of common stock, including any voting rights, until the holder exercises the First Warrant.

Second Warrant

The Second Warrant grants the holder thereof the right to purchase up to 500,000 shares of common stock at an exercise price of $0.01 per share.

Exercisability. The Second Warrant will only become exercisable on the specific Triggering Event Date, which is the date that an Event of Default occurs under the Note, and will expire five years from such date. The Second Warrant includes a ‘Returnable Warrant’ clause, providing that the Second Warrant shall be cancelled and returned to the Company if the Note is fully extinguished before any Triggering Event Date. The Second Warrant will be exercisable, at the option of each holder, in whole or in part by delivering to the Company a duly executed exercise notice and, at any time a registration statement registering the issuance of the Second Warrant Shares under the Securities Act is effective and available for the issuance of such Second Warrant Shares, or an exemption from registration under the Securities Act is available for the issuance of such shares, by payment in full in immediately available funds for the number of Second Warrant Shares purchased upon such exercise. If a registration statement registering the issuance of Second Warrant Shares under the Securities Act is not effective or available, the holder may, in its sole discretion, elect to exercise the Second Warrant through a cashless exercise, in which case the holder would receive upon such exercise the net number of Second Warrant Shares determined according to the formula set forth in the warrant.

Exercise Limitation. A holder will not have the right to exercise any portion of the Second Warrant if the holder (together with its affiliates) would beneficially own in excess of 4.99% of the number of shares of the common stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of the Second Warrant.

Trading Market Regulation. Until the Company has obtained stockholder approval of the FirstFire Purchase Agreement and the issuance of the securities issued pursuant thereto, the Company may not issue any Second Warrant Shares upon the exercise of the Second Warrants if the issuance of such Second Warrant Shares, (taken together with the issuance of any shares held by or issuable to the holder under the FirstFire Purchase Agreement or any other agreement with the Company) would exceed the aggregate number of shares which the Company may issue without breaching 523,344 shares (19.9% of the Company’s outstanding common stock) or any of the Company’s obligations under the rules or regulations of Nasdaq.

Exercise Price Adjustment. Subject to the aforementioned limitations, the exercise price of the Second Warrant is subject to appropriate adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the common stock, upon any distributions of assets, including cash, stock or other property to our stockholders, and if we issue additional shares of common stock at a price per share that is less than the exercise price then in effect.

Fundamental Transactions. The Company shall not enter into or be a party to a fundamental transaction unless the successor entity assumes all obligations of the Company under the Second Warrant and other transaction documents. Upon consummation of a fundamental transaction, then the successor entity will succeed to, and be substituted for the Company, and may exercise every right and power that the Company may exercise and will assume all of the Company’s obligations under the Second Warrant with the same effect as if such successor entity had been named in the Second Warrant itself.

Rights as a Stockholder. Except as otherwise provided in the Second Warrant or by virtue of such holder’s ownership of shares of common stock, the holder of the Second Warrant will not have the rights or privileges of a holder of common stock, including any voting rights, until the holder exercises the Second Warrant.

Triton Purchase Agreement

On March 27, 2024, the Company entered into a purchase agreement (the “Triton Purchase Agreement”) with Triton Funds LP (“Triton”), pursuant to which the Company agreed to sell, and Triton agreed to purchase, upon the Company’s request in one or more transactions, up to 1,000,000 shares of the Company’s common stock, par value $0.0001 per share, providing aggregate gross proceeds to the Company of up to $850,000. Triton will purchase the shares of common stock under the Triton Purchase Agreement at the price of $0.85 per share. The Triton Purchase Agreement expires upon the earlier of the sale of all 1,000,000 shares of the Company’s common stock or December 31, 2024.

Among other limitations, unless otherwise agreed upon by Triton, each individual sale of shares of common stock will be limited to no more than the number of shares of common stock that would result in the direct or indirect beneficial ownership by Triton of more than 9.99% of the then-outstanding shares of common stock. In addition, the total cumulative number of shares of common stock that may be issued to Triton under the Triton Purchase Agreement may not exceed the requirements of Nasdaq Listing Rule 5635(d), except that such limitation will not apply in the event the Company obtains stockholder approval of the shares of common stock to be issued under the Triton Purchase Agreement, if necessary, in accordance with the requirements of Nasdaq Listing Rule 5635(d).

The Triton Purchase Agreement provides that the Company will file a prospectus supplement (the “Prospectus Supplement”) to its Registration Statement on Form S-3, which was declared effective on April 16, 2021 (File No. 333-255096) (the “Base Registration Statement”), covering the offering and sale of the shares of common stock to Triton pursuant to the Triton Purchase Agreement. Triton’s obligation to purchase shares of common stock under the Triton Purchase Agreement is conditioned upon, among other things, the filing of the Prospectus Supplement and the Base Registration Statement remaining effective.

The Triton Purchase Agreement contains customary representations, warranties, and covenants by each of the Company and Triton. Actual sales of shares of common stock to Triton will depend on a variety of factors to be determined by the Company from time to time, including, among others, market conditions, the trading price of the common stock and determinations by the Company as to the appropriate sources of funding for the Company and its operations. Triton has no right to require any sales of shares of common stock by the Company but is obligated to make purchases of shares of common stock from the Company from time to time, pursuant to directions from the Company, in accordance with the Triton Purchase Agreement. During the term of the Triton Purchase Agreement, Triton has covenanted not to cause or engage in any short selling of shares of common stock.

On March 27, 2024, the Company sold to Triton private placement warrants to purchase up to 1,000,000 shares of our common stock at an exercise price of $2.00 per share.

On March 27, 2024, the Company delivered a purchase notice for 260,000 shares of common stock. The Company’s common stock traded below the purchase price following the date of the purchase notice, giving Triton the right to return to the Company any of the 260,000 shares. Triton notified the Company that it will return 185,000 shares to the Company and closed the purchase of 75,000 shares pursuant to the Triton Purchase Agreement.

Future Receipts Agreement

On February 26, 2024, the Company finalized an Agreement for the Purchase and Sale of Future Receipts (the “Future Receipts Agreement”) with a buyer (the “Buyer”) under which the Buyer purchased $344,925 of our future sales for a gross purchase price of $236,250. The Company received net proceeds of $225,000. Until the purchase price has been repaid, the Company agreed to pay the Buyer $13,797 per week.

Convertible Note Extension

In January and March 2023, the Company issued $410,000 of convertible notes (the “Convertible Notes”) with a maturity date of December 31, 2023. The Convertible Notes were issued with fixed conversion prices of $10.00 (for the $275,000 issued in January 2023) and $12.00 (for the $135,000 issued in March 2023) and (ii) 5-year warrants (the “Q1 2023 Warrants”) to purchase 19,375 shares of common stock at an exercise price of $20.00.

The Convertible Notes may be amended with the written consent of the Company and the holders of a majority of the outstanding principal of the Convertible Notes (the “Required Holders”); provided that, no such amendment, without the written consent of each Convertible Note holder, may (i) reduce the principal amount or interest rate or change the method of computation of interest (including with respect to the amount of cash) in the Convertible Notes, (ii) change the percentage of the outstanding principal amount of the Convertible Notes required to consent to any such amendment or (iii) amend Section 9 (Modifications) of the Convertible Note.

As of December 27, 2023, the Company secured written consent by the Required Holders for the Convertible Note maturity date to be extended to June 30, 2024. As an incentive for the Required Holders to approve the extension, the Company agreed to lower both the Convertible Note fixed conversion price and the Q1 2023 Warrant exercise price to $2.25. The maturity date extension and the conversion and exercise price reduction applies to all Convertible Notes.

Share Exchange

On November 28, 2023, INVO announced that it had received a notice from The Nasdaq Stock Market, LLC (“Nasdaq”), dated November 22, 2023, informing INVO that it has regained compliance with Nasdaq’s Listing Rule 5550(b)(1) (the “Equity Rule”) for continued listing on The Nasdaq Capital Market, as INVOs stockholders’ equity met or exceeded $2,500,000. INVO will be subject to a mandatory panel monitor for a period of one year from the date of the notification.

On November 19, 2023, the Company entered into a share exchange agreement (the “Share Exchange Agreement”) with Cytovia Therapeutics Holdings, Inc., a Delaware corporation (“Cytovia”) for Cytovia’s acquisition of 1,200,000 shares of the Company’s newly designated Series B Preferred Stock in exchange for 163,637 shares of common stock of NAYA held by Cytovia valued at $6,000,000 (the “Share Exchange”). On November 20, 2023, the Company and Cytovia closed on the exchange of shares.

As a result of the exchange and based on the reduction in net loss demonstrated in the Company’s Form 10-Q for the quarter ended September 30, 2023, the ongoing and further expected reduction in certain operating costs, including the end of research and development expenses related to securing FDA clearance for the INVOcell label update, and profits from the operations of our previously-acquired clinic, Wisconsin Fertility Institute, the Company’s stockholders’ equity was sufficient to maintain its Nasdaq listing.

As part of the year end of fiscal 2023 audit process, and after considering all available evidence to evaluate the realizable value of its investment in the NAYA shares, including the financial condition and near-term prospects of NAYA, the lack of marketability of the shares, and delays experienced with the interim funding commitments by NAYA, the Company determined that it could not provide sufficient support to value the NAYA shares at $6 million and instead valued the shares at $2,172,000, the quoted market value of INVO’s common shares underlying the convertible preferred.

Waiver Solicitation

On November 9, 2023, the Company announced that we had commenced a solicitation of waivers (the “Waiver Solicitation”) from holders of our common stock purchase warrants dated August 8, 2023 (the “August Warrants”) of the holder’s right to exercise a payment option upon consummation of the Merger. Receipt of the waivers is a condition to the consummation of the Merger. The Waiver Solicitation was being made pursuant to a notice of waiver solicitation (the “Notice of Waiver Solicitation”) and accompanying form of waiver, which the Company sent to the holders of the August Warrants. The Notice of Waiver solicitation sets forth the terms of the Warrant Solicitation. As of today, the Company has secured signed waivers from approximately 87.5% of the August Warrant holders.

On November 13, 2023, the Company announced our intention to commence an exchange offer to all holders of the August Warrants to exchange shares of INVO’s common stock for each warrant tendered. The Company expects to file a Schedule TO in advance of the Merger, at which time it will commence an exchange offer for the August Warrants that will be open for no less than 20 business days and will expire two trading days after the closing of the Merger.

Under the terms of the proposed exchange offer, warrant holders will have the opportunity to exchange each warrant held for a number of shares of common stock equal to the quotient of $2.25 per warrant divided by the closing price of INVO’s common stock on the date of closing of the Merger.

These terms and conditions of the exchange offer will be described in an offer to exchange and related letter of transmittal that will be sent to August Warrant holders shortly after commencement of the exchange offer. The exchange offer will be subject to the closing of the Merger agreement with NAYA. Tenders of warrants must be made prior to the expiration of the exchange offer period.

Increase in Authorized Shares

On October 13, 2023, the Company’s shareholders approved an increase to the number of the Company’s authorized shares of common stock from 6,250,000 shares to 50,000,000 shares and the Company filed a Certificate of Amendment to our Articles of Incorporation with the Nevada Secretary of State on such date to increase the Company’s authorized shares of common stock from 6,250,000 shares to 50,000,000 shares.

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

August 2023 Public Offering

On August 4, 2023, we, entered into securities purchase agreements (the “Purchase Agreements”) with certain institutional and other investors, pursuant to which we agreed to issue and sell to such investors in a public offering (the “August 2023 Offering”), 1,580,000 units (the “Units”) at a price of $2.85 per Unit, with each Unit consisting of (i) one share of our Common Stock (the “Shares”), and (ii) two common stock purchase warrants (the “Warrants”), each exercisable for one share of Common Stock at an exercise price of $2.85 per share. In the aggregate, in the August 2023 Offering the Company issued 1,580,000 Shares and 3,160,000 Warrants. The securities issued in the August 2023 Offering were offered pursuant to our registration statement on Form S-1 (File 333-273174) (the “Registration Statement”), initially filed by us with the SEC under the Securities Act, on July 7, 2023 and declared effective on August 3, 2023.

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

In connection with the August 2023 Offering, on August 4, 2023, we entered into a placement agency agreement (the “Placement Agency Agreement”) with Maxim Group LLC (“Maxim”), pursuant to which (i) Maxim agreed to act as placement agent on a “best efforts” basis in connection with the August 2023 Offering and (ii) we agreed to pay Maxim an aggregate fee equal to 7.0% of the gross proceeds raised in the August 2023 Offering and warrants to purchase up to 110,600 shares of common stock at an exercise price of $3.14 (the “Placement Agent Warrants”). The Placement Agent Warrants (and the shares of common stock issuable upon the exercise of the Placement Agent Warrants) were not registered under the Securities Act and were offered pursuant to an exemption from the registration requirements of the Securities Act provided in Section 4(a)(2) of the Securities Act and Rule 506(b) promulgated thereunder.

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

Amendment to Armistice SPA

On July 7, 2023, we entered into an Amendment to Securities Purchase Agreement (the “Armistice Amendment”) with Armistice Capital Markets Ltd. To delete Section 4.12(a) of our March 23, 2023 Securities Purchase Agreement (the “Armistice SPA”) with Armistice pursuant to which we agreed that from March 23, 2023 until 45 days after the effective date of the Resale Registration Statement (as defined below) we would not (i) issue, enter into any agreement to issue or announce the issuance or proposed issuance of any shares of common stock or Common Stock Equivalents or (ii) file any registration statement or any amendment or supplement thereto, other than the prospectus supplement filed in connection with that offering and the Resale Registration Statement (the “Subsequent Equity Financing Provision”). In consideration of Armistice’s agreement to enter into the Armistice Amendment and delete the Subsequent Equity Financing Provision from the Armistice SPA, we agreed to pay Armistice a fee a $1,000,000 (the “Armistice Amendment Fee”) within two days of the closing of the August 2023 Offering. Additionally, we agreed to include a proposal in our proxy statement for our 2023 Annual Meeting of Stockholders for the purpose of obtaining the approval of the holders of a majority of our outstanding voting common stock, to effectuate the reduction of the exercise price (the “Exercise Price Reduction”) set forth in Section 2(b) of the Common Stock Purchase Warrants issued to Armistice on March 27, 2023 (the “Existing Warrants”) to the per unit public offering price of the August 2023 Offering)or $2.85), in accordance with Nasdaq Rule 5635(d) (the “Shareholder Approval”) with the recommendation of our board of directors that such proposal be approved. We also agreed to solicit proxies from our shareholders in connection therewith in the same manner as all other management proposals in such proxy statement and that all management-appointed proxyholders shall vote their proxies in favor of such proposal. Further, if we did not obtain Shareholder Approval at the first meeting, we agreed to call a meeting every six (6) months thereafter to seek Shareholder Approval until the earlier of the date Shareholder Approval is obtained or the Existing Warrants are no longer outstanding. Until such approval was obtained, the exercise price of the Existing Warrants remained unchanged.

On December 26, 2023, INVO held its 2023 annual meeting of stockholders (the “2023 Annual Meeting”) whereby INVO’s stockholders voted on and approved the Exercise Price Reduction.

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

On March 27, 2023, we closed the RD Offering and March Warrant Placement, raising gross proceeds of approximately $3 million before deducting placement agent fees and other offering expenses payable by us. If the March Warrant is fully exercised for cash, we would receive additional gross proceeds of approximately $3.5 million. We used $383,879 in proceeds to repay a portion of the convertible debenture issued in February 2023 and the remainder of the proceeds were used for working capital and general corporate purposes.

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

On July 27, 2023, we received a letter from the Panel under which they granted our request for continued listing of Nasdaq subject to us demonstrating compliance with the Equity Rule as well as Nasdaq Listing Rule 5550(a)(2) (to maintain a minimum bid price of $1 (the “Price Rule”)) on or before September 29, 2023. The Panel reserved the right to reconsider the terms of this exception based on any event, condition or circumstance that exists or develops that would, in the opinion of the Panel, make continued listing of our securities on Nasdaq inadvisable or unwarranted. In that regard, the Panel advised us that it is a requirement during the exception period we provide prompt notification of any significant events that occur during this time that may affect our compliance with Nasdaq requirements. This includes, but is not limited to, prompt advance notice of any event that may call into question our ability to meet the terms of the exception granted.

On September 27, 2023 the Panel agreed to extend the exception period from September 29, 2023 until November 20, 2023. No additional extensions for compliance under the Equity Rule may be granted by the Panel.

On November 19, 2023, the Company entered into the Share Exchange Agreement with Cytovia for Cytovia’s acquisition of 1,200,000 shares of the Company’s newly designated Series B Preferred Stock in exchange for 163,637 shares of common stock of NAYA held by Cytovia valued at $6,000,000 (the “Share Exchange”). On November 20, 2023, the Company and Cytovia closed on the Share Exchange.

As a result of the Share Exchange and based on the reduction in net loss demonstrated in the Company’s Form 10-Q for the quarter ended September 30, 2023, the ongoing and further expected reduction in certain operating costs, including the end of research and development expenses related to securing FDA clearance for the INVOcell label update, and profits from the operations of our previously-acquired clinic, Wisconsin Fertility Institute, the Company believed its stockholders’ equity was sufficient to maintain its Nasdaq listing.

As part of the year end of fiscal 2023 audit process, and after considering all available evidence to evaluate the realizable value of its investment in the NAYA shares, including the financial condition and near-term prospects of NAYA, the lack of marketability of the shares, and delays experienced with the interim funding commitments by NAYA, the Company determined that it could not provide sufficient support to value the NAYA shares at $6 million and instead valued the shares at $2,172,000, the quoted market value of INVO’s common shares underlying the convertible preferred.

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

In accordance with Nasdaq Listing Rule 5810I(3)(A), we were provided an initial period of 180 calendar days, or until July 10, 2023, to regain compliance with the minimum bid price requirement. If at any time before July 10, 2023, the closing bid price of our common stock closed at or above $1.00 per share for a minimum of 10 consecutive business days, Nasdaq would provide written notification that we have achieved compliance with the minimum bid price requirement, and the matter would be resolved. If we did not regain compliance prior to July 10, 2023, then Nasdaq may grant us a second 180 calendar day period to regain compliance, provided we (i) meet the continued listing requirement for market value of publicly-held shares and all other initial listing standards for The Nasdaq Capital Market, other than the minimum closing bid price requirement, and (ii) notify Nasdaq of its intent to cure the deficiency within such second 180 calendar day period, by effecting a reverse stock split, if necessary.

We were unable to regain compliance by July 10, 2023 and accordingly on July 11, 2023, we received a notice from the Staff that, based upon our non-compliance with the minimum bid price requirement set forth in the Price Rule 5550(a)(2), the Panel will consider such non-compliance in its decision regarding the Company’s continued listing on Nasdaq. We presented our plan to regain compliance with the minimum bid price requirement at our hearing with the Panel on July 6, 2023.

On July 27, 2023, we received a letter from the Panel under which they granted our request for continued listing of Nasdaq subject to us demonstrating compliance with the Equity Rule and the Price Rule on or before September 29. 2023. On August 31, 2023, we received notice from the Panel that we had regained compliance with the Price Rule.

Results of Operations

During fiscal 2023, we accelerated our efforts to transition the Company more toward healthcare services through ownership of fertility clinics. This was highlighted by the August 2023 closing of Wisconsin Fertility Institute, our first acquisition of an existing IVF practice. This Madison Wisconsin-based fertility center was established more than 15 years ago, generates strong revenue and profits, and provides an immediate and substantial impact to our overall operations moving forward. We also believe this first acquisition helps provide a road map and foundation in which to pursue additional acquisitions of established and profitable small practices. Based on terms and acquisition capital availability, we anticipate continuing to actively pursue suitable acquisition targets in order to accelerate our growth objectives.

Our existing operational INVO Centers located in Alabama and Georgia also made progress during fiscal 2023 and we anticipate both will continue to make steady progress in the coming year. Due to international resource constraints by both ourselves and our partner as well as lack of an available local physician resource, we are limiting our efforts at the Mexico clinic pending a final decision, which may include halting services. We will, however, continue to seek additional U.S. opportunities to expand our INVO Center activities over time. In the short-term, we will likely devote more of our efforts toward acquisitions as we believe it provides the ability to more quickly build scale in our operations, which will in turn help support our long-term goals to build INVO centers throughout the U.S. market.

Although we anticipate our clinic operations will dominate our commercial efforts and revenues, we will also continue to work on providing the INVOcell to other existing fertility clinics.

From a broad strategic perspective, our commercialization efforts will continue to focus on the substantial, underserved patient population and on expanding access to advanced fertility treatments. We believe our solutions can help address the key challenges of affordability and capacity to provide care to the vast number of patients that go untreated every year. This represents the major opportunity for INVOcell and the IVC procedure it enables. The fertility industry has and continues to expand, even during the global pandemic. We believe our INVO Center approach adds much needed capacity and affordability, and we expect our acquisition strategy to allow for ART cycle volume increases at existing clinics. As such, we believe both our acquisition and INVO Center strategies align with our key mission to open access to care to the underserved.

The ART market also continues to benefit from a number of industry tailwinds, including 1) the large under-served potential patient population, 2) increasing infertility rates around the world 3) growing awareness and education of fertility treatment options, 4) a growing acceptance of fertility treatment, 5) improvements in procedure techniques and hence improvements in pregnancy success rates, and 6) generally improving insurance (private and public) reimbursement trends.

Comparison of the years ended December 31, 2023 and 2022

Revenues

Revenue for the years ended December 31, 2023 and 2022 was $3.0 million and $0.8 million, respectively. Of the $3.0 million in revenue for the year 2023, $2.9 million was related to clinic revenue from the consolidated Georgia JV and WFI. The increase of approximately $2.2 million, or approximately 267%, was primarily related to revenue from the acquisition of WFI.

Cost of Revenue

Cost of revenue for the years ended December 31, 2023 and 2022 was $1.9 million and $0.9 million, respectively. The increase in our cost of revenue was primarily related to the acquisition of WFI.

Selling, General, and Administrative Expenses

Selling, general and administrative expenses for the years ended December 31, 2023 and 2022 were $7.5 million and $10.0 million, respectively, of which $1.3 million and $2.2 million, respectively, was for non-cash, stock-based compensation expense. The decrease of approximately $2.5 million or 25% was primarily the result of approximately $1.9 million in decreased personnel expenses, approximately $0.7 million in decreased marketing expenses, and approximately $0.2 million in decreased travel & entertainment expenses, and was partially offset by a $0.1 million increase in professional fees and a $0.3 million increase in operational expenses related to WFI.

Research and Development Expenses

We began to fund additional research and development (“R&D”) efforts in 2020 as part of our 5-day label expansion efforts. This effort was completed in June 2023. R&D expenses were $0.2 million and $0.5 million, for the years ended December 31, 2023 and 2022, respectively. The decrease of approximately $0.3 million was primarily related to the completion of our FDA response efforts on the 5-day label expansion in June 2023.

Loss from equity investment

Loss from equity investments for the years ended December 31, 2023 and 2022, was $0.2 million and $0.2 million, respectively.

Interest Expense and Financing Fees

Interest expense and financing fees for the years ended December 31, 2023 and 2022 were $0.9 million and $0.1 million, respectively. The increase of approximately $0.8 million, or approximately 1,387%, was primarily non-cash and due to the debt discount, debt issuance cost and interest on convertible notes.

Income Taxes

As of December 31, 2023, we had unused federal net operating loss carryforwards (“NOLs”) of $32.9 million. These losses expire in various amounts at varying times beginning in 2027 with a portion carrying on indefinitely. Unless expiration occurs, these NOLs may be used to offset future taxable income and thereby reduce our income taxes.

We recorded a valuation allowance against our deferred tax assets at December 31, 2023 and 2022 totaling $11.1 million and $9.3 million, respectively.

Liquidity and Capital Resources

For the years ending December 31, 2023, and 2022, we had net losses of approximately $8.0 million and $10.9 million, respectively. Approximately $2.8 million of the net loss was related to non-cash expenses for the year ended December 31, 2023, compared to $3.0 million for the year ended December 31, 2022. We had negative working capital of approximately $7.0 million as of December 31, 2023, compared to negative working capital of approximately $2.8 million as of December 31, 2022. As of December 31, 2023, we had stockholder’s equity of approximately $0.9 million compared to a stockholder’s deficit of approximately $1.0 million as of December 31, 2022. Cash used in operations for the year of 2023 was approximately $4.8 million, compared to approximately $6.6 million for the year of 2022.

We have been dependent on raising capital through debt and equity financings to secure the cash required to fund our operating expenses and investing activities. During 2022, we received proceeds of approximately $0.8 million from demand notes and net proceeds of approximately $0.3 million for the sale of our common stock. During 2023, we received proceeds of $3.2 million from notes and net proceeds of approximately $5.8 million for the sale of our common stock. Over the next 12 months, our plan includes growing Wisconsin Fertility Institute and pursuing additional IVF clinic acquisitions. Until we can generate a sufficient amount of cash from operations, we will need to raise additional funding to meet our liquidity needs and to execute our business strategy. As in the past, we will seek debt and/or equity financing, which may not be available on reasonable terms, if at all.

Although our audited consolidated financial statements for the year ended December 31, 2023 were prepared under the assumption that we would continue operations as a going concern, the report of our independent registered public accounting firm that accompanies our consolidated financial statements for the year ended December 31, 2023 contains a going concern qualification in which such firm expressed substantial doubt about our ability to continue as a going concern, based on the consolidated financial statements at that time. Specifically, as noted above, we have incurred significant operating losses and we expect to continue to incur significant expenses and operating losses as we continue to acquire existing IVF clinics and the commercialization of our INVOcell solution Prior losses and expected future losses have had, and will continue to have, an adverse effect on our financial condition. If we cannot continue as a going concern, our stockholders would likely lose most or all of their investment in us.

Cash Flows

The following table shows a summary of our cash flows for the year ended December 31:

	2023	2022
Cash (used in) provided by:
Operating activities	(4,755,054)	(6,603,319)
Investing activities	(2,494,879)	(81,217)
Financing activities	7,392,222	1,089,800

Cash Flows from Operating Activities

As of December 31, 2023, we had approximately $0.2 million in cash compared to approximately $0.09 million as of December 31, 2022. Net cash used in operating activities in 2023 was approximately $4.8 million, compared to approximately $6.6 million for the same period in 2022. The decrease in net cash used in operations was primarily due to the decrease in operating expenses.

Cash Flows from Investing Activities

During the year ended December 31, 2023, cash used in investing activities of approximately $2.5 million was primarily related to the acquisition of WFI. During the year ended December 31, 2022, cash used in investing activities of approximately $0.1 million was primarily related to investments in support of our INVO Center joint ventures.

Cash Flows from Financing Activities

During the year ended December 31, 2023, cash provided by financing activities of approximately $7.4 million was related to proceeds from notes and from the sale of common stock. During the year ended December 31, 2022, cash provided by financing activities of approximately $1.1 million was primarily related to proceeds from demand notes and from the sale of common stock.

Financing Activities

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

In July 2023, we received $0.1 million through the issuance of demand notes from a related party, JAG Multi Investments LLC (“JAG”). Our CFO is a beneficiary of JAG but does not have any control over JAG’s investment decisions with respect to INVO.

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

We closed a public offering on August 8, 2023, raising gross proceeds of approximately $4 million before deducting placement agent fees and other offering expenses payable by us. We used(i) $2,150,000 to fund the initial installment of the WFI purchase price (net of a $350,000 holdback) on August 10, 2023; (ii) $1,000,000 to pay Armistice the Armistice Amendment Fee (as defined below); and (iii) $139,849 to repay those certain 8% debentures issued in February 2023, plus accrued interest and fees of approximately $10,911.

On September 29, 2023, we entered into a Revenue Loan and Security Agreement (the “Loan Agreement”) with Decathlon Alpha V LP (the “Lender”) under which the Lender advanced a gross amount of $1,500,000 to the Company (the “RSLA Loan”). The RSLA Loan has a maturity date of June 29, 2028, is payable in fixed monthly installments, as set forth in the Loan Agreement, and may be prepaid without penalty at any time. The installments include an interest factor that varies based on when the RSLA Loan is fully repaid and is based on a minimum amount that increases from thirty five percent (35%) of the RSLA Loan principal if fully repaid in the first six months to 100% of the RSLA Loan principal if fully repaid after 30 months from the RSLA Loan’s effective date.

On December 29, 2023, the Company entered into a securities purchase agreement (the “SPA”) with NAYA for NAYA’s purchase of 1,000,000 shares of the Company’s Series A Preferred Stock at a purchase price of $5.00 per share. The parties agreed that NAYA’s purchases will be made in tranches in accordance with the Minimum Interim Pipe Schedule. The SPA contains customary representations, warranties and covenants of the Company and NAYA. On January 4, 2024, the Company and NAYA closed on 100,000 shares of Series A Preferred Stock in the first tranche of this private offering for gross proceeds of $500,000. On April 15, 2024, the Company and NAYA closed on additional 61,200 shares of Series A Preferred Stock for additional gross proceeds of $306,000.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of INVO Bioscience, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of INVO Bioscience, Inc. (the Company) as of December 31, 2023 and 2022, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered net losses from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are discussed in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Transactions and Improper Revenue Recognition

As discussed in Note 1 to the consolidated financial statements, the Company recognizes revenue on arrangements in accordance with ASC 606, Revenue from Contracts with Customers. The core principle of ASC 606 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASC 606 requires companies to assess their contracts to determine the timing and amount of revenue to recognize under the revenue standard. The model has a five-step approach:

Identify the contract with the customer.

Identify the performance obligations in the contract.

Determine the total transaction price.

Allocate the total transaction price to each performance obligation in the contract.

Recognize as revenue when (or as) each performance obligation is satisfied.

Auditing management’s evaluation of revenue from contracts with customers involves significant judgment, given the fact that the agreements require management’s evaluation, identification of the contract and the performance obligation, the total transaction price and the allocation of the total transaction price, the determination of when the performance obligation is satisfied, and consideration that revenue is an inherent fraud risk.

To evaluate the appropriateness and accuracy of the assessment by management, we evaluated management’s assessment in relationship to the relevant agreements.

/s/ M&K CPAS, PLLC

M&K CPAS, PLLC

PCAOB ID: 2738

We have served as the Company’s auditor since 2019.

The Woodlands, TX

April 16, 2024

INVO BIOSCIENCE, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2023	2022
ASSETS
Current assets
Cash	$232,424	$90,135
Accounts receivable	140,550	77,149
Inventory	264,507	263,602
Prepaid expenses and other current assets	622,294	190,201
Total current assets	1,259,775	621,087
Property and equipment, net	826,418	436,729
Lease right of use	5,740,929	1,808,034
Intangible assets, net	4,093,431	-
Goodwill	5,878,986	-
Investment in NAYA	2,172,000	-
Equity investments	916,248	1,237,865
Total assets	$20,887,787	$4,103,715

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued liabilities	$2,330,381	$1,349,038
Accrued compensation	722,251	946,262
Notes payable - current portion, net	629,920	100,000
Notes payable - related party, net	880,000	662,644
Deferred revenue	408,769	119,876
Lease liability, current portion	397,554	231,604
Additional payments for acquisition, current portion	2,500,000	-
Other current liabilities	350,000	-
Total current liabilities	8,218,875	3,409,424
Lease liability, net of current portion	5,522,090	1,669,954
Notes payable – net of current portion	1,253,997	-
Deferred tax liability	-	1,949
Additional payments for acquisition, net of current portion	5,000,000	-
Total liabilities	19,994,962	5,081,327

Stockholders’ equity (deficit)
Series B Preferred Stock, $5.00 par value; 1,200,000 shares authorized; 1,200,000 and 0 issued and outstanding as of December 31, 2023 and 2022, respectively.	6,000,000	-
Common Stock, $.0001 par value; 50,000,000 shares authorized; 2,492,531 and 608,611 issued and outstanding as of December 31, 2023 and 2022, respectively	249	61
Additional paid-in capital	52,710,721	48,805,860
Accumulated deficit	(57,818,145)	(49,783,533)
Total stockholders’ equity (deficit)	892,825	(977,612)
Total liabilities and stockholders’ equity (deficit)	$20,887,787	$4,103,715

The accompanying notes are an integral part of these consolidated financial statements.

INVO BIOSCIENCE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2023	2022
Revenue:
Clinic revenue	2,862,574	614,854
Product revenue	158,001	207,342
Total revenue	3,020,575	822,196
Operating expenses:
Cost of revenue	1,934,437	850,770
Selling, general and administrative expenses	7,486,454	9,976,563
Research and development expenses	165,945	544,043
Depreciation and amortization	200,894	77,301
Total operating expenses	9,787,730	11,448,677
Loss from operations	(6,767,155)	(10,626,481)
Other income (expense):
Loss from equity method joint ventures	(60,270)	(200,558)
Impairment from equity method joint venture	(89,794)	-
Loss from debt extinguishment	(163,278)	-
Interest income	-	308
Interest expense	(925,909)	(59,445)
Foreign currency exchange loss	(420)	(3,463)
Total other expenses	(1,239,671)	(263,158)
Net loss before income taxes	(8,006,826)	(10,889,639)
Provision for income taxes	27,786	2,872
Net loss	$(8,034,612)	$(10,892,511)
Net loss per common share:
Basic	(5.13)	(17.97)
Diluted	(5.13)	(17.97)
Weighted average number of common shares outstanding:
Basic	1,565,951	606,130
Diluted	1,565,951	606,130

The accompanying notes are an integral part of these consolidated financial statements.

INVO BIOSCIENCE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Preferred Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balances, December 31, 2021	596,457	$60	0	$0	$46,201,642	$(38,891,022)	$7,310,680
Common stock issued to directors and employees	4,360	-	-	-	484,807	-	484,807
Common stock issued for services	3,063	-	-	-	123,211	-	123,211
Proceeds from the sale of common stock, net of fees and expenses	4,731	1	-	-	289,800	-	289,801
Stock options issued to directors and employees as compensation	-	-	-	-	1,616,400	-	1,616,400
Warrants issued with notes payable	-	-	-	-	90,000	-	90,000
Net Loss	-	-	-	-	-	(10,892,511)	(10,892,511)
Balances, December 31, 2022	608,611	$61	-	$-	$48,805,860	$(49,783,533)	(977,612)

Common stock issued to directors and/or employees	4,269	-	-	-	56,936	-	56,936
Common stock issued for services	50,817	5	-	-	287,445	-	287,450
Preferred stock issued	-	-	1,200,000	6,000,000	(3,828,000)	-	2,172,000
Proceeds from the sale of common stock, net of fees and expenses	1,617,500	161	-	-	5,701,784	-	5,701,945
Common stock issued for liability settlement	16,250	2	-	-	65,196	-	65,198
Common stock issued with notes payable	4,167	1	-	-	56,313	-	56,314
Options exercised for cash	297	-	-	-	2,375	-	2,375
Warrants exercised (cashless)	43,985	4	-	-	(4)	-	-
Prefunded warrant exercise	146,500	15	-	-	23,039	-	23,054
Stock options issued to directors and employees as compensation	-	-	-	-	1,049,109	-	1,049,109
Warrants issued with notes payable	-	-	-	-	490,668	-	490,668
Rounding for reverse split	135	-	-	-	-	-	-
Net loss	-	-	-	-	-	(8,034,612)	(8,034,612)
Balances, December 31, 2023	2,492,531	249	1,200,000	6,000,000	52,710,721	(57,818,145)	892,825

The accompanying notes are an integral part of these consolidated financial statements.

INVO BIOSCIENCE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(8,034,612)	$(10,892,511)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash stock compensation issued for services	287,450	123,211
Non-cash stock compensation issued to directors and/or employees	56,936	484,807
Fair value of stock options issued to employees	1,049,109	1,616,401
Non-cash compensation for services	180,000	120,000
Amortization of discount on notes payable	720,128	52,644
Loss on impairment of intangible assets	-	132,227
Loss from equity method investment	60,270	200,558
Impairment from equity method joint venture	89,794	-
Loss from debt extinguishment	163,278	-
Depreciation and amortization	200,894	77,301
Changes in assets and liabilities:
Accounts receivable	(63,401)	(26,679)
Inventory	(905)	24,171
Prepaid expenses and other current assets	(432,093)	92,550
Accounts payable and accrued expenses	924,678	904,060
Accrued compensation	(224,011)	364,573
Deferred revenue	288,893	113,976
Other current liabilities	(226,568)	-
Leasehold liability	85,191	7,026
Accrued interest	121,864	1,556
Deferred tax liabilities	(1,949)	810
Net cash used in operating activities	(4,755,054)	(6,603,319)
Cash used in investing activities:
Payments to acquire property, plant, and equipment	(444,722)	(10,785)
Payments to acquire intangible assets	-	(1,943)
Investment in joint ventures	(8,447)	(68,489)
Payment for acquisitions	(2,041,710)	-
Net cash used in investing activities	(2,494,879)	(81,217)
Cash from financing activities:
Proceeds from notes payable	3,060,250	100,000
Proceeds from notes payable – related parties	100,000	700,000
Proceeds from the sale of common stock, net of offering costs	5,701,948	289,800
Proceeds from warrant exercise	23,051	-
Proceeds from option exercise	2,375	-
Principal payments on notes payable	(1,495,402)	-
Net cash provided by financing activities	7,392,222	1,089,800
Increase in cash and cash equivalents	142,289	(5,594,736)
Cash and cash equivalents at beginning of period	90,135	5,684,871
Cash and cash equivalents at end of period	$232,424	$90,135

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$9,640	$-
Taxes	$-	$800
Noncash activities:
Fair value of warrants issued with debt	$490,668	$90,000
Fair value of common stock issued with debt	$56,314	$-
Fair value of shares issued for settlement of liability	$65,198	$-
Initial ROU asset and lease liability	$4,269,881	$-
Fair value of Series B preferred shares issued in exchange for shares of NAYA common stock	$2,172,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

INVO BIOSCIENCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

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

The Company considers events or transactions that have occurred after the consolidated balance sheet date of December 31, 2023, but prior to the filing of the consolidated financial statements with the SEC in this Annual Report on Form 10-K, to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure, as applicable. Subsequent events have been evaluated through the date of the filing of this Annual Report on Form 10-K.

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

Long- Lived Assets

Long-lived assets and certain identifiable assets related to those assets are periodically reviewed for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable. If the non-discounted future cash flows of the asset are less than their carrying amount, their carrying amounts are reduced to the fair value and an impairment loss recognized. There was no impairment recorded during the year ended December 31, 2023, and an impairment of $132,227 recorded during the year ended December 31, 2022.

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

Concentration of Credit Risk

Cash includes amounts deposited in financial institutions in excess of insurable Federal Deposit Insurance Corporation (“FDIC”) limits. As of December 31, 2023, the Company did not have cash balances in excess of FDIC limits.

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

Loss Per Share

Basic loss per share calculations are computed by dividing net loss by the weighted-average number of common shares outstanding. Diluted earnings per share are computed similar to basic earnings per share except that the denominator is increased to include potentially dilutive securities. The Company’s diluted loss per share is the same as the basic loss per share for the years ended December 31, 2023, and 2022, as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

	Year Ended December 31,
	2023	2022
Net loss (numerator)	$(8,034,612)	$(10,892,511)
Basic and diluted weighted-average number of common shares outstanding (denominator)	1,565,951	606,130
Basic and diluted net loss per common share	(5.13)	(17.97)

The Company has excluded the following dilutive securities from the calculation of fully diluted shares outstanding because the result would have been anti-dilutive:

	As of December 31,
	2023	2022
Options	106,753	64,850
Convertible notes and interest	42,416	-
Convertible preferred shares	1,200,000	-
Unit purchase options and warrants	3,493,269	30,508
Total	4,842,438	95,358

Recently Adopted Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements, and does not believe the future adoption of any such pronouncements will have a material impact on its financial condition or the results of its operations.

Note 2 – Liquidity

Historically, the Company has funded its cash and liquidity needs through revenue collection, equity financings, notes, and convertible notes. For the years ended December 31, 2023 and 2022, the Company incurred a net loss of approximately $8.0 million and $10.9 million, respectively, and has an accumulated deficit of approximately $57.8 million as of December 31, 2023. Approximately $2.8 million of the net loss was related to non-cash expenses for the year ended December 31, 2023, compared to $3.0 million for the year ended December 31, 2022.

The Company has been dependent on raising capital through debt and equity financings to meet its needs for cash used in operating and investing activities. During 2022, the Company received proceeds of $0.8 million from demand notes and net proceeds of approximately $0.3 million for the sale of its common stock. During 2023, the Company received proceeds of $3.2 million from notes and net proceeds of approximately $5.7 million for the sale of its common stock. Over the next 12 months, the Company’s plan includes growing the Wisconsin Fertility Institute and pursuing additional IVF clinic acquisitions. Until the Company can generate positive cash from operations, it will need to raise additional funding to meet its liquidity needs and to execute its business strategy. As in the past, the Company will seek debt and/or equity financing, which may not be available on reasonable terms, if at all.

Although the Company’s audited consolidated financial statements for the year ended December 31, 2023 were prepared under the assumption that it would continue operations as a going concern, the report of the Company’s independent registered public accounting firm that accompanies the Company’s consolidated financial statements for the year ended December 31, 2023 contains a going concern qualification in which such firm expressed substantial doubt about the Company’s ability to continue as a going concern, based on the consolidated financial statements at that time. Specifically, as noted above, the Company has incurred significant operating losses and the Company expects to continue to incur significant expenses and operating losses as it continues to ramp up the commercialization of INVOcell and develop new INVO Centers. These prior losses and expected future losses have had, and will continue to have, an adverse effect on the Company’s financial condition. If the Company cannot continue as a going concern, its stockholders would likely lose most or all of their investment in the Company.

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

The Company’s consolidated financial statements for the year ended December 31, 2023 include WFI’s results of operations. For the year ended December 31, 2023, WFI’s results of operations are included from the acquisition date of August 10, 2023 through December 31, 2023. The Company’s consolidated financial statements reflect the preliminary purchase accounting adjustments in accordance with ASC 805 “Business Combinations”, whereby the purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values on the acquisition date.

The following allocation of the purchase price is as follows:

Consideration given:
Cash	2,150,000
Holdback	350,000
Additional payments	7,500,000
10,000,000

Assets and liabilities acquired:
FLOW intercompany receivable	528,756
Accounts receivable	214,972
Property and equipment, net	25,292
Other current assets	56,274
Tradename	253,000
Noncompetition agreement	3,961,000
Goodwill	5,878,986
Deferred revenue	(389,524)
WFRSA intercompany note	(528,756)
10,000,000

Pro Forma Financial Information

The following unaudited pro forma consolidated results of operations for the years ended December 31, 2023 and 2022 assume the acquisition was completed on January 1, 2022:

	Year Ended December 31,
	2023	2022
Pro forma revenue	6,228,171	6,201,871
Pro forma net loss	(7,123,212)	(9,208,504)

Pro forma data does not purport to be indicative of the results that would have been obtained had these events actually occurred at the beginning of the periods presented and is not intended to be a projection of future results. The share and per share data have been retroactively reflected for the acquisition.

As of December 31, 2023, the Company has $259,407 in undeposited funds held in reserve that it intends to use towards the Holdback amount once it becomes due.

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

The Bloom Agreement provides Bloom with a “profits interest” in the Georgia JV and, in connection with such profits interest, states that profits and losses be allocated to its members based on a hypothetical liquidation of the Georgia JV. In such a scenario, liquidation proceeds would be distributed in the following order: (a) to INVO CTR until the difference between its capital contributions and distributions (the “Hurdle Amount”) equals $0; (b) to Bloom until its distributions equal 150% of the liquidation amounts distributed to INVO CTR (a “catch-up” to rebalance the distributions between members); and (c) thereafter on a pro rata basis. The Georgia JV had no assets or liabilities at the time the units were issued, and, as of December 31, 2023, INVO CTR had made capital contributions greater than the net loss of the Georgia JV. As such, the entire net loss was allocated to INVO CTR, and no loss was allocated to the noncontrolling interest of Bloom.

The Georgia JV opened to patients on September 7, 2021.

The Company determined the Georgia JV is a VIE, and that the Company is its primary beneficiary because the Company has an obligation to absorb losses that are potentially significant and the Company controls the majority of the activities that impact the Georgia JV’s economic performance, specifically control of the INVOcell and lab services quality management. As a result, the Company consolidated the Georgia JV’s results with its own. As of December 31, 2023, the Company invested $0.9 million in the Georgia JV in the form of capital contributions as well as $0.5 million in the form of a note. For the years ended December 31, 2023 and 2022, the Georgia JV recorded net losses of $0.2 million and $0.6 million, respectively. Noncontrolling interest in the Georgia JV was $0.

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

The Alabama JV opened to patients on August 9, 2021.

The Company determined the Alabama JV is a VIE, and that there is no primary beneficiary. As a result, the Company uses the equity method to account for its interest in the Alabama JV. As of December 31, 2023, the Company invested $1.4 million in the Alabama JV in the form of a note. For the years ended December 31, 2023 and 2022, the Alabama JV recorded net losses of $0.03 million and $0.3 million, respectively, of which the Company recognized losses from equity method investments of $0.02 million and $0.2 million, respectively.

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

The Mexico JV opened to patients on November 1, 2021.

The Company determined the Mexico JV is a VIE, and that there is no primary beneficiary. As a result, the Company uses the equity method to account for its interest in the Mexico JV. As of December 31, 2023, the Company invested $0.1 million in the Mexico JV. For the years ended December 31, 2023 and 2022, the Mexico JV recorded net losses of $0.1 million and $0.1 million, respectively, of which the Company recognized a loss from equity method investments of $0.04 million and $0.05 million, respectively. As of December 31, 2023 the Company determined that this investment is impaired and recognized an impairment of $0.09 million.

The following table summarizes our investments in unconsolidated VIEs:

			Carrying Value as of
	Location	Percentage Ownership	December 31, 2023	December 31, 2022
HRCFG INVO, LLC	Alabama, United States	50%	$916,248	1,106,905
Positib Fertility, S.A. de C.V.	Mexico	33%	-	130,960
Total investment in unconsolidated VIEs			$916,248	1,237,865

Earnings from investments in unconsolidated VIEs were as follows:

	Year Ended December 31,
	2023	2022
HRCFG INVO, LLC	$(16,293)	(154,954)
Positib Fertility, S.A. de C.V.	(43,977)	(45,604)
Total earnings from unconsolidated VIEs	$(60,270)	(200,558)

The following tables summarize the combined unaudited financial information of our investments in unconsolidated VIEs:

	Year Ended December 31,
	2023	2022
Statements of operations:
Operating revenue	$1,484,359	1,071,851
Operating expenses	(1,648,890)	(1,565,558)
Net loss	$(164,531)	(493,707)

	December 31, 2023	December 31, 2022
Balance sheets:
Current assets	$288,369	267,502
Long-term assets	1,026,873	1,094,490
Current liabilities	(510,091)	(396,619)
Long-term liabilities	(123,060)	(107,374)
Net assets	$682,091	857,999

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

The following table summarizes the Company’s transactions with VIEs:

	Year Ended December 31,
	2023	2022
Bloom Invo, LLC
INVOcell revenue	$24,000	13,500
Unconsolidated VIEs
INVOcell revenue	$6,315	30,000

The Company had balances with VIEs as follows:

	December 31, 2023	December 31, 2022
Bloom Invo, LLC
Accounts receivable	$31,500	13,500
Notes payable	482,656	468,031
Unconsolidated VIEs
Accounts receivable	$15,000	46,310

Note 6 – Inventory

Components of inventory are:

	December 31, 2023	December 31, 2022
Raw materials	$53,479	$68,723
Finished goods	211,028	194,879
Total inventory	$264,507	$263,602

Note 7 – Property and Equipment

The estimated useful lives and accumulated depreciation for equipment are as follows as of December 31, 2023, and December 31, 2022:

Estimated Useful Life
Manufacturing equipment	6 to 10 years
Medical equipment	10 years
Office equipment	3 to 7 years

	December 31, 2023	December 31, 2022
Manufacturing equipment	$132,513	$132,513
Medical equipment	303,943	283,065
Office equipment	85,404	77,601
Leasehold improvements	538,151	96,817
Less: accumulated depreciation	(233,593)	(153,267)
Total equipment, net	$826,418	$436,729

During each of the years ended December 31, 2023, and 2022, the Company recorded depreciation expense of $80,325 and $75,492, respectively.

Note 8 – Intangible Assets & Goodwill

Components of intangible assets are as follows:

	December 31, 2023	December 31, 2022
Tradename	$253,000	$-
Noncompetition agreement	3,961,000	-
Goodwill	5,878,986	-
Less: accumulated amortization	(120,569)	-
Total intangible assets	$9,972,417	$-

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

During the years ended December 31, 2023, and 2022, the Company recorded amortization expenses related to patents of $0 and $1,809, respectively.

The trademarks have an indefinite life and therefore are not amortized. Trademarks are periodically reviewed for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable. The Company fully impaired its trademarks related to the INVO name as of December 31, 2022.

As part of the acquisition of Wisconsin Fertility Institute, that closed on August 10, 2023, the Company acquired tradename valued at $253,000, noncompetition agreements valued at $3,961,000 and goodwill of $5,878,986 which includes assembled workforce valued at $34,000. The tradename was deemed to have a useful life of 10 years. The noncompetition agreements were deemed to have a useful life of 15 years.

Goodwill has an indefinite useful life and is therefore not amortized.The Company reviewed and found no indicators for impairment of the intangible assets related to the acquisition of Wisconsin Fertility Institute as of December 31, 2023.

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

As of December 31, 2023, the Company’s lease components included in the consolidated balance sheet were as follows:

Lease component	Balance sheet classification	December 31, 2023
Assets
ROU assets - operating lease	Other assets	$5,740,929
Total ROU assets		$5,740,929

Liabilities
Current operating lease liability	Current liabilities	$397,554
Long-term operating lease liability	Other liabilities	5,522,090
Total lease liabilities		$5,919,644

Future minimum lease payments as of December 31, 2023 were as follows:

2024	616,158
2025	622,676
2026	638,469
2027	632,152
2028 and beyond	5,311,766
Total future minimum lease payments	$7,821,221
Less: Interest	(1,901,577)
Total operating lease liabilities	$5,919,644

Note 10 – Notes Payable

Notes payables consisted of the following:

	December 31, 2023	December 31, 2022
Note payable. 35% - 100 % cumulative interest. Matures on June 29, 2028	$1,451,244	$-
Related party demand notes with a 10% financing fee. 10% annual interest from issuance. Notes are callable starting March 31, 2023	880,000	770,000
Convertible notes. 10% annual interest. Conversion price of $2.25	410,000	100,000
Cash advance agreement	287,604	-
Less debt discount and financing costs	$(264,932)	$(107,356)
Total, net of discount	2,763,916	762,644

Related Party Demand Notes

In the fourth quarter of 2022, the Company received $550,000 through the issuance of five demand notes (the “JAG Notes”) from a related party, JAG Multi Investments LLC (“JAG”). The Company’s Chief Financial Officer is a beneficiary of JAG but does not have any control over JAG’s investment decisions with respect to the Company. The JAG Notes accrue 10% annual interest from their respective dates of issuance. At maturity, the Company agreed to pay outstanding principal, a 10% financing fee and accrued interest. On July 10, 2023, the Company received an additional $100,000 from JAG through the issuance of an additional demand note.

In consideration for subscribing to the JAG Note for $100,000 dated December 29, 2022, and for agreeing to extend the date on which the other JAG Notes are callable to March 31, 2023, the Company issued JAG a warrant to purchase 17,500 shares of Common Stock. The warrant may be exercised for a period of five (5) years from issuance at a price of $10.00 per share. The financing fees for said JAG Note and the fair value of the warrant issued were capped at the total proceeds. The relative fair value of the warrant was recorded as a debt discount and as of December 31, 2023 the Company had fully amortized the discount. On July 10, 2023 JAG agreed to extend the date on which the JAG Notes are callable to September 30, 2023.

In the fourth quarter of 2022, the Company received $200,000 through the issuance of demand promissory notes of which (1) $100,000 was received from its Chief Executive Officer ($60,000 on November 29, 2022, $15,000 on December 2, 2022, and $25,000 on December 13, 2022) and (2) $100,000 was received from an entity controlled by its Chief Financial Officer ($75,000 on November 29, 2022 and $25,000 on December 13, 2022). These notes accrue 10% annual interest accrues from the date of issuance. These notes are callable with 10 days prior written notice. At maturity, the Company agreed to pay outstanding principal, a 10% financing fee and accrued interest.

The financing fees for all demand notes were recorded as a debt discount and as of December 31, 2023 the Company had fully amortized the discount.

For the year ended December 31, 2023, the Company incurred $75,889 in interest related to these demand notes.

Jan and March 2023 Convertible Notes

In January and March 2023, the Company issued $410,000 of convertible notes (“Q1 23 Convertible Notes”), for $310,000 in cash and the conversion of $100,000 of demand notes from the fourth quarter of 2022. These convertible notes were issued with fixed conversion prices of $10.00 (for the $275,000 issued in January 2023) and $12.00 (for the $135,000 issued in March 2023) and (ii) 5-year warrants to purchase 19,375 shares of the Common Stock at an exercise price of $20.00.

The cumulative fair value of the warrants at issuance was $132,183. This was recognized as a debt discount and will to be amortized on a straight-line basis over the life of the respective notes. For the year ending December 31, 2023 the Company amortized $132,183 of the debt discount and as of December 31, 2023 was fully amortized.

Interest on these notes accrues at a rate of ten percent (10%) per annum and is payable at the holder’s option either in cash or in shares of Common Stock at the conversion price set forth in the notes on December 31, 2023, unless converted earlier. For the year ended December 31, 2023 the Company incurred $38,411 in interest related to these convertible notes.

All amounts due under these notes are convertible at any time after the issuance date, in whole or in part (subject to rounding for fractional shares), at the option of the holders into the Common Stock at a fixed conversion price for the notes as described above.

As of December 27, 2023, the Company secured written consent by the note holders of the Q1 23 Convertible Notes for the maturity date to be extended to June 30, 2024. As an incentive for the Q1 23 Convertible Note holders to approve the extension, the Company agreed to lower both the Q1 23 Convertible Notes fixed conversion price and the related warrant exercise price to $2.25. The maturity date extension and the conversion and exercise price reduction applies to all Q1 23 Convertible Notes. As the terms for the note were deemed substantial different, the Company recognized a $163,278 loss from debt extinguishment related to the change in terms.

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

The cumulative fair value of the warrants at issuance was $291,207. This was recognized as a debt discount and will be amortized on a straight-line basis over the life of the respective notes. For the year ended December 31, 2023 the Company amortized $347,520 of the debt discount and as of December 31, 2023 the Company had fully amortized the discount.

Pursuant to the February Debentures, interest on the February Debentures accrued at a rate of eight percent (8%) per annum payable at maturity, one year from the date of the February Debentures. For the year ended December 31, 2023 the Company incurred $9,640 in interest on the February Debentures.

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

The financing fees were recorded as a debt discount. For the year ended December 31, 2023 the Company amortized $122,279 of the debt discount and as of December 31, 2023 had a remaining debt discount balance of $250,721.

Revenue Loan and Security Agreement

On September 29, 2023, the Company, Steven Shum, as a Key Person, and the Company’s wholly-owned subsidiaries Bio X Cell, Inc, INVO CTR, Wood Violet Fertility LLC, FLOW and Orange Blossom Fertility LLC as guarantors (the “Guarantors”), entered into a Revenue Loan and Security Agreement (the “Loan Agreement”) with Decathlon Alpha V LP (the “Lender”) under which the Lender advanced a gross amount of $1,500,000 to the Company (the “RSLA Loan”). The RSLA Loan has a maturity date of June 29, 2028, is payable in fixed monthly installments, as set forth in the Loan Agreement, and may be prepaid without penalty at any time. The installments include an interest factor that varies based on when the RSLA Loan is fully repaid and is based on a minimum amount that increases from thirty five percent (35%) of the RSLA Loan principal, if fully repaid in the first six months, to one hundred percent (100%) of the RSLA Loan principal, if fully repaid after 30 months from the RSLA Loan’s effective date.

The financing fees for the RSLA Loan were recorded as a debt discount. For the year ended December 31, 2023, the Company amortized $790 of the debt discount and as of December 31, 2023 had a remaining debt discount balance of $14,211. For the year ended December 31, 2023 the Company incurred $41,244 in interest related to the RSLA Loan.

Note 11 – Related Party Transactions

In the fourth quarter of 2022, the Company received $700,000 through the issuance of demand notes from related parties, as follows: (a) $500,000 from JAG; (b) $100,000 from our Chief Executive Officer; and (c) $100,000 from our Chief Financial Officer. On July 10, 2023, the Company received an additional $100,000 through the issuance of a demand note from JAG. The Company’s Chief Financial Officer is a beneficiary of JAG but does not have any control over JAG’s investment decisions with respect to the Company. See Note 10 of the Notes to Consolidated Financial Statements for additional information.

As of December 31, 2023 the Company owed accounts payable to related parties totaling $228,907, primarily related to unpaid employee expense reimbursements and unpaid board fees.

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

Series A Preferred Stock

On November 20, 2023, the Company filed with the Nevada Secretary of State a Certificate of Designation of Series A Convertible Preferred Stock (the “Series A Certificate of Designation”) which sets forth the rights, preferences, and privileges of the Series A Preferred Stock (the “Series A Preferred”). One million (1,000,000) shares of Series A Preferred with a stated value of $5.00 per share were authorized under the Series A Certificate of Designation.

Each share of Series A Preferred has a stated value of $5.00, which is convertible into shares of the Company’s common stock (the “Common Stock”) at a fixed conversion price equal to $2.20 per share, subject to adjustment. The Company may not effect the conversion of any shares of Series A Preferred if, after giving effect to the conversion or issuance, the holder, together with its affiliates, would beneficially own more than 9.99% of the Company’s outstanding Common Stock. Moreover, the Company may not effect the conversion of any shares of Series A Preferred if, after giving effect to the conversion or issuance, the holder, together with its affiliates, would beneficially own more than 19.99% of the Company’s outstanding Common Stock unless and until the Company receives the approval required by the applicable rules and regulations of The Nasdaq Stock Market LLC (or any subsequent trading market).

Each share of Series A Preferred stock shall automatically convert into Common Stock upon the closing of a merger (the “Merger”) of INVO Merger Sub Inc., a wholly owned subsidiary of the Company and a Delaware corporation (“Merger Sub”), with and into NAYA Biosciences, Inc., a Delaware corporation (“NAYA”) pursuant to an Agreement and Plan of Merger, as amended, by and among the Company, Merger Sub, and NAYA (the “Merger Agreement”).

The holders of Series A Preferred shall be entitled to receive a pro-rata portion, on an as-if converted basis, of any dividends payable on Common Stock.

In the event of any voluntary or involuntary liquidation, dissolution, or winding up, or sale of the Company (other than the Merger), each holder of Series A Preferred shall be entitled to receive its pro rata portion of an aggregate payment equal to (i) $5.00, multiplied by (ii) the total number of shares of Series A Preferred Stock issued under the Series A Certificate of Designation.

Other than those rights provided by law, the holders of Series A Preferred shall not have any voting rights.

On December 29, 2023, the Company entered into securities purchase agreement (the “Preferred Series A SPA”) with NAYA for the purchase of 1,000,000 shares of the Company’s Series A Preferred Stock at a purchase price of $5.00 per share. The parties agreed that NAYA’s purchases will be made in tranches in accordance with the following schedule: (1) $500,000 no later than Dec 29, 2023; (2) $500,000 no later than January 19, 2024; (3) $500,000 no later than February 2, 2024; (4) $500,000 no later than February 16, 2024; and (5) an additional amount as may be required prior to closing of the previously announced merger by and among the Company, INVO Merger Sub, Inc. and NAYA, and to be determined in good faith by the parties to adequately support the Company’s fertility business activities per an agreed forecast, as well as for a period of twelve (12) months post-closing including a catch-up on the Company’s past due accrued payables still outstanding. The Preferred Series A SPA contains customary representations, warranties and covenants of the Company and NAYA.

On January 4, 2024, the Company and NAYA closed on 100,000 shares of Series A Preferred Stock in the first tranche of this private offering for gross proceeds of $500,000. On April 15, 2024, the Company and NAYA closed on additional 61,200 shares of Series A Preferred Stock for additional gross proceeds of $306,000.

Series B Preferred Stock

On November 20, 2023, the Company filed with the Nevada Secretary of State a Certificate of Designation of Series B Convertible Preferred Stock (the “Series B Certificate of Designation”) which sets forth the rights, preferences, and privileges of the Series B Preferred Stock (the “Series B Preferred”). One million two hundred (1,200,000) shares of Series B Preferred with a stated value of $5.00 per share were authorized under the Series B Certificate of Designation.

Each share of Series B Preferred has a stated value of $5.00, which is convertible into shares of the Company’s common stock (the “Common Stock”) at a fixed conversion price equal to $5.00 per share, subject to adjustment. The Company may not effect the conversion of any shares of Series B Preferred if, after giving effect to the conversion or issuance, the holder, together with its affiliates, would beneficially own more than 19.99% of the Company’s outstanding Common Stock unless and until the Company receives the approval required by the applicable rules and regulations of Nasdaq (or any subsequent trading market).

Each share of Series B Preferred stock shall automatically convert into Common Stock upon the closing of the Merger.

The holders of Series B Preferred shall be entitled to receive a pro-rata portion, on an as-if converted basis, of any dividends payable on Common Stock.

In the event of any voluntary or involuntary liquidation, dissolution, or winding up, or sale of the Company (other than the previously announced merger with NAYA), each holder of Series B Preferred shall be entitled to receive its pro rata portion of an aggregate payment equal to (i) $5.00, multiplied by (ii) the total number of shares of Series B Preferred Stock issued under the Series B Certificate of Designation.

Other than those rights provided by law, the holders of Series B Preferred shall not have any voting rights.

On November 19, 2023, the Company entered into a share exchange agreement (the “Share Exchange Agreement”) with Cytovia Therapeutics Holdings, Inc., a Delaware corporation (“Cytovia”) for Cytovia’s acquisition of 1,200,000 shares of the Company’s newly designated Series B Preferred Stock in exchange for 163,637 shares of common stock of NAYA held by Cytovia (the “Share Exchange”). On November 20, 2023, the Company and Cytovia closed on the exchange of shares. As of December 31, 2023, the Company owns approximately 6.5% of the outstanding shares of NAYA’s common stock and had no significant control over NAYA therefore the asset is accounted for using the fair value method.

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

The August 2023 Offering was facilitated by the Company entering into an Amendment to Securities Purchase Agreement on July 7, 2023 (the “Armistice Amendment”) with Armistice Capital Markets Ltd. to delete Section 4.12(a) of our March 23, 2023 Securities Purchase Agreement (the “Armistice SPA”) with Armistice pursuant to which we agreed that from March 23, 2023 until 45 days after the effective date of the Resale Registration Statement (as defined below) we would not (i) issue, enter into any agreement to issue or announce the issuance or proposed issuance of any shares of Common Stock or Common Stock Equivalents or (ii) file any registration statement or any amendment or supplement thereto, other than the prospectus supplement filed in connection with that offering and the Resale Registration Statement (the “Subsequent Equity Financing Provision”). In consideration of Armistice’s agreement to enter into the Armistice Amendment and delete the Subsequent Equity Financing Provision from the Armistice SPA, we agreed to pay Armistice a fee a $1,000,000 (the “Armistice Amendment Fee”) within two days of the closing of the August 2023 Offering. Additionally, we agreed to include a proposal in our proxy statement for our 2023 Annual Meeting of Stockholders for the purpose of obtaining the approval of the holders of a majority of our outstanding voting common stock, to effectuate the reduction of the exercise price (the “Exercise Price Reduction”) set forth in Section 2(b) of the Common Stock Purchase Warrants issued to Armistice on March 27, 2023 (the “Existing Warrants”) to the per unit public offering price of the August 2023 Offering (or $2.85), in accordance with Nasdaq Rule 5635(d) (the “Shareholder Approval”) with the recommendation of our board of directors that such proposal be approved. We also agreed to solicit proxies from our shareholders in connection therewith in the same manner as all other management proposals in such proxy statement and that all management-appointed proxyholders shall vote their proxies in favor of such proposal. Further, if we did not obtain Shareholder Approval at the first meeting, we agree to call a meeting every six (6) months thereafter to seek Shareholder Approval until the earlier of the date Shareholder Approval is obtained or the Existing Warrants are no longer outstanding. Until such approval is obtained, the exercise price of the Existing Warrants will remain unchanged. At the annual meeting on December 26, 2023, Company shareholders approved the Exercise Price Reduction.

Year Ended December 31, 2023

During 2023, the Company issued 4,269 shares of Common Stock to employees and directors and 22,202 shares of Common Stock to consultants with a fair value of $56,936 and $124,476, respectively. The shares were issued under the Company’s 2019 Stock Incentive Plan (the “2019 Plan”).

During 2023, the Company issued 21,115 shares of Common Stock to consultants in consideration of services rendered with a fair value of $69,975. These shares were issued pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended. The Company did not receive any cash proceeds from this issuance.

During 2023, the Company issued 297 shares of Common Stock upon the exercise of options. The Company received proceeds of $2,375.

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

In June 2023, the Company issued 115,000 shares of Common Stock upon exercise prefunded warrants. The Company received net proceeds of $23,051.

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

The following table sets forth the activity of the options to purchase common stock under the 2019 Plan.

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding as of December 31, 2022	64,850	$68.00	$-
Granted	59,048	7.74	-
Exercised	(297)	8.00	-
Canceled	16,848	54.63	-
Balance as of December 31, 2023	106,753	41.90	-
Exercisable as of December 31, 2023	93,227	$54.61	$-

The fair value of each option granted is estimated as of the grant date using the Black-Scholes option pricing model with the following assumptions:

Years ended December 31,
	2023	2022
Risk-free interest rate range	3.60 to 3.69%	1.60 to 3.94%
Expected life of option-years	5.00 to 5.63	5.00 to 5.77
Expected stock price volatility	106.6 to 114.9%	110.00 to 114.6%
Expected dividend yield	-%	-%

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

	Total Intrinsic Value of Options Exercised	Total Fair Value of Options Vested
Year ended December 31, 2022	$-	$1,616,401
Year ended December 31, 2023	$-	$1,049,109

For the year ended December 31, 2023, the weighted average grant date fair value of options granted was $6.38 per share. The Company estimates the fair value of options at the grant date using the Black-Scholes model. For all stock options granted through December 31, 2023, the weighted average remaining service period is 1.01 years.

Restricted Stock and Restricted Stock Units

In the year ended December 31, 2023, the Company granted 23,547 in restricted stock units and shares of restricted stock to certain employees, directors, and consultants under the 2019 Plan. Restricted stock issued to employees, directors, and consultants generally vest either at grant or vest over a period of one year from the date of grant.

The following table summarizes the Company’s restricted stock awards activity under the 2019 Plan during the year ended December 31, 2023:

	Number of Unvested Shares	Weighted Average Grant Date Fair Value	Aggregate Value of Shares

Balance as of December 31, 2022	3,533	$8.40	$29,949
Granted	23,547	4.95	116,618
Vested	(27,055)	11.60	(310,554)
Forfeitures	-	-	-
Balance as of December 31, 2023	25	18.42	5,525

The Company recognizes stock compensation expense on a straight-line basis over the vesting period of the grant. If the restricted stock vests immediately, the corresponding stock compensation expense is recognized immediately. For the year ended December 31, 2023, the Company recognized $315,895 in stock compensation expense related to restricted stock granted under the 2019 plan.

Note 14 – Unit Purchase Options and Warrants

The following table sets forth the activity of unit purchase options:

	Number of Unit Purchase Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding as of December 31, 2022	4,649	$64.00	$-
Granted	-	-	-
Exercised	-	-	-
Canceled	-	-	-
Balance as of December 31, 2023	4,649	64.00	-

The following table sets forth the activity of warrants:

	Number of Warrants	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding as of December 31, 2022	25,884	$30.20	$-
Granted	3,643,526	3.63	-
Exercised	(180,790)	1.16	-
Canceled	-	-	-
Balance as of December 31, 2023	3,488,620	$3.95	$-

Warrants related to Jan and March 2023 Convertible Notes

In January and March 2023, the Company issued 5-year warrants to purchase 19,375 shares of the Common Stock at an exercise price of $20.00 related to the Q1 23 Convertible Notes. As of December 27, 2023, as an incentive for the Q1 23 Convertible Note holders to approve the extension, the Company agreed to lower the warrant exercise price to $2.25. As the terms for the note were deemed substantial different, the Company recognized a $163,278 loss from debt extinguishment related to the change in terms.

Warrants related to February 2023 Convertible Debentures

On February 3, and February 17, 2023, the Company issued warrants (the “February Warrants”) to purchase 12,500 shares (the “February Warrant Shares”) of Common Stock at an exercise price of $15.00 per share as an inducement for issuing the February Debentures.

The February Warrants included anti-dilution protection whereby a subsequent offering priced below the February Warrants’ strike price then in effect would entitle the February Investors to a reduction of such strike price to the price of such subsequent offering and an increase in the February Warrant Shares determined by dividing the dollar amount for which the February Warrants are exercisable by such lower strike price. As a result of the $2.85 unit purchase price of the August Public Offering, following consummation of the August Public Offering, the February Warrants now entitle the February Investors to purchase a total 65,790 at an exercise price of $2.85 per February Warrant Share. On August 8, 2023, the Company issued 26,391 shares of Common Stock upon exercise of one of the February Warrants on a net-exercise basis and on August 21, 2023, the Company issued 17,594 shares of Common Stock upon exercise of the other February Warrant on a net-exercise basis. Following these exercises, there were no February Warrants outstanding.

Warrants related to March 2023 Registered Direct Offering

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

On July 7, 2023, we entered into an Amendment to Securities Purchase Agreement (the “Armistice Amendment”) with Armistice Capital Markets Ltd. to delete Section 4.12(a) of our March 23, 2023 Securities Purchase Agreement (the “Armistice SPA”) with Armistice pursuant to which we agreed that from March 23, 2023 until 45 days after the effective date of the Resale Registration Statement (as defined below) we would not (i) issue, enter into any agreement to issue or announce the issuance or proposed issuance of any shares of common stock or Common Stock Equivalents or (ii) file any registration statement or any amendment or supplement thereto, other than the prospectus supplement filed in connection with that offering and the Resale Registration Statement (the “Subsequent Equity Financing Provision”). In consideration of Armistice’s agreement to enter into the Armistice Amendment and delete the Subsequent Equity Financing Provision from the Armistice SPA, we agreed to pay Armistice a fee a $1,000,000 (the “Armistice Amendment Fee”) within two days of the closing of the August 2023 Offering. Additionally, we agreed to include a proposal in our proxy statement for our 2023 Annual Meeting of Stockholders for the purpose of obtaining the approval of the holders of a majority of our outstanding voting common stock, to effectuate the reduction of the exercise price (the “Exercise Price Reduction”) set forth in Section 2(b) of the Common Stock Purchase Warrants issued to Armistice on March 27, 2023 (the “Existing Warrants”) to the per unit public offering price of the August 2023 Offering (or $2.85), in accordance with Nasdaq Rule 5635(d) (the “Stockholder Approval”) with the recommendation of our board of directors that such proposal be approved. We also agreed to solicit proxies from our stockholders in connection therewith in the same manner as all other management proposals in such proxy statement and that all management-appointed proxyholders shall vote their proxies in favor of such proposal. Further, if we did not obtain Stockholder Approval at the first meeting, we agreed to call a meeting every six (6) months thereafter to seek Stockholder Approval until the earlier of the date Stockholder Approval is obtained or the Existing Warrants are no longer outstanding. Until such approval was obtained, the exercise price of the Existing Warrants will remain unchanged.

On December 26, 2023, INVO held its 2023 annual meeting of stockholders (the “2023 Annual Meeting”) whereby INVO’s stockholders voted on and approved the Exercise Price Reduction.

Warrants related to August 2023 Public Offering

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

Note 15 – Income Taxes

The provision for income taxes consists of the following for the years ended December 31, 2023, and 2022:

	December 31
	2023	2022
Federal income taxes:
Current	$-	$-
Deferred	(860)	315
Total federal income taxes	(860)	315

State income taxes:
Current	29,735	2,062
Deferred	(1,089)	496
Total state income taxes	28,646	2,558
Total income taxes	$27,786	$2,872

The effective income tax rate is lower than the U.S. federal and state statutory rates primarily because of the valuation allowance and, to a lesser extent, permanent items. A reconciliation of the 2023 and 2022 federal statutory rate as compared to the effective income tax rate is as follows:

	December 31
	2023		2022
Pre-Tax Book Income at Statutory Rate	$(1,519,297)	21.00%	$(2,202,718)	21.00%
State Tax Expense, net	23,719	-0.33%	1,629	-0.02%
Permanent Items	226,420	-3.13%	348,768	-3.33%
Hanging Credit	-	0.00%	811	-0.01
True-Ups	(1,949)	0.03%	(36,554)	0.35%
Change in Federal Valuation Allowance	1,298,892	-17.95%	1,890,936	-18.03%
Total Expense	$27,786	-0.38%	$2,872	-0.03%

Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax. Significant components of the deferred tax assets and liabilities as of December 31, 2023 and 2022, are as follows:

	December 31
	2023	2022

Deferred tax assets:
Accrued Compensation	$195,584	$243,056
Amortization of Discount Notes Payable	154,349	-
Lease (ASC 842)	1,210,592	342,254
Charitable Contributions	2,771	2,771
Stock Option Expense	140,699	117,099
Restricted Stock Unit	265,038	62,090
Net Operating Losses	10,255,137	8,395,160
Org Costs	81,255	81,255
-IRC Sec. 174 Expense	204,864	275,519
Investment in HRCFG INVO, LLC	(272,459)	123,217
Equity in earnings - Positib	(24,054)	19,950
Gross deferred tax assets	12,213,777	9,662,371

Deferred tax liabilities:
Fixed Assets	(18,733)	(21,560)
ROU Lease (ASC 842)	(1,177,701)	(327,946)
Trademark Amortization	(5,858)	(5,858)
Deferred Revenue	(47)	(47)
Tax Amortization of Org Cost	(24,912)	(7,222)
Gain/Loss on sale of assets	(2,561)	(2,561)
Gross deferred tax liability	(1,114,418)	(365,194)
Less: valuation allowance	(11,099,358)	(9,299,126)
Net deferred tax liability	$-	$(1,949)

The Company recorded a full valuation allowance against its net deferred tax asset at December 31, 2023 and 2022 totaling $11.1 million and $9.3 million, respectively. A naked credit resulting from indefinite lived intangibles was valued at December 31, 2023, and 2022 totaling $0 and ($1,949), respectively.

As of December 31, 2023, the Company has federal net operating loss carryforwards of approximately $32.9 million. Of that amount, $10.2 million will expire, if not utilized, in various years beginning in 2028 and which are also subject to the limitations of IRC §382. The remaining carryforward amount of $22.7 million, has no expiration period and can be applied to 80% of taxable income per year in future periods. State net operating loss carryforwards total $21.9 million. Of that amount, $3.5 million will begin to expire in 2033 and are subject to the limitations of IRC §382. The remaining $18.4 million of state net operating loss carryforwards are similar to the federal net operating loss in that it has no expiration period and can be applied to 100% of state taxable income per year.

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

NAYA Biosciences Merger Agreement

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

Immediately following the effective time of the Merger, Dr. Daniel Teper, NAYA’s current chairman and chief executive officer, will be named chairman and chief executive officer of the Company, and the board of directors will be comprised of at least nine (9) directors, of which (i) one shall be Steven Shum, INVO’s current chief executive officer, and (ii) eight shall be identified by NAYA, of which seven (7) shall be independent directors.

The completion of the Merger is subject to satisfaction or waiver of certain customary mutual closing conditions, including (1) the adoption of the Merger Agreement by the stockholders of the Company and NAYA, (2) the absence of any injunction or other order issued by a court of competent jurisdiction or applicable law or legal prohibition prohibiting or making illegal the consummation of the Merger, (3) the completion of due diligence, (4) the completion of a private sale of the Company’s preferred stock at a price per share of $5.00 per share, in a private offering resulting in an amount equal to at least $2,000,000 of gross proceeds to INVO in the aggregate, plus an additional amount as may be required prior to closing of the Merger to be determined in good faith by the parties to adequately support INVO’s fertility business activities per an agreed forecast of INVO, as well as for a period of twelve (12) months post-Closing including a catch-up on INVO’s past due accrued payables still outstanding (the “Interim PIPE”), (5) the aggregate of the liabilities of the Company, excluding certain specified liabilities, shall not exceed $5,000,000, (6) the receipt of waivers from any and all holders of warrants (and any other similar instruments) to securities of the Company, with respect to any fundamental transaction rights such warrant holders may have under any such warrants, (7) the continued listing of the Company common stock on NASDAQ through the effective time of the Merger and the approval for listing on NASDAQ of the shares of the Company common stock to be issued in connection with the Merger, the interim private offering, and a private offering of shares of Company common stock at a target price of $5.00 per share (subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization with respect to the Company common stock) resulting in sufficient cash available for the Company for one year of operations, as estimated by NAYA, (8) the effectiveness of a registration statement on Form S-4 to be filed by the Company pursuant to which the shares of Company common stock to be issued in connection with the Merger will be registered with the SEC, and the absence of any stop order suspending such effectiveness or proceeding for the purpose of suspending such effectiveness being pending before or threatened by the SEC, and (9) the Company shall have received customary lock-up Agreement from certain Company stockholders. The obligation of each party to consummate the Merger is also conditioned upon (1) the other party having performed in all material respects its obligations under the Merger Agreement and (2) the other party’s representations and warranties in the Merger Agreement being true and correct (subject to certain materiality qualifiers); provided, however, that these conditions, other than with respects to certain representations and warranties, will be deemed waived by the Company upon the closing of the interim private offering.

The Merger Agreement contains termination rights for each of the Company and NAYA, including, among others: (1) if the consummation of the Merger does not occur on or before December 31, 2023 (the “End Date”) (which has since been extended to April 30, 20204), except that any party whose material breach of the Merger Agreement caused or was the primary contributing factor that resulted in the failure of the Merger to be consummated on or before the End Date, (2) if any governmental authority has enacted any law or order making illegal, permanently enjoining, or otherwise permanently prohibiting the consummation of the Merger, and (3) if the required vote of the stockholders of either the Company or NAYA has not been obtained. The Merger Agreement contains additional termination rights for NAYA, including, among others: (1) if the Company materially breaches its non-solicitation obligations or fails to take all action necessary to hold a stockholder meeting to approve the transactions contemplated by the Merger Agreement, (2) if the aggregate of the liabilities of the Company, excluding certain specified liabilities, exceed $5,000,000, (3) if NAYA determines that the due diligence contingency will not be satisfied by October 26, 2023, (4) if NAYA determines that the Company has experienced a material adverse effect, or (5) the Company material breaches any representation, warranty, covenant, or agreement such that the conditions to closing would not be satisfied and such breach is incapable of being cured, unless such breach is caused by NAYA’s failure to perform or comply with any of the covenants, agreements, or conditions hereof to be performed or complied with by it prior to the closing.

If all of NAYA’s conditions to closing are satisfied or waived and NAYA fails to consummate the Merger, NAYA would be required to pay the Company a termination fee of $1,000,000. If all of the Company’s conditions to closing conditions are satisfied or waived and the Company fails to consummate the Merger, the Company would be required to pay NAYA a termination fee of $1,000,000.

On December 27, 2023, the Company entered into second amendment (“Second Amendment”) to the Merger Agreement. Pursuant to the Second Amendment, the parties agreed to extend the End Date to April 30, 2024. The parties further agreed to modify the closing condition for the Interim PIPE from a private offering of shares of Company common stock at a price that is a premium to the market price of the Company common stock in an estimated amount of $5,000,000 or more of gross proceeds to a private offering of the Company’s preferred stock at a price per share of $5.00 per share in an amount equal to at least $2,000,000 to the Company, plus an additional amount as may be required prior to closing of the Merger to be determined in good faith by the parties to adequately support the Company’s fertility business activities per an agreed forecast, as well as for a period of twelve (12) months post-closing including a catch-up on the Company’s past due accrued payables still outstanding. The parties further agreed to the following schedule (the “Minimum Interim Pipe Schedule”) for the initial $2,000,000: (1) $500,000 no later than December 29, 2023, (2) $500,000 no later than January 19, 2024, (3) $500,000 no later than February 2, 2024, and (4) $500,000 no later than February 16, 2024. The parties also further agreed to modify the covenant of the parties regarding the Interim PIPE to require NAYA to consummate the Interim PIPE before the closing of the Merger; provided, however, if the Company does not receive the initial gross proceeds pursuant to the Minimum Interim Pipe Schedule, the Company shall be free to secure funding from third parties to make up for short falls on reasonable terms under SEC and Nasdaq regulations. As of the date of this filing, NAYA has purchased approximately $806,000 of the Company’s preferred stock.

Note 17 – Subsequent Events

NAYA Securities Purchase Agreement

On January 4, 2024, the Company and NAYA closed on 100,000 shares of Series A Preferred Stock in the first tranche of Preferred Series A SPA for gross proceeds of $500,000. On April 15, 2024, the Company and NAYA closed on additional 61,200 shares of Series A Preferred Stock for additional gross proceeds of $306,000.

Consulting Shares

In February 2024, the Company issued 125,500 shares of Common Stock to consultants in consideration of services rendered. These shares were issued pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended. The Company did not receive any cash proceeds from this issuance.

Future Receipts Agreement

On February 26, 2024, the Company finalized an Agreement for the Purchase and Sale of Future Receipts (the “Future Receipts Agreement”) with a buyer (the “Buyer”) under which the Buyer purchased $344,925 of our future sales for a gross purchase price of $236,250. The Company received net proceeds of $225,000. Until the purchase price has been repaid, the Company agreed to pay the Buyer $13,797 per week.

Triton Purchase Agreement

On March 27, 2024, the Company entered into a purchase agreement (the “Triton Purchase Agreement”) with Triton Funds LP (“Triton”), pursuant to which the Company agreed to sell, and Triton agreed to purchase, upon the Company’s request in one or more transactions, up to 1,000,000 shares of the Company’s common stock, par value $0.0001 per share, providing aggregate gross proceeds to the Company of up to $850,000. Triton will purchase the shares of common stock under the Triton Purchase Agreement at the price of $0.85 per share. The purchase agreement expires upon the earlier of the sale of all 1,000,000 shares of the Company’s common stock or December 31, 2024.

Among other limitations, unless otherwise agreed upon by Triton, each individual sale of shares of common stock will be limited to no more than the number of shares of common stock that would result in the direct or indirect beneficial ownership by Triton of more than 9.99% of the then-outstanding shares of common stock. In addition, the total cumulative number of shares of common stock that may be issued to Triton under the Triton Purchase Agreement may not exceed the requirements of Nasdaq Listing Rule 5635(d), except that such limitation will not apply in the event the Company obtains stockholder approval of the shares of common stock to be issued under the Triton Purchase Agreement, if necessary, in accordance with the requirements of Nasdaq Listing Rule 5635(d).

The Triton Purchase Agreement provides that the Company will file a prospectus supplement (the “Prospectus Supplement”) to its Registration Statement on Form S-3, which was declared effective on April 16, 2021 (File No. 333-255096) (the “Base Registration Statement”), covering the offering and sale of the shares of common stock to Triton pursuant to the Triton Purchase Agreement. Triton’s obligation to purchase shares of common stock under the Triton Purchase Agreement is conditioned upon, among other things, the filing of the Prospectus Supplement and the Base Registration Statement remaining effective.

The Triton Purchase Agreement contains customary representations, warranties, and covenants by each of the Company and Triton. Actual sales of shares of common stock to Triton will depend on a variety of factors to be determined by the Company from time to time, including, among others, market conditions, the trading price of the common stock and determinations by the Company as to the appropriate sources of funding for the Company and its operations. Triton has no right to require any sales of shares of common stock by the Company but is obligated to make purchases of shares of common stock from the Company from time to time, pursuant to directions from the Company, in accordance with the Triton Purchase Agreement. During the term of the Triton Purchase Agreement, Triton has covenanted not to cause or engage in any short selling of shares of common stock.

On March 27, 2024, the Company sold to Triton private placement warrants to purchase up to 1,000,000 shares of our common stock at an exercise price of $2.00 per share.

On March 27, 2024, the Company delivered a purchase notice for 260,000 shares of common stock. The Company’s common stock traded below the purchase price following the date of the purchase notice, giving Triton the right to return to the Company any of the 260,000 shares. Triton notified the Company that it will return 185,000 shares to the Company and closed the purchase of 75,000 shares pursuant to the Triton Purchase Agreement.

FirstFire Securities Purchase Agreement

On April 5, 2024, the Company entered into a purchase agreement (the “FirstFire Purchase Agreement”) with FirstFire Global Opportunities Fund, LLC (“FirstFire”), pursuant to which FirstFire agreed to purchase, and the Company agreed to issue and sell, (i) a promissory note with an aggregate principal amount of $275,000.00, which is convertible into shares of the Company’s common stock, according to the terms, conditions, and limitations outlined in the note (the “FirstFire Note”), (ii) a warrant (the “First Warrant”) to purchase 229,167 shares (the “First Warrant Shares”) of the Company’s common stock at an exercise price of $1.20 per share, (iii) a warrant (the “Second Warrant”) to purchase 500,000 shares (the “Second Warrant Shares”) of common stock at an exercise price of $0.01 issued to FirstFire, and (iv) 50,000 shares of common stock (the “Commitment Shares”), for a purchase price of $250,000. Carter, Terry, & Company, Inc. acted as placement agent for the transaction, for which it received a cash fee of $25,000. The proceeds are being used for working capital and general corporate purposes.

Among other limitations, the total cumulative number of shares of common stock that may be issued to FirstFire under the FirstFire Purchase Agreement may not exceed the requirements of Nasdaq Listing Rule 5635(d), except that such limitation will not apply in the event the Company obtains stockholder approval of the shares of common stock to be issued under the Purchase Agreement, if necessary, in accordance with the requirements of Nasdaq Listing Rule 5635(d). The Company has agreed to hold a meeting for the purpose of obtaining this stockholder approval within nine (9) months of the date of the FirstFire Purchase Agreement.

The FirstFire Purchase Agreement contains customary representations, warranties, and covenants by each of the Company and FirstFire. Among other covenants of the parties, the Company granted FirstFire the right to participate in any subsequent placement of securities until the earlier of eighteen (18) months after the date of the FirstFire Purchase Agreement or extinguishment of the FirstFire Note. The Company has also granted customary “piggy-back” registration rights to FirstFire with respect to the shares of common stock underlying the FirstFire Note (the “Conversion Shares”), the First Warrant Shares, the Second Warrant Shares, and the Commitment Shares. FirstFire has covenanted not to cause or engage in any short selling of shares of common stock until the FirstFire Note is fully repaid.

The following sets forth the material terms of the FirstFire Note, the First Warrant, and the Second Warrant.

FirstFire Note

Interest and Maturity. The FirstFire Note carries an interest rate of twelve percent (12%) per annum, with the first twelve months of interest, amounting to $33,000.00, guaranteed, and fully earned as of the issue date. The maturity date of the FirstFire Note is twelve (12) months from the issue date, at which point the Principal Amount, together with any accrued and unpaid interest and other fees, shall be due and payable to the holder of the FirstFire Note.

Conversion. The holder of the FirstFire Note is entitled to convert any portion of the outstanding and unpaid principal amount and accrued interest into Conversion Shares at a conversion price of $1.00 per share, subject to adjustment. The FirstFire Note may not be converted and Conversion Shares may not be issued under the FirstFire Note if, after giving effect to the conversion or issuance, the holder together with its affiliates would beneficially own in excess of 4.99% of the outstanding common stock. In addition to the beneficial ownership limitations in the FirstFire Note, the number of shares of common stock that may be issued under the FirstFire Note, the First Warrant, the Second Warrant, and under the FirstFire Purchase Agreement (including the Commitment Shares) is limited to 19.99% of the outstanding common stock as of April 5, 2024 (the “Exchange Cap”, which is equal to 523,344 shares of common stock, subject to adjustment as described in the FirstFire Purchase Agreement), unless stockholder approval is obtained by the Company to issue more than the Exchange Cap. The Exchange Cap shall be appropriately adjusted for any reorganization, recapitalization, non-cash dividend, stock split, reverse stock split or other similar transaction.

Prepayment. The Company may prepay the FirstFire Note at any time in whole or in part by paying a sum of money equal to 110% of the sum of the principal amount to be redeemed plus the accrued and unpaid interest.

Future Proceeds. While any portion of the FirstFire Note is outstanding, if the Company receives cash proceeds of more than $1,500,000 from any source or series of related or unrelated sources, or more than $1,000,000 from any public offering (the “Minimum Threshold”), the Company shall, within one (1) business day of Company’s receipt of such proceeds, inform FirstFire of such receipt, following which FirstFire shall have the right in its sole discretion to require the Company to immediately apply up to 100% of all proceeds received by the Company above the Minimum Threshold to repay the outstanding amounts owed under the FirstFire Note.

Covenants. The Company is subject to various covenants that restrict its ability to, among other things, declare dividends, make certain investments, sell assets outside the ordinary course of business, or enter into transactions with affiliates, thereby ensuring the Company operational and financial activities are conducted in a manner that prioritizes the repayment of the FirstFire Note.

Events of Default. The FirstFire Note outlines specific events of default and provides FirstFire certain rights and remedies in such events, including but not limited to the acceleration of the FirstFire Note’s due date and a requirement for the Company to pay a default amount. Specific events that constitute a default under the FirstFire Note include, but are not limited to, failure to pay principal or interest when due, breaches of covenants or agreements, bankruptcy or insolvency events, and a failure to comply with the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Upon an event of default, the FirstFire Note becomes immediately due and payable, and the Borrower is subject to a default sum as stipulated.

The FirstFire Note is subject to, and governed by, the terms and conditions of the FirstFire Purchase Agreement.

First Warrant

The First Warrant grants the holder thereof the right to purchase up to 229,167 shares of common stock at an exercise price of $1.20 per share.

Exercisability. The First Warrant is be immediately exercisable and will expire five years from the issuance date. The First Warrant is exercisable, at the option of the holder, in whole or in part, by delivering to the Company a duly executed exercise notice and, at any time a registration statement registering the issuance of the First Warrant Shares under the Securities Act of 1933, as amended (the “Securities Act”) is effective and available for the issuance of such First Warrant Shares, or an exemption from registration under the Securities Act is available for the issuance of such First Warrant Shares, by payment in full in immediately available funds for the number of First Warrant Shares purchased upon such exercise. If a registration statement registering the issuance of the First Warrant Shares underlying the First Warrant under the Securities Act is not effective or available, the holder may, in its sole discretion, elect to exercise the First Warrant through a cashless exercise, in which case the holder would receive upon such exercise the net number of First Warrant Shares determined according to the formula set forth in the First Warrant.

Exercise Limitation. A holder will not have the right to exercise any portion of the First Warrant if the holder (together with its affiliates) would beneficially own in excess of 4.99% of the number of shares of the common stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of the First Warrant.

Trading Market Regulation. Until the Company has obtained stockholder approval of the FirstFire Purchase Agreement and the issuance of the securities issued pursuant thereto, the Company may not issue any First Warrant Shares upon the exercise of the First Warrants if the issuance of such First Warrant Shares, (taken together with the issuance of any shares held by or issuable to the holder under the FirstFire Purchase Agreement or any other agreement with the Company) would exceed the aggregate number of shares which the Company may issue without breaching 523,344 shares (19.9% of the Company’s outstanding common stock) or any of the Company’s obligations under the rules or regulations of Nasdaq.

Exercise Price Adjustment. Subject to the aforementioned limitations, the exercise price of the First Warrant is subject to appropriate adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the common stock, upon any distributions of assets, including cash, stock or other property to our stockholders, and if we issue additional shares of common stock at a price per share that is less than the exercise price then in effect.

Fundamental Transactions. The Company shall not enter into or be a party to a fundamental transaction unless the successor entity assumes all obligations of the Company under the First Warrant and other transaction documents. Upon consummation of a fundamental transaction, then the successor entity will succeed to, and be substituted for the Company, and may exercise every right and power that the Company may exercise and will assume all of the Company’s obligations under the First Warrant with the same effect as if such successor entity had been named in the First Warrant itself.

Rights as a Stockholder. Except as otherwise provided in the First Warrant or by virtue of such holder’s ownership of shares of common stock, the holder of the First Warrant will not have the rights or privileges of a holder of common stock, including any voting rights, until the holder exercises the First Warrant.

Second Warrant

The Second Warrant grants the holder thereof the right to purchase up to 500,000 shares of common stock at an exercise price of $0.01 per share.

Exercisability. The Second Warrant will only become exercisable on the specific Triggering Event Date, which is the date that an Event of Default occurs under the Note, and will expire five years from such date. The Second Warrant includes a ‘Returnable Warrant’ clause, providing that the Second Warrant shall be cancelled and returned to the Company if the Note is fully extinguished before any Triggering Event Date. The Second Warrant will be exercisable, at the option of each holder, in whole or in part by delivering to the Company a duly executed exercise notice and, at any time a registration statement registering the issuance of the Second Warrant Shares under the Securities Act is effective and available for the issuance of such Second Warrant Shares, or an exemption from registration under the Securities Act is available for the issuance of such shares, by payment in full in immediately available funds for the number of Second Warrant Shares purchased upon such exercise. If a registration statement registering the issuance of Second Warrant Shares under the Securities Act is not effective or available, the holder may, in its sole discretion, elect to exercise the Second Warrant through a cashless exercise, in which case the holder would receive upon such exercise the net number of Second Warrant Shares determined according to the formula set forth in the warrant.

Exercise Limitation. A holder will not have the right to exercise any portion of the Second Warrant if the holder (together with its affiliates) would beneficially own in excess of 4.99% of the number of shares of the common stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of the Second Warrant.

Trading Market Regulation. Until the Company has obtained stockholder approval of the FirstFire Purchase Agreement and the issuance of the securities issued pursuant thereto, the Company may not issue any Second Warrant Shares upon the exercise of the Second Warrants if the issuance of such Second Warrant Shares, (taken together with the issuance of any shares held by or issuable to the holder under the FirstFire Purchase Agreement or any other agreement with the Company) would exceed the aggregate number of shares which the Company may issue without breaching 523,344 shares (19.9% of the Company’s outstanding common stock) or any of the Company’s obligations under the rules or regulations of Nasdaq.

Exercise Price Adjustment. Subject to the aforementioned limitations, the exercise price of the Second Warrant is subject to appropriate adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the common stock, upon any distributions of assets, including cash, stock or other property to our stockholders, and if we issue additional shares of common stock at a price per share that is less than the exercise price then in effect.

Fundamental Transactions. The Company shall not enter into or be a party to a fundamental transaction unless the successor entity assumes all obligations of the Company under the Second Warrant and other transaction documents. Upon consummation of a fundamental transaction, then the successor entity will succeed to, and be substituted for the Company, and may exercise every right and power that the Company may exercise and will assume all of the Company’s obligations under the Second Warrant with the same effect as if such successor entity had been named in the Second Warrant itself.

Rights as a Stockholder. Except as otherwise provided in the Second Warrant or by virtue of such holder’s ownership of shares of common stock, the holder of the Second Warrant will not have the rights or privileges of a holder of common stock, including any voting rights, until the holder exercises the Second Warrant.

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

Our management, including the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. These disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2023.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (1992 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation of our internal control over financial reporting, management has concluded that, as of December 31, 2023, our internal control over financial reporting was effective.

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

Item 9B. Other Information

On December 29, 2023, the Company entered into a securities purchase agreement (the “SPA”) with NAYA for NAYA’s purchase of 1,000,000 shares of the Company’s Series A Preferred Stock at a purchase price of $5.00 per share. The parties agreed that NAYA’s purchases will be made in tranches in accordance with the Minimum Interim Pipe Schedule. The SPA contains customary representations, warranties and covenants of the Company and NAYA.

On January 4, 2024, the Company and NAYA closed on 100,000 shares of Series A Preferred Stock in the first tranche of this private offering for gross proceeds of $500,000. On April 15, 2024, the Company and NAYA closed on additional 61,200 shares of Series A Preferred Stock for additional gross proceeds of $306,000.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 is incorporated by reference to our definitive Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2023.

Item 11. Executive and Director Compensation

The information required by this Item 11 is incorporated by reference to our definitive Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2023.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated by reference to our definitive Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2023.

Item 13. Certain Relationships and Related Transactions

The information required by this Item 13 is incorporated by reference to our definitive Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2023.

Item 14. Principal Accountant Fees and Services

The information required by this Item 14 is incorporated by reference to our definitive Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2023.

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

(b) Exhibits

EXHIBIT INDEX

Exhibit No.	Exhibit
1.1	Placement Agency Agreement by and between the Company and the Placement Agent dated August 4, 2023, filed as Exhibit 1.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 8, 2023 and incorporated herein by reference.
2.1	Agreement and Plan of Merger, entered into as of October 22, 2023, by and among NAYA Biosciences, Inc., INVO Bioscience, Inc., and INVO Merger Sub Inc. Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 26, 2023.
2.2	Amendment to Agreement and Plan of Merger, entered into as of October 25, 2023, by and among NAYA Biosciences, Inc., INVO Bioscience, Inc., and INVO Merger Sub, Inc. Incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 26, 2023.
2.3	Second Amendment to Agreement and Plan of Merger by and among INVO Bioscience, Inc., INVO Merger Sub, Inc., and NAYA Biosciences, Inc. dated December 27, 2023. Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 3, 2024.
3.1	Amended and Restated Articles of Incorporation. Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2009.
3.2	Certificate of Change. Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 22, 2020.
3.3	By-Laws of INVO Bioscience. Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on November 13, 2007.
3.4	Certificate of Change. Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 27, 2023.
3.5	Certificate of Amendment. Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 16, 2023.
3.6	Certificate of Designation Establishing Series A Preferred Stock of INVO Bioscience, Inc. Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 20, 2023.
3.7	Certificate of Designation Establishing Series B Preferred Stock of INVO Bioscience, Inc. Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 20, 2023.
3.8	Amendment No. 1 to Bylaws of INVO Bioscience, Inc. Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 13, 2023.
4.1*	Description of Capital Stock
4.2	Form of Senior Secured Convertible Promissory Note, dated July 2009. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 17, 2009.
4.3	Form of Convertible Promissory Note Purchase Agreement, dated July 2009. Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 17, 2009.
4.4	Form of Convertible Promissory Note, dated January 2018. Incorporated by reference to Exhibit 4.3 to the Annual Report on Form 10-K filed on April 16, 2019.
4.5	Form of Convertible Note Purchase Agreement, dated January 2018. Incorporated by reference to Exhibit 4.4 to the Annual Report on Form 10-K filed on April 16, 2019.
4.6	Form of Secured Convertible Note, dated May 2020. Incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2020.
4.7	Form of Unit Purchase Option, dated May 2020. Incorporated by reference to Exhibit 4.2 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2020.
4.8	Form of Warrant, dated May 2020. Incorporated by reference to Exhibit 4.3 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2020.
4.9	Form of Placement Agent Warrant to Purchase Common Stock, filed as Exhibit 4.1 to our Current Report dated October 1, 2021 and filed with the Securities and Exchange Commission on October 5, 2021 and incorporated herein by reference.
4.10	Demand Promissory Note between the registrant and JAG Multi Investments LLC, filed as Exhibit 4.1 to our Quarterly Report on Form 10-Q filed with the Securities Exchange Commission on November 14, 2022 and incorporated herein by reference.
4.11	Form of Warrant, filed as Exhibit 4.5 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2023 and incorporated herein by reference.
4.12	Form of Debenture, filed as Exhibit 4.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 9, 2023 and incorporated herein by reference.
4.13	Form of Warrant, filed as Exhibit 4.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 9, 2023 and incorporated herein by reference.
4.14	Form of Debenture, filed as Exhibit 4.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 9, 2023 and incorporated herein by reference.
4.15	Form of Warrant, filed as Exhibit 4.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 9, 2023 and incorporated herein by reference.
4.17	Form of Convertible Promissory Note, filed as Exhibit 4.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 23, 2023 and incorporated herein by reference.
4.18	Form of Warrant, filed as Exhibit 4.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 23, 2023 and incorporated herein by reference.
4.20	Form of Pre-funded Warrant, filed as Exhibit 4.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 28, 2023 and incorporated herein by reference.
4.21	Form of Private Placement Warrant, filed as Exhibit 4.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 28, 2023 and incorporated herein by reference.

4.22	Form of Placement Agent Warrant, filed as Exhibit 4.3 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 28, 2023 and incorporated herein by reference.
4.23	Letter Agreement between INVO Bioscience, Inc. and JAG Multi Investments LLC, , filed as Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 13, 2023 and incorporated herein by reference.
4.24	Demand Promissory Note dated July 10, 2023 issued by INVO Bioscience, Inc. in favor of JAG Multi Investments LLC in the amount of $100,000, filed as Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 13, 2023 and incorporated herein by reference.
4.25	Warrant dated July 10, 2023 issued by INVO Bioscience, Inc. in favor of JAG Multi Investments LLC, filed as Exhibit 4.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 13, 2023 and incorporated herein by reference.
4.26	Warrant Agency Agreement dated August 8, 2023 between the Company and Transfer Online, Inc., filed as Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 8, 2023 and incorporated herein by reference.
4.27	Form of Warrant, filed as Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 8, 2023 and incorporated herein by reference.
4.28	Form of Placement Agent Warrant, filed as Exhibit 4.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 8, 2023 and incorporated herein by reference.
4.29	Amendment to Common Stock Purchase Warrant, filed as Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 28, 2023 and incorporated herein by reference.
4.30	Common Stock Purchase Warrant dated March 27, 2024, filed as Exhibit 4.1 to our Current Report filed with the Securities and Exchange Commission on April 1, 2024 and incorporated herein by reference.
4.31	Promissory Note, filed as Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 11, 2024 and incorporated herein by reference.
4.31	First Common Stock Purchase Warrant, filed as Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 11, 2024 and incorporated herein by reference.
4.32	Second Common Stock Purchase Warrant, filed as Exhibit 4.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 11, 2024 and incorporated herein by reference.
10.1	Short Term Note, dated March 5, 2009 between the registrant and Kathleen Karloff. Incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2009.
10.2	Short Term Note, dated May 19, 2019 between the registrant and Kathleen Karloff. Incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2009.
10.3	Promissory Note, dated August 9, 2016, between the registrant and Kavanaugh Rosenthal Peisch & Ford, LLP. Incorporated by reference to Exhibit 10.3 the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 16, 2019.
10.4	Distribution Agreement, dated November 12, 2018, between the Registrant and Ferring International Center S.A,. Incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 16, 2019.
10.5	Supply Agreement, dated November 12, 2018, between the registrant and Ferring International Center S.A. Incorporated by reference to Exhibit 10.5 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 16, 2019.
10.6	Joint Venture Agreement, dated January 13, 2020, between the registrant and Medesole Healthcare and Trading Private Limited, India. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2020.
10.7	Employment Agreement, dated October 16, 2019, between the registrant and Steven Shum. Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 15, 2019.
10.8	Employment Agreement, dated January 15, 2020, between the registrant and Michael Campbell. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 21, 2020.
10.9	Commercial Lease Agreement, dated May 1, 2019 between the registrant and PJ LLC. Incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2020.
10.10	2019 Stock Incentive Plan, incorporated by reference to the Registration Statement on Form S-8 with the Securities and Exchange Commission on October 16, 2019.
10.11	Pre-Incorporation and Shareholders Agreement between INVO Centers, LLC, Francisco Arredondo, M.D. PLLC and Ramiro Ramirez Guiterrez. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 30, 2020.
10.12	Distribution Agreement, dated November 23, 2020, between the registrant and IDS Medical Systems (M) Sdn Bhda. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 25, 2020.
10.13	Joint Venture Agreement, dated November 23, 2020, between the registrant and SNS Nurni SDN BHD. Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 25, 2020.
10.14	Joint Venture Agreement, dated November 23, 2020, between the registrant and Ginekaliks Dooel. Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 25, 2020.
10.15	Distribution Agreement, dated December 2, 2020, between the registrant and Tasnim Behboud Arman. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 8, 2020.
10.16	Form of Securities Purchase Agreement, dated May 2020. Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2020.
10.17	Form of Security Agreement, dated May 2020. Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2020.
10.18	Form of Registration Rights Agreement, dated May 2020. Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2020.
10.19	Amendment No. 1 to Distribution Agreement, between the registrant and Ferring International Center S.A. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 8, 2021.

10.20	HRCFG INVO LLC Limited Liability Company Agreement, dated March 10, 2021, between the registrant and HRCFG, LLC. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 15, 2021.
10.21	Note, dated March 10, 2021, between the registrant and HRCFG, LLC. Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 15, 2021.
10.22	Lease, dated March 2021, with Trustmark National Bank filed as Exhibit 10.22 to our Annual Report on Form 10-K for the year ended December 31, 2020 and incorporated herein by reference.
10.23	Partnership Agreement dated April 9, 2021 between the registrant and Lyfe Medical, LLC, filed as Exhibit 10.1 to our Current Report on Form 8-K dated April 9, 2021 and filed with the Securities and Exchange Commission on April 13, 2021 and incorporated by reference herein.
10.24	Amended and Restated Employment Agreement with Andrea Goren dated June 14, 2021, filed as Exhibit 10.1 to our Current Report on Form 8-K dated June 14, 2021 and filed with the Securities and Exchange Commission on June 15, 2021 and incorporated herein by reference.
10.25	Joint Venture Agreement dated June 28, 2021 between INVO Centers, LLC and Bloom Fertility, LLC, filed as Exhibit 10.1 to our Current Report on Form 8-K dated June 28, 2021 and filed with the Securities and Exchange Commission on June 30, 2021 and incorporated herein by reference.
10.26	Limited Liability Company Agreement of Bloom INVO, LLC dated June 28, 2021, filed as Exhibit 10.2 to our Current Report on Form 8-K dated June 28, 2021 and filed with the Securities and Exchange Commission on June 30, 2021 and incorporated herein by reference.
10.27	Management Services Agreement dated June 28, 2021 between Bloom INVO LLC, Bloom Fertility LLC and Sue Ellen Carpenter, filed as Exhibit 10.3 to our Current Report on Form 8-K dated June 28, 2021 and filed with the Securities and Exchange Commission on June 30, 2021 and incorporated herein by reference.
10.28	INVOcell Supply Agreement dated June 28, 2021 between the registrant and Bloom INVO LLC, filed as Exhibit 10.4 to our Current Report on Form 8-K dated June 28, 2021 and filed with the Securities and Exchange Commission on June 30, 2021 and incorporated herein by reference.
10.29	Intellectual Property License Agreement dated June 28, 2021 between Bloom INVO LLC and the registrant, filed as Exhibit 10.5 to our Current Report on Form 8-K dated June 28, 2021 and filed with the Securities and Exchange Commission on June 30, 2021 and incorporated herein by reference.
10.30	Intellectual Property License Agreement dated June 28, 2021 between Bloom INVO LLC, Bio X Cell Inc. and the registrant, filed as Exhibit 10.6 to our Current Report on Form 8-K dated June 28, 2021 and filed with the Securities and Exchange Commission on June 30, 2021 and incorporated herein by reference.
10.31	Sublease Agreement dated June 29, 201 between Assure Fertility Partners of Atlanta II, LLC and Bloom INVO LLC, filed as Exhibit 10.7 to our Current Report on Form 8-K dated June 28, 2021 and filed with the Securities and Exchange Commission on June 30, 2021 and incorporated herein by reference.
10.32	Guarantee of Sublease made by the registrant in favor of Assure Fertility Partners of Atlanta II, LLC and Bloom INVO, LLC, filed as Exhibit 10.8 to our Current Report on Form 8-K dated June 28, 2021 and filed with the Securities and Exchange Commission on June 30, 2021 and incorporated herein by reference.
10.33	Share Purchase Agreement dated September 1, 2021 among Ernest Broome, Lyle Oberg, Richard Ross, Dr. Seang Lin Tan, the registrant and Effortless IVF Canada Inc., filed as Exhibit 10.1 to our Current Report dated September 1, 2021 and filed with the Securities and Exchange Commission on September 7, 2021 and incorporated herein by reference.
10.34	Stock Purchase Agreement dated September 30, 2021 between the registrant and Paradigm Opportunities Fund, LP, filed as Exhibit 10.1 to our Current Report dated October 1, 2021 and filed with the Securities and Exchange Commission on October 4, 2021 and incorporated herein by reference.
10.35	Placement Agent Agreement dated October 1, 2021 between the registrant and Paulson Investment Company, LLC, filed as Exhibit 10.1 to our Current Report dated October 1, 2021 and filed with the Securities and Exchange Commission on October 5, 2021 and incorporated herein by reference.

10.36	Form of Stock Purchase Agreement dated October 1, 2021 between the registrant and the purchasers set forth therein, filed as Exhibit 10.2 to our Current Report dated October 1, 2021 and filed with the Securities and Exchange Commission on October 5, 2021 and incorporated herein by reference.
10.37	Termination Notice from Ferring International Center S.A. dated November 2, 2021, filed as Exhibit 10.1 to our Current Report on Form 8-K dated November 2, 2021 and filed with the Securities and Exchange Commission on November 8, 2021 and incorporated herein by reference.
10.38	Amendment No. 1 to Stock Purchase Agreement dated November 29, 2021 between the registrant and Paradigm Opportunities Fund LP, filed as Exhibit 10.1 to our Current Report on Form 8-K dated November 29, 2021 and filed with the Securities and Exchange Commission on December 2, 2021 and incorporated herein by reference.
10.39	Amendment No. 2 to Stock Purchase Agreement dated November 29, 2021 between the registrant and Paradigm Opportunities Fund LP, filed as Exhibit 10.1 to our Current Report on Form 8-K dated December 31, 2021 and filed with the Securities and Exchange Commission on January 6, 2022 and incorporated herein by reference.
10.41	Exclusive Distribution Agreement between the registrant and Onesky Holding Limited dated May 13, 2022, filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 16, 2022 and incorporated herein by reference.
10.42	Lease Agreement with INVO Centers, LLC dated May 23, 2022, filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 26, 2022 and incorporated herein by reference.
10.43	Second Amended and Restated 2019 Stock Option Plan, filed as Appendix A to our Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on August 25, 2022 and incorporated herein by reference.
10.44	Distribution Agreement by and between the registrant and Ming Mei Technology Co. Ltd. dated January 3, 2023, filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2023 and incorporated herein by reference.
10.45	Form of Convertible Promissory Note, filed as Exhibit 4.4 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2023 and incorporated herein by reference.
10.46	Securities Purchase Agreement dated January 4, 2023, filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2023 and incorporated herein by reference.
10.47	Registration Rights Agreement dated January 4, 2023, filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2023 and incorporated herein by reference.
10.48	Securities Purchase Agreement dated February 3, 2023, filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 9, 2023 and incorporated herein by reference.
10.49	Registration Rights Agreement to Debenture and Warrant dated February 3, 2023, filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 9, 2023 and incorporated herein by reference.
10.50	Equity Purchase Agreement dated February 3, 2023, filed as Exhibit 10.4 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 9, 2023 and incorporated herein by reference.
10.51	Registration Rights Agreement to Equity Purchase Agreement dated February 3, 2023, filed as Exhibit 10.5 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 9, 2023 and incorporated herein by reference.
10.52	Asset Purchase Agreement between the registrant, WFRSA and The Elizabeth Pritts Revocable Living Trust dated March 16, 2023, filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 20, 2023 and incorporated herein by reference.
10.53	Membership Interest Purchase Agreement by and between the registrant and FLOW, IVF Science, LLC dated March 16, 2023, filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 20, 2023 and incorporated herein by reference.
10.54	Securities Purchase Agreement dated March 17, 2023, filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 23, 2023 and incorporated herein by reference.
10.55	Registration Rights Agreement dated March 17, 2023, filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 23, 2023 and incorporated herein by reference.
10.56	Placement Agency Agreement by and between the registrant and Maxim Group, LLC dated March 23, 2023, filed as Exhibit 1.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 28, 2023 and incorporated herein by reference.
10.57	Amendment to Securities Purchase Agreement dated July 7, 2023, between the Company and Armistice, filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2023 and incorporated herein by reference.
10.58	Payoff Commitment Agreement and Confession of Judgment dated July7, 2023, between the Company and Armistice, filed as Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2023 and incorporated herein by reference.
10.59	Closing Agreement—Asset Purchase Agreement, filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 13, 2023 and incorporated herein by reference.
10.60	Closing Agreement—Membership Interest Purchase Agreement, filed as Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 13, 2023 and incorporated herein by reference.
10.61	Standard Merchant Cash Advance Agreement between INVO Bioscience Inc. and Cedar Advance LLC, filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 21, 2023 and incorporated herein by reference.

10.62	Amended and Restated Letter Agreement between INVO Bioscience, Inc. and JAG Multi Investments LLC, filed as Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 21, 2023 and incorporated herein by reference.
10.63	Letter Agreement dated July 31, 2023, filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 2, 2023 and incorporated herein by reference.
10.64	Form of Securities Purchase Agreement by and between the Company and certain investors dated August 4, 2023, filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 8, 2023 and incorporated herein by reference.
10.65	Physician Employment Agreement, filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 11, 2023 and incorporated herein by reference.
10.66	Management Services Agreement, filed as Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 11, 2023 and incorporated herein by reference.
10.67	Lease Agreement, filed as Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 11, 2023 and incorporated herein by reference.
10.68	Megid Employment Agreement, filed as Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 11, 2023 and incorporated herein by reference.
10.69	Security Agreement, filed as Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 11, 2023 and incorporated herein by reference.
10.70	Physician Liaison Agreement, filed as Exhibit 10.6 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 11, 2023 and incorporated herein by reference.
10.71	Directed Equity Transfer Agreement, filed as Exhibit 10.7 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 11, 2023 and incorporated herein by reference.
10.72	Standard Merchant Cash Advance Agreement, filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 1, 2023 and incorporated herein by reference.
10.73	Revenue and Security Loan Agreement, filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 5, 2023 and incorporated herein by reference.
10.74	Cedar Subordination Agreement, filed as Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 5, 2023 and incorporated herein by reference.
10.75	Form of Demand Note Subordination Letter, filed as Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 5, 2023 and incorporated herein by reference.
10.76	Share Exchange Agreement by and between INVO Bioscience, Inc. and Cytovia Therapeutics Holdings, Inc. dated as of November 19, 2023, filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 20, 2023 and incorporated herein by reference.
10.77	Securities Purchase Agreement by and between INVO Bioscience, Inc. and NAYA Biosciences, Inc. dated as of December 29, 2023, filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 3, 2024 and incorporated herein by reference.
10.78	Agreement for the Future Purchase and Sale of Future Receipts, filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 1, 2024 and incorporated herein by reference.
10.79	Purchase Agreement by and between INVO Bioscience, Inc. and Triton Funds LP dated as of March 27, 2024, filed as Exhibit 10.1 to our Current Report filed with the Securities and Exchange Commission on April 1, 2024 and incorporated herein by reference.
10.80	Purchase Agreement by and between INVO Bioscience, Inc. and FirstFire Global Opportunities Fund, LLC dated as of April 5, 2024, filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 11, 2024 and incorporated herein by reference.
21.1*	Subsidiaries
23.1*	Consent of M&K CPAs, PLLC
31.1*	Certification by Principal Executive Officer pursuant to Rule 13a-4(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification by Principal Financial Officer pursuant to Rule 13a-4(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1**	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File – the cover page of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2022 is formatted in Inline XBRL

* Filed herewith

** Furnished herewith

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on April 16, 2024.

INVO Bioscience, Inc.

Date: April 16, 2024	By:	/s/ Steven Shum
Steven Shum
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 16, 2024.

Signature	Title

/s/ Steven Shum	Chief Executive Officer and director
Steven Shum	(Principal Executive Officer)

/s/ Andrea Goren	Chief Financial Officer
Andrea Goren	(Principal Financial and Accounting Officer)

/s/ Matthew Szot
Matthew Szot	Director

/s/ Trent Davis
Trent Davis	Director

/s/ Barbara Ryan
Barbara Ryan	Director

/s/ Rebecca Messina
Rebecca Messina	Director

