Form 10-K/A
period 2023-12-31
INVO Bioscience, Inc.
filed 2024-04-17
CIK 1417926

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

Explanatory Note

This Amendment No. 1 to Form 10-K (this “Amendment” or “Amendment No. 1”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2023 originally filed on April 16, 2024 (the “Original Filing”) by INVO Bioscience, Inc., a Nevada corporation (“INVO,” the” Company,” “we,” or “us”). We are filing this Amendment to include an updated consent of M&K CPA’s PLLC, our independent registered public accounting firm (the “Auditors”), to the incorporation in previously filed Registration Statements on Form S-8 Nos. 333-234230 and 333-252228, 333-263239, and 333-269258, Form S-3 333-255096, and Form S-1 Nos. 333-272872 and 333-273174 of its report dated April 16, 2024 of the Company relating to the audit of the  consolidated financial statements as of December 31, 2023 and 2022, and for the periods then ended, including an explanatory paragraph regarding the Company’s ability to continue as a going concern, and the reference to the Auditors under the caption “Experts” in such registration statements.

In addition, Footnote 8 of the financial statements is being amended to state that the noncompetition agreements were deemed to have a useful life of 5 years instead of 15 years.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, respectively, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing. Accordingly, this Amendment should be read in conjunction with our Original Filing and our other filings made with the SEC subsequent to the filing of the Form 10-K.

FORM 10-K

Part II

Item 8. Financial Statements and Supplementary Data

3

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

As part of the acquisition of Wisconsin Fertility Institute, that closed on August 10, 2023, the Company acquired tradename valued at $253,000, noncompetition agreements valued at $3,961,000 and goodwill of $5,878,986 which includes assembled workforce valued at $34,000. The tradename was deemed to have a useful life of 10 years. The noncompetition agreements were deemed to have a useful life of 5 years.

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

23.1	Consent of M&K CPAs, PLLC
31.3	Certification by Principal Executive Officer pursuant to Rule 13a-4(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.4	Certification by Principal Financial Officer pursuant to Rule 13a-4(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.2	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Item 16. Form 10-K Summary

Not applicable.

4

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized on April 17, 2024.

INVO Bioscience, Inc.

Date: April 17, 2024	By:	/s/ Steven Shum
Steven Shum
Chief Executive Officer (Principal Executive Officer)

5