Form 10-K/A
period 2023-12-31
INVO Bioscience, Inc.
filed 2024-04-29
CIK 1417926

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

Explanatory Note

This Amendment No. 2 to Form 10-K (this “Amendment” or “Amendment No. 2”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2023 originally filed on April 16, 2024 (the “Original Filing”) and amended on April 17, 2024 (the “First Amendment”) by INVO Bioscience, Inc., a Nevada corporation (“INVO,” the” Company,” “we,” or “us”). We are filing this Amendment to present the information required by Part III of Form 10-K as we will file our definitive proxy statement more than 120 days after the end of our fiscal year ended December 31, 2023. The references in the Original Filing to the incorporation by reference of our definitive proxy statement into Part III of the Original Filing are hereby deleted.

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

NAME	AGE	POSITION
Mr. Steven Shum	53	Director, Chief Executive Officer

Mr. Andrea Goren	56	Chief Financial Officer

Mr. Michael Campbell	64	Chief Operating Officer and Vice President of Business Development

Mr. Matthew Szot	49	Director

Mr. Trent Davis	55	Director

Ms. Barbara Ryan	63	Director

Ms. Rebecca Messina	51	Director

Steven M. Shum. Mr. Shum is our Chief Executive Officer, a position he has held since October 10, 2019, and is also a director, a position he has held since October 11, 2017. Previously, Mr. Shum was Interim Chief Executive Officer (from May 2019 to October 7, 2019) and Chief Financial Officer of Eastside Distilling (Nasdaq: EAST) (from October 2015 to August 2019). Prior to joining Eastside, Mr. Shum served as an Officer and Director of XZERES Corp, a publicly traded global renewable energy company, from October 2008 until April 2015 in various officer roles, including Chief Operating Officer from September 2014 until April 2015, Chief Financial Officer, Principal Accounting Officer and Secretary from April 2010 until September 2014 (under former name, Cascade Wind Corp) and Chief Executive Officer and President from October 2008 to August 2010. Mr. Shum also serves as the managing principal of Core Fund Management, LP and the Fund Manager of Core Fund, LP. He was a founder of Revere Data LLC (now part of Factset Research Systems, Inc.) and served as its Executive Vice President for four years, heading up the product development efforts and contributing to operations, business development, and sales. He spent six years as an investment research analyst and portfolio manager of D.N.B. Capital Management, Inc. His previous employers include Red Chip Review and Laughlin Group of Companies. He earned a B.S. in Finance and a B.S. in General Management from Portland State University in 1992.

Andrea Goren. Mr. Goren is our Chief Financial Officer, a position he has held since June 14, 2021, and, before that, was advisor to the CEO of the Company from July 2020. Mr. Goren has over 30 years’ experience in private equity, investment banking, and corporate finance working with management teams in growing and restructuring businesses. Mr. Goren currently serves as director and corporate secretary of iSign Solutions Inc. (ticker: ISGN), an electronic signature software company, and also held the position of CFO from December 2010 to June 2021. Mr. Goren also serves as director and vice chairman of Americans for Ben Gurion University, a U.S. non-profit organization focused primarily on securing funds from U.S. donors to benefit one of Israel’s leading universities. Previously, Mr. Goren served as managing director and CFO of Phoenix Group, a private equity firm, and in that role served as director of Xplore Technologies Corp., a leader in rugged PCs sold to Zebra Technologies (ticker: ZBRA), and director of The Fairchild Corporation, a holding company with aerospace and retail assets, among others. Prior to Phoenix, Mr. Goren served as vice president of Shamrock International, Ltd, an arm of Roy Disney’s holding company focused on private equity and venture capital investments in Europe and Israel. Mr. Goren earned a BA from Connecticut College in 1989 and an MBA from Columbia University’s Graduate School of Business in 1994.

Michael J. Campbell. Mr. Campbell is our Chief Operating Officer and Vice President of Business Development, positions he has held since February 2019, and was a director from October 2017 to November 2020. Mr. Campbell was previously the Vice President of IVF Americas Business Unit for Cooper Surgical, Inc., a wholly owned subsidiary of The Cooper Companies (NYSE: COO). Mr. Campbell has substantial medical device sales, marketing, and business development leadership experience within Global Fortune 500 and startup company environments. During his over 11-year career at Cooper Surgical, Mr. Campbell has been responsible for IVF product portfolio sales globally including the U.S., Canada, Latin America, Europe, Middle East, Africa, and Asia Pacific regions. In addition to Mr. Campbell’s position as Vice President of IVF Americas Business Unit, he served in various leadership roles including Vice President of International Business Unit from 2013-2014 and as Vice President of IVF Business Unit from 2006 to 2012. Prior to joining Cooper Surgical, Mike was Vice President of Sales, Marketing and Business Development at Retroactive Bioscience from 1997 to 2006 and Vice President of Sales and Marketing for Gabriel Medical from 1994 to 1997. Mr. Campbell also served in various senior management positions across marketing, sales and product management at Boston Scientific Corporation beginning in 1984 through 1994.

Matthew Szot. Mr. Szot is one of our directors, a position he has held since September 13, 2020, and serves as Chairman of the Audit Committee and Compensation Committee, positions he has held since September 14, 2020. Mr. Szot is currently the Chief Financial Officer of Cadrenal Therapeutics, Inc. (Nasdaq: CVKD), a late-stage biopharmaceutical company where he has served since May 2022. From March 2010 to November 2021, Mr. Szot served as the Executive Vice President and Chief Financial Officer of S&W Seed Company (Nasdaq: SANW), an agricultural biotechnology company. Mr. Szot is also currently a director and serves as Chairman of both the Audit and Nominating and Governance Committees of SenesTech (Nasdaq: SNES), a publicly traded life science company with next generation technologies for managing animal pest populations through fertility control. From June 2018 to August 2019, Mr. Szot served on the board of directors and as Chairman of the Audit Committee of Eastside Distilling, Inc. (Nasdaq; EAST), a publicly traded company in the craft spirits industry. From February 2007 until October 2011, Mr. Szot served as the Chief Financial Officer for Cardiff Partners, LLC, a strategic consulting company that provided executive financial services to various publicly traded and privately held companies. Prior thereto, from 2003 to December 2006, Mr. Szot served as Chief Financial Officer and Secretary of Rip Curl, Inc., a market leader in wetsuit and action sports apparel products. From 1996 to 2003, Mr. Szot was a Certified Public Accountant with KPMG in the San Diego and Chicago offices and served as an Audit Manager for various publicly traded companies. Mr. Szot graduated with High Honors from the University of Illinois, Champaign-Urbana with a Bachelor of Science degree in Agricultural Economics/Accountancy. Mr. Szot is a Certified Public Accountant in the State of California. We believe that Mr. Szot is qualified to serve as a member of our board of directors because of his experience and knowledge of corporate finance, mergers and acquisitions, corporate governance, as well as other operational, financial, and accounting matters gained as a past and present chief financial officer and director of other public and private companies.

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

Barbara Ryan. Ms. Ryan is one of our directors, a position she has held since September 2020. Ms. Ryan founded Barbara Ryan Advisors, a capital markets and communications firm, in 2012 following a more than 30-year career on Wall Street as a sell-side research analyst covering the US large cap pharmaceutical industry. Ms. Ryan has deep experience in equity and debt financings, M&A, valuation, SEC reporting, financial analysis, and corporate strategy across a broad range of life sciences companies. Barbara worked on several of the industry’s largest M&A transactions: Shire’s defense versus a hostile takeover attempt by Abbvie, Shire’s takeover of Baxalta, Allergan’s defense against Valeant and Perrigo’s defense versus Mylan. Barbara served as an executive team member and on the disclosure committee for Radius Health from January 2014 to December 2017 and played a critical role in the Company’s IPO and subsequent follow on offerings which raised over $1 billion. Previously, Ms. Ryan was a Managing Director at Deutsche Bank/Alex Brown and Head of the company’s Pharmaceutical Research Team for 19 years and began her research career covering the pharmaceutical industry at Bear Stearns in 1982. Ms. Ryan also covered the drug wholesalers and PBMs and was the lead analyst on many high-profile IPO’s including Express Scripts, PSSI, and Henry Schein. Ms. Ryan currently serves as a senior advisor to EY and is a director on the boards of Indivior, PLC, MiNK Therapeutics where she Chairs the Audit Committee, Safecor Heatlh, Azitra, and The Red Door Community (formerly Gilda’s Club NYC), a non-profit organization. Barbara is the Founder of Fabulous Pharma Females, a non-profit whose mission is to advance women in the biopharma industry, is a member of the Editorial Advisory Board of Pharmaceutical Executive Magazine, a member of the Biopharma Executive Council, a faculty member of the GLG Institute, and a member of the Prix Galien Executive Advisory Board.

Rebecca Messina. Ms. Messina is one of our directors, a position she has held since April 2021. Ms. Messina also serves as the Chairman of our Marketing Committee, a position she has held since May 2021. Ms. Messina is currently a senior advisor at McKinsey & Company, a position she has held since 2019. From 2018-2019, Ms. Messina served as Global Chief Marketing Officer for Uber and from 2016-2018, Ms. Messina served as Senior Vice President, Global Chief Marketing Officer for Beam Suntory. Prior to that, Ms. Messina spent 22 years with The Coca-Cola Company in various roles of increasing responsibility, serving as Senior Vice President, Marketing & Innovation, Ventures & emerging Brands from 2014-2016. Ms. Messina is currently a director for each of Nick’s Ice Cream, Zico Rising, Make-a-Wish Foundation, Bartesian, and Mobile Marketing Association, all private companies. Ms. Messina received her Bachelor of Arts from Miami University of Ohio in 1994.

Independence of the Board of Directors

The listing rules of Nasdaq require us to maintain a Board comprised of a majority of independent directors, as determined affirmatively by our Board. In addition, the Nasdaq listing rules require that, subject to specified exceptions, each member of our Audit, Compensation, and Nominating and Corporate Governance Committees must be independent. Audit Committee members and Compensation Committee members must also satisfy the independence criteria set forth in Rule 10A-3 and Rule 10C-1, respectively, under the Exchange Act. Under Nasdaq listing rules, a director will only qualify as an “independent director” if, in the opinion of our Board, the director does not have a relationship that would interfere with the exercise of independent judgment in carrying out his or her responsibilities.

Our Board has undertaken a review of the independence of our directors and considered whether any director has a material relationship with us that could compromise his or her ability to exercise independent judgment in carrying out his or her responsibilities, and determined that Trent Davis, Matthew Szot, Barbara Ryan, and Rebecca Messina representing four of our five directors, are independent under Nasdaq listing rules. Mr. Shum is not considered independent due to his position as our Chief Executive Officer.

In making these determinations, our Board considered the relationships that each nonemployee director has with us and all other facts and circumstances our Board deemed relevant in determining their independence, including consulting relationships, family relationships, and the beneficial ownership of our capital stock by each non-employee director.

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

Compensation Committee

Our Compensation Committee currently consists of Ms. Ryan(Chair), Mr. Davis and Mr. Szot.

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

Audit Committee Related Function

Our Audit Committee members currently consist of Mr. Szot (Chair), Ms. Messina and Ms. Ryan. Each of the members of our Audit Committee is an independent director under the Nasdaq listing rules, satisfies the additional independence criteria for Audit Committee members, and satisfies the requirements for financial literacy under the Nasdaq listing rules and Rule 10A-3 of the Securities Exchange Act of 1934, as applicable.

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

BOARD DIVERSITY MATRIX

The following matrix discloses the gender and demographic backgrounds of our Board as self-identified by its members in accordance with the newly enacted Nasdaq Listing Rule 5606.

Board Diversity Matrix (As of April 29, 2024)
Total Number of Directors	5

Part I: Gender Identity	Female	Male	Non-Binary	Did Not Disclose Gender
Directors	2	3	-	-
Part II: Demographic Background
African American or Black	-	-	-	-
Alaskan Native or Native American	-	-	-	-
Asian	-	-	-	-
Hispanic or Latinx	-	-	-	-
Native Hawaiian or Pacific Islander	-	-	-	-
White	2	3	-	-
Two or More Races or Ethnicities	-	-	-	-
LGBTQ+	-	-	-	-
Did Not Disclose Demographic Background	-		-	-

Item 11. Executive and Director Compensation

Summary Compensation Table

The following Summary Compensation Table sets forth, for the years indicated, all cash compensation paid, distributed or accrued for services, including salary and bonus amounts, rendered in all capacities by the Company’s “named executive officers” for SEC reporting purposes.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)		Option Awards ($)		All other Compensation ($)	Total ($)

Steven Shum	2023	201,875	(2)	-	-		30,800	(3)	-	232,675
Chief Executive Officer (1)	2022	260,000	(4)	-	72,601	(5)	169,400	(6)	-	502,001

Andrea Goren	2023	173,750	(7)	-	-		24,948	(8)	-	198,698
Chief Financial Officer	2022	215,000	(9)	-	19,353	(10)	361,468	(11)	-	595,821

Michael Campbell	2023	220,000	(12)	-	-		55,002	(13)	-	275,002
Chief Operating Officer	2022	220,000	(14)	-	55,002	(15)	55,002	(16)	-	330,004
Vice President, Business Development

(1)	Mr. Shum did not receive any additional compensation for being a member of the board.
(2)	As of December 31, 2023, Mr. Shum deferred $75,106 of his salary, which the Company expects to pay before the end of 2024.
(3)	Amounts reflect the aggregate grant date fair value of the 5,000 shares of common stock underlying the stock option on the date of grant without regards to forfeitures, computed in accordance with ASC 718. This amount does not reflect the actual economic value realized by Mr. Shum. The options issued to Mr. Shum provide for equal quarterly vesting over a 3-year period based on continued employment during that time.
(4)	As of December 31, 2022, Mr. Shum deferred $49,771 of his salary, which the Company paid during 2023.
(5)	Amounts reflect the aggregate grant date fair value of the 1,006 shares of common stock. This amount does not reflect the actual economic value realized by Mr. Shum. The restricted stock grant issued to Mr. Shum provides for 50% vesting at 6 months and 50% vesting at 12 months based on continued employment during that time.
(6)	Amounts reflect the aggregate grant date fair value of the 2,851 shares of common stock underlying the stock option on the date of grant without regards to forfeitures, computed in accordance with ASC 718. This amount does not reflect the actual economic value realized by Mr. Shum. The options issued to Mr. Shum provide for equal monthly vesting over a 3-year period based on continued employment during that time.
(7)	As of December 31, 2023, Mr. Goren deferred $56,969 of his salary, which the Company expects to pay before the end of 2024.
(8)	Amounts reflect the aggregate grant date fair value of the 4,050 shares of common stock underlying the stock option on the date of grant without regards to forfeitures, computed in accordance with ASC 718. This amount does not reflect the actual economic value realized by Mr. Goren. The options issued to Mr. Goren provide for equal quarterly vesting over a 3-year period based on continued employment during that time.
(9)	As of December 31, 2022, Mr. Goren deferred $40,502 of his salary, which the Company paid during 2023.
(10)	Amounts reflect the aggregate grant date fair value of the 269 shares of common stock. This amount does not reflect the actual economic value realized by Mr. Goren. The restricted stock grant issued to Mr. Goren provides for 50% vesting at 6 months and 50% vesting at 12 months based on continued employment during that time.
(11)	Amounts reflect the aggregate grant date fair value of the 4,385 shares of common stock underlying the stock option on the date of grant without regards to forfeitures, computed in accordance with ASC 718. This amount does not reflect the actual economic value realized by Mr. Goren. The options issued to Mr. Goren provide for equal monthly vesting over a 3-year period based on continued employment during that time.
(12)	As of December 31, 2023, Mr. Campbell deferred $93,565 of his salary, which the Company expects to pay before the end of 2024.
(13)	Amounts reflect the aggregate grant date fair value of the 4,150 shares of common stock underlying the stock option on the date of grant without regards to forfeitures, computed in accordance with ASC 718. This amount does not reflect the actual economic value realized by Mr. Campbell. The options issued to Mr. Campbell provide for equal quarterly vesting over a 3-year period based on continued employment during that time.
(14)	As of December 31, 2022, Mr. Campbell deferred $15,369 of his salary, which the Company paid during 2023.
(15)	Amounts reflect the aggregate grant date fair value of the 762 shares of common stock. The restricted stock grant issued to Mr. Campbell provide for 50% vesting at 6 months and 50% vesting at 12 months based on continued employment during that time.
(16)	Amounts reflect the aggregate grant date fair value of the 926 shares of common stock underlying the stock option on the date of grant without regards to forfeitures, computed in accordance with ASC 718. This amount does not reflect the actual economic value realized by Mr. Campbell. The options issued to Mr. Campbell provide for equal monthly vesting over a 3-year period based on continued employment during that time.

Narrative Disclosure to Summary Compensation Table

Except as otherwise described below, there are no compensatory plans or arrangements, including payments to be received from the Company with respect to any named executive officer, that would result in payments to such person because of his resignation, retirement, or other termination of employment with the Company, or our subsidiaries, any change in control, or a change in the person’s responsibilities following a change in control of the Company.

OUTSTANDING EQUITY AWARDS AT END OF 2023

The following table provides information about outstanding stock options issued by the Company held by each of our NEOs as of December 31, 2023. None of our NEOs held any other equity awards from the Company as of December 31, 2023.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Stock That Has Not Yet Vested	Market Value of Stock that has not Yet Vested
Steve Shum	12,643	4,363	7.36-163.20	12/05/30-05/17/33	-	-

Andrea Goren	12,493	4,067	7.36-115.20	08/10/30-05/17/33	-	-

Michael Campbell	16,630	3,101	7.36-161.39	01/17/30-05/17/33	-	-

Employment Agreements

Steven Shum

On October 16, 2019, the Company entered into an employment agreement with Steven Shum (the “Shum Employment Agreement”), pursuant to which Mr. Shum serves as chief executive officer on an at-will basis at an annual base salary of $260,000. The Shum Employment Agreement provided for a performance bonus of $75,000 upon a successful up-listing to the Nasdaq Stock Market, with all other bonuses to be determined by the Board in its sole discretion. In addition to his base salary and performance bonus, Mr. Shum was granted: (i) 625 shares of our common stock and (ii) a three-year option to purchase 10,130 shares of our common stock at an exercise price of $163.20 per share. This option vested monthly over its 3-year term. Pursuant to the Shum Employment Agreement, Mr. Shum is also entitled to customary benefits, including health insurance and participation in employee benefit plans. The Shum Employment Agreement provides that if Mr. Shum is terminated without cause (as defined in the Shum Employment Agreement) or he resigns his employment due to a constructive termination (as defined in the Shum Employment Agreement) then he will be entitled to receive, as severance, (a) 12 month’s base salary continuation, (b) 6 months reimbursement of payments for continuing health coverage, pursuant to COBRA, and (c) continued vesting of his shares for a period of 6 months following such employment termination.

On August 10, 2023, Mr. Shum, voluntarily agreed to temporarily reduce the annual base salary under his employment agreement from $260,000 to $105,000 until further notice, which reduction took effect on August 16, 2023. As of January 1, 2024, the salary for Mr. Shum reverted to the amount reflected in the Shum Employment Agreement.

Andrea Goren

On June 14, 2021, the Company entered into an employment agreement with Andrea Goren (the “Goren Employment Agreement”), pursuant to which Mr. Goren was hired as the Company’s chief financial officer. The Goren Employment Agreement provides for an annual base salary of $215,000 and a target annual incentive bonus of up to 50% of base salary if the Company achieves goals and objectives determined by the Board. In connection with the Goren Employment Agreement, on June 14, 2021 the Company granted Mr. Goren a stock option under the 2019 Plan to purchase 3,625 shares of the Company common stock (the “Goren Option”). The Goren Option vests in equal monthly installments over a 3-year period, has a term of 10 years and can be exercised at a price of $104.10 per share. Also, in connection with the Goren Employment Agreement, as of July 1, 2021, Mr. Goren was granted a restricted stock award for 250 share of Company common stock (the “Goren RSA”). The Goren RSA vested in equal monthly installments over a 12-month period. Mr. Goren is also entitled to customary benefits, including health insurance and participation in employee benefit plans. The Goren Employment Agreement provides that if Mr. Goren terminates the Goren Employment Agreement for “cause” (as defined in the Goren Employment Agreement) or the Company terminates the Goren Employment Agreement without “cause,” then he will continue to receive his base salary for three months after termination and certain insurance benefits for twelve months after termination. The Company may terminate the Goren Employment Agreement without “cause” on 30 days’ notice.

On August 10, 2023, Mr. Goren, voluntarily agreed to temporarily reduce the annual base salary under his employment agreement from $215,000 to $105,000 until further notice, which reduction took effect on August 16, 2023. As of January 1, 2024, the salary for Mr. Goren reverted to the amount reflected in the Goren Employment Agreement.

Michael Campbell

On January 15, 2020, the Company entered into an employment agreement (the “Campbell Employment Agreement”) with Michael Campbell to serve as the Company’s chief operating officer and vice president of business development. The Campbell Employment Agreement provides for an annual base salary of $220,000, and a target annual incentive bonus of up to 50% of base salary if the Company achieves goals and objectives determined by the Board. In connection with the Campbell Employment Agreement, on January 17, 2020, the Company granted Mr. Campbell 1,563 shares of Company common stock, and an option to purchase 6,250 shares of Company common stock (the “Campbell Option”) at an exercise price of $136.8192 per share. One quarter of the Campbell Option vested upon grant, and the remainder vested in monthly increments over a period of two years from the date of grant. Mr. Campbell is also entitled to customary benefits, including health insurance and participation in employee benefit plans. The Campbell Employment Agreement provides that if Mr. Campbell terminates the Campbell Employment Agreement for “cause” (as defined in the Campbell Employment Agreement) or the Company terminates the Campbell Employment Agreement without “cause,” then he will continue to receive his base salary and certain insurance benefits for three months after termination. The Company may terminate the Campbell Employment Agreement without “cause” on 60 days’ notice.

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

Name	Potential Payment Upon Termination
	($)		Option Awards (#)
Steven Shum	$260,000	(1)	4,363	(2)
Andrea Goren	$53,750	(3)	4,067	(4)
Michael Campbell	$55,000	(5)	3,101	(6)

(1)	Mr. Shum is entitled to twelve months’ severance at the then applicable base salary rate. Mr. Shum’s current base salary is $260,000 per annum.
(2)	Represents the number of unvested options at December 31, 2023. Mr. Shum’s options vest equally over a 36-month period. At December 31, 2023, there were 12 to 24 months remaining in his vesting schedule. The potential payment of shares subject to Mr. Shum’s unvested options will reduce every month as his options vest and the value of his unvested options will be based on our market price at such time.
(3)	Mr. Goren is entitled to three months’ severance at the then applicable base salary rate. Mr. Goren’s current base salary is $215,000 per annum.
(4)	Represents the number of unvested options at December 31, 2023. Mr. Goren’s options vest equally over a 36-month period. At December 31, 2023, there were 12 to 24 months remaining in his vesting schedule. The potential payment of shares subject to Mr. Goren’s unvested options will reduce every month as his options vest and the value of his unvested options will be based on our market price at such time.
(5)	Mr. Campbell is entitled to three months’ severance at the then applicable base salary rate. Mr. Campbell’s current base salary is $220,000 per annum.
(6)	Represents the number of unvested options at December 31, 2023. Mr. Campbell’s options vest equally over a 36-month period. At December 31, 2023, there were 12 to 24 months remaining in his vesting schedule. The potential payment of shares subject to Mr. Campbell’s unvested options will reduce every month as his options vest and the value of his unvested options will be based on our market price at such time.

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

The table below presents information on the compensation of our Chief Executive Officer and other named executive officers in comparison to certain performance metrics for 2023 and 2022. These metrics are not those that the Compensation Committee uses when setting executive compensation. The use of the term Compensation Actually Paid (“CAP”) is required by the rules and regulations of the SEC, and under such rules, CAP was calculated by adjusting the Summary Compensation Table (“SCT”) Total values for the applicable year as described in the footnotes to the table.

Year	Summary Compensation Table Total for PEO (1)(2)	Compensation Actually Paid to PEO (3)	Average Summary Compensation Table Total for Non-PEO NEOs (1)(2)	Average Compensation Actually Paid to Non-PEO NEOs (3)	Value of Initial Fixed $100 Investment Based On Total Shareholder Return	Net Income
(a)	(b)	(c)	(d)	(e)	(f)	(g)
2023	232,675	202,076	222,131	198,460	3	(8,034,612)
2022	502,001	53,054	462,913	(22,301)	14	(10,892,511)
2021	297,500	381,828	307,304	414,742	110	(6,654,940)

(1)	The Principal Executive Officer (“PEO”) information reflected in columns (a) and (b) relates to our CEO, Steven Shum. The non-Principal Executive Officer (“non-PEO”) NEOs information reflected in columns (c) and (d) above relates to our CFO Andrea Goren and our COO Michael Campbell.
(2)	The amounts shown in this column are the amounts of total compensation reported for Steven Shum or the average total compensation reported for the non-PEO NEOs, as applicable, for each corresponding year in the “Total” column of the Summary Compensation. Please refer to “Executive Compensation—Compensation Tables—Summary Compensation Table.”
(3)	The amounts shown have been calculated in accordance with Item 402(v) of Regulation S-K and do not reflect compensation actually realized or received by the Company’s PEO and non-PEO NEOs. In accordance with the requirements of Item 402(v) of Regulation S-K, adjustments were made to Mr. Shum’s total compensation, or the average total compensation of the non-PEO NEOs, as applicable, as described in the tables below.

PEO SCT Total to CAP Reconciliation

Year	Summary Compensation Total	Less Stock Awards	Less Option Awards	Fair Value Adjustments to SCT Total	CAP
2023	$232,675	$-	$30,800	$201	$202,076
2022	502,001	72,601	169,400	(206,946)	53,054
2021	297,500	-	-	84,328	381,828

Average Non-PEO NEOs SCT Total to CAP Reconciliation

Year	Summary Compensation Total	Less Stock Awards	Less Option Awards	Fair Value Adjustments to SCT Total	CAP
2023	$222,131	$-	$25,256	$1,585	$198,460
2022	462,913	37,178	208,235	(239,801)	(22,301)
2021	307,304	18,438	-	125,876	414,742

PEO Equity Component of CAP

Year	Fair Value of Current Year Equity Awards at December 31,	Change in Fair Value of Prior Years’ Awards Unvested at December 31,	Change in Fair Value of Prior Years’ Awards Vested through the Year Ended December 31,	Change in Fair Value of Prior Years’ Awards Failed to Vest through the Year Ended December 31,	Equity Value Included in CAP
	(a)	(b)	(c)	(d)	(e) = (a)+(b)+(c)+(d)
2023	$4,448	$(4,214)	$5,574	$(5,607)	$201
2022	14,953	(159,116)	31,772	(94,556)	(206,946)
2021	-	42,470	-	41,858	84,328

Average Non-PEO NEOs Equity Component of CAP

Year	Fair Value of Current Year Equity Awards at December 31,	Change in Fair Value of Prior Years’ Awards Unvested at December 31,	Change in Fair Value of Prior Years’ Awards Vested through the Year Ended December 31,	Change in Fair Value of Prior Years’ Awards Failed to Vest through the Year Ended December 31,	Equity Value Included in CAP
	(a)	(b)	(c)	(d)	(e) = (a)+(b)+(c)+(d)
2023	$3,648	$(3,293)	$4,570	$(3,341)	$1,585
2022	12,550	(191,259)	38,928	(100,021)	(239,801)
2021	4,856	41,360	3,802	75,858	125,876

Compensation of Directors

DIRECTOR COMPENSATION TABLE

Name	Year	Fees earned or paid in cash ($)		Stock awards ($)	Option awards ($)	All other compensation ($)	Total ($)

Trent Davis	2023	42,500	(1)	-	24,820	-	67,320
	2022	42,500	(2)	32,000	31,613	-	106,113

Barbara Ryan	2023	49,375	(3)	-	24,820	-	74,195
	2022	41,250	(4)	31,000	30,267	-	102,877

Matthew Szot	2023	49,375	(5)	-	24,820	-	74,195
	2022	55,000	(6)	37,000	36,552	-	128,552

Rebecca Messina	2023	41,250	(7)	-	24,820	-	66,070
	2022	41,250	(8)	30,000	29,638	-	100,888

Jeffrey Segal	2023	8,750		-	-	-	8,750
Former Director	2022	37,500	(9)	29,000	28,651	-	95,151

Kevin Doody	2023	-		-	-	-	-
Former Director	2022	25,978		27,000	26,673	-	79,651

(1)	As of December 31, 2023, Mr. Davis deferred $42,500 of fees earned, which the Company expects to pay before the end of 2024.
(2)	As of December 31, 2022, Mr. Davis deferred $10,625 of fees earned, which the Company expects to pay before the end of 2024.
(3)	As of December 31, 2023, Ms. Ryan deferred $52,500 of fees earned, which the Company expects to pay before the end of 2024.
(4)	As of December 31, 2022, Ms. Ryan deferred $11,250 of fees earned, which the Company expects to pay before the end of 2024.
(5)	As of December 31, 2023, Mr. Szot deferred $47,500 of fees earned, which the Company expects to pay before the end of 2024.
(6)	As of December 31, 2022, Mr. Szot deferred $13,750 of fees earned, which the Company expects to pay before the end of 2024.
(7)	As of December 31, 2023, Ms. Messina deferred $42,500 of fees earned, which the Company expects to pay before the end of 2024.
(8)	As of December 31, 2022, Ms. Messina deferred $9,375 of fees earned, which the Company expects to pay before the end of 2024.
(9)	As of December 31, 2022, Mr. Segal deferred $8,750 of fees earned, which the Company paid during 2023.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table shows information regarding our equity compensation plans as of December 31, 2023.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (c)
Equity compensation plans approved by security holders (1)	106,753	(2)	$41.90	5,725
Equity compensation plans not approved by security holders	-		-	-
Total	106,753		$41.90	5,725

(1) 2019 Stock Incentive Plan. On October 3, 2019, our Board adopted the 2019 Stock Incentive Plan (as amended, the “Plan”). The purpose of our Plan is to advance the best interests of the company by providing those persons who have a substantial responsibility for our management and growth with additional incentive and by increasing their proprietary interest in the success of the company, thereby encouraging them to maintain their relationships with us. Further, the availability and offering of stock options and common stock under the plan supports and increases our ability to attract and retain individuals of exceptional talent upon whom, in large measure, the sustained progress, growth and profitability which we depend. The total number of shares available for the grant of either stock options or compensation stock under the plan, including 20,640 shares approved at our shareholders meeting on October 12, 2022, is 161,498 shares, subject to annual increases of six percent (6%) of the total number of shares of outstanding Common Stock on December 31st of the preceding calendar year.

(2) We granted 23,547 shares subject to restricted stock grants under the Plan in the year ended December 31, 2023.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table and notes set forth the beneficial ownership of the common stock of the Company as of April 29, 2024, by each person who was known by the Company to beneficially own more than 5% of the common stock, by each director and named executive officer, and by all directors and executive officers as a group. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or dispositive power with respect to the securities. Unless otherwise indicated below, to our knowledge, all persons listed below have sole voting and dispositive power with respect to their shares of our common stock, except to the extent authority is shared by spouses under applicable law. Unless otherwise noted, the address of all of the individuals and entities named below is care of INVO Bioscience, Inc., 5582 Broadcast Court Sarasota, Florida, 34240.

The following table sets forth the beneficial ownership of our common shares as of April 29, 2024 for:

●	each person, or group of affiliated persons, who is known by us to beneficially own more than 5% of our common shares;

●	each of our named executive officers;

●	each of our directors; and

●	all of our current executive officers and directors as a group.

The percentage ownership information is based upon 3,797,097 common shares outstanding as of April 29, 2024. We have determined beneficial ownership in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to applicable community property laws. The address for persons listed in the table is c/o INVO Bioscience, Inc., 5582 Broadcast Court, Sarasota, FL 34240.

Name and Address of Beneficial Owner (1)	Number of Shares		Percentage of Common Stock
5% Stockholders:
None	-		-

Officers and Directors:
Andrea Goren	21,055	(2)	0.55%
Michael Campbell	20,919	(3)	0.55%
Steve Shum	19,957	(4)	0.52%
Matthew Szot	7,761	(5)	0.20%
Trent Davis	7,327	(6)	0.19%
Barbara Ryan	7,147	(7)	0.19%
Rebecca Messina	6,217	(8)	0.16%
All directors and executive officers as a group (7 persons)	90,384		2.37%

(1)	Unless otherwise indicated, the business address of each current director or executive officer is INVO Bioscience, Inc. 5582 Broadcast Court Sarasota, Florida 34240.
(2)	Includes: 13,251 shares of common stock under options (either presently exercisable or within 60 days of April 29, 2024).
(3)	Includes: 17,079 shares of common stock under options (either presently exercisable or within 60 days of April 29, 2024).
(4)	Includes: 13,376 shares of common stock under options (either presently exercisable or within 60 days of April 29, 2024).
(5)	Includes: 5,801 shares of common stock under options (either presently exercisable or within 60 days of April 29, 2024).
(6)	Includes: 5,645 shares of common stock under options (either presently exercisable or within 60 days of April 29, 2024).
(7)	Includes: 5,567 shares of common stock under options (either presently exercisable or within 60 days of April 29, 2024).
(8)	Includes: 5,067 shares of common stock under options (either presently exercisable or within 60 days of April 29, 2024).

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our officers and directors to file with the SEC reports of ownership on Form 3 and changes in ownership on Form 4 and Form 5. Officers and directors are required by Commission regulations to furnish to us copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, to our knowledge all Section 16(a) filing requirements applicable to our officers and directors were timely filed during the fiscal year ended December 31, 2023.

Insider Adoption or Termination of Trading Arrangements

During the fiscal quarter ended December 31, 2023, none of our directors or officers informed us of the adoption, modification, or termination of a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as such terms are defined in Item 408 of Regulation S-K.

Insider Trading Policy

We have adopted an Insider Trading Policy that governs the purchase, sale, and/or other dispositions of our securities by our directors, officers, and employees. The Insider Trading Policy is designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to us.

Grants Made Close in Time to the Release of Material Nonpublic Information

We do not have any policies and practices on the timing of awards of stock options or other equity grants in relation to the disclosure of material nonpublic information. In 2023, we did not award any stock options or other equity grants to any executive officer in the period beginning four business days before the filing of any periodic report on Form 10-Q or 10-K or the filing or furnishing of a current report on Form 8-K that disclosed material non-public information and ending one business day after the filing or furnishing of such report.

Changes in Control

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

The foregoing description of the Merger Agreement and the amendments thereto do not purport to be complete and is qualified in its entirety by reference to the Merger Agreement, which is attached to the Company’s Current Report on Form 8-K filed October 26, 2023 as Exhibit 2.1, the Amendment to Agreement and Plan of Merger, which is attached to the Company’s Current Report on Form 8-K filed October 26, 2023 as Exhibit 2.2, and the Second Amendment, which is attached to the Company’s Current Report on Form 8-K filed January 3, 2024 as Exhibit 2.1, all of which are incorporated herein by reference.

In connection with the proposed transaction between the Company and NAYA (the “Proposed Transaction”), the Company and NAYA will file relevant materials with the SEC, including a registration statement on Form S-4 filed by the Company that will include a proxy statement of the Company that also constitutes a prospectus of the Company. A definitive proxy statement/prospectus will be mailed to stockholders of the Company and of NAYA. This communication is not a substitute for the registration statement, proxy statement, or prospectus or any other document that the Company or NAYA (as applicable) may file with the SEC in connection with the Proposed Transaction. BEFORE MAKING ANY VOTING OR INVESTMENT DECISION, INVESTORS AND SECURITY HOLDERS OF THE COMPANY AND NAYA ARE URGED TO READ THE REGISTRATION STATEMENT, THE PROXY STATEMENT/PROSPECTUS, AND ANY OTHER RELEVANT DOCUMENTS THAT ARE FILED OR WILL BE FILED WITH THE SEC, AS WELL AS ANY AMENDMENTS OR SUPPLEMENTS TO THESE DOCUMENTS, CAREFULLY AND IN THEIR ENTIRETY WHEN THEY BECOME AVAILABLE BECAUSE THEY CONTAIN OR WILL CONTAIN IMPORTANT INFORMATION ABOUT THE PROPOSED TRANSACTION AND RELATED MATTERS. Investors and security holders may obtain free copies of the registration statement and the proxy statement/prospectus (when they become available), as well as other filings containing important information about the Company or NAYA, without charge at the SEC’s Internet website (http://www.sec.gov). Copies of the documents filed with the SEC by the Company will be available free of charge under the tab “SEC Filings” on the “Investors” page of the Company’s internet website at www.invobioscience.com or by contacting the Company’s Investor Relations Contact at INVO@lythampartners.com. The information included on, or accessible through, the Company’s or NAYA’s website is not incorporated by reference into this communication.

The Company, NAYA, their respective directors and certain of their respective executive officers may be deemed to be participants in the solicitation of proxies in respect of the Proposed Transaction. Information about the directors and executive officers of the Company is set forth in its annual report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on April 16, 2024, its amendment to annual report on Form 10-K, which was filed on April 17, 2024, and this amendment. Information about the directors and executive officers of NAYA will be set forth in the registration statement on Form S-4 and the definitive proxy statement/prospectus included therein. Additional information regarding the participants in the proxy solicitations and a description of their direct or indirect interests, by security holdings or otherwise, will be contained in the proxy statement/prospectus and other relevant materials filed with the SEC when they become available.

This communication is for informational purposes and is not intended to, and shall not, constitute an offer to sell or the solicitation of an offer to buy any securities or a solicitation of any vote or approval, nor shall there be any offer, solicitation, or sale of securities in any jurisdiction in which such offer, solicitation, or sale would be unlawful prior to registration or qualification under the securities laws of any such jurisdiction. No offering of securities shall be made except by means of a prospectus meeting the requirements of Section 10 of the U.S. Securities Act of 1933, as amended.

Except as set forth above, there are no present arrangements, including pledges of the Company’s securities, known to the Company, the operation of which may result at a subsequent date in a change in control of the Company.

Item 13. Certain Relationships and Related Transactions

Related Party Transactions Policy and Procedures

We have adopted a written policy with respect to the review, approval, and ratification of related party transactions. Under the policy, any transactions where the amount involved exceeds the lesser of $120,000 or one percent (1%) of the average of our total assets at year-end for the last two completed fiscal years and in which any related person has or will have a direct or indirect material interest, other than equity and other compensation, termination, and other arrangements which are described under the headings “Compensation of Directors” and “Executive and Director Compensation,” is defined as a related party transaction. Any such related party transactions are reviewed and must be approved by the Company’s board of directors.

Certain Related Party Transactions

In the fourth quarter of 2022, the Company issued a series demand promissory notes in the aggregate principal amount of $550,000 to a related party JAG Multi Investments LLC (“JAG”), a company in which our Chief Financial Officer is a beneficiary but does not have any control over its investment decisions with respect to the Company. The JAG Notes accrue 10% annual interest from their respective dates of issuance. At maturity, the Company agreed to pay outstanding principal, a 10% financing fee and accrued interest. On July 10, 2023, the Company issued an additional demand promissory note in the principal amount of $110,000 to JAG for a purchase price of $100,000.

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

In the fourth quarter of 2022, the Company issued demand promissory notes in the aggregate principal amount of $220,000 for an aggregate purchase price of $200,000, of which (1) $100,000 was received from its Chief Executive Officer ($60,000 on November 29, 2022, $15,000 on December 2, 2022, and $25,000 on December 13, 2022) and (2) $100,000 was received from an entity controlled by its Chief Financial Officer ($75,000 on November 29, 2022 and $25,000 on December 13, 2022). These notes accrue 10% annual interest accrues from the date of issuance. These notes are callable with 10 days prior written notice. At maturity, the Company agreed to pay outstanding principal, a 10% financing fee and accrued interest.

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

Item 14. Principal Accountant Fees and Services

The following table summarizes the approximate aggregate fees billed to the Company or expected to be billed to the Company by its independent registered accounting firm:

	Fiscal Year Ended December 31, 2023	Fiscal Year Ended December 31, 2022
Audit Fees (a)	$71,350	$61,740
Audit Related fees (b)	$99,600	$53,250

(a)	Audit Fees includes fees billed for the fiscal year shown for professional services for the audit of the Company’s consolidated financial statements included in its annual report on Form 10-K and review of financial statements included in its quarterly reports on Form 10-Q.

(b)	Audit-Related Fees include assurance and related services performed to comply with generally accepted auditing standards and including audit of target acquisition companies and comfort and consent letters in connection with SEC filings and financing transactions.

The Company’s Board of Directors has adopted a procedure for pre-approval of all fees charged by the Company’s independent auditors. Under the procedure, the Board approves the engagement letter with respect to audit and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of the Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit fees paid to the auditors with respect to fiscal year 2023 and 2022 were pre-approved by the entire Board of Directors.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:

3. Exhibits:

The exhibits listed in the Original Filing and the exhibits listed below in this Amendment are filed with, or incorporated by reference in, this report.

Exhibit No.	Description

10.81	Invo Bioscience, Inc. – Insider Trading Policy.

31.3	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.4	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities ended. Exchange Act of 1934, as amended.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized on April 29, 2024.

INVO Bioscience, Inc.

Date: April 29, 2024	By:	/s/ Steven Shum
Steven Shum
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 29, 2024.

Signature	Title

/s/ Steven Shum	Chief Executive Officer and director
Steven Shum	(Principal Executive Officer)

/s/ Andrea Goren	Chief Financial Officer
Andrea Goren	(Principal Financial and Accounting Officer)

/s/ Matthew Szot
Matthew Szot	Director

/s/ Trent Davis
Trent Davis	Director

/s/ Barbara Ryan
Barbara Ryan	Director

/s/ Rebecca Messina
Rebecca Messina	Director

-20-