Form 10-Q
period 2024-03-31
INVO Bioscience, Inc.
filed 2024-05-15
CIK 1417926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 15, 2024, the Registrant had 3,808,752 shares of common stock outstanding.

INVO BIOSCIENCE, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED March 31, 2024

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

INVO BIOSCIENCE, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31,	December 31,
	2024	2023
		(audited)
ASSETS
Current assets
Cash	$475,125	$232,424
Accounts receivable	176,888	140,550
Inventory	266,454	264,507
Prepaid expenses and other current assets	806,479	622,294
Total current assets	1,724,946	1,259,775
Property and equipment, net	412,196	826,418
Lease right of use	3,369,229	5,740,929
Intangible assets, net	3,889,056	4,093,431
Goodwill	5,878,986	5,878,986
Equity investments	871,352	916,248
Investment in NAYA	2,172,000	2,172,000
Total assets	$18,317,765	$20,887,787
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$2,798,066	$2,330,381
Accrued compensation	766,219	722,251
Notes payable – current portion, net	795,788	629,920
Notes payable – related parties, net	880,000	880,000
Deferred revenue	513,425	408,769
Lease liability, current portion	352,575	397,554
Additional payments for acquisition, current portion	2,500,000	2,500,000
Other current liabilities	350,000	350,000
Total current liabilities	8,956,073	8,218,875
Notes payable, net of current portion	1,213,533	1,253,997
Lease liability, net of current portion	3,138,004	5,522,090
Additional payments for acquisition, net of current portion	5,000,000	5,000,000
Total liabilities	18,307,610	19,994,962

Stockholders’ equity
Series A Preferred Stock, $5.00 par value; 1,000,000 shares authorized; 100,000 and 0 issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	500,000	-
Series B Preferred Stock, $5.00 par value; 1,200,000 shares authorized; 1,200,000 and 1,200,000 issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	6,000,000	6,000,000
Common Stock, $.0001 par value; 50,000,000 shares authorized; 2,618,031 and 2,492,531 issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	262	249
Additional paid-in capital	52,924,551	52,710,721
Accumulated deficit	(59,414,658)	(57,818,145)
Total stockholders’ equity	10,155	892,825
Total liabilities and stockholders’ equity	$18,317,765	$20,887,787

The accompanying notes are an integral part of these consolidated financial statements.

INVO BIOSCIENCE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months
	Ended March 31,
	2024	2023

Revenue:
Clinic revenue	$1,537,199	$297,381
Product revenue	39,087	50,644
Total revenue	1,576,286	348,025
Operating expenses
Cost of revenue	850,234	231,005
Selling, general and administrative expenses	1,440,586	2,330,834
Research and development expenses	4,880	73,520
Depreciation and amortization	226,960	19,087
Total operating expenses	2,522,660	2,654,445
Loss from operations	(946,374)	(2,306,420)
Other income (expense):
Gain (loss) from equity method joint ventures	104	(27,735)
Loss on disposal of fixed assets	(561,663)	-
Gain on lease termination	94,551	-
Interest expense	(181,295)	(216,589)
Foreign currency exchange loss	-	(135)
Total other income (expense)	(648,303)	(244,459)
Net loss before income taxes	(1,594,677)	(2,550,879)
Income taxes	1,836	-
Net loss	$(1,596,513)	$(2,550,879)

Net loss per common share:
Basic	$(0.42)	$(4.10)
Diluted	$(0.42)	$(4.10)
Weighted average number of common shares outstanding:
Basic	3,801,877	622,507
Diluted	3,801,877	622,507

The accompanying notes are an integral part of these consolidated financial statements.

INVO BIOSCIENCE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

	Common Stock		Series A Preferred Stock		Series B Preferred Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balances, December 31, 2022	608,611	$61	-	$-	-	$-	$48,805,860	$(49,783,533)	(977,612)
Common stock issued to directors and employees	3,490	-	-	-	-	-	46,503	-	46,503
Common stock issued for services	13,000	1	-	-	-	-	149,899	-	149,900
Proceeds from the sale of common stock, net of fees and expenses	69,000	7	-	-	-	-	2,708,635	-	2,708,642
Common stock issued with notes payable	4,167	-	-	-	-	-	56,313	-	56,313
Options exercised for cash	297	-	-	-	-	-	2,376	-	2,376
Stock options issued to directors and employees as compensation	-	-	-	-	-	-	325,834	-	325,834
Warrants issued with notes payable	-	-	-	-	-	-	327,389	-	327,389
Net Loss	-	-	-	-	-	-	-	(2,550,879)	(2,550,879)
Balances, March 31, 2023	698,565	$69	-	$-	-	$-	$52,422,809	$(52,334,412)	88,466

Balances, December 31, 2023	2,492,531	249	-	-	1,200,000	6,000,000	52,710,721	(57,818,145)	892,825
Common stock issued to directors and/or employees	-	-	-	-	-	-	92	-	92
Common stock issued for services	125,500	13	-	-	-	-	142,437	-	142,450
Preferred stock issued	-	-	100,000	500,000	-	-	-	-	500,000
Stock options issued to directors and employees as compensation	-	-	-	-	-	-	71,301	-	71,301
Net loss	-	-	-	-	-	-	-	(1,596,513)	(1,596,513)
Balances, March 31, 2024	2,618,031	262	100,000	500,000	1,200,000	6,000,000	52,924,551	(59,414,658)	10,155

The accompanying notes are an integral part of these consolidated financial statements.

INVO BIOSCIENCE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended
	March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(1,596,513)	$(2,550,879)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash stock compensation issued for services	142,450	149,900
Non-cash stock compensation issued to directors and employees	92	46,503
Fair value of stock options issued to employees	71,301	325,834
Non-cash compensation for services	45,000	45,000
Amortization of discount on notes payable	98,038	178,380
Loss (gain) from equity method investment	(104)	27,735
Loss from disposal of assets	561,663	-
Gain on lease termination	(94,551)	-
Depreciation and amortization	226,960	19,087
Changes in assets and liabilities:
Accounts receivable	(36,338)	(22,571)
Inventory	(1,947)	(7,317)
Prepaid expenses and other current assets	(330,104)	(60,677)
Accounts payable and accrued expenses	472,106	498,169
Accrued compensation	43,968	274,420
Deferred revenue	104,656	(73,130)
Leasehold liability	2,323	1,085
Accrued interest	30,443	-
Net cash used in operating activities	(260,557)	(1,148,461)
Cash from investing activities:
Payments to acquire property, plant, and equipment	(49,698)	-
Proceeds from sale of fixed assets	25,590	-
Investment in joint ventures	-	(8,447)
Net cash used in investing activities	(24,108)	(8,447)
Cash from financing activities:
Proceeds from the sale of notes payable	225,000	714,000
Proceeds from the sale of common stock, net of offering costs	-	2,708,642
Proceeds from sale of preferred stock	500,000	-
Proceeds from option exercise	-	2,376
Principal payments on note payable	(197,634)	(170,000)
Net cash provided by financing activities	527,366	3,255,018

Increase (decrease) in cash and cash equivalents	242,701	2,098,110
Cash and cash equivalents at beginning of period	232,424	90,135
Cash and cash equivalents at end of period	$475,125	$2,188,245

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$50,804	$-
Taxes	$-	$800
Noncash activities:
Fair value of warrants issued with debt	$-	$383,694

The accompanying notes are an integral part of these consolidated financial statements.

INVO BIOSCIENCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

(UNAUDITED)

Note 1 – Summary of Significant Accounting Policies

Description of Business

INVO Bioscience, Inc. (“INVO” or the “Company”) is a healthcare services company dedicated to expanding access to fertility care around the world. The Company’s commercial strategy is primarily focused on operating fertility-focused clinics, which include the opening of “INVO Centers” dedicated primarily to offering the intravaginal culture (“IVC”) procedure enabled by its INVOcell® medical device and the acquisition of US-based, profitable in vitro fertilization (“IVF”) clinics. The Company has two operational INVO Centers in the United States and completed its first IVF clinic acquisition in August 2023. The Company also continues to engage in the sale and distribution of its INVOcell technology solution into existing independently owned and operated fertility clinics.

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

The Company considers events or transactions that have occurred after the consolidated balance sheet date of March 31, 2024, but prior to the filing of the consolidated financial statements with the SEC in this Quarterly Report on Form 10-Q, to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure, as applicable. Subsequent events have been evaluated through the date of the filing of this Quarterly Report on Form 10-Q.

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

Equity Method Investments

Investments in unconsolidated affiliates, over which the Company exerts significant influence but does not control or otherwise consolidate, are accounted for using the equity method. Equity method investments are initially recorded at cost. These investments are included in investment in joint ventures in the accompanying consolidated balance sheets. The Company’s share of the profits and losses from these investments is reported in loss from equity method joint venture in the accompanying consolidated statements of operations. The Company monitors its investments for other-than-temporary impairment by considering factors such as current economic and market conditions and the operating performance of the investees and records reductions in carrying values when necessary.

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

Property and Equipment

The Company records property and equipment at cost. Property and equipment are depreciated using the straight-line method over the estimated economic lives of the assets, which are from 3 to 10 years. The Company capitalizes the expenditures for major renewals and improvements that extend the useful lives of property and equipment. Expenditures for maintenance and repairs are charged to expense as incurred. The Company reviews the carrying value of long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of long-lived assets is measured by a comparison of their carrying amounts to the undiscounted cash flows that the asset or asset group is expected to generate. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the property, if any, exceeds its fair market value.

Long- Lived Assets

Long-lived assets and certain identifiable assets related to those assets are periodically reviewed for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable. If the non-discounted future cash flows of the asset are less than their carrying amount, their carrying amounts are reduced to fair value and an impairment loss recognized. There was no impairment recorded during the three months ended March 31, 2024, and 2023.

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

Concentration of Credit Risk

Cash includes amounts deposited in financial institutions in excess of insurable Federal Deposit Insurance Corporation (“FDIC”) limits. As of March 31, 2024, the Company had cash balances in excess of FDIC limits.

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

Loss Per Share

Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding. Diluted earnings per share are computed similarly to basic earnings per share except that the denominator is increased to include potentially dilutive securities. The Company’s diluted loss per share is the same as the basic loss per share for the three months ended March 31, 2024, and 2023, as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

	Three Months Ended March 31,
	2024	2023
Net loss (numerator)	$(1,596,513)	(2,550,879)
Basic and diluted weighted-average number of common shares outstanding (denominator)	3,801,877	622,507
Basic and diluted net loss per common share	(0.42)	(4.10)

The Company has excluded the following dilutive securities from the calculation of fully diluted shares outstanding because the result would have been anti-dilutive:

	As of March 31,
	2024	2023
Options	98,962	70,627
Convertible notes and interest	199,300	70,481
Unit purchase options and warrants	4,488,620	453,383
Total	4,786,882	594,491

Recently Adopted Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements, and does not believe the future adoption of any such pronouncements will have a material impact on its financial condition or the results of its operations.

Note 2 – Liquidity

Historically, the Company has funded its cash and liquidity needs primarily through revenue collection and debt and equity financings. For the three months ended March 31, 2024, and 2023, the Company incurred a net loss of approximately $1.6 million and $2.6 million, respectively, and has an accumulated deficit of approximately $59.4 million as of March 31, 2024. Approximately $1.0 million of the net loss was related to non-cash expenses for the three months ended March 31, 2024, compared to $0.9 million for the three months ended March 31, 2023.

The Company has been dependent on raising capital from debt and equity financings to meet its needs for cash used in operating and investing activities. During the first three months of 2024, the Company received proceeds of $0.5 million from the sales of preferred stock as well as net proceeds of $0.2 million from the sale of notes. Over the next 12 months, the Company’s plan includes growing the Wisconsin Fertility Institute and pursuing additional IVF clinic acquisitions. Until the Company can generate positive cash from operations, it will need to raise additional funding to meet its liquidity needs and to execute its business strategy. As in the past, the Company will seek debt and/or equity funding, which may not be available on reasonable terms, if at all.

Although the Company’s audited consolidated financial statements for the year ended December 31, 2023 were prepared under the assumption that it would continue operations as a going concern, the report of the Company’s independent registered public accounting firm that accompanies the Company’s financial statements for the year ended December 31, 2023 contains a going concern qualification in which such firm expressed substantial doubt about the Company’s ability to continue as a going concern, based on the financial statements at that time. Specifically, as noted above, the Company has incurred significant operating losses and the Company expects to continue to incur significant expenses and operating losses as it continues to ramp up the commercialization of INVOcell and develop new INVO Centers. These prior losses and expected future losses have had, and will continue to have, an adverse effect on the Company’s financial condition. If the Company cannot continue as a going concern, its stockholders would likely lose most or all of their investment in the Company.

Note 3 – Business Combinations

Wisconsin Fertility Institute

On August 10, 2023, INVO, through Wood Violet Fertility LLC, a Delaware limited liability company (“Buyer”) and wholly owned subsidiary of INVO Centers LLC (“INVO CTR”), a Delaware company wholly-owned by INVO, consummated its acquisition of the Wisconsin Fertility Institute (“WFI”) for a combined purchase price of $10,000,000, of which $2,500,000 was paid on the closing date (net cash paid was $2,150,000 after a $350,000 holdback) plus assumption of the inter-company loan owed by WFRSA (as defined below) in the amount of $528,756. The remaining three installments of $2,500,000 each will be paid on the subsequent three anniversaries of closing. The sellers have the option to take all or a portion of the final three installments in shares of INVO common stock at a per share value of $125.00, $181.80, and $285.80, for the second, third, and final installments, respectively.

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

The Company’s consolidated financial statements for the three months ended March 31, 2024 include WFI’s results of operations. The Company’s condensed consolidated financial statements reflect the final purchase accounting adjustments in accordance with ASC 805 “Business Combinations”, whereby the purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values on the acquisition date.

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

The Bloom Agreement provides Bloom with a “profits interest” in the Georgia JV and, in connection with such profits interest, states that profits and losses be allocated to its members based on a hypothetical liquidation of the Georgia JV. In such a scenario, liquidation proceeds would be distributed in the following order: (a) to INVO CTR until the difference between its capital contributions and distributions equals $0; (b) to Bloom until its distributions equal 150% of the liquidation amounts distributed to INVO CTR (a “catch-up” to rebalance the distributions between members); and (c) thereafter on a pro rata basis. The Georgia JV had no assets or liabilities at the time the units were issued, and, as of March 31, 2024, INVO CTR had made capital contributions greater than the net loss of the Georgia JV. As such, the entire net loss was allocated to INVO CTR, and no loss was allocated to the noncontrolling interest of Bloom.

The Georgia JV opened to patients on September 7, 2021.

The Company determined the Georgia JV is a VIE, and that the Company is its primary beneficiary because the Company has an obligation to absorb losses that are potentially significant and the Company controls the majority of the activities that impact the Georgia JV’s economic performance, specifically control of the INVOcell and lab services quality management. As a result, the Company consolidated the Georgia JV’s results with its own. As of March 31, 2024, the Company invested $0.9 million in the Georgia JV in the form of capital contributions as well as $0.5 million in the form of a note. For the three months ended March 31, 2024 and 2023, the Georgia JV recorded net losses of $50 thousand and $32 thousand respectively. Noncontrolling interest in the Georgia JV was $0.

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

The Alabama JV opened to patients on August 9, 2021.

The Company determined the Alabama JV is a VIE, and that there is no primary beneficiary. As a result, the Company uses the equity method to account for its interest in the Alabama JV. March 31, 2024, the Company invested $1.4 million in the Alabama JV in the form of a note. For the three months ended March 31, 2024, the Alabama JV recorded net income of $0.2 thousand, of which the Company recognized a gain from equity method investments of $0.1 thousand. For the three months ended March 31, 2023, the Alabama JV recorded a net loss of $37 thousand, of which the Company recognized a loss from equity method investments of $18 thousand.

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

The Mexico JV opened to patients on November 1, 2021.

The Company determined the Mexico JV is a VIE, and that there is no primary beneficiary. As a result, the Company uses the equity method to account for its interest in the Mexico JV. During the fourth quarter of 2023, our Mexico JV partner informed the Company that the primary physician onsite had resigned. The Company elected to impair the investment at year end 2023 in this JV due to the uncertainty and possibility that the Mexico JV may offer reduced services or suspend operations. The total impairment for 2023 was approximately $0.09 million. As of March 31, 2024, INVO investment in the Mexico JV was $0.

The following table summarizes our investments in unconsolidated VIEs:

			Carrying Value as of
	Location	Percentage Ownership	March 31, 2024	December 31, 2023
HRCFG INVO, LLC	Alabama, United States	50%	$871,352	916,248
Positib Fertility, S.A. de C.V.	Mexico	33%	-	-
Total investment in unconsolidated VIEs			$871,352	916,248

Earnings from investments in unconsolidated VIEs were as follows:

	Three Months Ended March 31,
	2024	2023
HRCFG INVO, LLC	$104	$(18,670)
Positib Fertility, S.A. de C.V.	-	(9,065)
Total earnings from unconsolidated VIEs	104	(27,735)

The following tables summarize the combined unaudited financial information of our unconsolidated VIEs:

	Three Months Ended March 31,
	2024	2023
Statements of operations:
Operating revenue	$332,314	$349,326
Operating expenses	(332,106)	(413,866)
Net loss	208	(64,540)

	March 31, 2024	December 31, 2023
Balance sheets:
Current assets	$277,488	288,369
Long-term assets	1,003,816	1,026,873
Current liabilities	(516,469)	(510,091)
Long-term liabilities	(123,060)	(123,060)
Net assets	$641,775	682,091

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

The following table summarizes the Company’s transactions with VIEs:

	Three Months Ended March 31,
	2024	2023
Bloom INVO, LLC
INVOcell revenue	$10,500	$4,500
Unconsolidated VIEs
INVOcell revenue	$7,500	$3,000

The Company had balances with VIEs as follows:

	March 31, 2024	December 31, 2023
Bloom INVO, LLC
Accounts receivable	$24,000	31,500
Notes payable	486,302	482,656
Unconsolidated VIEs
Accounts receivable	$22,500	15,000

Note 6 – Inventory

Components of inventory are:

	March 31, 2024	December 31, 2023
Raw materials	$53,479	$53,479
Finished goods	212,975	211,028
Total inventory	$266,454	$264,507

Note 7 – Property and Equipment

The estimated useful lives and accumulated depreciation for equipment are as follows as of March 31, 2024, and December 31, 2023:

Estimated Useful Life
Manufacturing equipment	6 to 10 years
Medical equipment	7 to 10 years
Office equipment	3 to 7 years

	March 31, 2024	December 31, 2023
Manufacturing equipment	$132,513	$132,513
Medical equipment	350,624	303,943
Office equipment	88,420	85,404
Leasehold improvements	96,817	538,151
Less: accumulated depreciation	(256,178)	(233,593)
Total equipment, net	$412,196	$826,418

During the three months ended March 31, 2024, and 2023, the Company recorded depreciation expense of $22,585 and $19,087, respectively.

For the three months ended March 31, 2024, the Company recognized a loss on disposal of fixed assets of $561,663 related to the termination of the Tampa INVO Center project.

Note 8 – Intangible Assets & Goodwill

Components of intangible assets are as follows:

	March 31, 2024	December 31, 2023
Tradename	$253,000	$253,000
Noncompetition agreement	3,961,000	3,961,000
Goodwill	5,878,986	5,878,986
Less: accumulated amortization	(324,944)	(120,569)
Total intangible assets	$9,768,042	$9,972,417

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

During the three months ended March 31, 2024, and 2023, the Company recorded amortization expenses related to intangible assets of $204,375 and $0, respectively.

Goodwill has an indefinite useful life and is therefore not amortized. The Company reviewed and found no indicators for impairment of the intangible assets related to the acquisition of Wisconsin Fertility Institute as of March 31, 2024.

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

As of March 31, 2024, the Company’s lease components included in the consolidated balance sheet were as follows:

Lease component	Balance sheet classification	March 31, 2024
Assets
ROU assets – operating lease	Other assets	$3,369,229
Total ROU assets		$3,369,229

Liabilities
Current operating lease liability	Current liabilities	$352,575
Long-term operating lease liability	Other liabilities	3,138,004
Total lease liabilities		$3,490,579

Future minimum lease payments as of March 31, 2024 were as follows:

2024	353,250
2025	477,947
2026	490,122
2027	480,096
2028 and beyond	2,329,322
Total future minimum lease payments	$4,130,737
Less: Interest	(640,158)
Total operating lease liabilities	$3,490,579

For the three months ended March 31, 2024, the Company recognized a gain on lease termination of $94,551 related to the termination of the lease associated with the Tampa INVO Center.

Note 10 – Notes Payable

Notes payables consisted of the following:

	March 31, 2024	December 31, 2023
Note payable. 35% - 100 % cumulative interest. Matures on June 29, 2028	$1,397,048	$1,451,245
Related party demand notes with a 10% financing fee. 10% annual interest from issuance. As of March 31, 2024, all these notes are callable.	880,000	880,000
Convertible notes. 10% annual interest. Conversion price of $2.25	410,000	410,000
Cash advance agreement	489,091	287,604
Less debt discount and financing costs	(286,818)	(264,932)
Total, net of discount	$2,889,321	$2,763,917

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

In consideration for subscribing to the JAG Note for $100,000 dated December 29, 2022, and for agreeing to extend the date on which the other JAG Notes are callable to March 31, 2023, the Company issued JAG a warrant to purchase 17,500 shares of common stock. The warrant may be exercised for a period of five (5) years from issuance at a price of $10.00 per share. The financing fees for said JAG Note and the fair value of the warrant issued were capped at the total proceeds. The relative fair value of the warrant was recorded as a debt discount and as of March 31, 2024 the Company had fully amortized the discount. On July 10, 2023 JAG agreed to extend the date on which the JAG Notes are callable to September 30, 2023.

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

The financing fees for all demand notes were recorded as a debt discount and as of March 31, 2024 the Company had fully amortized the discount.

For the three months ended March 31, 2024, the Company incurred $20,222 in interest related to these demand notes.

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

The cumulative fair value of the warrants at issuance was $132,183. This was recognized as a debt discount and will to be amortized on a straight-line basis over the life of the respective notes. As of March 31, 2024, the debt discount was fully amortized.

Interest on these notes accrues at a rate of ten percent (10%) per annum and is payable at the holder’s option either in cash or in shares of common stock at the conversion price set forth in the notes on December 31, 2023, unless converted earlier. For the three months ended March 31, 2024 the Company incurred $10,222 in interest related to these convertible notes.

All amounts due under these notes are convertible at any time after the issuance date, in whole or in part (subject to rounding for fractional shares), at the option of the holders into the common stock at a fixed conversion price for the notes as described above.

As of December 27, 2023, the Company secured written consent by the note holders of the Q1 23 Convertible Notes for the maturity date to be extended to June 30, 2024. As an incentive for the Q1 23 Convertible Note holders to approve the extension, the Company agreed to lower both the Q1 23 Convertible Notes fixed conversion price and the related warrant exercise price to $2.25. The maturity date extension and the conversion and exercise price reduction applies to all Q1 23 Convertible Notes. As the terms for the note were deemed substantially different, the Company recognized a $163,278 loss from debt extinguishment related to the change in terms.

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

The cumulative fair value of the warrants at issuance was $291,207. This was recognized as a debt discount and will be amortized on a straight-line basis over the life of the respective notes. As of March 31, 2024 the Company had fully amortized the discount.

Pursuant to the February Debentures, interest on the February Debentures accrued at a rate of eight percent (8%) per annum payable at maturity, one year from the date of the February Debentures. For the three months ended March 31, 2024 the Company incurred $0 in interest on the February Debentures.

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

While any portion of each February Debenture remained outstanding, if the Company received cash proceeds of more than $2,000,000 (the “Minimum Threshold”) in the aggregate from any source or series of related or unrelated sources, the February Investors had the right in their sole discretion to require the Company to immediately apply up to 50% of all proceeds received by the Company above the Minimum Threshold to repay the outstanding amounts owed under the February Debentures. In April 2023, the Company used $360,151 in proceeds from the RD Offering (as described in Note 11 below) to repay a portion of the February Debentures. On August 8, 2023, the Company repaid the remaining balance of $139,849 with proceeds from the August 2023 Offering (as described in Note 12 below).

The February Warrants included anti-dilution protection whereby a subsequent offering priced below the February Warrants’ strike price then in effect would entitle the February Investors to a reduction of such strike price to the price of such subsequent offering and an increase in the February Warrant Shares determined by dividing the dollar amount for which the February Warrants are exercisable by such lower strike price. As a result of the $2.85 unit purchase price of the August 2023 Offering (as described in Note 16 below), following consummation of the August 2023 Offering, the February Warrants now entitle the February Investors to purchase a total 65,790 at an exercise price of $2.85 per February Warrant Share. On August 8, 2023, the Company issued 26,391 shares of common stock upon exercise of one of the February Warrants on a net-exercise basis and on August 21, 2023, the Company issued 17,594 shares of common stock upon exercise of the other February Warrant on a net-exercise basis. Following these exercises, there were no February Warrants outstanding.

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

The financing fees were recorded as a debt discount. For the three months ending March 31, 2024 the Company amortized $69,839 of the debt discount and as of March 31, 2024 had a remaining debt discount balance of $180,882.

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

The financing fees for the RSLA Loan were recorded as a debt discount. For the three months ending March 31, 2024, the Company amortized $789 of the debt discount and as of March 31, 2024 had a remaining debt discount balance of $13,422. For the three months ended March 31, 2024, the Company incurred $50,804 in interest related to the RSLA Loan.

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

Note 11 – Related Party Transactions

In the fourth quarter of 2022, the Company issued a series demand promissory notes in the aggregate principal amount of $550,000 to a related party, JAG, a company in which our Chief Financial Officer is a beneficiary but does not have any control over its investment decisions with respect to the Company, for an aggregate purchase price of $500,000. The JAG Notes accrue 10% annual interest from their respective dates of issuance. At maturity, the Company agreed to pay outstanding principal, a 10% financing fee and accrued interest. On July 10, 2023, the Company issued an additional demand promissory note in the principal amount of $110,000 to JAG for a purchase price of $100,000.

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

For the three months ended March 31, 2024, the Company incurred $20,222 in interest related to these demand notes.

As of March 31, 2024, the Company owed accounts payable to related parties totaling $288,084, primarily related to unpaid employee expense reimbursements and unpaid board fees and accrued compensation of $468,527, primarily related to deferred wages and accrued paid time off.

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

Each share of Series A Preferred has a stated value of $5.00, which is convertible into shares of the Company’s common stock at a fixed conversion price equal to $2.20 per share, subject to adjustment. The Company may not effect the conversion of any shares of Series A Preferred if, after giving effect to the conversion or issuance, the holder, together with its affiliates, would beneficially own more than 9.99% of the Company’s outstanding common stock. Moreover, the Company may not effect the conversion of any shares of Series A Preferred if, after giving effect to the conversion or issuance, the holder, together with its affiliates, would beneficially own more than 19.99% of the Company’s outstanding common stock unless and until the Company receives the approval required by the applicable rules and regulations of The Nasdaq Stock Market LLC (or any subsequent trading market).

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

Since the conversion of the Series A Preferred Stock is contingent on the closing of the Merger, it is not considered a mandatorily redeemable financial instrument until the closing of the Merger and therefore is not considered a liability under ASC 480. Additionally, since the Series A Preferred Stock is redeemable for the Company’s common stock upon an even within the Company’s control, it is classified as permanent equity.

On December 29, 2023, the Company entered into securities purchase agreement (the “Preferred Series A SPA”) with NAYA for the purchase of 1,000,000 shares of the Company’s Series A Preferred Stock at a purchase price of $5.00 per share. The parties agreed that NAYA’s purchases would be made in tranches in accordance with the following schedule: (1) $500,000 no later than Dec 29, 2023; (2) $500,000 no later than January 19, 2024; (3) $500,000 no later than February 2, 2024; (4) $500,000 no later than February 16, 2024; and (5) an additional amount as may be required prior to closing of the previously announced merger by and among the Company, INVO Merger Sub, Inc. and NAYA, and to be determined in good faith by the parties to adequately support the Company’s fertility business activities per an agreed forecast, as well as for a period of twelve (12) months post-closing including a catch-up on the Company’s past due accrued payables still outstanding. The Preferred Series A SPA contains customary representations, warranties and covenants of the Company and NAYA.

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

Each share of Series B Preferred has a stated value of $5.00, which is convertible into shares of the Company’s common stock at a fixed conversion price equal to $5.00 per share, subject to adjustment. The Company may not effect the conversion of any shares of Series B Preferred if, after giving effect to the conversion or issuance, the holder, together with its affiliates, would beneficially own more than 19.99% of the Company’s outstanding common stock unless and until the Company receives the approval required by the applicable rules and regulations of Nasdaq (or any subsequent trading market).

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

Since the conversion of the Series B Preferred Stock is contingent on the closing of the Merger, it is not considered a mandatorily redeemable financial instrument until the closing of the Merger and therefore is not considered a liability under ASC 480. Additionally, since the Series B Preferred Stock is redeemable for the Company’s common stock upon an event within the Company’s control, it is classified as permanent equity.

On November 19, 2023, the Company entered into a share exchange agreement (the “Share Exchange Agreement”) with Cytovia Therapeutics Holdings, Inc., a Delaware corporation (“Cytovia”) for Cytovia’s acquisition of 1,200,000 shares of the Company’s newly designated Series B Preferred Stock in exchange for 163,637 shares of common stock of NAYA held by Cytovia (the “Share Exchange”). On November 20, 2023, the Company and Cytovia closed on the exchange of shares. As of March 31, 2024, the Company owns approximately 6.5% of the outstanding shares of NAYA’s common stock and had no significant control over NAYA therefore the asset is accounted for using the fair value method.

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

August 2023 Public Offering

On August 4, 2023, the Company, entered into securities purchase agreements (the “Purchase Agreements”) with certain institutional and other investors, pursuant to which the Company agreed to issue and sell to such investors in a public offering (the “August 2023 Offering”), 1,580,000 units (the “Units”) at a price of $2.85 per Unit, with each Unit consisting of (i) one share of common stock (the “Shares”) of the Company, and (ii) two common stock purchase warrants (the “August 2023 Warrants”), each exercisable for one share of common stock at an exercise price of $2.85 per share. In the aggregate, in the August 2023 Offering the Company issued 1,580,000 Shares and 3,160,000 August 2023 Warrants. The securities issued in the August 2023 Offering were offered pursuant to the Company’s registration statement on Form S-1 (File 333-273174) (the “Registration Statement”), initially filed by the Company with the SEC under the Securities Act, on July 7, 2023 and declared effective on August 3, 2023.

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

No sales of common stock were closed under the Triton Purchase Agreement prior to March 31, 2024.

Three Months Ended March 31, 2024

During the first three months of 2023, the Company issued 125,500 shares of common stock to consultants in consideration of services rendered with a fair value of $142,450. These shares were issued pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended. The Company did not receive any cash proceeds from this issuance.

On January 31, 2024, the Company issued 100,000 shares of Series A Preferred Stock to NAYA for proceeds of $500,000.

Note 13 – Equity-Based Compensation

Equity Incentive Plans

In October 2019, the Company adopted the 2019 Plan. Under the 2019 Plan, the Company’s board of directors is authorized to grant stock options to purchase common stock, restricted stock units, and restricted shares of common stock to its employees, directors, and consultants. The 2019 Plan initially provided for the issuance of 25,000 shares. A provision in the 2019 Plan provides for an automatic annual increase equal to 6% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year. In January 2024, the number of available shares increased by 149,551 shares bringing the total shares available under the 2019 Plan to 311,049.

Options granted under the 2019 Plan generally have a life of 3 to 10 years and exercise prices equal to or greater than the fair market value of the common stock as determined by the Company’s board of directors. Vesting for employees typically occurs over a three-year period. For the three months ended March 31, 2024, the Company incurred $71,301 in expense related to the vesting of options.

The following table sets forth the activity of the options to purchase common stock under the 2019 Plan.

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding as of December 31, 2023	106,753	$41.90	$-
Granted	-	-	-
Exercised	-	-	-
Canceled	(7,791)	34.18	-
Balance as of March 31, 2024	98,962	$35.20	$-
Exercisable as of March 31, 2024	84,260	$52.83	$-

The fair value of each option granted is estimated as of the grant date using the Black-Scholes option pricing model with the following assumptions:

	Three months ended March 31,
	2024	2023
Risk-free interest rate range	-%	3.6-3.63%
Expected life of option-years	-	5
Expected stock price volatility	-%	114.5-114.9%
Expected dividend yield	-%	-%

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

	Total Intrinsic Value of Options Exercised	Total Fair Value of Options Vested
Year ended December 31, 2023	$-	$1,049,109
Three months ended March 31, 2024	$-	$71,301

For the three months ended March 31, 2024, there were no options granted. The Company estimates the fair value of options at the grant date using the Black-Scholes model. For all stock options granted through March 31, 2024, the weighted average remaining service period is 1 year.

Restricted Stock and Restricted Stock Units

In the three months ended March 31, 2024, the Company did not grant any restricted stock units or shares of restricted stock to certain employees, directors, and consultants under the 2019 Plan. Restricted stock issued to employees, directors, and consultants generally vest either at grant or vest over a period of one year from the date of grant.

The following table summarizes the Company’s restricted stock awards activity under the 2019 Plan during the three months ended March 31, 2024:

	Number of Unvested Shares	Weighted Average Grant Date Fair Value	Aggregate Value of Shares

Balance as of December 31, 2023	25	$18.42	$5,525
Granted	-	-	-
Vested	-	-	-
Forfeitures	-	-	-
Balance as of March 31, 2024	25	18.42	5,525

Note 14 – Unit Purchase Options and Warrants

The following table sets forth the activity of unit purchase options:

	Number of Unit Purchase Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding as of December 31, 2023	$4,649	$64.00	$-
Granted	-	-	-
Exercised	-	-	-
Canceled	-	-	-
Balance as of March 31, 2024	$4,649	$64.00	$-

The following table sets forth the activity of warrants:

	Number of Warrants	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding as of December 31, 2023	3,488,620	$3.95	$-
Granted	1,000,000	2.00	-
Exercised	-	-	-
Canceled	-	-	-
Balance as of March 31, 2024	4,488,620	$2.46	$-

Warrants related to Jan and March 2023 Convertible Notes

In January and March 2023, the Company issued 5-year warrants to purchase 19,375 shares of the common stock at an exercise price of $20.00 related to the Q1 23 Convertible Notes. As of December 27, 2023, as an incentive for the Q1 23 Convertible Note holders to approve the extension, the Company agreed to lower the warrant exercise price to $2.25. As the terms for the note were deemed substantially different, the Company recognized a $163,278 loss from debt extinguishment related to the change in terms.

Warrants related to February 2023 Convertible Debentures

On February 3, and February 17, 2023, the Company issued warrants (the “February Warrants”) to purchase 12,500 shares (the “February Warrant Shares”) of common stock at an exercise price of $15.00 per share as an inducement for issuing the February Debentures.

The February Warrants included anti-dilution protection whereby a subsequent offering priced below the February Warrants’ strike price then in effect would entitle the February Investors to a reduction of such strike price to the price of such subsequent offering and an increase in the February Warrant Shares determined by dividing the dollar amount for which the February Warrants are exercisable by such lower strike price. As a result of the $2.85 unit purchase price of the August 2023 Offering, following consummation of the August 2023 Offering, the February Warrants now entitle the February Investors to purchase a total 65,790 at an exercise price of $2.85 per February Warrant Share. On August 8, 2023, the Company issued 26,391 shares of common stock upon exercise of one of the February Warrants on a net-exercise basis and on August 21, 2023, the Company issued 17,594 shares of common stock upon exercise of the other February Warrant on a net-exercise basis. Following these exercises, there were no February Warrants outstanding.

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

Warrants related to August 2023 Public Offering

In the August 2023 Offering, the Company issued and sold 1,580,000 Units at a price of $2.85 per Unit, with each Unit consisting of (i) one Share, and (ii) two August 2023 Warrants, each exercisable for one share of common stock at an exercise price of $2.85 per share. In the aggregate, in the August 2023 Offering the Company issued 1,580,000 Shares and 3,160,000 Warrants. The securities issued in the August 2023 Offering were offered pursuant to the Company’s registration statement on Form S-1 (File 333-273174), initially filed by the Company with the SEC under the Securities Act, on July 7, 2023 and declared effective on August 3, 2023.

In connection with the August 2023 Offering, on August 4, 2023, the Company issued to the Placement Agent Placement Agent Warrants to purchase 110,600 shares of common stock at an exercise price of $3.14. The Placement Agent Warrants (and the shares of common stock issuable upon the exercise of the Placement Agent Warrants) were not registered under the Securities Act and were offered pursuant to an exemption from the registration requirements of the Securities Act provided in Section 4(a)(2) of the Securities Act and Rule 506(b) promulgated thereunder.

Triton Private Placement Warrants

On March 27, 2024, the Company issued to Triton private placement warrants (the “Triton Warrants”) to purchase up to 1,000,000 shares of its common stock at an exercise price of $2.00 per share. The Triton Warrants were issued in a private placement concurrently with the Triton Purchase Agreement. The Company did not receive any proceeds from the Triton Warrants issuance.

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

Income tax expense was $1,836 and $0 for the three months ended March 31, 2024 and 2023, respectively. The annual forecasted effective income tax rate for 2024 is 0%, with a year-to-date effective income tax rate for the three months ended March 31, 2024, of 0%.

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

Immediately following the effective time of the Merger, Dr. Daniel Teper, NAYA’s current chairman and chief executive officer, will be named chairman and chief executive officer of the Company, and the board of directors will be comprised of at least seven (7) directors, of which (i) one shall be Steven Shum, INVO’s current chief executive officer, and (ii) six (6) shall be identified by NAYA, of which five (5) shall be independent directors.

Pursuant to the original Merger Agreement, the completion of the Merger is subject to satisfaction or waiver of certain customary mutual closing conditions, including (1) the adoption of the Merger Agreement by the stockholders of the Company and NAYA, (2) the absence of any injunction or other order issued by a court of competent jurisdiction or applicable law or legal prohibition prohibiting or making illegal the consummation of the Merger, (3) the completion of due diligence, (4) the completion of an interim private offering of shares of Company common stock at a price that is a premium to the market price of the Company common stock in an estimated amount of $5,000,000 or more of gross proceeds (the “Interim PIPE”), (5) the completion of a sale of shares of common stock at a target price of $5.00 per share in a private offering resulting in sufficient cash available for Parent for one year of operations, as estimated by the Company (6) the aggregate of the liabilities of the Company, excluding certain specified liabilities, shall not exceed $5,000,000, (7) the receipt of waivers from any and all holders of warrants (and any other similar instruments) to securities of the Company, with respect to any fundamental transaction rights such warrant holders may have under any such warrants, (8) the continued listing of the Company common stock on NASDAQ through the effective time of the Merger and the approval for listing on NASDAQ of the shares of the Company common stock to be issued in connection with the Merger, the interim private offering, and a private offering of shares of Company common stock at a target price of $5.00 per share (subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization with respect to the Company common stock) resulting in sufficient cash available for the Company for one year of operations, as estimated by NAYA, (9) the effectiveness of a registration statement on Form S-4 to be filed by the Company pursuant to which the shares of Company common stock to be issued in connection with the Merger will be registered with the SEC, and the absence of any stop order suspending such effectiveness or proceeding for the purpose of suspending such effectiveness being pending before or threatened by the SEC, and (10) the Company shall have received customary lock-up Agreement from certain Company stockholders. The obligation of each party to consummate the Merger is also conditioned upon (1) the other party having performed in all material respects its obligations under the Merger Agreement and (2) the other party’s representations and warranties in the Merger Agreement being true and correct (subject to certain materiality qualifiers); provided, however, that these conditions, other than with respects to certain representations and warranties, will be deemed waived by the Company upon the closing of the interim private offering.

The original Merger Agreement contains termination rights for each of the Company and NAYA, including, among others: (1) if the consummation of the Merger does not occur on or before December 31, 2023 (the “End Date”) (which has since been extended to June 30, 2024), except that any party whose material breach of the Merger Agreement caused or was the primary contributing factor that resulted in the failure of the Merger to be consummated on or before the End Date, (2) if any governmental authority has enacted any law or order making illegal, permanently enjoining, or otherwise permanently prohibiting the consummation of the Merger, and (3) if the required vote of the stockholders of either the Company or NAYA has not been obtained. The Merger Agreement contains additional termination rights for NAYA, including, among others: (1) if the Company materially breaches its non-solicitation obligations or fails to take all action necessary to hold a stockholder meeting to approve the transactions contemplated by the Merger Agreement, (2) if the aggregate of the liabilities of the Company, excluding certain specified liabilities, exceed $5,000,000, (3) if NAYA determines that the due diligence contingency will not be satisfied by October 26, 2023, (4) if NAYA determines that the Company has experienced a material adverse effect, or (5) the Company material breaches any representation, warranty, covenant, or agreement such that the conditions to closing would not be satisfied and such breach is incapable of being cured, unless such breach is caused by NAYA’s failure to perform or comply with any of the covenants, agreements, or conditions hereof to be performed or complied with by it prior to the closing.

If all of NAYA’s conditions to closing are satisfied or waived and NAYA fails to consummate the Merger, NAYA would be required to pay the Company a termination fee of $1,000,000. If all of the Company’s conditions to closing conditions are satisfied or waived and the Company fails to consummate the Merger, the Company would be required to pay NAYA a termination fee of $1,000,000.

On December 27, 2023, the Company entered into a second amendment (“Second Amendment”) to the Merger Agreement. Pursuant to the Second Amendment, the parties agreed to extend the End Date to April 30, 2024. The parties further agreed to modify the closing condition for the Interim PIPE from a private offering of shares of Company common stock at a price that is a premium to the market price of the Company common stock in an estimated amount of $5,000,000 or more of gross proceeds to a private offering of the Company’s preferred stock at a price per share of $5.00 per share in an amount equal to at least $2,000,000 to the Company, plus an additional amount as may be required prior to closing of the Merger to be determined in good faith by the parties to adequately support the Company’s fertility business activities per an agreed forecast, as well as for a period of twelve (12) months post-closing including a catch-up on the Company’s past due accrued payables still outstanding. The parties further agreed to the following schedule (the “Minimum Interim Pipe Schedule”) for the initial $2,000,000: (1) $500,000 no later than December 29, 2023, (2) $500,000 no later than January 19, 2024, (3) $500,000 no later than February 2, 2024, and (4) $500,000 no later than February 16, 2024. The parties also further agreed to modify the covenant of the parties regarding the Interim PIPE to require NAYA to consummate the Interim PIPE before the closing of the Merger; provided, however, if the Company does not receive the initial gross proceeds pursuant to the Minimum Interim Pipe Schedule, the Company shall be free to secure funding from third parties to make up for short falls on reasonable terms under SEC and Nasdaq regulations.

Effective as of May 1, 2024, the Company entered into third amendment (“Third Amendment”) to the Merger Agreement. Pursuant to the Third Amendment, the parties agreed to extend the End Date to June 30, 2024. The parties further agreed to modify the definition of an “Interim PIPE” to mean (a) a sale of shares of the Company’s Series A Preferred Stock pursuant to the Series A Preferred SPA, as amended (“Phase 1”), plus (b) a sale of shares of the Company’s preferred stock at a price per share of $5.00 per share in a private offering, to be consummated prior to the closing of the Merger, resulting in an amount as may be required, to be determined in good faith by the parties to the Merger Agreement, to adequately support the Company’s fertility business activities per an agreed forecast of the Company as well as for a period of twelve (12) months following the closing, including a catch-up on the Company’s past due accrued payables still outstanding (“Phase 2”). The parties agreed that Phase I must be consummated pursuant to the terms of the Series A Preferred SPA and that Phase II much be consummated prior to the closing of the Merger. The parties also confirmed that the Company remains free to secure any amount of funding from third parties on any terms the Company deems reasonably acceptable under SEC and Nasdaq regulations without the prior written consent of NAYA. Under the Third Amendment, the Company may terminate the Merger Agreement if NAYA breaches or fails to perform any of its covenants and agreements set forth in the Securities Purchase Agreement in any respect.

As of the date of this filing, NAYA has purchased $906,000 of the Company’s preferred stock.

Note 17 – Subsequent Events

Triton Purchase Agreement

On March 27, 2024, the Company delivered a purchase notice for 260,000 shares of common stock. The Company’s common stock traded below the purchase price following the date of the purchase notice, giving Triton the right to return to the Company any of the 260,000 shares. On April 5, 2024, Triton notified the Company that it will return 185,000 shares to the Company and closed the purchase of 75,000 shares pursuant to the Triton Purchase Agreement for net proceeds of $36,750.

On April 16, 2024, the Company delivered a purchase notice for 185,000 shares of common stock, which was subsequently closed on April 19, 2024 for net proceeds of $155,000.

Consulting Shares

In April 2024, the Company issued 11,655 shares of common stock to consultants in consideration of services rendered. These shares were issued pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended. The Company did not receive any cash proceeds from this issuance.

Debt Conversion

In April 2024, the Company issued 62,066 shares of common stock with a fair value of $139,649 as a result of the conversion of the Q1 2023 Convertible Notes and accrued interest thereon. No gain or loss was recorded on conversion, as the issuance of common stock was pursuant to the terms of a prior agreement.

FirstFire Securities Purchase Agreement

On April 5, 2024, the Company entered into a purchase agreement (the “FirstFire Purchase Agreement”) with FirstFire Global Opportunities Fund, LLC (“FirstFire”), pursuant to which FirstFire agreed to purchase, and the Company agreed to issue and sell, (i) a promissory note with an aggregate principal amount of $275,000.00, which is convertible into shares of the Company’s common stock, according to the terms, conditions, and limitations outlined in the note (the “FirstFire Note”), (ii) a warrant (the “First Warrant”) to purchase 229,167 shares (the “First Warrant Shares”) of the Company’s common stock at an exercise price of $1.20 per share, (iii) a warrant (the “Second Warrant”) to purchase 500,000 shares (the “Second Warrant Shares”) of common stock at an exercise price of $0.01 issued to FirstFire, and (iv) 50,000 shares of common stock (the “Commitment Shares”), for a purchase price of $250,000. Carter, Terry, & Company, Inc. acted as placement agent for the transaction, for which it received a cash fee of $25,000 and 11,655 restricted shares of the Company’s common stock. The proceeds were used for working capital and general corporate purposes.

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

Exercisability. The First Warrant is to be immediately exercisable and will expire five years from the issuance date. The First Warrant is exercisable, at the option of the holder, in whole or in part, by delivering to the Company a duly executed exercise notice and, at any time a registration statement registering the issuance of the First Warrant Shares under the Securities Act of 1933, as amended (the “Securities Act”) is effective and available for the issuance of such First Warrant Shares, or an exemption from registration under the Securities Act is available for the issuance of such First Warrant Shares, by payment in full in immediately available funds for the number of First Warrant Shares purchased upon such exercise. If a registration statement registering the issuance of the First Warrant Shares underlying the First Warrant under the Securities Act is not effective or available, the holder may, in its sole discretion, elect to exercise the First Warrant through a cashless exercise, in which case the holder would receive upon such exercise the net number of First Warrant Shares determined according to the formula set forth in the First Warrant.

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

August 2023 Offering Warrant Price Reduction

On April 17, 2024, the Company reduced the exercise price of the August 2023 Warrants from $2.85 per share to $1.20 per share effective April 17, 2024.

In April 2024, the Company issued 807,000 shares of common stock for proceeds of $968,400 upon the exercise of the August 2023 Warrants.

NASDAQ Delisting Notice

On April 17, 2024, the Company, having reported, on April 16, 2024, stockholders’ equity of $892,825 in the Form 10-K for the period ended December 31, 2023, received notice (the “Notice”) from the staff (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) advising the Company that it no longer complies with Nasdaq Listing Rule 5550(b)(1) that requires companies listed on The Nasdaq Capital Market to maintain stockholders’ equity of at least $2,500,000 (the “Equity Rule”).

In a decision dated November 22, 2023, a Nasdaq Hearings Panel (the “Panel”) previously had confirmed that the Company regained compliance with the Equity Rule. In the decision, the Panel imposed a Mandatory Panel Monitor for a period of one year or until November 22, 2024, which would require Staff to issue a Delist Determination Letter, in the event that the Company failed to maintain compliance with the Equity Rule (the “Panel Monitor”). As a result, the Notice contains the Staff’s determination to delist the Company.

The Notice has no immediate effect on the listing of the Company’s common stock and the Company’s common stock continues to trade on The Nasdaq Capital Market under the symbol “INVO.”

As described in the Notice, under Nasdaq rules, the Company had and exercised its right to request an appeal of this determination to prevent its securities from being delisted and suspended at the opening of business on April 26, 2024. The Company’s hearing to present its appeal of the Staff’s determination in front of the Panel has been scheduled for June 6, 2024.

The Company is currently evaluating various courses of action to regain compliance and plans to timely submit its plan to the Panel to regain compliance with the Equity Rule. There can be no assurance that the Company’s plan will be accepted or that if it is, the Company will be able to regain compliance. If the Company’s plan to regain compliance is not accepted, or if the Company fails to satisfy another Nasdaq requirement for continued listing, the Panel could decide that the Company’s common stock will be delisted, which decision may not be appealed by the Company.

Tampa Lease Assignment

On April 19, 2024, INVO Centers LLC (“INVO Centers”), a wholly owned subsidiary of the Company, completed the assignment to Brown Fertility Associates PA (“Brown Fertility”) of its lease with 4602 North Armenia Ave, LLC (the “Landlord”), for the property located at 4602 North Armenia Avenue, Suite 200, Tampa, LLC (the “Premises”). As a result of the doctor for the proposed Tampa INVO Center becoming unavailable and its current focus on prioritizing the acquisition of US-based profitable fertility clinics, the Company opted to assign the lease for the Premises. Brown Fertility paid INVO Centers $475,000 to secure the space and INVO was fully released by the Landlord under the assignment. INVO used $356,546.66 of the assignment proceeds to complete payment to the Landlord for the buildout of the Premises and for rent accrued before the completion of the assignment. The remaining proceeds will be used for general working capital.

Series A Preferred Stock Issuance

On April 15, 2024, the Company and NAYA closed on additional 61,200 shares of Series A Preferred Stock for additional gross proceeds of $306,000.

Third Amendment to NAYA Agreement and Plan of Merger

Effective as of May 1, 2024, the Company entered into a third amendment (“Third Amendment”) to the Merger Agreement. Pursuant to the Third Amendment, the parties agreed to extend the End Date to June 30, 2024. The parties further agreed to modify the definition of an “Interim PIPE” to mean (a) a sale of shares of the Company’s Series A Preferred Stock pursuant to the Series A Preferred SPA, as amended (“Phase 1”), plus (b) a sale of shares of the Company’s preferred stock at a price per share of $5.00 per share in a private offering, to be consummated prior to the closing of the Merger, resulting in an amount as may be required, to be determined in good faith by the parties to the Merger Agreement, to adequately support the Company’s fertility business activities per an agreed forecast of the Company as well as for a period of twelve (12) months following the closing, including a catch-up on the Company’s past due accrued payables still outstanding (“Phase 2”). The parties agreed that Phase I must be consummated pursuant to the terms of the Series A Preferred SPA and that Phase II much be consummated prior to the closing of the Merger. The parties also confirmed that the Company remains free to secure any amount of funding from third parties on any terms the Company deems reasonably acceptable under SEC and Nasdaq regulations without the prior written consent of NAYA. Under the Third Amendment, the Company may terminate the Merger Agreement if NAYA breaches or fails to perform any of its covenants and agreements set forth in the Securities Purchase Agreement in any respect.

Amendment to NAYA Securities Purchase Agreement

Effective as of May 1, 2024, the Company entered into an Amendment (the “SPA Amendment”) to the Series A Preferred SPA. Pursuant to the SPA Amendment, the parties agreed to the following closing schedule for NAYA’s purchases of the remaining 838,800 shares of the Company’s Series A Preferred Stock at a purchase price of $5.00 per share:

Closing Date	Shares	Aggregate Purchase Price
May 10, 2024	20,000	$100,000
May 17, 2024	30,000	$150,000
May 24, 2024	30,000	$150,000
May 31, 2024	30,000	$150,000
June 7, 2024	30,000	$150,000
June 14, 2024	30,000	$150,000
June 21, 2024	30,000	$150,000
June 28, 2024	30,000	$150,000
July 5, 2024	30,000	$150,000
On or before the closing of the Merger Agreement, to be determined in good faith by the Subscriber and the Company	598,800	$2,894,000

On May 10, 2024, the Company and NAYA closed on 20,000 shares of Series A Preferred Stock for gross proceeds of $100,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 as may be amended, supplemented or superseded from time to time by other reports we file with the SEC. All amounts in this report are in U.S. dollars, unless otherwise noted.

Throughout this Quarterly Report on Form 10-Q, references to “we,” “our,” “us,” the “Company,” “INVO,” or “INVO Bioscience, Inc.” refer to INVO Bioscience, Inc.

Overview

We are a healthcare services fertility company dedicated to expanding access to fertility care around the world. Our commercial strategy is primarily focused on operating fertility-focused clinics, which include the opening of “INVO Centers” dedicated primarily to offering the intravaginal culture (“IVC”) procedure enabled by our INVOcell® medical device and the acquisition of US-based, profitable in vitro fertilization (“IVF”) clinics. As of the date of this filing, we have two operational INVO Centers in the United States and completed our first IVF clinic acquisition in August 2023. We also continue to engage in the sale and distribution of our INVOcell technology solution into existing independently owned and operated fertility clinics.

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

INVOcell:

Our proprietary technology, INVOcell®, is a revolutionary medical device that allows fertilization and early embryo development to take place in vivo within the woman’s body. This treatment solution is the world’s first intravaginal culture technique for the incubation of oocytes and sperm during fertilization and early embryo development and provides patients with a more natural, intimate, and affordable experience in comparison to other assisted reproductive technology (“ART”) treatments. We believe the IVC procedure can deliver comparable results at a lower cost than traditional IVF and is a significantly more effective treatment than intrauterine insemination (“IUI”).

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

While INVOcell remains part of our efforts, our commercial and corporate development strategy has expanded to focus more broadly on providing ART services through our emphasis on operating clinics.

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

To date, we have completed a series of important steps in the successful development and manufacturing of the INVOcell:

●	Manufacturing: we are ISO 13485:2016 certified and manage all aspects of production and manufacturing with qualified suppliers. Our key suppliers, which include NextPhase Medical Devices and Casco Bay Molding, have been steadfast partners since our company first began and can provide us with virtually an unlimited capability to support our growth objectives, with all manufacturing performed in the New England region of the U.S..
●	Raw Materials: all raw materials utilized for the INVOcell are medical grade and commonly used in medical devices (e.g., medical grade silicone, medical grade plastic). Our principal molded component suppliers, Casco Bay Molding and R.E.C. Manufacturing Corporation, are well-established companies in the molding industry and are either ISO 13485 or ISO 9001 certified. The molded components are supplied to our contract manufacturer for assembly and packaging of the INVOcell system. The contract manufacturer is ISO 13485 certified, and U.S. Food & Drug Administration (“FDA”) registered.
●	CE Mark: INVO Bioscience received the CE Mark in October 2019. The CE Mark permits the sale of devices in Europe, Australia and other countries that recognize the CE Mark, subject to local registration requirements.
●	US Marketing Clearance: the safety and efficacy of the INVOcell has been demonstrated and cleared for marketing and use by the FDA in November 2015.
●	Clinical: In June 2023 we received FDA 510(k) clearance to expand the labeling on the INVOcell device and its indication for use to provide for a 5-day incubation period. The data supporting the expanded 5-day incubation clearance demonstrated improved patient outcomes.

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

The Alabama JV opened to patients on August 9, 2021.

The Alabama JV is accounted for using the equity method in our financial statements. As of March 31, 2024, we invested $1.4 million in the Alabama JV in the form of a note. For the three months ended March 31, 2024, the Alabama JV recorded net income of $0.2 thousand, of which we recognized a gain from equity method investments of $0.1 thousand. For the three months ended March 31, 2023, the Alabama JV recorded a net loss of $37 thousand, of which we recognized a loss from equity method investments of $18 thousand.

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

The Georgia JV opened to patients on September 7, 2021.

The results of the Georgia JV are consolidated in our financial statements. As of March 31, 2024, INVO invested $0.9 million in the Georgia JV in the form of capital contributions as well as $0.5 million in the form of a note. For the three months ended March 31, 2024 and 2023, the Georgia JV recorded net losses of $51 thousand and $32 thousand respectively. Noncontrolling interest in the Georgia JV was $0. See Note 4 of the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q for additional information on the Georgia JV.

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

The Mexico JV opened to patients on November 1, 2021.

The Mexico JV is accounted for using the equity method in our financial statements. During the fourth quarter of 2023, our Mexico JV partner informed us that the primary physician onsite had resigned. We elected to impair the investment at year end 2023 in this JV due to the uncertainty and possibility that we may offer reduced services or suspend operations. The total impairment for 2023 was approximately $0.09 million. As of March 31, 2024, INVO investment in the Mexico JV was $0.

Recent Developments

NAYA Biosciences Merger Agreement

On October 22, 2023, we entered into an Agreement and Plan of Merger, as amended effective October 25, 2023, December 27, 2023, and May 1, 2024 (collectively, the “Merger Agreement”) with INVO Merger Sub Inc., our wholly owned subsidiary and a Delaware corporation (“Merger Sub”), and NAYA Biosciences, Inc., a Delaware corporation (“NAYA”). Upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge (the “Merger”) with and into NAYA, with NAYA continuing as the surviving corporation and our wholly owned subsidiary. At the effective time and as a result of the Merger, each share of Class A common stock, par value $0.000001 per share, of NAYA (the “NAYA common stock”) outstanding immediately prior to the effective time of the Merger, other than certain excluded shares held by NAYA as treasury stock or owned by the Company or Merger Sub, will be converted into the right to receive 7.33333 (subject to adjustment as set forth in the Merger Agreement) shares of a newly designated series of our common stock, par value $0.0001 per share, which shall be entitled to ten (10) votes per each share (“Company Class B common stock”) for a total of approximately 18,150,000 of our shares (together with cash proceeds from the sale of fractional shares, the “Merger Consideration”).

Immediately following the effective time of the Merger, Dr. Daniel Teper, NAYA’s current chairman and chief executive officer, will be named our chairman and chief executive officer, and the board of directors will be comprised of at least nine (9) directors, of which (i) one shall be Steven Shum, our current chief executive officer, and (ii) eight shall be identified by NAYA, of which seven (7) shall be independent directors.

The completion of the Merger is conditioned upon the sale of 5,000,000 shares of our Series A Preferred Stock plus the sale of shares of our preferred stock at a price per share of $5.00 per share in a private offering, to be consummated prior to the closing of the Merger, resulting in an amount as may be required, to be determined in good faith by the parties to the Merger Agreement, to adequately support our fertility business activities per an agreed forecast for us as well as for a period of twelve (12) months following the closing, including a catch-up on our past due accrued payables still outstanding. We remain free to secure any amount of funding from third parties on any terms we deem reasonably acceptable under SEC and Nasdaq regulations without the prior written consent of NAYA.

In addition, the completion of the Merger is subject to satisfaction or waiver of certain customary mutual closing conditions, including (1) the adoption of the Merger Agreement by our stockholders and NAYA’s stockholders, (2) the absence of any injunction or other order issued by a court of competent jurisdiction or applicable law or legal prohibition prohibiting or making illegal the consummation of the Merger, (3) the completion of due diligence, (4) the aggregate of our liabilities, excluding certain specified liabilities, shall not exceed $5,000,000, (5) the receipt of waivers from any and all holders of warrants (and any other similar instruments) to our securities, with respect to any fundamental transaction rights such warrant holders may have under any such warrants, (7) the continued listing of our common stock on NASDAQ through the effective time of the Merger and the approval for listing on NASDAQ of the shares of our common stock to be issued in connection with the Merger, the interim private offering, and a private offering of shares of our common stock at a target price of $5.00 per share (subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization with respect to our common stock) resulting in sufficient cash available for us for one year of operations, as estimated by NAYA, (8) the effectiveness of a registration statement on Form S-4 to be filed by us pursuant to which the shares of our common stock to be issued in connection with the Merger will be registered with the SEC, and the absence of any stop order suspending such effectiveness or proceeding for the purpose of suspending such effectiveness being pending before or threatened by the SEC, and (9) we shall have received customary lock-up Agreement from certain of our stockholders. The obligation of each party to consummate the Merger is also conditioned upon (1) the other party having performed in all material respects its obligations under the Merger Agreement and (2) the other party’s representations and warranties in the Merger Agreement being true and correct (subject to certain materiality qualifiers); provided, however, that these conditions, other than with respects to certain representations and warranties, will be deemed waived by us upon the closing of the interim private offering.

The Merger Agreement contains termination rights for each of us and NAYA, including, among others: (1) if the consummation of the Merger does not occur on or before December 31, 2023 (the “End Date”) (which has since been extended to June 30, 2024), except that any party whose material breach of the Merger Agreement caused or was the primary contributing factor that resulted in the failure of the Merger to be consummated on or before the End Date, (2) if any governmental authority has enacted any law or order making illegal, permanently enjoining, or otherwise permanently prohibiting the consummation of the Merger, and (3) if the required vote of the stockholders of either us or NAYA has not been obtained. The Merger Agreement contains additional termination rights for NAYA, including, among others: (1) if we materially breach our non-solicitation obligations or fail to take all action necessary to hold a stockholder meeting to approve the transactions contemplated by the Merger Agreement, (2) if the aggregate of our liabilities, excluding certain specified liabilities, exceed $5,000,000, (3) if NAYA determines that the due diligence contingency will not be satisfied by October 26, 2023, (4) if NAYA determines that we have experienced a material adverse effect, or (5) we materially breach any representation, warranty, covenant, or agreement such that the conditions to closing would not be satisfied and such breach is incapable of being cured, unless such breach is caused by NAYA’s failure to perform or comply with any of the covenants, agreements, or conditions hereof to be performed or complied with by it prior to the closing. The Merger Agreement also contains an additional termination right for us if NAYA breaches any of its covenants and agreements set forth in that certain Securities Purchase Agreement dated as of December 29, 2023, as amended pursuant to an Amendment to Securities Purchase Agreement dated as of April 30, 2024 (as amended, the “Securities Purchase Agreement”) in any respect.

If all of NAYA’s conditions to closing are satisfied or waived and NAYA fails to consummate the Merger, NAYA would be required to pay us a termination fee of $1,000,000. If all of our conditions to closing conditions are satisfied or waived and we fail to consummate the Merger, we would be required to pay NAYA a termination fee of $1,000,000.

NAYA Securities Purchase Agreement

On December 29, 2023, the Company entered into a securities purchase agreement (the “Series A Preferred SPA”) with NAYA for NAYA’s purchase of 1,000,000 shares of the Company’s Series A Preferred Stock at a purchase price of $5.00 per share. The parties agreed that NAYA’s purchases will be made in tranches in accordance with the Minimum Interim Pipe Schedule. The Series A Preferred SPA contains customary representations, warranties and covenants of the Company and NAYA.

On January 4, 2024, the Company and NAYA closed on 100,000 shares of Series A Preferred Stock in the first tranche of this private offering for gross proceeds of $500,000. On April 15, 2024, the Company and NAYA closed on additional 61,200 shares of Series A Preferred Stock for additional gross proceeds of $306,000.

Effective as of May 1, 2024, the Company entered into an amendment (the “SPA Amendment”) to the Series A Preferred SPA. Pursuant to the SPA Amendment, the parties agreed to the following closing schedule for NAYA’s purchases of the remaining 838,800 shares of the Company’s Series A Preferred Stock at a purchase price of $5.00 per share:

Closing Date	Shares	Aggregate Purchase Price
May 10, 2024	20,000	$100,000
May 17, 2024	30,000	$150,000
May 24, 2024	30,000	$150,000
May 31, 2024	30,000	$150,000
June 7, 2024	30,000	$150,000
June 14, 2024	30,000	$150,000
June 21, 2024	30,000	$150,000
June 28, 2024	30,000	$150,000
July 5, 2024	30,000	$150,000
On or before the closing of the Merger Agreement, to be determined in good faith by the Subscriber and the Company	578,800	$2,894,000

Wisconsin Fertility Institute Acquisition

On August 10, 2023, we consummated the first acquisition of an existing IVF clinic, the Wisconsin Fertility Institute (“WFI”). As an established and profitable clinic, the closing of the WFI acquisition more than tripled our current annual revenues and became a major part of our clinic-based operations. The acquisition is accelerating the transformation of INVO to a healthcare services company and immediately added scale and positive cash flow to the operations. It also complements our existing new-build INVO Center efforts.

Through Wood Violet Fertility LLC, our indirect, wholly owned subsidiary, we consummated its acquisition of WFI for a combined purchase price of $10 million, of which $2.5 million was paid on the closing date (net cash paid was $2,150,000 after a $350,000 holdback) plus assumption of the inter-company loan owed by WFRSA (as defined below) in the amount of $528,756. The remaining three installments of $2.5 million each will be paid on the subsequent three anniversaries of closing. The sellers have the option to take all or a portion of the final three installments in shares of INVO common stock valued at $125.00, $181.80, and $285.80, for the second, third, and final installments, respectively.

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

We purchased the non-medical assets of WFRSA and one hundred percent of FLOW’s membership interests. WVF and WFRSA entered into a management services agreement pursuant to which WFRSA outsourced all its non-medical activities to WVF.

We expect to continue to pursue additional acquisitions of established and profitable existing fertility clinics as part of its ongoing strategy to accelerate overall growth.

FirstFire Securities Purchase Agreement

On April 5, 2024, the Company entered into a purchase agreement (the “FirstFire Purchase Agreement”) with FirstFire Global Opportunities Fund, LLC (“FirstFire”), pursuant to which FirstFire agreed to purchase, and the Company agreed to issue and sell, (i) a promissory note with an aggregate principal amount of $275,000.00, which is convertible into shares of the Company’s common stock, according to the terms, conditions, and limitations outlined in the note (the “FirstFire Note”), (ii) a warrant (the “First Warrant”) to purchase 229,167 shares (the “First Warrant Shares”) of the Company’s common stock at an exercise price of $1.20 per share, (iii) a warrant (the “Second Warrant”) to purchase 500,000 shares (the “Second Warrant Shares”) of common stock at an exercise price of $0.01 issued to FirstFire, and (iv) 50,000 shares of common stock (the “Commitment Shares”), for a purchase price of $250,000. Carter, Terry, & Company, Inc. acted as placement agent for the transaction, for which it received a cash fee of $25,000 and 11,655 restricted shares of the Company’s common stock. The proceeds were used for working capital and general corporate purposes.

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

Exercisability. The First Warrant are immediately exercisable and will expire five years from the issuance date. The First Warrant is exercisable, at the option of the holder, in whole or in part, by delivering to the Company a duly executed exercise notice and, at any time a registration statement registering the issuance of the First Warrant Shares under the Securities Act of 1933, as amended (the “Securities Act”) is effective and available for the issuance of such First Warrant Shares, or an exemption from registration under the Securities Act is available for the issuance of such First Warrant Shares, by payment in full in immediately available funds for the number of First Warrant Shares purchased upon such exercise. If a registration statement registering the issuance of the First Warrant Shares underlying the First Warrant under the Securities Act is not effective or available, the holder may, in its sole discretion, elect to exercise the First Warrant through a cashless exercise, in which case the holder would receive upon such exercise the net number of First Warrant Shares determined according to the formula set forth in the First Warrant.

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

On March 27, 2024, the Company issued to Triton private placement warrants to purchase up to 1,000,000 shares of our common stock at an exercise price of $2.00 per share.

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

On April 16, 2024, the Company delivered a purchase notice for 185,000 shares of common stock, which was subsequently closed on April 19, 2024 for net proceeds of $155,000.

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

August 2023 Offering Warrant Price Reduction

On August 8, 2023, the Company issued warrants to purchase 3,160,000 shares of its common stock (the “August 2023 Warrants”) as part of the August 2023 Offering. In connection therewith, the Company entered into a warrant agency agreement (the “Warrant Agent Agreement”), with Transfer Online, Inc. appointing Transfer Online, Inc. as Warrant Agent for the Warrants. On April 17, 2024, the Company and the Warrant Agent entered into an Amendment to the Warrant Agent Agreement (the “Amendment”) to confirm that the Company may adjust the exercise price of the of the Warrants to provide an exercise price per share that is lower than the then-current exercise price of the Warrants.

On April 17, 2024, the Company reduced the exercise price of the Warrants from $2.85 per share to $1.20 per share effective April 17, 2024.

In April 2024, the Company issued 807,000 shares of common stock for proceeds of $968,400 as a result of the exercise of the Warrants.

Tampa Lease Assignment

On April 19, 2024, INVO Centers LLC (“INVO Centers”), a wholly owned subsidiary of the Company, completed the assignment to Brown Fertility Associates PA (“Brown Fertility”) of its lease with 4602 North Armenia Ave, LLC (the “Landlord”), for the property located at 4602 North Armenia Avenue, Suite 200, Tampa, LLC (the “Premises”). As a result of the doctor for the proposed Tampa INVO Center becoming unavailable and its current focus on prioritizing the acquisition of US-based profitable fertility clinics, the Company opted tassign the lease for the Premises. Brown Fertility paid INVO Centers $475,000 to secure the space and INVO was fully released by the Landlord under the assignment. INVO used $356,546.66 of the assignment proceeds to complete payment to the Landlord for the buildout of the Premises and for rent accrued before the completion of the assignment. The remaining proceeds will be used for general working capital.

Delisting

On April 17, 2024, the Company, having reported, on April 16, 2024, stockholders’ equity of $892,825 in the Form 10-K for the period ended December 31, 2023, received notice (the “Notice”) from the staff (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) advising the Company that it no longer complies with Nasdaq Listing Rule 5550(b)(1) that requires companies listed on The Nasdaq Capital Market to maintain stockholders’ equity of at least $2,500,000 (the “Equity Rule”).

In a decision dated November 22, 2023, a Nasdaq Hearings Panel (the “Panel”) previously had confirmed that the Company regained compliance with the Equity Rule. In the decision, the Panel imposed a Mandatory Panel Monitor for a period of one year or until November 22, 2024, which would require Staff to issue a Delist Determination Letter, in the event that the Company failed to maintain compliance with the Equity Rule (the “Panel Monitor”). As a result, the Notice contains the Staff’s determination to delist the Company.

The Notice has no immediate effect on the listing of the Company’s common stock and the Company’s common stock continues to trade on The Nasdaq Capital Market under the symbol “INVO.”

As described in the Notice, under Nasdaq rules, the Company had and exercised its right to request an appeal of this determination to prevent its securities from being delisted and suspended at the opening of business on April 26, 2024. The Company’s hearing to present its appeal of the Staff’s determination in front of the Panel has been scheduled for June 6, 2024.

The Company is currently evaluating various courses of action to regain compliance and plans to timely submit its plan to the Panel to regain compliance with the Equity Rule. There can be no assurance that the Company’s plan will be accepted or that if it is, the Company will be able to regain compliance. If the Company’s plan to regain compliance is not accepted, or if the Company fails to satisfy another Nasdaq requirement for continued listing, the Panel could decide that the Company’s common stock will be delisted, which decision may not be appealed by the Company.

Results of Operations

During the first quarter of 2024, we continued to make steady progress with our efforts to transition the Company toward healthcare services through our ownership of fertility clinics. This was highlighted by our first acquisition (in August of 2023) of an existing IVF practice. This Madison Wisconsin-based fertility center was established more than 15 years ago, generates strong revenue and profits, and provided an immediate and substantial impact to our overall operations as reflected in our significant growth in the first quarter of this year. We also believe this first acquisition provides a road map and foundation in which we expect to utilize to pursue additional acquisitions of established and profitable small practices. Based on terms and acquisition capital availability, we anticipate continuing to actively pursue suitable acquisition targets in order to further accelerate our growth objectives.

Our existing operational INVO Centers located in Alabama and Georgia also made progress and we anticipate both will continue to make steady advances in the current year. Due to international resource constraints and the lack of an available local physician resource, we have limited our efforts at the Mexico clinic pending a final decision, which may include halting services. We will, however, continue to seek additional U.S. opportunities to expand our INVO Center activities over time. However, in the short-term, we expect to devote more of our efforts toward acquisitions as we believe it provides the ability to build scale in our operations at a quicker space, which will in turn helps support our long-term of building INVO centers across the U.S. market.

Although our clinic operations make up most of our commercial efforts and revenue, we will continue to work on providing the INVOcell to third party fertility clinics.

From a broad strategic perspective, our commercialization efforts will continue to focus on the substantial, underserved patient population and on expanding access to advanced fertility treatments. We believe our solutions, clinic operations and efforts to provide more affordable care can help address the key challenges of affordability and capacity to provide care to the vast number of patients that go untreated every year.

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

Comparison of the Three Months Ended March 31, 2024, and 2023

Revenue

Revenue for the three months ended March 31, 2024, was approximately $1.6 million compared to approximately $0.3 million for the three months ended March 31, 2023. Of the $1.6 million in revenue for the first quarter of 2024, approximately $1.5 million was related to clinic revenue from the consolidated Georgia JV and WFI. The increase of approximately $1.3 million, or approximately 353%, was primarily related to the acquisition of WFI.

Cost of Revenue

Cost of revenue for the three months ended March 31, 2024, was approximately $0.9 million compared to approximately $0.2 million for the three months ended March 31, 2023. The increase in our cost of revenue was primarily related to the acquisition of WFI.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2024, were approximately $1.4 million compared to approximately $2.3 million for the three months ended March 31, 2023. The decrease of approximately $0.9 million, or approximately 38%, was primarily the result of decreased personnel expenses. Non-cash, stock-based compensation expense, which was $0.2 million in the period, compared to $0.5 million for the same period in the prior year.

Gain (loss) from equity investment

Gain from equity investments for the three months ended March 31, 2024, was approximately $0.1 thousand compared to a loss of approximately $27 thousand for the three months ended March 31, 2023. The increase in gain is due to an increase in revenue from the equity method JV’s.

Loss on disposal of fixed assets

Loss on disposal of fixed assets for the three months ended March 31, 2024, was approximately $0.6 million compared to $0 for the three months ended March 31, 2023. The increase in loss is due to the disposal of fixed assets related to the assignment of the Tampa lease.

Gain on lease termination

Gain on lease termination for the three months ended March 31, 2024, was approximately $0.1 million compared to $0 for the three months ended March 31, 2023. The increase in loss is related to the assignment of the Tampa lease.

Interest Expense and Financing Fees

Interest expense and financing fees were approximately $0.2 million for the three months ended March 31, 2024, compared to approximately $0.2 million for the three months ended March 31, 2023.

Liquidity and Capital Resources

For the three months ended March 31, 2024, and 2023, we had net losses of approximately $1.6 million and $2.6 million, respectively, and an accumulated deficit of approximately $59.4 million as of March 31, 2024. Approximately $1.0 million of the net loss was related to non-cash expenses for the three months ended March 31, 2024, compared to $0.9 million for the three months ended March 31, 2023. We had negative working capital of approximately $7.2 million as of March 31, 2024, compared to negative working capital of approximately $7.0 million as of December 31, 2023. As of March 31, 2024, we had stockholder’s equity of approximately $10 thousand compared to stockholder’s equity of approximately $0.9 million as of December 31, 2023.

We have been dependent on raising capital from debt and equity financings to meet our needs for cash required to fund our operating expenses and investing activities. During the first three months of 2024, we received net proceeds of approximately $0.5 million for the sale of our preferred stock and $0.2 million in proceeds from the sale of notes payable. During the first three months of 2023, we received approximately $2.7 million for the sale of common stock and $0.7 million in proceeds from the sale of convertible notes. Over the next 12 months, our plan includes growing WFI and pursuing additional IVF clinic acquisitions. Our plan also includes pursuing the Merger with NAYA pursuant to the terms and conditions of the Merger Agreement. Until we can generate positive cash from operations, we will need to raise additional funding to meet our liquidity needs and to execute our business strategy. As in the past, we will seek debt and/or equity financing, which may not be available on reasonable terms, if at all.

Although our audited consolidated financial statements for the year ended December 31, 2023 were prepared under the assumption that we would continue operations as a going concern, the report of our independent registered public accounting firm that accompanies our consolidated financial statements for the year ended December 31, 2023 contains a going concern qualification in which such firm expressed substantial doubt about our ability to continue as a going concern, based on the consolidated financial statements at that time. Specifically, as noted above, we have incurred significant operating losses and we expect to continue to incur significant expenses and operating losses as we continue to acquire existing IVF clinics and the commercialization of our INVOcell solution. Prior losses and expected future losses have had, and will continue to have, an adverse effect on our financial condition. If we cannot continue as a going concern, our stockholders would likely lose most or all of their investment in us.

Cash Flows

The following table shows a summary of our cash flows for the three months ended March 31, 2024 and 2023:

	2024	2023
Cash (used in) provided by:
Operating activities	(260,557)	(1,148,461)
Investing activities	(24,108)	(8,447)
Financing activities	527,366	3,255,018

Cash Flows from Operating Activities

As of March 31, 2024, we had approximately $0.5 million in cash compared to approximately $2.2 million as of March 31, 2023. Net cash used in operating activities for the first three months of 2024 was approximately $0.3 million, compared to approximately $1.1 million for the same period in 2023. The decrease in net cash used in operating activities was primarily due to the decrease in net loss.

Cash Flows from Investing Activities

During the three months ended March 31, 2024, cash used in investing activities of $24 thousand was primarily related to the purchase of equipment for WFI. During the three months ended March 31, 2023, cash used in investing activities of $8 thousand was primarily related to a loss on equity method for the JVs.

Cash Flows from Financing Activities

During the three months ended March 31, 2024, cash provided by financing activities of approximately $0.5 million was primarily related to the sales of Series A Preferred Stock and notes payable. During the three months ended March 31, 2023, cash provided by financing activities of approximately $3.3 million was primarily related to the sale of common stock and convertible notes.

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

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2024, the end of the fiscal period covered by this Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2024.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Risk factors that affect our business and financial results are discussed in Part I, Item 1A “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2023 (“Annual Report”) as filed with the SEC on April 16, 2024, as amended. There have been no material changes in our risk factors from those previously disclosed in our Annual Report. You should carefully consider the risks described in our Annual Report, which could materially affect our business, financial condition or future results. The risks described in our Annual Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results. If any of the risks actually occur, our business, financial condition, and/or results of operations could be negatively affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In April 2024, the Company issued 11,655 shares of common stock to consultants in consideration of services rendered. These shares were issued pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended. The Company did not receive any cash proceeds from this issuance.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

(a)	None.

(b)	None.

(c)	Insider Adoption or Termination of Trading Arrangements

During the fiscal quarter ended March 31, 2024, none of our directors or officers informed us of the adoption, modification, or termination of a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as such terms are defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Description

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 is formatted in Inline XBRL

* Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 15, 2024.

INVO Bioscience, Inc.

Date: May 15, 2024	By:	/s/ Steven Shum
Steven Shum, Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2024	By:	/s/ Andrea Goren
Andrea Goren, Chief Financial Officer
(Principal Financial and Accounting Officer)

