Form 10-Q
period 2024-06-30
INVO Bioscience, Inc.
filed 2024-08-14
CIK 1417926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 14, 2024, the Registrant had 3,906,072 shares of common stock outstanding.

INVO BIOSCIENCE, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED June 30, 2024

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Quarterly Report on Form 10-Q contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may be identified by such forward-looking terminology as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” or the negative of these terms or other comparable terminology. Our forward-looking statements are based on a series of expectations, assumptions, estimates, and projections about our company, are not guarantees of future results or performance, and involve substantial risks and uncertainty. We may not actually achieve the plans, intentions, or expectations disclosed in these forward-looking statements. Actual results or events could differ materially from the plans, intentions, and expectations disclosed in these forward-looking statements. Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including the risks and uncertainties inherent in our statements regarding the following:

●	our business strategies;

●	the timing of regulatory submissions;

●	our ability to obtain and maintain regulatory approval of our existing product candidates and any other product candidates we may develop, and the labeling under any approval we may obtain;

●	risks relating to the timing and costs of clinical trials and the timing and costs of other expenses;

●	risks related to market acceptance of products;

●	the ultimate impact of a health epidemic on our business, our clinical trials, our research programs, healthcare systems or the global economy as a whole;

●	intellectual property risks;

●	risks associated with our reliance on third-party organizations;

●	our competitive position;

●	our industry environment;

●	our anticipated financial and operating results, including anticipated sources of revenues;

●	assumptions regarding the size of the available market, benefits of our products, product pricing and timing of product launches;

●	management’s expectation with respect to future acquisitions, including, without limitation, the proposed merger with NAYA Biosciences, Inc.;

●	statements regarding our goals, intentions, plans, and expectations, including the introduction of new products and markets; and

●	our cash needs and financing plans.

All of our forward-looking statements are as of the date of this Quarterly Report on Form 10-Q only. In each case, actual results may differ materially from such forward-looking information. We can give no assurance that such expectations or forward-looking statements will prove to be correct. An occurrence of, or any material adverse change in, one or more of the risk factors or risks and uncertainties referred to in this Quarterly Report on Form 10-Q or included in our other public disclosures or our other periodic reports or other documents or filings filed with or furnished to the U.S. Securities and Exchange Commission (the “SEC”) could materially and adversely affect our business, prospects, financial condition and results of operations. Except as required by law, we do not undertake or plan to update or revise any such forward-looking statements to reflect actual results, changes in plans, assumptions, estimates, or projections or other circumstances affecting such forward-looking statements occurring after the date of this Quarterly Report on Form 10-Q, even if such results, changes, or circumstances make it clear that any forward-looking information will not be realized. Any public statements or disclosures by us following this Quarterly Report on Form 10-Q that modify or impact any of the forward-looking statements contained in this Quarterly Report on Form 10-Q will be deemed to modify or supersede such statements in this Quarterly Report on Form 10-Q.

This Quarterly Report on Form 10-Q may include market data and certain industry data and forecasts, which we may obtain from internal company surveys, market research, consultant surveys, publicly available information, reports of governmental agencies, and industry publications, articles, and surveys. Industry surveys, publications, consultant surveys, and forecasts generally state that the information contained therein has been obtained from sources believed to be reliable, but the accuracy and completeness of such information is not guaranteed. While we believe that such studies and publications are reliable, we have not independently verified market and industry data from third-party sources.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

INVO BIOSCIENCE, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30,	December 31,
	2024	2023
		(audited)
ASSETS
Current assets
Cash	$942,934	$232,424
Accounts receivable	257,210	140,550
Inventory	250,066	264,507
Prepaid expenses and other current assets	945,853	622,294
Total current assets	2,396,063	1,259,775
Property and equipment, net	441,365	826,418
Lease right of use	2,614,466	5,740,929
Intangible assets, net	3,684,681	4,093,431
Goodwill	5,878,986	5,878,986
Equity investments	844,198	916,248
Investment in NAYA	2,172,000	2,172,000
Total assets	$18,031,759	$20,887,787
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$2,378,099	$2,330,381
Accrued compensation	646,838	722,251
Notes payable – current portion, net	580,086	629,920
Notes payable – related parties, net	880,000	880,000
Deferred revenue	416,745	408,769
Lease liability, current portion	237,030	397,554
Additional payments for acquisition, current portion	2,500,000	2,500,000
Other current liabilities	350,000	350,000
Total current liabilities	7,988,798	8,218,875
Notes payable, net of current portion	1,172,902	1,253,997
Lease liability, net of current portion	2,506,543	5,522,090
Additional payments for acquisition, net of current portion	5,000,000	5,000,000
Total liabilities	16,668,243	19,994,962

Stockholders’ equity
Series A Preferred Stock, $5.00 par value; 1,000,000 shares authorized; 301,280 and 0 issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	1,506,404	-
Series B Preferred Stock, $5.00 par value; 1,200,000 shares authorized; 1,200,000 and 1,200,000 issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	6,000,000	6,000,000
Common Stock, $.0001 par value; 50,000,000 shares authorized; 3,864,072 and 2,492,531 issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	386	249
Additional paid-in capital	55,767,189	52,710,721
Accumulated deficit	(61,910,463)	(57,818,145)
Total stockholders’ equity	1,363,516	892,825
Total liabilities and stockholders’ equity	$18,031,759	$20,887,787

The accompanying notes are an integral part of these consolidated financial statements.

INVO BIOSCIENCE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2024	2023	2024	2023

Revenue:
Clinic revenue	$1,807,921	$254,364	$3,345,120	$551,745
Product revenue	28,676	61,538	67,763	112,182
Total revenue	1,836,597	315,902	3,412,883	663,927
Operating expenses
Cost of revenue	861,648	235,714	1,711,882	466,719
Selling, general and administrative expenses	2,647,524	2,042,609	4,088,110	4,373,443
Research and development expenses	-	83,850	4,880	157,370
Depreciation and amortization	230,338	19,705	457,298	38,792
Total operating expenses	3,739,510	2,381,879	6,262,170	5,036,324
Loss from operations	(1,902,913)	(2,065,977)	(2,849,287)	(4,372,397)
Other income (expense):
Gain (loss) from equity method joint ventures	17,846	3,788	17,950	(23,947)
Gain (loss) on disposal of fixed assets	50,000	-	(511,663)	-
Gain on lease termination	-	-	94,551	-
Loss on debt extinguishment	(40,491)	-	(40,491)	-
Interest expense	(369,612)	(175,192)	(550,907)	(391,781)
Foreign currency exchange loss	-	(265)	-	(400)
Total other income (expense)	(342,257)	(171,669)	(990,560)	(416,128)
Net loss before income taxes	(2,245,170)	(2,237,646)	(3,839,847)	(4,788,525)
Income taxes	-	2,865	1,836	2,865
Net loss	$(2,245,170)	$(2,240,511)	$(3,841,683)	$(4,791,390)

Net loss per common share:
Basic	$(0.62)	$(3.06)	$(1.25)	$(7.07)
Diluted	$(0.62)	$(3.06)	$(1.25)	$(7.07)
Weighted average number of common shares outstanding:
Basic	3,609,812	732,255	3,072,877	677,684
Diluted	3,609,812	732,255	3,072,877	677,684

The accompanying notes are an integral part of these consolidated financial statements.

INVO BIOSCIENCE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

	Common Stock		Series A Preferred Stock		Series B Preferred Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balances, December 31, 2022	608,611	$61	-	$-	-	$-	$48,805,860	$(49,783,533)	$(977,612)
Common stock issued to directors and employees	3,490	-	-	-	-	-	46,503	-	46,503
Common stock issued for services	13,000	1	-	-	-	-	149,899	-	149,900
Proceeds from the sale of common stock, net of fees and expenses	69,000	7	-	-	-	-	2,708,635	-	2,708,642
Common stock issued with notes payable	4,167	-	-	-	-	-	56,313	-	56,313
Options exercised for cash	297	-	-	-	-	-	2,376	-	2,376
Stock options issued to directors and employees as compensation	-	-	-	-	-	-	325,834	-	325,834
Warrants issued with notes payable	-	-	-	-	-	-	327,389	-	327,389
Net Loss	-	-	-	-	-	-	-	(2,550,879)	(2,550,879)
Balances, March 31, 2023	698,565	$69	-	$-	-	$-	$52,422,809	$(52,334,412)	$88,466
Common stock issued to directors and employees	504	-	-	-	-	-	5,062	-	5,062
Common stock issued for services	12,817	2	-	-	-	-	94,274	-	94,276
Proceeds from the sale of common stock, net of fees and expenses	115,000	12	-	-	-	-	20,285	-	20,297
Stock options issued to directors and employees	-	-	-	-	-	-	326,916	-	326,916
Net Loss	-	-	-	-	-	-	-	(2,240,511)	(2,240,511)
Balances, June 30, 2023	826,886	$83	-	$-	-	$-	$52,869,346	$(54,574,923)	$(1,705,494)

Balances, December 31, 2023	2,492,531	$249	-	$-	1,200,000	$6,000,000	$52,710,721	$(57,818,145)	$892,825
Common stock issued to directors and/or employees	-	-	-	-	-	-	92	-	92
Common stock issued for services	125,500	13	-	-	-	-	142,437	-	142,450
Preferred stock issued	-	-	100,000	500,000	-	-	-	-	500,000
Stock options issued to directors and employees as compensation	-	-	-	-	-	-	71,301	-	71,301
Net loss	-	-	-	-	-	-	-	(1,596,513)	(1,596,513)
Balances, March 31 2024	2,618,031	$262	100,000	$500,000	1,200,000	$6,000,000	$52,924,551	$(59,414,658)	$10,155
Common stock issued to directors and/or employees	-	-	-	-	-	-	61	-	61
Common stock issued for services	69,155	6	-	-	-	-	59,992	-	59,998
Preferred stock issued	-	-	201,280	1,006,404	-	-	-	-	1,006,404
Proceeds from the sale of common stock, net of fees and expenses	260,000	26	-	-	-	-	165,105	-	165,131
Warrants issued with notes payable	-	-	-	-	-	-	188,755	-	188,755
Convertible note modification/extinguishment	-	-	-	-	-	-	40,491	-	40,491
Warrants issued for services							971,012		971,012
Debt conversion	109,886	11	-	-	-	-	197,022	-	197,033
Warrant exercise	807,000	81	-	-	-	-	900,530	-	900,611
Stock options issued to directors and employees as compensation	-	-	-	-	-	-	69,035	-	69,035
Deemed dividend	-	-	-	-	-	-	250,635	(250,635)	-
Net loss	-	-	-	-	-	-	-	(2,245,170)	(2,245,170)
Balances, June 30, 2024	3,864,072	$386	301,280	$1,506,404	1,200,000	$6,000,000	$55,767,189	$(61,910,463)	$1,363,516

The accompanying notes are an integral part of these consolidated financial statements.

INVO BIOSCIENCE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended
	June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(3,841,683)	$(4,791,390)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation issued for services	1,173,460	244,176
Stock compensation issued to directors and employees	153	51,565
Fair value of stock options issued to employees	140,336	652,750
Non-cash compensation for services	90,000	90,000
Amortization of discount on notes payable	349,010	301,098
Loss (gain) from equity method investment	(17,950)	23,947
Loss from debt extinguishment	40,491	-
Loss from disposal of assets	511,663	-
Gain on lease termination	(94,551)	-
Depreciation and amortization	457,298	38,792
Changes in assets and liabilities:
Accounts receivable	(116,660)	2,241
Inventory	14,441	(16,416)
Prepaid expenses and other current assets	(469,479)	(184,513)
Accounts payable and accrued expenses	35,435	432,654
Accrued compensation	(75,413)	256,158
Deferred revenue	7,976	41,311
Leasehold liability	10,080	1,829
Accrued interest	69,179	62,938
Net cash used in operating activities	(1,716,214)	(2,792,860)
Cash from investing activities:
Payments to acquire property, plant, and equipment	(104,829)	(261,505)
Proceeds from sale of fixed assets	75,590	-
Investment in joint ventures	-	(8,447)
Net cash used in investing activities	(29,239)	(269,952)
Cash from financing activities:
Proceeds from the sale of notes payable	442,500	714,000
Proceeds from the sale of common stock, net of offering costs	165,131	2,728,938
Proceeds from sale of preferred stock	1,506,404	-
Proceeds from warrant exercise	900,611	-
Proceeds from option exercise	-	2,375
Principal payments on note payable	(558,683)	(360,151)
Net cash provided by financing activities	2,455,963	3,085,162

Increase (decrease) in cash and cash equivalents	710,510	22,350
Cash and cash equivalents at beginning of period	232,424	90,135
Cash and cash equivalents at end of period	$942,934	$112,485
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$108,513	$5,720
Noncash activities:
Common stock issued upon conversion notes payable and accrued interest	$197,033	$-
Fair value of warrants issued with debt	188,755	327,390
Deemed dividend	250,635	-
Fair value of shares issued upon the conversion of debt	-	197,033
Initial ROU asset and lease liability	-	2,312,892

The accompanying notes are an integral part of these consolidated financial statements.

INVO BIOSCIENCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

(UNAUDITED)

Note 1 – Summary of Significant Accounting Policies

Description of Business

INVO Bioscience, Inc. (“INVO” or the “Company”) is a healthcare services company dedicated to expanding access to fertility care around the world. The Company’s commercial strategy is primarily focused on operating fertility-focused clinics, which include the opening of “INVO Centers” dedicated primarily to offering the intravaginal culture (“IVC”) procedure enabled by its INVOcell® medical device (“INVOcell”) and the acquisition of US-based, profitable in vitro fertilization (“IVF”) clinics. The Company has two operational INVO Centers in the United States and completed its first IVF clinic acquisition in August 2023. The Company also continues to engage in the sale and distribution of its INVOcell technology solution into existing independently owned and operated fertility clinics.

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

The Company considers events or transactions that have occurred after the consolidated balance sheet date of June 30, 2024, but prior to the filing of the consolidated financial statements with the SEC in this Quarterly Report on Form 10-Q, to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure, as applicable. Subsequent events have been evaluated through the date of the filing of this Quarterly Report on Form 10-Q.

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

Variable Interest Entities

The Company’s consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, and variable interest entities (“VIE”), where the Company is the primary beneficiary under the provisions of ASC 810, Consolidation (“ASC 810”). A VIE must be consolidated by its primary beneficiary when, along with its affiliates and agents, the primary beneficiary has both (i) the power to direct the activities that most significantly impact the VIE’s economic performance, and (ii) the obligation to absorb losses or the right to receive the benefits of the VIE that could potentially be significant to the VIE. The Company reconsiders whether an entity is still a VIE only upon certain triggering events and continually assesses its consolidated VIEs to determine if it continues to be the primary beneficiary. See “Note 3 – Variable Interest Entities” for additional information on the Company’s VIEs.

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

Cash and Cash Equivalents

For financial statement presentation purposes, the Company considers time deposits, certificates of deposit, and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. At times, cash and cash equivalents balances exceed amounts insured by the Federal Deposit Insurance Corporation.

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

Long- Lived Assets

Long-lived assets and certain identifiable assets related to those assets are periodically reviewed for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable. If the non-discounted future cash flows of the asset are less than their carrying amount, their carrying amounts are reduced to fair value and an impairment loss recognized. There was no impairment recorded during the six months ended June 30, 2024, and 2023.

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

Income Taxes

The Company is subject to income taxes in the United States and its domestic tax liabilities are subject to the allocation of expenses in multiple state jurisdictions. The Company uses the asset and liability method to account for income taxes. Under this method, deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The recoverability of deferred tax assets is evaluated by assessing the adequacy of future expected taxable income from all sources, including taxable income in prior carryback years, reversal of taxable temporary differences, forecasted operating earnings, and available tax planning strategies. To the extent the Company does not consider it more-likely-than-not that a deferred tax asset will be recovered, a valuation allowance is established.

Concentration of Credit Risk

Cash includes amounts deposited in financial institutions in excess of insurable Federal Deposit Insurance Corporation (“FDIC”) limits. As of June 30, 2024, the Company had cash balances in excess of FDIC limits.

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

Loss Per Share

Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding. Diluted earnings per share are computed similarly to basic earnings per share except that the denominator is increased to include potentially dilutive securities. The Company’s diluted loss per share is the same as the basic loss per share for the three months ended June 30, 2024, and 2023, as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss (numerator)	$(2,245,170)	(2,240,511)	(3,841,683)	(4,791,390)
Basic and diluted weighted-average number of common shares outstanding (denominator)	3,609,812	732,255	3,072,877	677,684
Basic and diluted net loss per common share	(0.62)	(3.06)	(1.25)	(7.07)

The Company has excluded the following dilutive securities from the calculation of fully diluted shares outstanding because the result would have been anti-dilutive:

	As of June 30,
	2024	2023
Options	97,992	121,255
Convertible notes and interest	532,289	55,120
Preferred stock	1,884,727	-
Warrants and unit purchase options	4,131,081	348,151
Total	6,646,089	524,526

Recently Adopted Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements, and does not believe the future adoption of any such pronouncements will have a material impact on its financial condition or the results of its operations.

Note 2 – Liquidity

Historically, the Company has funded its cash and liquidity needs primarily through revenue collection and debt and equity financings. For the six months ended June 30, 2024, and 2023, the Company incurred a net loss of approximately $3.8 million and $4.8 million, respectively, and has an accumulated deficit of approximately $61.9 million as of June 30, 2024. Approximately $2.6 million of the net loss was related to non-cash expenses for the six months ended June 30, 2024, compared to $1.4 million for the six months ended June 30, 2023.

The Company has been dependent on raising capital from debt and equity financings to meet its needs for cash used in operating and investing activities. During the first six months of 2024, the Company received $1.5 million from the sale of preferred stock, $0.9 million from the exercise of warrants, $0.4 million in net proceeds from the sale of notes, and $0.2 million in net proceeds from the sale of common stock. Over the next 12 months, the Company’s plan includes growing the Wisconsin Fertility Institute and pursuing additional IVF clinic acquisitions. Until the Company can generate positive cash from operations, it will need to raise additional funding to meet its liquidity needs and to execute its business strategy. As in the past, the Company will seek debt and/or equity funding, which may not be available on reasonable terms, if at all.

Although the Company’s audited consolidated financial statements for the year ended December 31, 2023 were prepared under the assumption that it would continue operations as a going concern, the report of the Company’s independent registered public accounting firm that accompanies the Company’s financial statements for the year ended December 31, 2023 contains a going concern qualification in which such firm expressed substantial doubt about the Company’s ability to continue as a going concern, based on the financial statements at that time. Specifically, as noted above, the Company has incurred significant operating losses, and the Company expects to continue to incur significant expenses and operating losses as it continues to ramp up the commercialization of INVOcell and develop new INVO Centers. These prior losses and expected future losses have had, and will continue to have, an adverse effect on the Company’s financial condition. If the Company cannot continue as a going concern, its stockholders would likely lose most or all of their investment in the Company.

Note 3 – Business Combinations

Wisconsin Fertility Institute

On August 10, 2023, INVO, through Wood Violet Fertility LLC, a Delaware limited liability company (“Wood Violet”) and wholly owned subsidiary of INVO Centers LLC (“INVO CTR”), a Delaware company wholly-owned by INVO, consummated its acquisition of the Wisconsin Fertility Institute (“WFI”) for a combined purchase price of $10,000,000, of which $2,500,000 was paid on the closing date (net cash paid was $2,150,000 after a $350,000 holdback) plus assumption of the inter-company loan owed by WFRSA (as defined below) in the amount of $528,756. The remaining three installments of $2,500,000 each will be within ninety (90) days of the subsequent three anniversaries of closing. The sellers have the option to take all or a portion of the final three installments in shares of INVO common stock at a per share value of $125.00, $181.80, and $285.80, for the second, third, and final installments, respectively.

WFI was comprised of (a) a medical practice, Wisconsin Fertility and Reproductive Surgery Associates, S.C., a Wisconsin professional service corporation d/b/a Wisconsin Fertility Institute (“WFRSA”), and (b) a laboratory services company, Fertility Labs of Wisconsin, LLC, a Wisconsin limited liability company (“FLOW”). WFRSA owned, operated, and managed WFI’s fertility practice that provided direct treatment to patients focused on fertility, gynecology, and obstetrics care and surgical procedures, and employed physicians and other healthcare providers to deliver such services and procedures. FLOW provided WFRSA with related laboratory services.

INVO purchased the non-medical assets of WFRSA and one hundred percent of FLOW’s membership interests through Wood Violet. Concurrently, Wood Violet and WFRSA entered into a management services agreement pursuant to which WFRSA outsourced all its non-medical activities to Wood Violet. As a result, post-closing, WFI is comprised of (a) WFRSA, which only employs physicians to provide medical services, and (b) Wood Violet, which employs all other clinic personnel and provides all non-medical services, including laboratory services. FLOW is no longer operational as its operations were absorbed by Wood Violet.

The Company’s consolidated financial statements for the six months ended June 30, 2024 include WFI’s results of operations. The Company’s condensed consolidated financial statements reflect the final purchase accounting adjustments in accordance with ASC 805 “Business Combinations”, whereby the purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values on the acquisition date.

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
10,000,000

Note 4 – Variable Interest Entities

Consolidated VIEs

Bloom INVO, LLC

On June 28, 2021, INVO CTR entered into a limited liability company agreement (the “Bloom Agreement”) with Bloom Fertility, LLC (“Bloom”) to establish a joint venture entity, formed as “Bloom INVO LLC” (the “Georgia JV”), for the purposes of commercializing INVOcell, and the related IVC procedure, through the establishment of an INVO Center in the Atlanta, Georgia metropolitan area (the “Atlanta Clinic”).

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

The Bloom Agreement provides Bloom with a “profits interest” in the Georgia JV and, in connection with such profits interest, states that profits and losses be allocated to its members based on a hypothetical liquidation of the Georgia JV. In such a scenario, liquidation proceeds would be distributed in the following order: (a) to INVO CTR until the difference between its capital contributions and distributions equals $0; (b) to Bloom until its distributions equal 150% of the liquidation amounts distributed to INVO CTR (a “catch-up” to rebalance the distributions between members); and (c) thereafter on a pro rata basis. The Georgia JV had no assets or liabilities at the time the units were issued, and, as of June 30, 2024, INVO CTR had made capital contributions greater than the net loss of the Georgia JV. As such, the entire net loss was allocated to INVO CTR, and no loss was allocated to the noncontrolling interest of Bloom.

The Atlanta Clinic opened to patients on September 7, 2021.

The Company determined the Georgia JV is a VIE, and that the Company is its primary beneficiary because the Company has an obligation to absorb losses that are potentially significant and the Company controls the majority of the activities that impact the Georgia JV’s economic performance, specifically control of the INVOcell and lab services quality management. As a result, the Company consolidated the Georgia JV’s results with its own. As of June 30, 2024, the Company invested $0.9 million in the Georgia JV in the form of capital contributions as well as $0.5 million in the form of a note. For the six months ended June 30, 2024 and 2023, the Georgia JV recorded net losses of $47 thousand and $0.1 million respectively. Noncontrolling interest in the Georgia JV was $0.

Unconsolidated VIEs

HRCFG INVO, LLC

On March 10, 2021, INVO CTR entered into a limited liability company agreement with HRCFG, LLC (“HRCFG”) to establish a joint venture, formed as HRCFG INVO, LLC (the “Alabama JV”), for the purpose of commercializing INVOcell, and the related IVC procedure, through the establishment of an INVO Center in Birmingham, Alabama (the “Birmingham Clinic”). The Company also provides certain funding to the Alabama JV. INVO CTR and HRSCGF party owns 50% of the Alabama JV.

The Birmingham clinic opened to patients on August 9, 2021.

The Company determined the Alabama JV is a VIE, and that there is no primary beneficiary. As a result, the Company uses the equity method to account for its interest in the Alabama JV. As of June 30, 2024, the Company invested $1.3 million in the Alabama JV in the form of a note. For the six months ended June 30, 2024, the Alabama JV recorded net income of $36 thousand, of which the Company recognized a gain from equity method investments of $18 thousand. For the six months ended June 30, 2023, the Alabama JV recorded a net income of $2 thousand, of which the Company recognized a gain from equity method investments of $805.

Positib Fertility, S.A. de C.V.

On September 24, 2020, INVO CTR entered into a Pre-Incorporation and Shareholders Agreement with Francisco Arredondo, MD PLLC (“Arredondo”) and Security Health LLC, a Texas limited liability company (“Ramirez”, and together with INVO CTR and Arredondo, the “Shareholders”) to establish a joint venture, formed as Positib Fertility, S.A. de C.V. (the “Mexico JV”), under which the Shareholders sought to commercialize INVOcell and the related IVC procedure and to offer related medical treatments in Mexico through the establishment of an INVO Center in Monterrey, Mexico (the “Monterrey Clinic”). Each Shareholder owns one-third of the Mexico JV.

The Monterrey Clinic opened to patients on November 1, 2021.

The Company determined the Mexico JV is a VIE, and that there is no primary beneficiary. As a result, the Company uses the equity method to account for its interest in the Mexico JV. During the fourth quarter of 2023, our Mexico JV partner informed the Company that the primary physician onsite had resigned. The Company elected to impair the investment at year end 2023 in this JV due to the uncertainty and possibility that the Mexico JV may offer reduced services or suspend operations. The total impairment for 2023 was approximately $0.09 million. As of June 30, 2024, INVO investment in the Mexico JV was $0.

The following table summarizes our investments in unconsolidated VIEs:

			Carrying Value as of
	Location	Percentage Ownership	June 30, 2024	December 31, 2023
HRCFG INVO, LLC	Alabama, United States	50%	$844,198	916,248
Positib Fertility, S.A. de C.V.	Mexico	33%	-	-
Total investment in unconsolidated VIEs			$844,198	916,248

Earnings from investments in unconsolidated VIEs were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
HRCFG INVO, LLC	$17,846	$19,474	$17,950	$805
Positib Fertility, S.A. de C.V.	-	(15,686)	-	(24,752)
Total earnings (loss) from unconsolidated VIEs	17,846	3,788	17,950	(23,947)

The following tables summarize the combined unaudited financial information of our unconsolidated VIEs:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Statements of operations:
Operating revenue	$333,308	$458,069	$665,622	$807,396
Operating expenses	(297,616)	(466,184)	(629,722)	(880,050)
Net profit (loss)	35,692	(8,115)	35,900	(72,654)

	June 30, 2024	December 31, 2023
Balance sheets:
Current assets	$286,582	288,369
Long-term assets	991,387	1,026,873
Current liabilities	(517,415)	(510,091)
Long-term liabilities	(123,060)	(123,060)
Net assets	$637,494	682,091

Note 5 – Agreements and Transactions with VIE’s

The Company sells INVOcells to its consolidated and unconsolidated VIEs and anticipates continuing to do so in the ordinary course of business. All intercompany transactions with consolidated entities are eliminated in the Company’s consolidated financial statements. Pursuant to ASC 323-10-35-8, the Company eliminates any sales to an unconsolidated VIE for INVOcell inventory that the VIE still has remaining on the books at period end.

The following table summarizes the Company’s transactions with VIEs:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Bloom INVO, LLC
INVOcell revenue	$15,000	$6,000	$25,500	$10,500
Unconsolidated VIEs
INVOcell revenue	$-	$6,750	$7,500	$9,750

The Company had balances with VIEs as follows:

	June 30, 2024	December 31, 2023
Bloom INVO, LLC
Accounts receivable	$28,500	31,500
Notes payable	489,948	482,656
Unconsolidated VIEs
Accounts receivable	$22,500	15,000

Note 6 – Inventory

Components of inventory are as follows:

	June 30, 2024	December 31, 2023
Raw materials	$53,480	$53,479
Finished goods	196,586	211,028
Total inventory	$250,066	$264,507

Note 7 – Property and Equipment

The estimated useful lives and accumulated depreciation for equipment are as follows as of June 30, 2024, and December 31, 2023:

Estimated Useful Life
Manufacturing equipment	6 to 10 years
Medical equipment	7 to 10 years
Office equipment	3 to 7 years

	June 30, 2024	December 31, 2023
Manufacturing equipment	$132,513	$132,513
Medical equipment	404,272	303,943
Office equipment	89,904	85,404
Leasehold improvements	96,817	538,151
Less: accumulated depreciation	(282,141)	(233,593)
Total equipment, net	$441,365	$826,418

During the three months ended June 30, 2024, and 2023, the Company recorded depreciation expense of $25,963 and $19,705, respectively.

During the six months ended June 30, 2024, and 2023, the Company recorded depreciation expense of $48,548 and $38,792, respectively.

For the three months ended June 30, 2024, the Company recognized a gain on disposal of fixed assets of $50,000 related to the termination of its Tampa, Florida INVO Center project (the “Tampa Project”).

For the six months ended June 30, 2024, the Company recognized a loss on disposal of fixed assets of $511,663 related to the termination of the Tampa Project.

Note 8 – Intangible Assets & Goodwill

Components of intangible assets are as follows:

	June 30, 2024	December 31, 2023
Tradename	$253,000	$253,000
Noncompetition agreement	3,961,000	3,961,000
Goodwill	5,878,986	5,878,986
Less: accumulated amortization	(529,319)	(120,569)
Total intangible assets	$9,563,667	$9,972,417

As part of the WFI acquisition, that closed on August 10, 2023, the Company acquired a tradename valued at $253,000, noncompetition agreements valued at $3,961,000 and goodwill of $5,878,986 which includes assembled workforce valued at $34,000. The tradename was deemed to have a useful life of 10 years. The noncompetition agreements were deemed to have a useful life of 15 years.

During the three months ended June 30, 2024, and 2023, the Company recorded amortization expenses related to intangible assets of $204,375 and $0, respectively.

During the six months ended June 30, 2024, and 2023, the Company recorded amortization expenses related to intangible assets of $408,750 and $0, respectively.

Goodwill has an indefinite useful life and is therefore not amortized. The Company reviewed and found no indicators for impairment of the intangible assets related to the acquisition of WFI as of June 30, 2024.

Note 9 – Leases

The Company has various operating lease agreements in place for its office and joint ventures. Per FASB’s ASU 2016-02, Leases Topic 842 (“ASU 2016-02”), effective January 1, 2019, the Company is required to report a right-of-use asset and corresponding liability to report the present value of the total lease payments, with appropriate interest calculation. The rate implicit in the lease was not readily determinable. Historically, the Company historically utilized the applicable federal rate as of the commencement of the lease; however, the Company has determined that utilization of the applicable federal rate was not its comparable incremental borrowing rate. The Company has since calculated the incremental borrowing rate for each lease by developing a synthetic credit rating for the Company as of the commencement date of each lease, adjusting the synthetic credit rating to reflect the collateralized nature of the incremental borrowing rate, and based on the adjusted synthetic rating and the various terms of the leases, selected the incremental borrowing rate based on the commencement date, duration of the lease, and a corresponding weight-adjusted corporate yield curve. The Company then completed a sensitivity analysis on all of its current leases and determined there was no material difference between using the applicable federal rate and the applicable incremental borrowing rate. Lease renewal options included in any lease are considered in the lease term if it is reasonably certain the Company will exercise the option to renew. The Company’s operating lease agreements do not contain any material restrictive covenants.

As of June 30, 2024, the Company’s lease components included in the consolidated balance sheet were as follows:

Lease component	Balance sheet classification	June 30, 2024
Assets
ROU assets – operating lease	Other assets	$2,614,466
Total ROU assets		$2,614,466

Liabilities
Current operating lease liability	Current liabilities	$237,030
Long-term operating lease liability	Other liabilities	2,506,543
Total lease liabilities		$2,743,573

Future minimum lease payments as of June 30, 2024 were as follows:

2024	235,757
2025	477,947
2026	490,122
2027	480,096
2028 and beyond	2,329,321
Total future minimum lease payments	$4,013,243
Less: Interest	(1,269,670)
Total operating lease liabilities	$2,743,573

For the six months ended June 30, 2024, the weighted average remaining lease term for operating leases was 102 months. For the six months ended June 30, 2024, the weighted average discount rate for operating leases was 9.0%. The Company paid approximately $0.2 million in cash for operating lease amounts included in the measurement of lease liabilities for the six months ended June 30, 2024. The Company did not have any finance leases as of June 30, 2024.

For the six months ended June 30, 2024, the Company recognized a gain on lease termination of $94,551 related to the termination of the lease associated with the Tampa Project.

Note 10 – Notes Payable

Notes payables consisted of the following:

	June 30, 2024	December 31, 2023
Note payable. 35% - 100 % cumulative interest. Matures on June 29, 2028	$1,349,757	$1,451,245
Related party demand notes with a 10% financing fee. 10% annual interest from issuance. As of June 30, 2024, all these notes are callable.	880,000	880,000
Convertible notes. 10% annual interest. Conversion price of $1.20	235,000	410,000
Convertible note. 12% annual interest. Conversion price of $1.00	275,000	-
Cash advance agreement	175,332	287,604
Less debt discount and financing costs	(282,101)	(264,932)
Total, net of discount	$2,632,988	$2,763,917

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

In consideration for subscribing to the JAG Note for $100,000 dated December 29, 2022, and for agreeing to extend the date on which the other JAG Notes are callable to March 31, 2023, the Company issued JAG a warrant to purchase 17,500 shares of common stock. The warrant may be exercised for a period of five (5) years from issuance at a price of $10.00 per share. The financing fees for said JAG Note and the fair value of the warrant issued were capped at the total proceeds. The relative fair value of the warrant was recorded as a debt discount and, as of June 30, 2024, the Company had fully amortized the discount. On July 10, 2023, JAG agreed to extend the date on which the JAG Notes are callable to September 30, 2023.

In the fourth quarter of 2022, the Company received $200,000 through the issuance of demand promissory notes of which (1) $100,000 was received from its Chief Executive Officer ($60,000 on November 29, 2022, $15,000 on December 2, 2022, and $25,000 on December 13, 2022) and (2) $100,000 was received from an entity controlled by its Chief Financial Officer ($75,000 on November 29, 2022 and $25,000 on December 13, 2022). These notes accrue 10% annual interest accrues from the date of issuance. These notes are callable with 10 days prior written notice. At maturity, the Company agreed to pay outstanding principal, a 10% financing fee, and accrued interest.

The financing fees for all demand notes were recorded as a debt discount and, as of June 30, 2024, the Company had fully amortized the discount.

For the six months ended June 30, 2024, the Company incurred $40,444 in interest related to these demand notes.

January and March 2023 Convertible Notes

In January and March 2023, the Company issued $410,000 of convertible notes (“Q1 23 Convertible Notes”) for $310,000 in cash and the conversion of $100,000 of demand notes from the fourth quarter of 2022. These convertible notes were issued with fixed conversion prices of $10.00 (for the $275,000 issued in January 2023) and $12.00 (for the $135,000 issued in March 2023) and with 5-year warrants to purchase 19,375 shares of the common stock at an exercise price of $20.00.

The cumulative fair value of the warrants at issuance was $132,183. This was recognized as a debt discount and will to be amortized on a straight-line basis over the life of the respective notes. As of June 30, 2024, the debt discount was fully amortized.

Interest on these notes accrues at a rate of ten percent (10%) per annum and is payable at the holder’s option either in cash or in shares of common stock at the conversion price set forth in the notes on December 31, 2023, unless converted earlier. For the six months ended June 30, 2024, the Company incurred $17,766 in interest related to these convertible notes.

All amounts due under these notes are convertible at any time after the issuance date, in whole or in part (subject to rounding for fractional shares), at the option of the holders into the common stock at a fixed conversion price for the notes as described above.

As of December 27, 2023, the Company secured written consent by the note holders of the Q1 23 Convertible Notes for the maturity date to be extended to June 30, 2024. As an incentive for the Q1 23 Convertible Note holders to approve the extension, the Company agreed to lower both the Q1 23 Convertible Notes fixed conversion price and the related warrant exercise price to $2.25. The maturity date extension and the conversion and exercise price reduction applies to all Q1 23 Convertible Notes. As the terms for the note were deemed to be substantially different, the Company recognized a $163,278 loss from debt extinguishment related to the change in terms.

As of June 28, 2024, the Company secured written consent by the note holders for the Q1 23 Convertible Notes for the maturity date to be extended to December 31, 2024. As an incentive for the note holders to approve the extension, the Company agreed (a) to lower both the Q1 23 Convertible Notes fixed conversion price and the related warrant exercise price to $1.20, (b) to provide the Q1 23 Convertible Notes holders the right to demand early repayment at the closing of the proposed merger with NAYA Biosciences, Inc. (“NAYA”) or if the Company raises more than $3 million dollars in a single equity raise, and (c) to increase the number of shares of common stock available under the related warrants to a total of 124,421. The maturity date extension, the conversion reduction, and the early repayment right applies to all Q1 23 Convertible Notes, and the exercise price reduction and additional warrant coverage applies to all related warrants. As the terms for the note were deemed to be substantially different, the Company recognized a $40,491 loss from debt extinguishment related to the change in term and immediately recognized $78,443 of debt discount.

During the second quarter of 2024, $175,000 of notes and $22,033 of interest were converted to 109,886 shares of common stock.

February 2023 Convertible Debentures

On February 3 and February 17, 2023, the Company entered into securities purchase agreements (the “February Purchase Agreements”) with accredited investors (the “February Investors”) for the purchase of (i) convertible debentures of the Company in the aggregate original principal amount of $500,000 (the “February Debentures”) for a purchase price of $450,000, (ii) warrants (the “February Warrants”) to purchase 12,500 shares (the “February Warrant Shares”) of common stock at an exercise price of $15.00 per share, and (iii) 4,167 shares of common stock issued as an inducement for issuing the February Debentures. The proceeds, net of placement agent and legal fees, were used for working capital and general corporate purposes.

The cumulative fair value of the warrants at issuance was $291,207. This was recognized as a debt discount and will be amortized on a straight-line basis over the life of the respective notes. As of June 30, 2024, the Company had fully amortized the discount.

Pursuant to the February Debentures, interest on the February Debentures accrued at a rate of eight percent (8%) per annum payable at maturity, one year from the date of the February Debentures. For the six months ended June 30, 2024, the Company incurred $0 in interest on the February Debentures.

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

The February Warrants included anti-dilution protection whereby a subsequent offering priced below the February Warrants’ strike price then in effect would entitle the February Investors to a reduction of such strike price to the price of such subsequent offering and an increase in the February Warrant Shares determined by dividing the dollar amount for which the February Warrants are exercisable by such lower strike price. As a result of the $2.85 unit purchase price of the August 2023 Offering (as described in Note 12 below), following consummation of the August 2023 Offering, the February Warrants now entitle the February Investors to purchase a total 65,790 at an exercise price of $2.85 per February Warrant Share. On August 8, 2023, the Company issued 26,391 shares of common stock upon exercise of one of the February Warrants on a net-exercise basis and, on August 21, 2023, the Company issued 17,594 shares of common stock upon exercise of the other February Warrant on a net-exercise basis. Following these exercises, there were no February Warrants outstanding.

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

On August 31, 2023, the Company refinanced the Initial Advance through the purchase by Cedar of $746,750 of the Company’s receivables for a gross purchase price of $515,000 (the “Refinanced Advance”). The Company received net cash proceeds of $134,018 after applying $390,892 towards the repayment of the Initial Advance. The new Cash Advance Agreement provides that if the Company repays the Refinanced Advance within 30 days then the amount payable to Cedar shall be reduced to $643,750, and if the Refinanced Advance is repaid on days 31 to 60 then the amount payable to Cedar shall be reduced to $674,650. Until the purchase price is repaid, the Company agreed to pay Cedar $16,594 per week. On September 29, 2023, the Company repaid $0.3 million of the Cash Advance Agreement with proceeds from the RLSA Loan (as defined below). As a result of such payment, the weekly payment was reduced to $9,277. As of June 30, 2024, the remaining balance on the Cash Advance Agreement was $64,956.

The financing fees were recorded as a debt discount. For the six months ending June 30, 2024, the Company amortized $139,678 of the debt discount and, as of June 30, 2024, had a remaining debt discount balance of $111,044.

Revenue Loan and Security Agreement

On September 29, 2023, the Company, its Chief Executive Officer, as a Key Person, and the Company’s wholly-owned subsidiaries Bio X Cell, Inc, INVO CTR, Wood Violet Fertility LLC, FLOW and Orange Blossom Fertility LLC as guarantors (the “Guarantors”), entered into a Revenue Loan and Security Agreement (the “Loan Agreement”) with Decathlon Alpha V LP (the “Lender”) under which the Lender advanced a gross amount of $1,500,000 to the Company (the “RSLA Loan”). The RSLA Loan has a maturity date of June 29, 2028, is payable in fixed monthly installments, as set forth in the Loan Agreement, and may be prepaid without penalty at any time. The installments include an interest factor that varies based on when the RSLA Loan is fully repaid and is based on a minimum amount that increases from thirty five percent (35%) of the RSLA Loan principal, if fully repaid in the first six months, to 100% of the RSLA Loan principal, if fully repaid after 30 months from the RSLA Loan’s effective date.

The financing fees for the RSLA Loan were recorded as a debt discount. For the six months ending June 30, 2024, the Company amortized $1,579 of the debt discount and as of June 30, 2024 had a remaining debt discount balance of $12,632. For the six months ended June 30, 2024, the Company incurred $108,513 in interest related to the RSLA Loan.

Future Receipts Agreement

On February 26, 2024, the Company finalized an Agreement for the Purchase and Sale of Future Receipts (the “Future Receipts Agreement”) with a buyer (the “Buyer”) under which the Buyer purchased $344,925 of our future sales for a gross purchase price of $236,250. The Company received net proceeds of $225,000. Until the purchase price has been repaid, the Company agreed to pay the Buyer $13,797 per week. As of June 30, 2024, the remaining balance on the Future Receipts Agreement was $110,376.

The financing fees were recorded as a debt discount. For the six months ending June 30, 2024, the Company amortized $89,772 of the debt discount and, as of June 30, 2024, had a remaining debt discount balance of $30,152.

FirstFire Convertible Note

On April 5, 2024, the Company entered into a purchase agreement with FirstFire Global Opportunities Fund, LLC (“FirstFire”), pursuant to which FirstFire agreed to purchase, and the Company agreed to issue and sell, (i) a promissory note with an aggregate principal amount of $275,000, which is convertible into shares of the Company’s common stock, according to the terms, conditions, and limitations outlined in the note (the “FirstFire Note”), (ii) a warrant to purchase 229,167 shares of the Company’s common stock at an exercise price of $1.20 per share, (iii) a warrant to purchase 500,000 shares of common stock at an exercise price of $0.01 issued to FirstFire, and (iv) 50,000 shares of common stock, for a purchase price of $250,000. Carter, Terry, & Company, Inc. acted as placement agent for the transaction, for which it received a cash fee of $25,000 and 11,655 restricted shares of the Company’s common stock.

The FirstFire Note carries an interest rate of twelve percent (12%) per annum, with the first twelve months of interest, amounting to $33,000, guaranteed, and fully earned as of the issue date. The maturity date of the FirstFire Note is twelve (12) months from the issue date, at which point the Principal Amount, together with any accrued and unpaid interest and other fees, shall be due and payable to the holder of the FirstFire Note.

The financing fees for the FirstFire Note were recorded as a debt discount. For the six months ending June 30, 2024, the Company amortized $39,539 of the debt discount and, as of June 30, 2024, had a remaining debt discount balance of $128,273. For the six months ended June 30, 2024, the Company incurred $33,000 in interest related to the FirstFire Note.

Note 11 – Related Party Transactions

In the fourth quarter of 2022, the Company issued a series of demand promissory notes in the aggregate principal amount of $550,000 to a related party, JAG, a company in which the Company’s Chief Financial Officer is a beneficiary but does not have any control over its investment decisions with respect to the Company, for an aggregate purchase price of $500,000. The JAG Notes accrue 10% annual interest from their respective dates of issuance. At maturity, the Company agreed to pay outstanding principal, a 10% financing fee and accrued interest. On July 10, 2023, the Company issued an additional demand promissory note in the principal amount of $110,000 to JAG for a purchase price of $100,000.

In consideration for subscribing to the JAG Note for $100,000 dated December 29, 2022, and for agreeing to extend the date on which the other JAG Notes are callable to March 31, 2023, the Company issued JAG a warrant to purchase 17,500 shares of common stock. The warrant may be exercised for a period of five (5) years from issuance at a price of $10.00 per share. On July 10, 2023, JAG agreed to extend the date on which the JAG Notes are callable to September 30, 2023.

In the fourth quarter of 2022, the Company issued demand promissory notes in the aggregate principal amount of $220,000 for an aggregate purchase price of $200,000, of which (1) $100,000 was received from its Chief Executive Officer ($60,000 on November 29, 2022, $15,000 on December 2, 2022, and $25,000 on December 13, 2022) and (2) $100,000 was received from an entity controlled by its Chief Financial Officer ($75,000 on November 29, 2022 and $25,000 on December 13, 2022). These notes accrue 10% annual interest accrues from the date of issuance. These notes are callable with 10 days prior written notice. At maturity, the Company agreed to pay outstanding principal, a 10% financing fee, and accrued interest.

For the six months ended June 30, 2024, the Company incurred $40,444 in interest related to these demand notes and as of June 30, 2024 the total outstanding balance, including principal and accrued interest, was $1,003,897.

As of June 30, 2024, the Company owed accounts payable to related parties totaling $227,321, primarily related to unpaid employee expense reimbursements and unpaid board fees, and accrued compensation of $375,422, primarily related to deferred wages and accrued paid time off.

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

Increase in Authorized Common Stock

On October 13, 2023, stockholders of the Company approved an increase to the number of authorized shares of the Company’s common stock from 6,250,000 shares to 50,000,000 shares as set forth below. On October 13, 2023, the Company filed a Certificate of Amendment to its Articles of Incorporation to increase its authorized shares of common stock from 6,250,000 shares to 50,000,000 shares.

Series A Preferred Stock

On November 20, 2023, the Company filed with the Nevada Secretary of State a Certificate of Designation of Series A Convertible Preferred Stock (the “Series A Certificate of Designation”) which sets forth the rights, preferences, and privileges of the Company’s Series A Preferred Stock (the “Series A Preferred”). One million (1,000,000) shares of Series A Preferred with a stated value of $5.00 per share were authorized under the Series A Certificate of Designation.

Each share of Series A Preferred has a stated value of $5.00 and is convertible into shares of the Company’s common stock at a fixed conversion price equal to $2.20 per share, subject to adjustment. The Company may not effect the conversion of any shares of Series A Preferred if, after giving effect to the conversion or issuance, the holder, together with its affiliates, would beneficially own more than 9.99% of the Company’s outstanding common stock. Moreover, the Company may not effect the conversion of any shares of Series A Preferred if, after giving effect to the conversion or issuance, the holder, together with its affiliates, would beneficially own more than 19.99% of the Company’s outstanding common stock unless and until the Company receives the approval required by the applicable rules and regulations of The Nasdaq Stock Market LLC (or any subsequent trading market).

Each share of Series A Preferred stock shall automatically convert into common stock upon the closing of a merger (the “Merger”) of INVO Merger Sub Inc., a wholly owned subsidiary of the Company (“Merger Sub”), with and into NAYA pursuant to an Agreement and Plan of Merger, as amended, by and among the Company, Merger Sub, and NAYA (the “Merger Agreement”).

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

Since the conversion of the Series A Preferred Stock is contingent on the closing of the Merger, it is not considered a mandatorily redeemable financial instrument until the closing of the Merger and therefore is not considered a liability under ASC 480. Additionally, since the Series A Preferred Stock is redeemable for the Company’s common stock upon an event within the Company’s control, it is classified as permanent equity.

On December 29, 2023, the Company entered into securities purchase agreement (the “Preferred Series A SPA”) with NAYA for the purchase of 1,000,000 shares of the Company’s Series A Preferred Stock at a purchase price of $5.00 per share. The parties agreed that NAYA’s purchases would be made in tranches in accordance with the following schedule: (1) $500,000 no later than December 29, 2023; (2) $500,000 no later than January 19, 2024; (3) $500,000 no later than February 2, 2024; (4) $500,000 no later than February 16, 2024; and (5) an additional amount as may be required prior to closing of the Merger, and to be determined in good faith by the parties to adequately support the Company’s fertility business activities per an agreed forecast, as well as for a period of twelve (12) months post-closing including a catch-up on the Company’s past due accrued payables still outstanding. The Preferred Series A SPA contains customary representations, warranties, and covenants of the Company and NAYA.

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

During the second quarter of 2024, the Company and NAYA closed on additional 201,280 shares of Series A Preferred Stock for additional gross proceeds of $1,006,400.

Series B Preferred Stock

On November 20, 2023, the Company filed with the Nevada Secretary of State a Certificate of Designation of Series B Convertible Preferred Stock (the “Series B Certificate of Designation”) which sets forth the rights, preferences, and privileges of the Company’s Series B Preferred Stock (the “Series B Preferred”). One million two hundred (1,200,000) shares of Series B Preferred with a stated value of $5.00 per share were authorized under the Series B Certificate of Designation.

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

On November 19, 2023, the Company entered into a share exchange agreement (the “Share Exchange Agreement”) with Cytovia Therapeutics Holdings, Inc., a Delaware corporation (“Cytovia”) for Cytovia’s acquisition of 1,200,000 shares of the Company’s newly designated Series B Preferred Stock in exchange for 163,637 shares of common stock of NAYA held by Cytovia (the “Share Exchange”). On November 20, 2023, the Company and Cytovia closed on the exchange of shares. As of June 30, 2024, the Company owns approximately 6.5% of the outstanding shares of NAYA’s common stock and had no significant control over NAYA therefore the asset is accounted for using the fair value method.

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

March 2023 Registered Direct Offering

On March 23, 2023, INVO entered into a securities purchase agreement (the “March Purchase Agreement”) with a certain institutional investor, pursuant to which the Company agreed to issue and sell to such investor (i) in a registered direct offering (the “RD Offering”), 69,000 shares of common stock, and a pre-funded warrant (the “Pre-Funded Warrant”) to purchase up to 115,000 shares of common stock, at an exercise price of $0.20 per share, and (ii) in a concurrent private placement (the “March Warrant Placement”), a common stock purchase warrant (the “March Warrant”), exercisable for an aggregate of up to 276,000 shares of common stock, at an exercise price of $12.60 per share. The securities to be issued in the RD Offering (priced at the market under Nasdaq rules) were offered pursuant to the Company’s shelf registration statement on Form S-3 (File 333-255096), initially filed by the Company with the SEC under the Securities Act, on April 7, 2021 and declared effective on April 16, 2021. All Pre-Funded Warrants were exercised by the investor in June 2023.

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

On March 27, 2023, the Company closed the RD Offering and March Warrant Placement, raising gross proceeds of approximately $3 million before deducting placement agent fees and other offering expenses payable by the Company. If the March Warrant were fully exercised for cash, the Company would receive additional gross proceeds of approximately $3.5 million. Under the March Purchase Agreement, the Company was entitled to use a portion of the net proceeds of the offering to (a) repay the February Debentures, and (b) to make the down payment for the WFI acquisition. The remainder of the net proceeds could be used for working capital, capital expenditures, and other general corporate purposes. The Company used $383,879 in proceeds to repay a portion of the February Debentures and related fees and interest and the remainder of the proceeds were used for working capital and general corporate purposes.

August 2023 Public Offering

On August 4, 2023, the Company entered into securities purchase agreements (the “Purchase Agreements”) with certain institutional and other investors, pursuant to which the Company agreed to issue and sell to such investors in a public offering (the “August 2023 Offering”), 1,580,000 units (the “Units”) at a price of $2.85 per Unit, with each Unit consisting of (i) one share of common stock (the “Shares”) of the Company, and (ii) two common stock purchase warrants (the “August 2023 Warrants”), each exercisable for one share of common stock at an exercise price of $2.85 per share. In the aggregate, in the August 2023 Offering the Company issued 1,580,000 Shares and 3,160,000 August 2023 Warrants. The securities issued in the August 2023 Offering were offered pursuant to the Company’s registration statement on Form S-1 (File 333-273174) (the “Registration Statement”), initially filed by the Company with the SEC under the Securities Act, on July 7, 2023 and declared effective on August 3, 2023.

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

The August 2023 Offering was facilitated by the Company entering into an Amendment to Securities Purchase Agreement on July 7, 2023 (the “Armistice Amendment”) with Armistice Capital Markets Ltd. to delete Section 4.12(a) of our March 23, 2023 Securities Purchase Agreement (the “Armistice SPA”) with Armistice pursuant to which we agreed that from March 23, 2023 until 45 days after the effective date of the Resale Registration Statement (as defined below) we would not (i) issue, enter into any agreement to issue, or announce the issuance or proposed issuance of any shares of common stock or common stock equivalents or (ii) file any registration statement or any amendment or supplement thereto, other than the prospectus supplement filed in connection with that offering and the Resale Registration Statement (the “Subsequent Equity Financing Provision”). In consideration of Armistice’s agreement to enter into the Armistice Amendment and delete the Subsequent Equity Financing Provision from the Armistice SPA, we agreed to pay Armistice a fee a $1,000,000 (the “Armistice Amendment Fee”) within two days of the closing of the August 2023 Offering. Additionally, we agreed to include a proposal in our proxy statement for our 2023 Annual Meeting of Stockholders for the purpose of obtaining the approval of the holders of a majority of our outstanding voting common stock, to effectuate the reduction of the exercise price (the “Exercise Price Reduction”) set forth in Section 2(b) of the common stock Purchase Warrants issued to Armistice on March 27, 2023 (the “Existing Warrants”) to the per unit public offering price of the August 2023 Offering (or $2.85), in accordance with Nasdaq Rule 5635(d) (the “Stockholder Approval”) with the recommendation of our board of directors that such proposal be approved. We also agreed to solicit proxies from our stockholders in connection therewith in the same manner as all other management proposals in such proxy statement and that all management-appointed proxyholders shall vote their proxies in favor of such proposal. Further, if we did not obtain Stockholder Approval at the first meeting, we agreed to call a meeting every six (6) months thereafter to seek Stockholder Approval until the earlier of the date Stockholder Approval was obtained or the Existing Warrants were no longer outstanding. Until such approval was obtained, the exercise price of the Existing Warrants remained unchanged. At the Company’s annual meeting held on December 26, 2023, (the “2023 Annual Meeting”), the Company’s stockholders approved the Exercise Price Reduction.

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

Among other limitations, unless otherwise agreed upon by Triton, each individual sale of shares of common stock will be limited to no more than the number of shares of common stock that would result in the direct or indirect beneficial ownership by Triton of more than 9.99% of the then-outstanding shares of common stock. In addition, the total cumulative number of shares of common stock that may be issued to Triton under the Triton Purchase Agreement may not exceed the requirements of Nasdaq Listing Rule 5635(d), except that such limitation will not apply if the Company obtains stockholder approval of the shares of common stock to be issued under the Triton Purchase Agreement, if necessary, in accordance with the requirements of Nasdaq Listing Rule 5635(d).

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

The Triton Purchase Agreement contains customary representations, warranties, and covenants by each of the Company and Triton. Actual sales of shares of common stock to Triton will depend on a variety of factors to be determined by the Company from time to time, including, among others, market conditions, the trading price of the common stock, and determinations by the Company as to the appropriate sources of funding for the Company and its operations. Triton has no right to require any sales of shares of common stock by the Company but is obligated to make purchases of shares of common stock from the Company from time to time, pursuant to directions from the Company, in accordance with the Triton Purchase Agreement. During the term of the Triton Purchase Agreement, Triton has covenanted not to cause or engage in any short selling of shares of common stock.

On March 27, 2024, the Company delivered a purchase notice for 260,000 shares of common stock. The Company’s common stock traded below the purchase price following the date of the purchase notice, giving Triton the right to return to the Company any of the 260,000 shares. On April 5, 2024, Triton notified the Company that it would return 185,000 shares to the Company and closed the purchase of 75,000 shares pursuant to the Triton Purchase Agreement for net proceeds of $10,131.

On April 16, 2024, the Company delivered a purchase notice for 185,000 shares of common stock, which was subsequently closed on April 19, 2024 for net proceeds of $155,000.

Six Months Ended June 30, 2024

During the six months of 2024, the Company issued 194,655 shares of common stock to consultants in consideration of services rendered with a fair value of $202,448. These shares were issued pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended. The Company did not receive any cash proceeds from this issuance.

On January 31, 2024, the Company issued 100,000 shares of Series A Preferred Stock to NAYA for proceeds of $500,000. On April 15, 2024, the Company issued 61,200 shares of Series A Preferred Stock to NAYA for proceeds of $306,000. On June 30, 2024, the Company issued an additional 140,080 shares of Series A Preferred Stock to NAYA for proceeds of $700,404.

In April 2024, the Company issued 260,000 of common stock for net proceeds of $165,131. The securities issued offered pursuant to the Company’s registration statement on Form S-3, initially filed by the Company with the SEC under the Securities Act, on April 7, 2021 and declared effective on April 16, 2021.

In April 2024, the Company issued 807,000 shares of common stock for net proceeds of $971,012 upon the exercise of the August 2023 Warrants.

In April 2024, the Company issued 109,886 shares of common stock with a fair value of $197,033 as a result of the conversion of the Q1 2023 Convertible Notes and accrued interest thereon. No gain or loss was recorded on conversion, as the issuance of common stock was pursuant to the terms of the Q1 2023 Convertible Notes.

Note 13 – Equity-Based Compensation

Equity Incentive Plans

In October 2019, the Company adopted its 2019 Incentive Plan (the “2019 Plan”). Under the 2019 Plan, the Company’s board of directors is authorized to grant stock options to purchase common stock, restricted stock units, and restricted shares of common stock to its employees, directors, and consultants. The 2019 Plan initially provided for the issuance of 25,000 shares. A provision in the 2019 Plan provides for an automatic annual increase equal to 6% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year. In January 2024, the number of available shares increased by 149,551 shares, bringing the total shares available under the 2019 Plan to 311,049.

Options granted under the 2019 Plan generally have a life of 3 to 10 years and exercise prices equal to or greater than the fair market value of the common stock as determined by the Company’s board of directors. Vesting for employees typically occurs over a three-year period. For the six months ended June 30, 2024, the Company incurred $140,336 in expense related to the vesting of options.

The following table sets forth the activity of the options to purchase common stock under the 2019 Plan.

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding as of December 31, 2023	106,753	$41.90	$-
Granted	-	-	-
Exercised	-	-	-
Canceled	(8,761)	31.58	-
Balance as of June 30, 2024	97,992	$35.20	$-
Exercisable as of June 30, 2024	88,218	$51.67	$-

The fair value of each option granted is estimated as of the grant date using the Black-Scholes option pricing model with the following assumptions:

Six months ended June 30,
	2024	2023
Risk-free interest rate range	-%	3.6-3.69%
Expected life of option-years	-	5-5.63
Expected stock price volatility	-%	106.6-114.9%
Expected dividend yield	-%	-%

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

	Total Intrinsic Value of Options Exercised	Total Fair Value of Options Vested
Year ended December 31, 2023	$-	$1,049,109
Six months ended June 30, 2024	$-	$140,336

For the six months ended June 30, 2024, there were no options granted. The Company estimates the fair value of options at the grant date using the Black-Scholes model. For all stock options granted through June 30, 2024, the weighted average remaining service period is 1 year.

Restricted Stock and Restricted Stock Units

In the six months ended June 30, 2024, the Company did not grant any restricted stock units or shares of restricted stock to employees, directors, or consultants under the 2019 Plan. Restricted stock issued to employees, directors, and consultants generally vest either at grant or vest over a period of one year from the date of grant.

The following table summarizes the Company’s restricted stock awards activity under the 2019 Plan during the six months ended June 30, 2024:

	Number of Unvested Shares	Weighted Average Grant Date Fair Value	Aggregate Value of Shares

Balance as of December 31, 2023	25	$18.42	$5,525
Granted	-	-	-
Vested	-	-	-
Forfeitures	-	-	-
Balance as of June 30, 2024	25	$18.42	$5,525

Note 14 – Unit Purchase Options and Warrants

The following table sets forth the activity of unit purchase options:

	Number of Unit Purchase Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding as of December 31, 2023	$4,649	$64.00	$-
Granted	-	-	-
Exercised	-	-	-
Canceled	-	-	-
Balance as of June 30, 2024	$4,649	$64.00	$-

The following table sets forth the activity of warrants:

	Number of Warrants	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding as of December 31, 2023	3,488,620	$3.95	$-
Granted	1,444,812	1.80	-
Exercised	(807,000)	1.20	-
Canceled	-	-	-
Balance as of June 30, 2024	4,126,432	$1.79	$-

Warrants related to January and March 2023 Convertible Notes

In January and March 2023, the Company issued 5-year warrants to purchase 19,375 shares of the common stock at an exercise price of $20.00 related to the Q1 23 Convertible Notes. As of December 27, 2023, as an incentive for the Q1 23 Convertible Note holders to approve the extension, the Company agreed to lower the warrant exercise price to $2.25. As the terms for the note were deemed to be substantially different, the Company recognized a $163,278 loss from debt extinguishment related to the change in terms.

Warrants related to February 2023 Convertible Debentures

On February 3 and February 17, 2023, the Company issued warrants (the “February Warrants”) to purchase 12,500 shares (the “February Warrant Shares”) of common stock at an exercise price of $15.00 per share as an inducement for issuing the February Debentures.

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

On July 7, 2023, the Company entered into an Amendment to Securities Purchase Agreement (the “Armistice Amendment”) with Armistice Capital Markets Ltd. to delete Section 4.12(a) of our March 23, 2023 Securities Purchase Agreement (the “Armistice SPA”) with Armistice pursuant to which the Company agreed that from March 23, 2023 until 45 days after the effective date of the Resale Registration Statement (as defined below) the Company would not (i) issue, enter into any agreement to issue or announce the issuance or proposed issuance of any shares of common stock or common stock equivalents or (ii) file any registration statement or any amendment or supplement thereto, other than the prospectus supplement filed in connection with that offering and the Resale Registration Statement (the “Subsequent Equity Financing Provision”). In consideration of Armistice’s agreement to enter into the Armistice Amendment and delete the Subsequent Equity Financing Provision from the Armistice SPA, the Company agreed to pay Armistice a fee a $1,000,000 (the “Armistice Amendment Fee”) within two days of the closing of the August 2023 Offering. Additionally, the Company agreed to include a proposal in our proxy statement for our 2023 Annual Meeting of Stockholders for the purpose of obtaining the approval of the holders of a majority of our outstanding voting common stock, to effectuate the reduction of the exercise price (the “Exercise Price Reduction”) set forth in Section 2(b) of the common stock Purchase Warrants issued to Armistice on March 27, 2023 (the “Existing Warrants”) to the per unit public offering price of the August 2023 Offering (or $2.85), in accordance with Nasdaq Rule 5635(d) (the “Stockholder Approval”) with the recommendation of our board of directors that such proposal be approved. The Company also agreed to solicit proxies from our stockholders in connection therewith in the same manner as all other management proposals in such proxy statement and that all management-appointed proxyholders shall vote their proxies in favor of such proposal. Further, if the Company did not obtain Stockholder Approval at the first meeting, the Company agreed to call a meeting every six (6) months thereafter to seek Stockholder Approval until the earlier of the date Stockholder Approval was obtained or the Existing Warrants were no longer outstanding. Until such approval was obtained, the exercise price of the Existing Warrants remained unchanged. At the 2023 Annual Meeting, the Company’s stockholders approved the Exercise Price Reduction.

Warrants related to August 2023 Public Offering

In the August 2023 Offering, the Company issued and sold 1,580,000 Units at a price of $2.85 per Unit, with each Unit consisting of (i) one Share, and (ii) two August 2023 Warrants, each exercisable for one share of common stock at an exercise price of $2.85 per share. In the aggregate, in the August 2023 Offering the Company issued 1,580,000 Shares and 3,160,000 Warrants. The securities issued in the August 2023 Offering were offered pursuant to the Company’s registration statement on Form S-1 (File 333-273174), initially filed by the Company with the SEC under the Securities Act on July 7, 2023 and declared effective on August 3, 2023.

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

On April 17, 2024, the Company reduced the exercise price of the August 2023 Warrants from $2.85 per share to $1.20 per share effective April 17, 2024. The Company recognized a deemed dividend of $250,635 related to repricing the August 2023 Warrants.

In April 2024, the Company issued 807,000 shares of common stock for proceeds of $968,400 upon the exercise of the August 2023 Warrants.

Triton Private Placement Warrants

On March 27, 2024, the Company issued to Triton private placement warrants (the “Triton Warrants”) to purchase up to 1,000,000 shares of its common stock at an exercise price of $2.00 per share. The Triton Warrants were issued in a private placement concurrently with the Triton Purchase Agreement. The Company did not receive any proceeds from the Triton Warrants issuance. The Company recognized $971,012 of stock compensation expense related to the Triton Warrants.

FirstFire Warrants

On April 5, 2024, the Company entered into a purchase agreement with FirstFire pursuant to which FirstFire agreed to purchase, and the Company agreed to issue and sell, (i) the FirstFire Note, (ii) a warrant (the “First Warrant”) to purchase 229,167 shares of the Company’s common stock at an exercise price of $1.20 per share, (iii) a warrant (the “Second Warrant”) to purchase 500,000 shares of common stock at an exercise price of $0.01 issued to FirstFire, and (iv) 50,000 shares of common stock, for a purchase price of $250,000. Carter, Terry, & Company, Inc. acted as placement agent for the transaction, for which it received a cash fee of $25,000 and 11,655 restricted shares of the Company’s common stock.

The First Warrant is to be immediately exercisable and will expire five years from the issuance date. The Second Warrant will only become exercisable if an event of default occurs under the FirstFire Note and will expire five years from the date on which such an event of default occurs (a “Triggering Event Date”). The Second Warrant includes a ‘Returnable Warrant’ clause, providing that the Second Warrant shall be cancelled and returned to the Company if the Note is fully extinguished before any Triggering Event Date.

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

Income tax expense was $0 and $1,836 for the three and six months ended June 30, 2024, compared to $2,865 for three and six months ended June 30, 2023. The annual forecasted effective income tax rate for 2024 is 0%, with a year-to-date effective income tax rate for the six months ended June 30, 2024, of 0%.

Note 16 – Commitments and Contingencies

Insurance

The Company’s insurance coverage is carried with third-party insurers and includes (i) general liability insurance covering third-party exposures, (ii) statutory workers’ compensation insurance, (iii) excess liability insurance above the established primary limits for general liability and automobile liability insurance, (iv) property insurance, which covers the replacement value of real and personal property and includes business interruption, and (v) insurance covering our directors and officers for acts related to our business activities. All coverage is subject to certain limits and deductibles, the terms and conditions of which are common for companies with similar types of operations.

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

NAYA Merger Agreement

On October 22, 2023, the Company, Merger Sub, and NAYA entered into the Merger Agreement. Upon the terms and subject to the conditions set forth in the Merger Agreement, unless the Merger Agreement is terminated before the consummation of the Merger, Merger Sub will merge with and into NAYA, with NAYA continuing as the surviving corporation and a wholly owned subsidiary of the Company.

Unless the Merger Agreement is terminated before the consummation of the Merger, at the effective time and as a result of the Merger, each share of Class A common stock, par value $0.000001 per share, of NAYA (the “NAYA common stock”) outstanding immediately prior to the effective time of the Merger, other than certain excluded shares held by NAYA as treasury stock or owned by the Company or Merger Sub, will be converted into the right to receive 7.33333 (subject to adjustment as set forth in the Merger Agreement) shares of a newly designated series of common stock, par value $0.0001 per share, of the Company which shall be entitled to ten (10) votes per each share (“Company Class B common stock”) for a total of approximately 18,150,000 shares of the Company (together with cash proceeds from the sale of fractional shares, the “Merger Consideration”).

Unless the Merger Agreement is terminated before the consummation of the Merger, immediately following the effective time of the Merger NAYA’s current chairman and chief executive officer will be named chairman and chief executive officer of the Company, and the board of directors will be comprised of at least seven (7) directors, of which (i) one will be the Company’s Chief Executive Officer, and (ii) six (6) shall be identified by NAYA, of which five (5) shall be independent directors.

Pursuant to the original Merger Agreement, the completion of the Merger is subject to satisfaction or waiver of certain customary mutual closing conditions, including (1) the adoption of the Merger Agreement by the stockholders of the Company and NAYA, (2) the absence of any injunction or other order issued by a court of competent jurisdiction or applicable law or legal prohibition prohibiting or making illegal the consummation of the Merger, (3) the completion of due diligence, (4) the completion of an interim private offering of shares of Company common stock at a price that is a premium to the market price of the Company common stock in an estimated amount of $5,000,000 or more of gross proceeds (the “Interim PIPE”), (5) the completion of a sale of shares of common stock at a target price of $5.00 per share in a private offering resulting in sufficient cash available for Parent for one year of operations, as estimated by the Company (6) the aggregate of the liabilities of the Company, excluding certain specified liabilities, shall not exceed $5,000,000, (7) the receipt of waivers from any and all holders of warrants (and any other similar instruments) to securities of the Company, with respect to any fundamental transaction rights such warrant holders may have under any such warrants, (8) the continued listing of the Company common stock on NASDAQ through the effective time of the Merger and the approval for listing on NASDAQ of the shares of the Company common stock to be issued in connection with the Merger, the interim private offering, and a private offering of shares of Company common stock at a target price of $5.00 per share (subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization with respect to the Company common stock) resulting in sufficient cash available for the Company for one year of operations, as estimated by NAYA, (9) the effectiveness of a registration statement on Form S-4 to be filed by the Company pursuant to which the shares of Company common stock to be issued in connection with the Merger will be registered with the SEC, and the absence of any stop order suspending such effectiveness or proceeding for the purpose of suspending such effectiveness being pending before or threatened by the SEC, and (10) the Company shall have received customary lock-up Agreement from certain Company stockholders. The obligation of each party to consummate the Merger is also conditioned upon (1) the other party having performed in all material respects its obligations under the Merger Agreement, and (2) the other party’s representations and warranties in the Merger Agreement being true and correct (subject to certain materiality qualifiers); provided, however, that these conditions, other than with respects to certain representations and warranties, will be deemed waived by the Company upon the closing of the Interim PIPE.

The original Merger Agreement contains termination rights for each of the Company and NAYA, including, among others: (1) if the consummation of the Merger does not occur on or before December 31, 2023 (the “End Date”) (which has since been extended to June 30, 2024), except that any party whose material breach of the Merger Agreement caused or was the primary contributing factor that resulted in the failure of the Merger to be consummated on or before the End Date, (2) if any governmental authority has enacted any law or order making illegal, permanently enjoining, or otherwise permanently prohibiting the consummation of the Merger, and (3) if the required vote of the stockholders of either the Company or NAYA has not been obtained. The Merger Agreement contains additional termination rights for NAYA, including, among others: (1) if the Company materially breaches its non-solicitation obligations or fails to take all action necessary to hold a stockholder meeting to approve the transactions contemplated by the Merger Agreement, (2) if the aggregate of the liabilities of the Company, excluding certain specified liabilities, exceeds $5,000,000, (3) if NAYA determined that the due diligence contingency would not be satisfied by October 26, 2023, (4) if NAYA determines that the Company has experienced a material adverse effect, or (5) the Company materially breaches any representation, warranty, covenant, or agreement such that the conditions to closing would not be satisfied and such breach was incapable of being cured, unless such breach is caused by NAYA’s failure to perform or comply with any of the covenants, agreements, or conditions to be performed or complied with by it prior to the closing.

If all of NAYA’s conditions to closing are satisfied or waived and NAYA fails to consummate the Merger, NAYA would be required to pay the Company a termination fee of $1,000,000. If all of the Company’s conditions to closing conditions are satisfied or waived and the Company fails to consummate the Merger, the Company would be required to pay NAYA a termination fee of $1,000,000.

On December 27, 2023, the Company entered into a second amendment (“Second Amendment”) to the Merger Agreement. Pursuant to the Second Amendment, the parties agreed to extend the End Date to April 30, 2024. The parties further agreed to modify the closing condition for the Interim PIPE from a private offering of shares of Company common stock at a price that is a premium to the market price of the Company common stock in an estimated amount of $5,000,000 or more of gross proceeds to a private offering of the Company’s preferred stock at a price per share of $5.00 per share in an amount equal to at least $2,000,000 to the Company, plus an additional amount as may be required prior to closing of the Merger to be determined in good faith by the parties to adequately support the Company’s fertility business activities per an agreed forecast, as well as for a period of twelve (12) months post-closing including a catch-up on the Company’s past due accrued payables still outstanding. The parties further agreed to the following schedule (the “Minimum Interim PIPE Schedule”) for the initial $2,000,000: (1) $500,000 no later than December 29, 2023, (2) $500,000 no later than January 19, 2024, (3) $500,000 no later than February 2, 2024, and (4) $500,000 no later than February 16, 2024. The parties also further agreed to modify the covenant of the parties regarding the Interim PIPE to require NAYA to consummate the Interim PIPE before the closing of the Merger; provided, however, if the Company did not receive the initial gross proceeds pursuant to the Minimum Interim PIPE Schedule, the Company was free to secure funding from third parties to make up for short falls on reasonable terms under SEC and Nasdaq regulations.

Effective as of May 1, 2024, the Company entered into third amendment (“Third Amendment”) to the Merger Agreement. Pursuant to the Third Amendment, the parties agreed to extend the End Date to June 30, 2024. The parties further agreed to modify the definition of an “Interim PIPE” to mean (a) a sale of shares of the Company’s Series A Preferred Stock pursuant to the Series A Preferred SPA, as amended (“Phase 1”), plus (b) a sale of shares of the Company’s preferred stock at a price per share of $5.00 per share in a private offering, to be consummated prior to the closing of the Merger, resulting in an amount as may be required, to be determined in good faith by the parties to the Merger Agreement, to adequately support the Company’s fertility business activities per an agreed forecast of the Company as well as for a period of twelve (12) months following the closing, including a catch-up on the Company’s past due accrued payables still outstanding (“Phase 2”). The parties agreed that Phase I must be consummated pursuant to the terms of the Series A Preferred SPA and that Phase II must be consummated prior to the closing of the Merger. The parties also confirmed that the Company remains free to secure any amount of funding from third parties on any terms the Company deems reasonably acceptable under SEC and Nasdaq regulations without the prior written consent of NAYA. Under the Third Amendment, the Company may terminate the Merger Agreement if NAYA breaches or fails to perform any of its covenants and agreements set forth in the Series A Preferred SPA, as amended.

As of the date of this filing, NAYA has purchased $1,506,404 of the Company’s preferred stock.

As of the date of this filing, the End Date of the Merger Agreement has not been extended. Although the funding levels under the Series A Preferred SPA, as amended, were not fully met, the Company is in negotiations with NAYA to further amend the Merger Agreement and the Series A Preferred SPA; however, there can be no assurance that the parties will amend either or both agreements.

Note 17 – Subsequent Events

In August 2024, the Company issued 42,000 shares of common stock to consultants in consideration of services rendered. These shares were issued pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended. The Company did not receive any cash proceeds from this issuance.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 as may be amended, supplemented, or superseded from time to time by other reports we file with the SEC. All amounts in this report are in U.S. dollars, unless otherwise noted.

Throughout this Quarterly Report on Form 10-Q, references to “we,” “our,” “us,” the “Company,” “INVO,” or “INVO Bioscience, Inc.” refer to INVO Bioscience, Inc.

Overview

We are a healthcare services fertility company dedicated to expanding access to fertility care around the world. Our commercial strategy is primarily focused on operating fertility-focused clinics, which include the opening of “INVO Centers” dedicated primarily to offering the intravaginal culture (“IVC”) procedure enabled by our INVOcell® medical device (“INVOcell”) and the acquisition of US-based, profitable in vitro fertilization (“IVF”) clinics. As of the date of this filing, we have two operational INVO Centers in the United States and completed our first IVF clinic acquisition in August 2023. We also continue to engage in the sale and distribution of our INVOcell technology solution into existing independently owned and operated fertility clinics.

INVO Centers:

On March 10 and June 28, 2021, we established joint ventures to open INVO Centers in Birmingham, Alabama, and Atlanta, Georgia, respectively. We established these clinics to increase use volume for the INVOcell, accelerating the growth and awareness of the IVC procedure and the availability of statistical data supporting its use. These clinics also enabled us to expand our revenue from several hundred dollars per INVOcell to thousands of dollars for each fertility cycle, and to significantly advance our path to profitability. INVO Centers require less investment than traditional IVF clinics and are operationally efficient, making them ideal for underserved secondary markets. We plan on opening additional INVO Centers in the coming years and such clinics will be wholly owned.

Acquisitions:

On August 10, 2023, we consummated the first acquisition of an existing IVF clinic, the Wisconsin Fertility Institute (“WFI”). As an established and profitable clinic, the closing of the WFI acquisition more than tripled our current annual revenues and became a major part of our clinic-based operations. The acquisition accelerates the transformation of INVO to a healthcare services company and immediately added scale and positive cash flow to the operations. It also complements our existing new-build INVO Center efforts. We expect to continue to pursue additional acquisitions of established and profitable existing fertility clinics as part of our ongoing strategy to accelerate overall growth.

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

Unlike IVF, where the oocytes and sperm develop into embryos in an expensive laboratory incubator, the INVOcell allows fertilization and early embryo development to take place in the woman’s body. This allows for many benefits in the IVC procedure, including the following:

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

Operations

Our most critical management and leadership functions are carried out by our core management team. Each clinic is separately staffed with clinical staff necessary to manage daily activities, while most administrative tasks are centralized and handled by INVO staff. With respect to the INVOcell device, we have contracted out the manufacturing, assembly, packaging, and labeling to a medical manufacturing company, sterilization of the device to a sterilization specialist, and storage and shipping to a third part logistics company.

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

Market Opportunity

The global ART marketplace is a large, multi-billion dollar industry growing at a strong pace in many parts of the world as increased infertility rates, increased patient awareness, acceptance of treatment options, and improving financial incentives such as insurance and governmental assistance continue to drive demand. According to the European Society for Human Reproduction 2020 ART Fact Sheet, one in six couples worldwide experience infertility problems. Additionally, the worldwide market remains vastly underserved as a high percentage of patients in need of care continue to go untreated each year for many reasons, but key among them are capacity constraints and cost barriers. While there have been large increases in the use of IVF, there are still only an estimated 2.6 million ART cycles, including IVF, IUI, and other fertility treatments, performed globally each year, producing around 500,000 babies. This amounts to less than 3% of the infertile couples worldwide being treated and only 1% having a child though IVF. The industry remains capacity constrained which creates challenges in providing access to care to the volume of patients in need and at an affordable price. A survey by “Resolve: The National Infertility Association,” indicates the two main reasons couples do not use IVF is cost and geographical availability (and/or capacity).

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

Our INVO Center strategy is aimed at taking advantage of the fertility market’s imbalance between supply and demand. We have has identified over 50 suitable locations in the United States alone with attractive demographics and fertility service levels that would be ideal for new INVO Centers.

We also expect to expand our operations with an acquisition strategy. We estimate that there are approximately 80 to 100 established owner-operated IVF clinics that may represent suitable acquisitions as part of this additional effort.

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

Improved efficiency providing for greater capacity and improved access to care and geographic availability. In many parts of the world, including the U.S., IVF clinics tend to be concentrated in higher population centers and are often capacity constrained in terms of how many patients a center can treat, since volume is limited by the number of capital-intensive incubators available in IVF clinic labs. With the significant number of untreated patients along with the growing interest and demand for services, the industry remains challenged to provide sufficient access to care and to do so at an economical price. We believe INVOcell and the IVC procedure it enables can play an important role in helping to address these challenges. We estimate that by adopting the INVOcell, IVF clinics can increase fertility cycle volume by up to 30% without adding to personnel, space and/or equipment costs. Our own INVO Centers also address capacity constraints by adding to the overall ART cycle capacity and doing so with comparable efficacy to IVF outcomes as well as at a lower per cycle price. Moreover, we believe that we are uniquely positioned to drive more significant growth in fertility treatment capacity in the future by partnering with existing OB/GYN practices. With our three-pronged strategy (IVF clinics, INVO Centers and OB/GYN practices), in addition to lowering costs, we believe INVOcell and the IVC procedure can address the industry’s key challenges, capacity and cost, and help open up access to care for underserved patients around the world.

Greater patient involvement. With the IVC procedure, the patient uses their own body for fertilization, incubation, and early embryo development which creates a greater sense of involvement, comfort, and participation. In some cases, this may also free people from barriers related to ethical or religious concerns, or fears of laboratory mix-ups.

INVOcell Sales and Marketing

While we will continue to sell the INVOcell directly to IVF clinics and via distributors and other partners around the world, we have transitioned INVO from being a medical device company to one that is primarily focused on providing fertility services. Our approach to marketing INVOcell is focused on identifying partners within targeted geographic regions that we believe can best support our efforts to expand access to advanced fertility treatment for the large number of underserved infertile people. We have been cleared to sell the INVOcell in the United States since November 2015 after receiving de novo class II clearance from the FDA, and we received an additional FDA clearance in 2023 for expanded usage of the device.

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

The following table sets forth a list of our current international distribution agreements:

Market	Distribution Partner	Date	Initial Term	INVOcell Registration Status in Country

Mexico (a)	Positib Fertility, S.A. de C.V.	Sept 2020	TBD	Completed
Malaysia	iDS Medical Systems	Nov 2020	3-year	Completed
Pakistan	Galaxy Pharma	Dec 2020	1-year	In process
Thailand	IVF Envimed Co., Ltd.	April 2021	1-year	Completed
Sudan	Quality Medicines, Cosmetics & Medical Equipment Import	Sept 2020	1-year	In process
Ethiopia	Quality Medicines, Cosmetics & Medical Equipment Import	Sept 2020	1-year	In process
Uganda	Quality Medicines, Cosmetics & Medical Equipment Import	Sept 2020	1-year	Not required
Nigeria	G-Systems Limited	Sept 2020	5-year	Completed
Iran	Tasnim Behboud	Dec 2020	1-year	Completed
Sri Lanka	Alsonic Limited	July 2021	1-year	On hold
China	Onesky Holdings Limited	May 2022	5-year	In process

(a)	Our Mexico JV. Please note that the registration is temporarily in the name of Proveedora de Equipos y Productos, S.A. de C.V. and will be transferred to Positib Fertility as soon as practicable.

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

Alabama JV Agreement

On March 10, 2021, our wholly owned subsidiary, INVO Centers LLC (“INVO CTR”), entered into a limited liability company agreement with HRCFG, LLC (“HRCFG”) to establish a joint venture, formed as HRCFG INVO LLC (the “Alabama JV”), for the purpose of establishing an INVO Center in Birmingham, Alabama (the “Birmingham Clinic”). The responsibilities of HRCFG’s principals include providing clinical practice expertise, performing recruitment functions, providing all necessary training, and providing day-to-day management of the clinic. The responsibilities of INVO CTR include providing certain funding to the Alabama JV and providing access to and being the exclusive provider of the INVOcell to the Birmingham Clinic. INVO CTR also performs all required, industry specific compliance and accreditation functions, and product documentation for product registration.

The Birmingham Clinic opened to patients on August 9, 2021.

The Alabama JV is accounted for using the equity method in our financial statements. As of June 30, 2024, we invested $1.3 million in the Alabama JV in the form of a note. For the six months ended June 30, 2024, the Alabama JV recorded net income of $37 thousand, of which we recognized a gain from equity method investments of $18 thousand. For the six months ended June 30, 2023, the Alabama JV recorded a net income of $2 thousand, of which we recognized a gain from equity method investments of $805.

Georgia JV Agreement

On June 28, 2021, INVO CTR entered into a limited liability company agreement (the “Bloom Agreement”) with Bloom Fertility, LLC (“Bloom”) to establish a joint venture, formed as “Bloom INVO LLC” (the “Georgia JV”), for the purposes of establishing an INVO Center in the Atlanta, Georgia metropolitan area (the “Atlanta Clinic”).

In consideration for INVO’s commitment to contribute up to $800,000 within the 24-month period following execution of the Bloom Agreement to support the start-up operations of the Georgia JV, the Georgia JV issued 800 of its units to INVO CTR, and in consideration for Bloom’s commitment to contribute physician services having an anticipated value of up to $1,200,000 over the course of a 24-month vesting period, the Georgia JV issued 1,200 of its units to Bloom.

The responsibilities of Bloom include providing all medical services required for the operation of the Atlanta Clinic. The responsibilities of INVO CTR include providing certain funding to the Georgia JV, lab services quality management, and providing access to and being the exclusive provider of the INVOcell to the Georgia JV. INVO CTR also performs all required industry specific compliance and accreditation functions and product documentation for product registration.

The Atlanta Clinic opened to patients on September 7, 2021.

The results of the Georgia JV are consolidated in our financial statements. As of June 30, 2024, INVO invested $0.9 million in the Georgia JV in the form of capital contributions as well as $0.5 million in the form of a note. For the six months ended June 30, 2024 and 2023, the Georgia JV recorded net losses of $47 thousand and $0.1 million respectively. Noncontrolling interest in the Georgia JV was $0. See Note 4 of the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q for additional information on the Georgia JV.

Mexico JV Agreement

On September 24, 2020, INVO CTR entered into a Pre-Incorporation and Shareholders Agreement with Francisco Arredondo, MD PLLC (“Arredondo”) and Security Health LLC, a Texas limited liability company (“Ramirez”, and together with INVO CTR and Arredondo, the “Shareholders”) to establish a joint venture, formed as Positib Fertility, S.A. de C.V. (the “Mexico JV”), under which the Shareholders sought to establish an INVO Center in Monterrey, Mexico (the “Monterrey Clinic”). Each Shareholder owns one-third of the Mexico JV.

The Monterrey Clinic opened to patients on November 1, 2021.

The Mexico JV is accounted for using the equity method in our financial statements. During the fourth quarter of 2023, our Mexico JV partner informed us that the primary physician onsite had resigned. We elected to impair the investment at year end 2023 in this JV due to the uncertainty and possibility that we may offer reduced services or suspend operations. The total impairment for 2023 was approximately $0.09 million. As of June 30, 2024, INVO investment in the Mexico JV was $0.

Recent Developments

NAYA Merger Agreement

On October 22, 2023, we entered into an Agreement and Plan of Merger, as amended effective October 25, 2023, December 27, 2023, and May 1, 2024 (collectively, the “Merger Agreement”) with INVO Merger Sub Inc., our wholly owned subsidiary and a Delaware corporation (“Merger Sub”), and NAYA Biosciences, Inc., a Delaware corporation (“NAYA”). Upon the terms and subject to the conditions set forth in the Merger Agreement, unless the Merger Agreement is terminated before the consummation of the Merger, Merger Sub will merge (the “Merger”) with and into NAYA, with NAYA continuing as the surviving corporation and our wholly owned subsidiary. Unless the Merger Agreement is terminated before the consummation of the Merger, at the effective time and as a result of the Merger, each share of Class A common stock, par value $0.000001 per share, of NAYA (the “NAYA common stock”) outstanding immediately prior to the effective time of the Merger, other than certain excluded shares held by NAYA as treasury stock or owned by INVO or Merger Sub, will be converted into the right to receive 7.33333 (subject to adjustment as set forth in the Merger Agreement) shares of a newly designated series of our common stock, par value $0.0001 per share, which shall be entitled to ten (10) votes per each share (“Company Class B common stock”) for a total of approximately 18,150,000 of our shares (together with cash proceeds from the sale of fractional shares, the “Merger Consideration”).

Unless the Merger Agreement is terminated before the consummation of the Merger, immediately following the effective time of the Merger, Dr. Daniel Teper, NAYA’s current chairman and chief executive officer, will be named our chairman and chief executive officer, and the board of directors will be comprised of at least seven (7) directors, of which (i) one shall be Steven Shum, our current chief executive officer, and (ii) six (6) shall be identified by NAYA, of which five (5) shall be independent directors.

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

The Merger Agreement contains termination rights for each of us and NAYA, including, among others: (1) if the consummation of the Merger does not occur on or before December 31, 2023 (the “End Date”) (which has since been extended to June 30, 2024), except that any party whose material breach of the Merger Agreement caused or was the primary contributing factor that resulted in the failure of the Merger to be consummated on or before the End Date, (2) if any governmental authority has enacted any law or order making illegal, permanently enjoining, or otherwise permanently prohibiting the consummation of the Merger, and (3) if the required vote of the stockholders of either us or NAYA has not been obtained. The Merger Agreement contains additional termination rights for NAYA, including, among others: (1) if we materially breach our non-solicitation obligations or fail to take all action necessary to hold a stockholder meeting to approve the transactions contemplated by the Merger Agreement, (2) if the aggregate of our liabilities, excluding certain specified liabilities, exceed $5,000,000, (3) if NAYA determines that the due diligence contingency will not be satisfied by October 26, 2023, (4) if NAYA determines that we have experienced a material adverse effect, or (5) we materially breach any representation, warranty, covenant, or agreement such that the conditions to closing would not be satisfied and such breach is incapable of being cured, unless such breach is caused by NAYA’s failure to perform or comply with any of the covenants, agreements, or conditions hereof to be performed or complied with by it prior to the closing. The Merger Agreement also contains an additional termination right for us if NAYA breaches any of its covenants and agreements set forth in that certain Securities Purchase Agreement dated as of December 29, 2023, as amended pursuant to an Amendment to Securities Purchase Agreement dated as of April 30, 2024 (as amended, the “Series A Preferred SPA”) in any respect.

If all of NAYA’s conditions to closing are satisfied or waived and NAYA fails to consummate the Merger, NAYA would be required to pay us a termination fee of $1,000,000. If all of our conditions to closing conditions are satisfied or waived and we fail to consummate the Merger, we would be required to pay NAYA a termination fee of $1,000,000.

As of the date of this filing, the End Date of the Merger Agreement has not been extended. Although the funding levels under the Series A Preferred SPA, as amended, were not fully met, the Company is in negotiations with NAYA to further amend the Merger Agreement and the Series A Preferred SPA; however, there can be no assurance that the parties will amend either or both agreements.

NAYA Securities Purchase Agreement

On December 29, 2023, we entered into a securities purchase agreement (the “Series A Preferred SPA”) with NAYA for NAYA’s purchase of 1,000,000 shares of our Series A Preferred Stock at a purchase price of $5.00 per share. The parties agreed that NAYA’s purchases will be made in tranches in accordance with the Minimum Interim PIPE Schedule. The Series A Preferred SPA contains customary representations, warranties, and covenants of the Company and NAYA.

Effective as of May 1, 2024, we entered into an amendment (the “SPA Amendment”) to the Series A Preferred SPA. Pursuant to the SPA Amendment, the parties agreed to the following closing schedule for NAYA’s purchases of the remaining 838,800 shares of our Series A Preferred Stock at a purchase price of $5.00 per share:

Closing Date	Shares	Aggregate Purchase Price
May 10, 2024	20,000	$100,000
May 17, 2024	30,000	$150,000
May 24, 2024	30,000	$150,000
May 31, 2024	30,000	$150,000
June 7, 2024	30,000	$150,000
June 14, 2024	30,000	$150,000
June 21, 2024	30,000	$150,000
June 28, 2024	30,000	$150,000
July 5, 2024	30,000	$150,000
On or before the closing of the Merger Agreement, to be determined in good faith by the Subscriber and INVO	578,800	$2,894,000

On January 4, 2024, INVO and NAYA closed on 100,000 shares of Series A Preferred Stock in the first tranche of this private offering for gross proceeds of $500,000. During the second quarter of 2024, INVO and NAYA closed on additional 201,280 shares of Series A Preferred Stock for additional gross proceeds of $1,006,404.

As of the date of this filing, the End Date of the Merger Agreement has not been extended. Although the funding levels under the Series A Preferred SPA, as amended, were not fully met, the Company is in negotiations with NAYA to further amend the Merger Agreement and the Series A Preferred SPA; however, there can be no assurance that the parties will amend either or both agreements.

Wisconsin Fertility Institute Acquisition

On August 10, 2023, we consummated the first acquisition of an existing IVF clinic, the Wisconsin Fertility Institute (“WFI”). As an established and profitable clinic, the closing of the WFI acquisition more than tripled our current annual revenue and became a major part of our clinic-based operations. The acquisition accelerated the transformation of INVO to a healthcare services company and immediately added scale and positive cash flow to our operations. It also complemented our existing new-build INVO Center efforts.

Through Wood Violet Fertility LLC, our indirect, wholly owned subsidiary (“Wood Violet”), we consummated the acquisition of WFI for a combined purchase price of $10 million, of which $2.5 million was paid on the closing date (net cash paid was $2,150,000 after a $350,000 holdback) plus assumption of the inter-company loan owed by WFRSA (as defined below) in the amount of $528,756. The remaining three installments of $2.5 million each are to be paid within ninety (90) days of the subsequent three anniversaries of closing. The sellers have the option to take all or a portion of the final three installments in shares of INVO common stock valued at $125.00, $181.80, and $285.80, for the second, third, and final installments, respectively.

WFI was comprised of (a) a medical practice, Wisconsin Fertility and Reproductive Surgery Associates, S.C., a Wisconsin professional service corporation d/b/a Wisconsin Fertility Institute (“WFRSA”), and (b) a laboratory services company, Fertility Labs of Wisconsin, LLC, a Wisconsin limited liability company (“FLOW”). WFRSA owned, operated, and managed WFI’s fertility practice that provided direct treatment to patients focused on fertility, gynecology, and obstetrics care and surgical procedures, and employed physicians and other healthcare providers to deliver such services and procedures. FLOW provided WFRSA with related laboratory services.

We purchased the non-medical assets of WFRSA and one hundred percent of FLOW’s membership interests through Wood Violet. Concurrently, Wood Violet Fertility and WFRSA entered into a management services agreement pursuant to which WFRSA outsourced all its non-medical activities to Wood Violet. As a result, post-closing, WFI is comprised of (a) WFRSA, which only employs physicians to provide medical services and (b) Wood Violet, which employs all other clinic personnel and provides all non-medical services, including laboratory services. FLOW is no longer operational as its operations were absorbed by Wood Violet.

On June 13, 2024, Wood Violet caused the transfer of ownership of WFRSA, the medical practice component of WFI, to a new owner, Donna Baldwin, D.O. (“Dr. Baldwin”). Dr. Baldwin was appointed as the sole officer and director of WFRSA. On June 13, 2024, WFRSA also processed a separation of employment from Dr. Elizabeth Pritts, M.D., the former owner, officer, and director of WFRSA.

All other transaction documents relating to our acquisition of WFI, including the management services agreement, remain in full force and effect. This transfer and separation are not expected to impact patient care or WFI’s operational or financial performance. We believe that the transfer and separation will not materially impact our financial condition or results of operation.

We expect to continue to pursue additional acquisitions of established and profitable existing fertility clinics as part of its ongoing strategy to accelerate overall growth.

2023 Convertible Note Extension

In January and March 2023, we issued $410,000 of convertible notes (the “Q1 2023 Convertible Notes”) with an initial maturity date of December 31, 2023 (the “Offering”), which was subsequently extended to June 30, 2024 as of December 27, 2023 (the “First Extension”). The Convertible Notes have a fixed conversion price that was reduced to $2.25 in the First Extension. In the Offering, we also issued 5-year warrants (the “Q1 2023 Warrants”) to purchase 19,375 shares of common stock at an initial exercise price of $20.00, which was reduced to $2.25 in the First Extension.

As of June 28, 2024, we secured written consent by the Required Holders for the Q1 2023 Convertible Note maturity date to be extended to December 31, 2024. As an incentive for the Required Holders to approve the extension, we agreed (a) to lower both the Q1 2023 Convertible Note fixed conversion price and the Q1 2023 Warrants exercise price to $1.20, (b) to provide the Q1 2023 Convertible Note holders the right to demand early repayment at the closing of the Merger with NAYA or if we raise more than $3 million dollars in a single equity raise, and (c) to increase the number of shares of common stock available under the Q1 2023 Warrants to a total of 124,421. The maturity date extension, the conversion reduction and the early repayment right applies to all outstanding Q1 2023 Convertible Notes, and the exercise price reduction and additional warrant coverage applies to all Q1 2023 Warrants.

FirstFire Securities Purchase Agreement

On April 5, 2024, we entered into a purchase agreement (the “FirstFire Purchase Agreement”) with FirstFire Global Opportunities Fund, LLC (“FirstFire”), pursuant to which FirstFire agreed to purchase, and INVO agreed to issue and sell, (i) a promissory note with an aggregate principal amount of $275,000, which is convertible into shares of our common stock, according to the terms, conditions, and limitations outlined in the note (the “FirstFire Note”), (ii) a warrant (the “First Warrant”) to purchase 229,167 shares (the “First Warrant Shares”) of our common stock at an exercise price of $1.20 per share, (iii) a warrant (the “Second Warrant”) to purchase 500,000 shares (the “Second Warrant Shares”) of common stock at an exercise price of $0.01 issued to FirstFire, and (iv) 50,000 shares of common stock (the “Commitment Shares”), for a purchase price of $250,000. Carter, Terry, & Company, Inc. acted as placement agent for the transaction, for which it received a cash fee of $25,000 and 11,655 restricted shares of our common stock. The proceeds were used for working capital and general corporate purposes.

Among other limitations, the total cumulative number of shares of common stock that may be issued to FirstFire under the FirstFire Purchase Agreement may not exceed the requirements of Nasdaq Listing Rule 5635(d), except that such limitation will not apply in the event we obtain stockholder approval of the shares of common stock to be issued under the Purchase Agreement, if necessary, in accordance with the requirements of Nasdaq Listing Rule 5635(d). INVO has agreed to hold a meeting for the purpose of obtaining this stockholder approval within nine (9) months of the date of the FirstFire Purchase Agreement.

The FirstFire Purchase Agreement contains customary representations, warranties, and covenants by each of INVO and FirstFire. Among other covenants of the parties, we granted FirstFire the right to participate in any subsequent placement of securities until the earlier of eighteen (18) months after the date of the FirstFire Purchase Agreement or extinguishment of the FirstFire Note. INVO has also granted customary “piggy-back” registration rights to FirstFire with respect to the shares of common stock underlying the FirstFire Note (the “Conversion Shares”), the First Warrant Shares, the Second Warrant Shares, and the Commitment Shares. FirstFire has covenanted not to cause or engage in any short selling of shares of common stock until the FirstFire Note is fully repaid.

The following sets forth the material terms of the FirstFire Note, the First Warrant, and the Second Warrant.

FirstFire Note

Interest and Maturity. The FirstFire Note carries an interest rate of twelve percent (12%) per annum, with the first twelve months of interest, amounting to $33,000, guaranteed, and fully earned as of the issue date. The maturity date of the FirstFire Note is twelve (12) months from the issue date, at which point the Principal Amount, together with any accrued and unpaid interest and other fees, shall be due and payable to the holder of the FirstFire Note.

Conversion. The holder of the FirstFire Note is entitled to convert any portion of the outstanding and unpaid principal amount and accrued interest into Conversion Shares at a conversion price of $1.00 per share, subject to adjustment. The FirstFire Note may not be converted and Conversion Shares may not be issued under the FirstFire Note if, after giving effect to the conversion or issuance, the holder together with its affiliates would beneficially own in excess of 4.99% of the outstanding common stock. In addition to the beneficial ownership limitations in the FirstFire Note, the number of shares of common stock that may be issued under the FirstFire Note, the First Warrant, the Second Warrant, and under the FirstFire Purchase Agreement (including the Commitment Shares) is limited to 19.99% of the outstanding common stock as of April 5, 2024 (the “Exchange Cap”, which is equal to 523,344 shares of common stock, subject to adjustment as described in the FirstFire Purchase Agreement), unless stockholder approval is obtained by INVO to issue more than the Exchange Cap. The Exchange Cap shall be appropriately adjusted for any reorganization, recapitalization, non-cash dividend, stock split, reverse stock split or other similar transaction.

Prepayment. We may prepay the FirstFire Note at any time in whole or in part by paying a sum of money equal to 110% of the sum of the principal amount to be redeemed plus the accrued and unpaid interest.

Future Proceeds. While any portion of the FirstFire Note is outstanding, if we receive cash proceeds of more than $1,500,000 from any source or series of related or unrelated sources, or more than $1,000,000 from any public offering (the “Minimum Threshold”), we shall, within one (1) business day of our receipt of such proceeds, inform FirstFire of such receipt, following which FirstFire shall have the right in its sole discretion to require us to immediately apply up to 100% of all proceeds received by us above the Minimum Threshold to repay the outstanding amounts owed under the FirstFire Note.

Covenants. We are subject to various covenants that restrict its ability to, among other things, declare dividends, make certain investments, sell assets outside the ordinary course of business, or enter into transactions with affiliates, thereby ensuring our operational and financial activities are conducted in a manner that prioritizes the repayment of the FirstFire Note.

Events of Default. The FirstFire Note outlines specific events of default and provides FirstFire certain rights and remedies in such events, including but not limited to the acceleration of the FirstFire Note’s due date and a requirement for INVO to pay a default amount. Specific events that constitute a default under the FirstFire Note include, but are not limited to, failure to pay principal or interest when due, breaches of covenants or agreements, bankruptcy or insolvency events, and a failure to comply with the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Upon an event of default, the FirstFire Note becomes immediately due and payable, and the Borrower is subject to a default sum as stipulated.

The FirstFire Note is subject to, and governed by, the terms and conditions of the FirstFire Purchase Agreement.

First Warrant

The First Warrant grants the holder thereof the right to purchase up to 229,167 shares of common stock at an exercise price of $1.20 per share.

Exercisability. The First Warrant is immediately exercisable and will expire five years from the issuance date. The First Warrant is exercisable, at the option of the holder, in whole or in part, by delivering to INVO a duly executed exercise notice and, at any time a registration statement registering the issuance of the First Warrant Shares under the Securities Act of 1933, as amended (the “Securities Act”) is effective and available for the issuance of such First Warrant Shares, or an exemption from registration under the Securities Act is available for the issuance of such First Warrant Shares, by payment in full in immediately available funds for the number of First Warrant Shares purchased upon such exercise. If a registration statement registering the issuance of the First Warrant Shares underlying the First Warrant under the Securities Act is not effective or available, the holder may, in its sole discretion, elect to exercise the First Warrant through a cashless exercise, in which case the holder would receive upon such exercise the net number of First Warrant Shares determined according to the formula set forth in the First Warrant.

Exercise Limitation. A holder will not have the right to exercise any portion of the First Warrant if the holder (together with its affiliates) would beneficially own in excess of 4.99% of the number of shares of the common stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of the First Warrant.

Trading Market Regulation. Until we have obtained stockholder approval of the FirstFire Purchase Agreement and the issuance of the securities issued pursuant thereto, we may not issue any First Warrant Shares upon the exercise of the First Warrants if the issuance of such First Warrant Shares, (taken together with the issuance of any shares held by or issuable to the holder under the FirstFire Purchase Agreement or any other agreement with INVO) would exceed the aggregate number of shares which we may issue without breaching 523,344 shares (19.9% of our outstanding common stock) or any of our obligations under the rules or regulations of Nasdaq.

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

Fundamental Transactions. INVO shall not enter into or be a party to a fundamental transaction unless the successor entity assumes all obligations of INVO under the First Warrant and other transaction documents. Upon consummation of a fundamental transaction, then the successor entity will succeed to, and be substituted for INVO, and may exercise every right and power that we may exercise and will assume all of our obligations under the First Warrant with the same effect as if such successor entity had been named in the First Warrant itself.

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

Exercisability. The Second Warrant will only become exercisable if an event of default occurs under the FirstFire Note, and will expire five years from the date on which such an event of default occurs (a “Triggering Event Date”). The Second Warrant includes a ‘Returnable Warrant’ clause, providing that the Second Warrant shall be cancelled and returned to us if the Note is fully extinguished before any Triggering Event Date. The Second Warrant will be exercisable, at the option of each holder, in whole or in part by delivering to INVO a duly executed exercise notice and, at any time a registration statement registering the issuance of the Second Warrant Shares under the Securities Act is effective and available for the issuance of such Second Warrant Shares, or an exemption from registration under the Securities Act is available for the issuance of such shares, by payment in full in immediately available funds for the number of Second Warrant Shares purchased upon such exercise. If a registration statement registering the issuance of Second Warrant Shares under the Securities Act is not effective or available, the holder may, in its sole discretion, elect to exercise the Second Warrant through a cashless exercise, in which case the holder would receive upon such exercise the net number of Second Warrant Shares determined according to the formula set forth in the warrant.

Exercise Limitation. A holder will not have the right to exercise any portion of the Second Warrant if the holder (together with its affiliates) would beneficially own in excess of 4.99% of the number of shares of the common stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of the Second Warrant.

Trading Market Regulation. Until we have obtained stockholder approval of the FirstFire Purchase Agreement and the issuance of the securities issued pursuant thereto, we may not issue any Second Warrant Shares upon the exercise of the Second Warrants if the issuance of such Second Warrant Shares, (taken together with the issuance of any shares held by or issuable to the holder under the FirstFire Purchase Agreement or any other agreement with INVO) would exceed the aggregate number of shares which we may issue without breaching 523,344 shares (19.9% of our outstanding common stock) or any of our obligations under the rules or regulations of Nasdaq.

Exercise Price Adjustment. Subject to the aforementioned limitations, the exercise price of the Second Warrant is subject to appropriate adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications, or similar events affecting the common stock, upon any distributions of assets, including cash, stock, or other property to our stockholders, and if we issue additional shares of common stock at a price per share that is less than the exercise price then in effect.

Fundamental Transactions. We shall not enter into or be a party to a fundamental transaction unless the successor entity assumes all obligations of INVO under the Second Warrant and other transaction documents. Upon consummation of a fundamental transaction, then the successor entity will succeed to, and be substituted for INVO, and may exercise every right and power that we may exercise and will assume all of our obligations under the Second Warrant with the same effect as if such successor entity had been named in the Second Warrant itself.

Rights as a Stockholder. Except as otherwise provided in the Second Warrant or by virtue of such holder’s ownership of shares of common stock, the holder of the Second Warrant will not have the rights or privileges of a holder of common stock, including any voting rights, until the holder exercises the Second Warrant.

Triton Purchase Agreement

On March 27, 2024, we entered into a purchase agreement (the “Triton Purchase Agreement”) with Triton Funds LP (“Triton”), pursuant to which we agreed to sell, and Triton agreed to purchase, upon our request in one or more transactions, up to 1,000,000 shares of our common stock, par value $0.0001 per share, providing aggregate gross proceeds to us of up to $850,000. Triton will purchase the shares of common stock under the Triton Purchase Agreement at the price of $0.85 per share. The Triton Purchase Agreement expires upon the earlier of the sale of all 1,000,000 shares of our common stock or December 31, 2024.

Among other limitations, unless otherwise agreed upon by Triton, each individual sale of shares of common stock will be limited to no more than the number of shares of common stock that would result in the direct or indirect beneficial ownership by Triton of more than 9.99% of the then-outstanding shares of common stock. In addition, the total cumulative number of shares of common stock that may be issued to Triton under the Triton Purchase Agreement may not exceed the requirements of Nasdaq Listing Rule 5635(d), except that such limitation will not apply in the event we obtain stockholder approval of the shares of common stock to be issued under the Triton Purchase Agreement, if necessary, in accordance with the requirements of Nasdaq Listing Rule 5635(d).

The Triton Purchase Agreement provides that we will file a prospectus supplement (the “Prospectus Supplement”) to its Registration Statement on Form S-3, which was declared effective on April 16, 2021 (File No. 333-255096) (the “Base Registration Statement”), covering the offering and sale of the shares of common stock to Triton pursuant to the Triton Purchase Agreement. Triton’s obligation to purchase shares of common stock under the Triton Purchase Agreement is conditioned upon, among other things, the filing of the Prospectus Supplement and the Base Registration Statement remaining effective.

The Triton Purchase Agreement contains customary representations, warranties, and covenants by each of the INVO and Triton. Actual sales of shares of common stock to Triton will depend on a variety of factors to be determined by us from time to time, including, among others, market conditions, the trading price of the common stock, and determinations by us as to the appropriate sources of funding for INVO and its operations. Triton has no right to require any sales of shares of common stock by INVO but is obligated to make purchases of shares of common stock from us from time to time, pursuant to directions from us, in accordance with the Triton Purchase Agreement. During the term of the Triton Purchase Agreement, Triton has covenanted not to cause or engage in any short selling of shares of common stock.

On March 27, 2024, we issued to Triton private placement warrants to purchase up to 1,000,000 shares of our common stock at an exercise price of $2.00 per share.

On March 27, 2024, we delivered a purchase notice for 260,000 shares of common stock. Our common stock traded below the purchase price following the date of the purchase notice, giving Triton the right to return to us any of the 260,000 shares. Triton notified us that it will return 185,000 shares to us and closed the purchase of 75,000 shares pursuant to the Triton Purchase Agreement for net proceeds of $10,131.

On April 16, 2024, we delivered a purchase notice for 185,000 shares of common stock, which was subsequently closed on April 19, 2024 for net proceeds of $155,000.

Future Receipts Agreement

On February 26, 2024, we finalized an Agreement for the Purchase and Sale of Future Receipts (the “Future Receipts Agreement”) with a buyer (the “Buyer”) under which the Buyer purchased $344,925 of our future sales for a gross purchase price of $236,250. We received net proceeds of $225,000. Until the purchase price has been repaid, we agreed to pay the Buyer $13,797 per week.

August 2023 Offering Warrant Price Reduction

On August 8, 2023, we issued warrants to purchase 3,160,000 shares of our common stock (the “August 2023 Warrants”) as part of the August 2023 Offering. In connection therewith, we entered into a warrant agency agreement (the “Warrant Agent Agreement”), with Transfer Online, Inc. appointing Transfer Online, Inc. as Warrant Agent for the August 2023 Warrants. On April 17, 2024, INVO and the Warrant Agent entered into an Amendment to the Warrant Agent Agreement (the “Amendment”) to confirm that we may adjust the exercise price of the of the August 2023 Warrants to provide an exercise price per share that is lower than the then-current exercise price of the August 2023 Warrants.

On April 17, 2024, we reduced the exercise price of the August 2023 Warrants from $2.85 per share to $1.20 per share effective April 17, 2024.

In April 2024, we issued 807,000 shares of common stock for net proceeds of $971,012 as a result of the exercise of the August 2023 Warrants.

Tampa Lease Assignment

On April 19, 2024, INVO CTR completed the assignment to Brown Fertility Associates PA (“Brown Fertility”) of its lease with 4602 North Armenia Ave, LLC (the “Tampa Landlord”), for the property located at 4602 North Armenia Avenue, Suite 200, Tampa, LLC (the “Tampa Premises”). As a result of the doctor for the proposed Tampa, Florida INVO Center project (the “Tampa Project”) becoming unavailable and our current focus on prioritizing the acquisition of US-based profitable fertility clinics, we opted to assign the lease for the Tampa Premises. Brown Fertility paid INVO CTR $475,000 to secure the space and we were fully released by the Tampa Landlord under the assignment. We used $356,547 of the assignment proceeds to complete payment to the Tampa Landlord for the buildout of the Tampa Premises and for rent accrued before the completion of the assignment. The remaining proceeds were used for general working capital.

Delisting

On April 17, 2024, INVO, having reported, on April 16, 2024, stockholders’ equity of $892,825 in the Form 10-K for the period ended December 31, 2023, received notice (the “Notice”) from the staff (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) advising us that it no longer complies with Nasdaq Listing Rule 5550(b)(1) that requires companies listed on The Nasdaq Capital Market to maintain stockholders’ equity of at least $2,500,000 (the “Equity Rule”).

In a decision dated November 22, 2023, a Nasdaq Hearings Panel (the “Panel”) previously had confirmed that we regained compliance with the Equity Rule. In the decision, the Panel imposed a Mandatory Panel Monitor for a period of one year or until November 22, 2024, which would require Staff to issue a Delist Determination Letter, in the event that we failed to maintain compliance with the Equity Rule (the “Panel Monitor”). As a result, the Notice contains the Staff’s determination to delist INVO.

The Notice had no immediate effect on the listing of our common stock and our common stock continued to trade on The Nasdaq Capital Market under the symbol “INVO.”

As described in the Notice, under Nasdaq rules, we had and exercised our right to request an appeal of this determination to prevent its securities from being delisted and suspended at the opening of business on April 26, 2024. Our hearing to present its appeal of the Staff’s determination in front of the Panel was heard on June 6, 2024.

On June 18, 2024, we received a notice from Nasdaq stating that the Panel had granted our request for continued listing on the Exchange until October 14, 2024, subject to our demonstrating compliance with Nasdaq’s Listing Rule 5505 (the “Initial Listing Rule”), as it would apply to the proposed Merger with NAYA. The Initial Listing Rule requires us to have a minimum bid price, a minimum of unrestricted publicly held shares, a minimum number of round lot shareholders, a minimum number of market makers, and it requires us to meet its Equity Standard, its Market Value of Listed Securities Standard, or its Net Income Standard.

We are currently evaluating various courses of action to regain compliance. There can be no assurance that we will be able to regain compliance. Should we fail to satisfy Nasdaq listing requirements, within the extension period provided by the Panel, our common stock will be delisted, and we will not be allowed to make further appeals.

Results of Operations

During the first half of 2024, we continued to make steady progress with our efforts to transition INVO towards healthcare services through our ownership of fertility clinics. This was highlighted by our first acquisition (in August of 2023) of an existing IVF practice. This Madison, Wisconsin based fertility center was established more than 15 years ago, generates strong revenue and profits, and provided an immediate and substantial impact to our overall operations as reflected in our significant growth in the first half of this year. We also believe this first acquisition provides a road map and foundation for us to utilize in the pursuit of additional acquisitions of established and profitable small IVF practices. Subject to terms and acquisition capital availability, we anticipate actively pursuing suitable acquisition targets to further accelerate our growth objectives.

Our existing operational INVO Centers located in Alabama and Georgia also made progress, and we anticipate both will continue to make further advances in the current year. Due to international resource constraints and the lack of an available local physician resource, the Mexico clinic has halted providing services. We continue to seek additional U.S. opportunities to expand our INVO Center activities over time, and, in the short-term, expect to devote more of our efforts toward acquisitions as we believe they would enable us to build scale in our operations at a quicker space, and, in turn, help support our long-term objective of building INVO centers across the U.S. market.

Although our clinic operations make up most of our commercial efforts and revenue, we also continue to work on providing the INVOcell to third party fertility clinics.

We believe the overall industry trends remain favorable and will help support our growth objectives. The ART market continues to benefit from a number of tailwinds, including (1) the large under-served potential patient population, (2) increasing infertility rates around the world, (3) growing awareness and education of fertility treatment options, (4) a growing acceptance of fertility treatment, (5) improvements in procedure techniques and hence improvements in pregnancy success rates, and (6) generally improving insurance (private and public) reimbursement trends.

Comparison of the Three Months Ended June 30, 2024, and 2023

Revenue

Revenue for the three months ended June 30, 2024 was approximately $1.8 million, compared to approximately $0.3 million for the three months ended June 30, 2023. The $1.8 million in revenue for the second quarter of 2024 was primarily related to clinic revenue from the consolidated Georgia JV and WFI. The increase of approximately $1.5 million, or approximately 481%, was primarily related to the acquisition of WFI.

Cost of Revenue

Cost of revenue for the three months ended June 30, 2024 was approximately $0.9 million, compared to approximately $0.2 million for the three months ended June 30, 2023. The increase in cost of revenue was primarily related to the acquisition of WFI.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses for the three months ended June 30, 2024 were approximately $2.6 million, compared to approximately $2.0 million for the three months ended June 30, 2023. The increase of approximately $0.6 million, or approximately 30%, was primarily the result of an increase of $1.0 million in non-cash professional services expenses which was partially offset by a $0.4 million reduction in personnel costs. Non-cash, stock-based compensation expense was $1.2 million in the period, compared to $0.4 million for the same period in the prior year.

Gain (loss) from equity investment

Gain from equity investments for the three months ended June 30, 2024 was approximately $18 thousand, compared to a gain of approximately $4 thousand for the three months ended June 30, 2023. The increase in gain is due to an increase in revenue from the equity method JV’s.

Gain on disposal of fixed assets

Gain on disposal of fixed assets for the three months ended June 30, 2024 was approximately $50 thousand, compared to $0 for the three months ended June 30, 2023. The increase in gain is due to the disposal of fixed assets related to the assignment of the Tampa Project lease.

Interest Expense and Financing Fees

Interest expense and financing fees were approximately $0.4 million for the three months ended June 30, 2024, compared to approximately $0.2 million for the three months ended June 30, 2023.

Comparison of the Six Months Ended June 30, 2024, and 2023

Revenue

Revenue for the six months ended June 30, 2024 was approximately $3.4 million, compared to approximately $0.7 million for the six months ended June 30, 2023. Of the $3.4 million in revenue for the first six months of 2024, approximately $3.3 million was related to clinic revenue from the consolidated Georgia JV and WFI. The increase of approximately $2.7 million, or approximately 414%, was primarily related to the acquisition of WFI.

Cost of Revenue

Cost of revenue for the six months ended June 30, 2024 was approximately $1.7 million, compared to approximately $0.5 million for the six months ended June 30, 2023. The increase in our cost of revenue was primarily related to the acquisition of WFI.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses for the six months ended June 30, 2024 were approximately $4.1 million, compared to approximately $4.4 million for the six months ended June 30, 2023. The decrease of approximately $0.3 million, or approximately 7%, was primarily the result of a $1.3 million decrease in personnel expenses and was partially offset by a $1.0 million increase in non-cash professional services expense. Non-cash, stock-based compensation expense was $1.4 million in the period, compared to $0.3 million for the same period in the prior year.

Gain (loss) from equity investment

Gain from equity investments for the six months ended June 30, 2024 was approximately $18 thousand, compared to a loss of approximately $24 thousand for the six months ended June 30, 2023. The increase in gain is due to an increase in revenue from the equity method JV’s.

Loss on disposal of fixed assets

Loss on disposal of fixed assets for the six months ended June 30, 2024 was approximately $0.5 million, compared to $0 for the six months ended June 30, 2023. The increase in loss is due to the disposal of fixed assets related to the assignment of the Tampa Project lease.

Gain on lease termination

Gain on lease termination for the six months ended June 30, 2024 was approximately $0.1 million, compared to $0 for the six months ended June 30, 2023. The increase in gain is related to the assignment of the Tampa Project lease.

Interest Expense and Financing Fees

Interest expense and financing fees were approximately $0.6 million for the six months ended June 30, 2024, compared to approximately $0.4 million for the six months ended June 30, 2023.

Liquidity and Capital Resources

For the six months ended June 30, 2024, and 2023, we had net losses of approximately $3.9 million and $4.8 million, respectively, and an accumulated deficit of approximately $61.9 million as of June 30, 2024. Approximately $2.6 million of the net loss was related to non-cash expenses for the six months ended June 30, 2024, compared to $1.4 million for the six months ended June 30, 2023. We had negative working capital of approximately $5.6 million as of June 30, 2024, compared to negative working capital of approximately $7.0 million as of December 31, 2023. As of June 30, 2024, we had stockholder’s equity of approximately $1.4 million compared to stockholder’s equity of approximately $0.9 million as of December 31, 2023.

We have been dependent on raising capital from debt and equity financings to meet our needs for cash required to fund our operating expenses and investing activities. During the first six months of 2024, we received net proceeds of $1.5 million for the sale of our preferred stock, $0.9 million from the exercise of warrants, $0.4 million in net proceeds from the sale of notes payable, and $0.2 million in net proceeds for the sale of our common stock. During the first six months of 2023, we received approximately $2.7 million for the sale of common stock and $0.7 million in proceeds from the sale of convertible notes. Over the next 12 months, our plan includes growing WFI and pursuing additional IVF clinic acquisitions. Our plan also includes pursuing the Merger with NAYA pursuant to the terms and conditions of the Merger Agreement. Until we can generate positive cash from operations, we will need to raise additional funding to meet our liquidity needs and to execute our business strategy. As in the past, we will seek debt and/or equity financing, which may not be available on reasonable terms, if at all.

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

Cash Flows

The following table shows a summary of our cash flows for the six months ended June 30, 2024 and 2023:

	2024	2023
Cash (used in) provided by:
Operating activities	(1,716,214)	(2,792,860)
Investing activities	(29,239)	(269,952)
Financing activities	2,455,963	3,085,162

Cash Flows from Operating Activities

As of June 30, 2024, we had approximately $0.9 million in cash, compared to approximately $0.1 million as of June 30, 2023. Net cash used in operating activities for the first six months of 2024 was approximately $1.7 million, compared to approximately $2.8 million for the same period in 2023. The decrease in net cash used in operating activities was primarily due to the decrease in net loss.

Cash Flows from Investing Activities

During the six months ended June 30, 2024, cash used in investing activities of $30 thousand was primarily related to the purchase of equipment for WFI. During the six months ended June 30, 2023, cash used in investing activities of $0.3 million was primarily related to the buildout infrastructure for our Tampa INVO Center.

Cash Flows from Financing Activities

During the six months ended June 30, 2024, cash provided by financing activities of approximately $2.5 million was comprised of $1.5 million in proceeds from the sale of Series A Preferred Stock, $0.9 million in proceeds from warrant exercises, net proceeds of $0.4 million from the sale of notes payable, and net proceeds of $0.2 million from the sale of common stock. During the six months ended June 30, 2023, cash provided by financing activities of approximately $3.1 million was primarily related to the sale of common stock, net of offering costs.

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

Variable Interest Entities

Our consolidated financial statements include the accounts of INVO, its wholly owned subsidiaries and variable interest entities (“VIE”), where we are the primary beneficiary under the provisions of ASC 810, Consolidation (“ASC 810”). A VIE must be consolidated by its primary beneficiary when, along with its affiliates and agents, the primary beneficiary has both (i) the power to direct the activities that most significantly impact the VIE’s economic performance, and (ii) the obligation to absorb losses or the right to receive the benefits of the VIE that could potentially be significant to the VIE. We reconsider whether an entity is still a VIE only upon certain triggering events and continually assess our consolidated VIEs to determine if we continue to be the primary beneficiary.

Equity Method Investments

Investments in unconsolidated affiliates in which we exert significant influence but do not control or otherwise consolidate are accounted for using the equity method. Equity method investments are initially recorded at cost. These investments are included in investment in joint ventures in the accompanying consolidated balance sheets. Our share of the profits and losses from these investments is reported in loss from equity method investment in the accompanying consolidated statements of operations. Management monitors our investments for other-than-temporary impairment by considering factors such as current economic and market conditions and the operating performance of the investees and records reductions in carrying values when necessary.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (“SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2024, the end of the fiscal period covered by this Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2024.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In May 2024, we issued 7,500 shares of our common stock to consultants in consideration of services rendered. These shares were issued pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended. We did not receive any cash proceeds from this issuance.

In August 2024, we issued 42,000 shares of our common stock to consultants in consideration of services rendered. These shares were issued pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended. We did not receive any cash proceeds from this issuance.

In the second quarter of 2024, we issued 109,886 shares of our common stock upon conversion of $197,033 of convertible promissory notes and accrued interest. We did not receive any proceeds upon conversion. We relied on the exemption from registration provided by Section 3(a)(9) and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

(a)	None.

(b)	None.

(c)	Insider Adoption or Termination of Trading Arrangements

During the fiscal quarter ended June 30, 2024, none of our directors or officers informed us of the adoption, modification, or termination of a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as such terms are defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Description

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 is formatted in Inline XBRL

* Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 14, 2024.

INVO Bioscience, Inc.

Date: August 14, 2024	By:	/s/ Steven Shum
Steven Shum, Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2024	By:	/s/ Andrea Goren
Andrea Goren, Chief Financial Officer
(Principal Financial and Accounting Officer)

