Form 10-K/A
period 2023-12-31
NAYA Biosciences, Inc.
filed 2024-11-19
CIK 1417926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 3)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2023

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

NAYA BIOSCIENCES, INC. (FORMER NAME: INVO BIOSCIENCE, INC.)

(Exact name of registrant as specified in Charter)

Nevada	001-39701	20-4036208
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

5582 Broadcast Court Sarasota, Florida, 34240

(Address of Principal Executive Offices)

Registrant’s telephone number, including area code: (978) 878-9505

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	NAYA	The Nasdaq Stock Market LLC

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

The number of shares outstanding of the registrant’s common stock, $0.0001 par value, as of November 19, 2024 was 4,935,728.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

This Amendment No. 3 to Form 10-K (this “Amendment” or “Amendment No. 3”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2023 originally filed on April 16, 2024 (the “Original Filing”) and amended on April 17, 2024 (the “First Amendment”) and on April 29, 2024 (the “Second Amendment”) by NAYA Biosciences, Inc., a Nevada corporation formerly known as INVO Bioscience, Inc. (“NAYA,” the” Company,” “we,” or “us”). We are filing this Amendment to restate our financial statements as of and for the periods ending December 31, 2023, September 30, 2023, June 30, 2023, March 31, 2023, December 31, 2022, September 30, 2022, June 30, 2022, March 31, 2022, December 31, 2021, September 30, 2021, and June 30, 2021 (collectively, the “Previous Financial Statements”). The Previous Financial Statements are restated to correct the discount rates for the valuation of the Company’s right of use asset and corresponding lease liability in each of the Previous Financial Statements. In each of the Previous Financial Statements, the Company had incorrectly used the applicable federal rate rather than the Company’s incremental borrowing rate.

The impact of this error is limited to the Company’s assets and liabilities, and the error did not impact the Company’s revenue, results of operation, earnings (loss) per share, or net equity. The error has not resulted in any change to the Company’s business plan or operations and does not impact any regulatory requirements or management compensation.

This Amendment does not reflect events occurring after the filing of our Original Filing, or modify or update those disclosures, except as disclosed in our financial statement footnote subsequent event disclosures. The following sections of our Original Filing have been amended:

● Part II - Item 8 - Financial Statements and Supplementary Data; and

● Part II - Item 9A – Controls and Procedures

This Amendment has been signed as of a current date and all certifications of our Chief Executive Officer and Chief Financial Officer are given as of a current date. Accordingly, this Amendment should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the Original Filing, the First Amendment, and the Second Amendment.

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

Stockholders of NAYA Biosciences, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of NAYA Biosciences, Inc. (former name: INVO Bioscience, Inc.) (the Company) as of December 31, 2023 and 2022, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the consolidated financial statements, the Company has suffered net losses from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are discussed in Note 4. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Restatement of the 2023 and 2022 Consolidated Financial Statements

As discussed in Note 2 to the consolidated financial statements, the accompanying 2023 and 2022 consolidated financial statements have been restated to correct for errors.

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

The Woodlands, TX

April 16, 2024 (November 19, 2024, as to the effects of the restatement discussed in Note 2)

NAYA BIOSCIENCES, INC. (FORMER NAME: INVO BIOSCIENCE, INC.)

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2023 (Restated)	2022 (Restated)
ASSETS
Current assets
Cash	$232,424	$90,135
Accounts receivable	140,550	77,149
Inventory	264,507	263,602
Prepaid expenses and other current assets	622,294	190,201
Total current assets	1,259,775	621,087
Property and equipment, net	826,418	436,729
Lease right of use	3,359,058	1,414,124
Intangible assets, net	4,093,431	-
Goodwill	5,878,986	-
Investment in Legacy NAYA	2,172,000	-
Equity investments	916,248	1,237,865
Total assets	$18,505,916	$3,709,805

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued liabilities	$2,330,381	$1,349,038
Accrued compensation	722,251	946,262
Notes payable - current portion, net	629,920	100,000
Notes payable - related party, net	880,000	662,644
Deferred revenue	408,769	119,876
Lease liability, current portion	181,574	160,185
Additional payments for acquisition, current portion	2,500,000	-
Other current liabilities	350,000	-
Total current liabilities	8,002,895	3,338,005
Lease liability, net of current portion	3,356,199	1,347,463
Notes payable – net of current portion	1,253,997	-
Deferred tax liability	-	1,949
Additional payments for acquisition, net of current portion	5,000,000	-
Total liabilities	17,613,091	4,687,417

Stockholders’ equity (deficit)
Series B Preferred Stock, $5.00 par value; 1,200,000 shares authorized; 1,200,000 and 0 issued and outstanding as of December 31, 2023 and 2022, respectively.	6,000,000	-
Common Stock, $.0001 par value; 50,000,000 shares authorized; 2,492,531 and 608,611 issued and outstanding as of December 31, 2023 and 2022, respectively	249	61
Additional paid-in capital	52,710,721	48,805,860
Accumulated deficit	(57,818,145)	(49,783,533)
Total stockholders’ equity (deficit)	892,825	(977,612)
Total liabilities and stockholders’ equity (deficit)	$18,505,916	$3,709,805

The accompanying notes are an integral part of these consolidated financial statements.

NAYA BIOSCIENCES, INC. (FORMER NAME: INVO BIOSCIENCE, INC.)

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

NAYA BIOSCIENCES, INC. (FORMER NAME: INVO BIOSCIENCE, INC.)

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

NAYA BIOSCIENCES, INC. (FORMER NAME: INVO BIOSCIENCE, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2023	2022
	(Restated)
Cash flows from operating activities:
Net loss	$(8,034,612)	$(10,892,511)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash stock compensation issued for services	287,450	123,211
Non-cash stock compensation issued to directors and/or employees	56,936	484,807
Fair value of stock options issued to employees	1,049,109	1,616,401
Non-cash compensation for services	180,000	120,000
Amortization of discount on notes payable	720,128	52,644
Loss on impairment of intangible assets	-	132,227
Loss from equity method investment	60,270	200,558
Impairment from equity method joint venture	89,794	-
Loss from debt extinguishment	163,278	-
Depreciation and amortization	200,894	77,301
Changes in assets and liabilities:
Accounts receivable	(63,401)	(26,679)
Inventory	(905)	24,171
Prepaid expenses and other current assets	(432,093)	92,550
Accounts payable and accrued expenses	924,678	904,060
Accrued compensation	(224,011)	364,573
Deferred revenue	288,893	113,976
Other current liabilities	(226,568)	-
Leasehold liability	85,191	7,026
Accrued interest	121,864	1,556
Deferred tax liabilities	(1,949)	810
Net cash used in operating activities	(4,755,054)	(6,603,319)
Cash used in investing activities:
Payments to acquire property, plant, and equipment	(444,722)	(10,785)
Payments to acquire intangible assets	-	(1,943)
Investment in joint ventures	(8,447)	(68,489)
Payment for acquisitions	(2,041,710)	-
Net cash used in investing activities	(2,494,879)	(81,217)
Cash from financing activities:
Proceeds from notes payable	3,060,250	100,000
Proceeds from notes payable – related parties	100,000	700,000
Proceeds from the sale of common stock, net of offering costs	5,701,948	289,800
Proceeds from warrant exercise	23,051	-
Proceeds from option exercise	2,375	-
Principal payments on notes payable	(1,495,402)	-
Net cash provided by financing activities	7,392,222	1,089,800
Increase in cash and cash equivalents	142,289	(5,594,736)
Cash and cash equivalents at beginning of period	90,135	5,684,871
Cash and cash equivalents at end of period	$232,424	$90,135

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$9,640	$-
Taxes	$-	$800
Noncash activities:
Fair value of warrants issued with debt	$490,668	$90,000
Fair value of common stock issued with debt	$56,314	$-
Fair value of shares issued for settlement of liability	$65,198	$-
Initial ROU asset and lease liability	$2,145,269	$-
Fair value of Series B preferred shares issued in exchange for shares of Legacy NAYA common stock	$2,172,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

NAYA BIOSCIENCES, INC. (FORMER NAME: INVO BIOSCIENCE, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

Note 1 – Summary of Significant Accounting Policies

Description of Business

NAYA Biosciences, Inc. a Nevada corporation formerly known as INVO Bioscience, Inc. (“NAYA” or the “Company”) is a healthcare services fertility company dedicated to expanding the assisted reproductive technology (“ART”) marketplace by making fertility care accessible and inclusive to people around the world. The Company’s commercialization strategy is focused on the opening of dedicated “INVO Centers” offering the INVOcell and IVC procedure (with three centers in North America now operational), the acquisition of US-based, profitable in vitro fertilization (“IVF”) clinics (with one such clinic acquired in August 2023) and the sale and distribution of our technology solution into existing fertility clinics. The Company’s proprietary technology, INVOcell, is a revolutionary medical device that allows fertilization and early embryo development to take place in vivo within the woman’s body. This treatment solution is the world’s first intravaginal culture technique for the incubation of oocytes and sperm during fertilization and early embryo development.

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

Variable Interest Entities

The Company’s consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, and variable interest entities (“VIE”), where the Company is the primary beneficiary under the provisions of ASC 810, Consolidation (“ASC 810”). A VIE must be consolidated by its primary beneficiary when, along with its affiliates and agents, the primary beneficiary has both: (i) the power to direct the activities that most significantly impact the VIE’s economic performance; and (ii) the obligation to absorb losses or the right to receive the benefits of the VIE that could potentially be significant to the VIE. The Company reconsiders whether an entity is still a VIE only upon certain triggering events and continually assesses its consolidated VIEs to determine if it continues to be the primary beneficiary. See “Note 6 – Variable Interest Entities” for additional information on the Company’s VIEs.

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

Note 2 - Restatement of Previously Issued Consolidated Financial Statements

As a result of an internal review, the Company identified errors related to its borrowing rate for lease accounting in its previously issued (i) consolidated financial statements as of and for the years ended December 31, 2021, December 31, 2022, and December 31, 2023 included in its Annual Reports on Form 10-K for the years ended December 31, 2021, December 31, 2022, and December 31, 2023 (the “Annual Periods”) and (ii) unaudited condensed consolidated financial statements for the quarters ended June 30, 2021 through June 30, 2024 included in its Quarterly Reports on Form 10-Q for the periods ended March 31, 2022, June 30, 2022, September 30, 2022, March 31, 2023, June 30, 2023, September 30, 2023, March 31, 2024, and June 30, 2024 (the “Interim Periods”, which, together with the Annual Periods, the “Affected Periods”).

The review was prompted by the Company’s receipt of comments issued by the staff of the SEC upon its review of the Company’s annual and quarterly reports. After review of the staff’s comments, discussions with the staff, and investigation and further analysis, the Company determined that it had made an error in the application of generally accepted accounting principles by incorrectly utilizing the applicable federal rates as the discount rates for the valuation of the ROU asset and corresponding lease liability, rather than the Company’s incremental borrowing rates.

The Company evaluated the materiality of these misstatements both qualitatively and quantitatively in accordance with Staff Accounting Bulletin (“SAB”) No. 99, Materiality, and SAB No. 108, Considering the Effects of Prior Year Misstatements in Current Year Financial Statements, and determined the effect of correcting these misstatements was material to the Affected Periods. As a result of the material misstatements, the Company has restated its consolidated financial statements for the Affected Periods in accordance with ASC 250, Accounting Changes and Error Corrections (the “Restated Consolidated Financial Statements”).

A reconciliation from the amounts previously reported for the Affected Periods to the restated amounts in the Restated Consolidated Financial Statements is provided for the impacted financial statement line items below for: (i) the consolidated balance sheets as of December 31, 2021, December 31, 2022, and December 31, 2023; and (ii) the consolidated statement of cash flows for the years ended December 31, 2021 and December 31, 2023, there was no impact on the consolidated statement of cash flows for the year ended December 31, 2022. The amounts labeled “Restatement Adjustments” represent the effects of the Restatement Adjustments.

The following table presents the effects of the Restatement Adjustments on the Company’s consolidated balance sheet as of December 31, 2021, December 31, 2022, and December 31, 2023:

	December 31, 2021
	As Previously	Restatement	As
	Stated	Adjustments	Restated
ASSETS
Lease right of use	$2,037,052	$(472,387)	$1,564,665
Total assets	$10,466,380	$(472,387)	$9,993,993
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Lease liability, current portion	$221,993	$(78,477)	$143,516
Total current liabilities	$1,253,004	$(78,477)	$1,174,527
Lease liability, net of current portion	$1,901,557	$(393,910)	$1,507,647
Total liabilities	$3,155,700	$(472,387)	$2,683,313

	December 31, 2022
	As Previously	Restatement	As
	Stated	Adjustments	Restated
ASSETS
Lease right of use	$1,808,034	$(393,910)	$1,414,124
Total assets	$4,103,715	$(393,910)	$3,709,805
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Lease liability, current portion	$231,604	$(71,419)	$160,185
Total current liabilities	$3,409,424	$(71,419)	$3,338,005
Lease liability, net of current portion	$1,669,954	$(322,491)	$1,347,463
Total liabilities	$5,081,327	$(393,910)	$4,687,417

	December 31, 2023
	As Previously	Restatement	As
	Stated	Adjustments	Restated
ASSETS
Lease right of use	$5,740,929	$(2,381,871)	$3,359,058
Total assets	$20,887,787	$(2,381,871)	$18,505,916
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Lease liability, current portion	$397,554	$(215,980)	$181,574
Total current liabilities	$8,218,875	$(215,980)	$8,002,895
Lease liability, net of current portion	$5,522,090	$(2,165,891)	$3,356,199
Total liabilities	$19,994,962	$(2,381,871)	$17,613,091

The following table presents the effects of the Restatement Adjustments on the Company’s consolidated statement of cash flows as of December 31, 2021, and December 31, 2023:

	December 31, 2021
	As Previously	Restatement	As
	Stated	Adjustments	Restated

Supplemental disclosure of cash flow information:
Noncash activities:
Initial ROU asset and lease liability	$2,096,055	$(516,240)	$1,579,815

	December 31, 2023
	As Previously	Restatement	As
	Stated	Adjustments	Restated

Supplemental disclosure of cash flow information:
Noncash activities:
Initial ROU asset and lease liability	$4,269,881	$(2,124,612)	$2,145,269

There was no impact on the statement of cash flows for the year ended December 31, 2022.

Note 3 - Restatement of Previously Issued Unaudited Interim Consolidated Financial Statements

The following tables present the effects of the Restatement Adjustments described in Note 2 - Restatement of Previously Issued Consolidated Financial Statements on the Company’s unaudited interim consolidated financial statements for the periods ending June 30, 2021, September 30, 2021, March 31, 2022, June 30, 2022, September 30, 2022, March 31, 2023, June 30, 2023, and September 30, 2023. The Restatement Adjustments for the periods ending March 31, 2024 and June 30, 2024 can be found in the Company’s amended Form 10-Q for the period ending June 30, 2024, filed on November 19, 2024.

The following tables present the effects of the Restatement Adjustments on the Company’s unaudited interim consolidated balance sheets as of the dates indicated:

	June 30, 2021
	As Previously	Restatement	As
	Stated	Adjustments	Restated
	(unaudited)	(unaudited)	(unaudited)
ASSETS
Lease right of use	$1,419,925	$(390,878)	$1,029,046
Total assets	$9,931,188	$(390,878)	$9,540,310
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Lease liability, current portion	$96,921	$(48,876)	$48,045
Total current liabilities	$1,717,053	$(48,876)	$1,668,177
Lease liability, net of current portion	$1,355,323	$(342,002)	$1,013,321
Total liabilities	$5,572,845	$(390,878)	$5,181,967

	September 30, 2021
	As Previously	Restatement	As
	Stated	Adjustments	Restated
	(unaudited)	(unaudited)	(unaudited)
ASSETS
Lease right of use	$1,391,228	$(378,496)	$1,012,732
Total assets	$8,145,547	$(378,496)	$7,767,051
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Lease liability, current portion	$107,513	$(48,375)	$59,138
Total current liabilities	$2,139,832	$(48,375)	$2,091,457
Lease liability, net of current portion	$1,327,693	$(330,121)	$997,572
Total liabilities	$5,789,423	$(378,496)	$5,410,927

	March 31, 2022
	As Previously	Restatement	As
	Stated	Adjustments	Restated
	(unaudited)	(unaudited)	(unaudited)
ASSETS
Lease right of use	$1,980,153	$(452,164)	$1,527,989
Total assets	$8,520,233	$(452,164)	$8,068,069
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Lease liability, current portion	$224,361	$(76,809)	$147,552
Total current liabilities	$1,084,242	$(76,809)	$1,007,433
Lease liability, net of current portion	$1,844,784	$(375,355)	$1,469,429
Total liabilities	$2,930,165	$(452,164)	$2,478,001

	June 30, 2022
	As Previously	Restatement	As
	Stated	Adjustments	Restated
	(unaudited)	(unaudited)	(unaudited)
ASSETS
Lease right of use	$1,923,020	$(432,331)	$1,490,690
Total assets	$6,424,873	$(432,331)	$5,992,542
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Lease liability, current portion	$226,749	$(75,078)	$151,671
Total current liabilities	$1,279,885	$(75,078)	$1,204,807
Lease liability, net of current portion	$1,787,423	$(357,252)	$1,430,171
Total liabilities	$3,068,448	$(432,330)	$2,636,118

	September 30, 2022
	As Previously	Restatement	As
	Stated	Adjustments	Restated
	(unaudited)	(unaudited)	(unaudited)
ASSETS
Lease right of use	$1,865,648	$(412,906)	$1,452,743
Total assets	$4,678,275	$(412,906)	$4,265,369
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Lease liability, current portion	$229,169	$(73,282)	$155,887
Total current liabilities	$1,660,994	$(73,282)	$1,587,712
Lease liability, net of current portion	$1,728,918	$(339,624)	$1,389,294
Total liabilities	$3,391,051	$(412,906)	$2,978,145

	March 31, 2023
	As Previously	Restatement	As
	Stated	Adjustments	Restated
	(unaudited)	(unaudited)	(unaudited)
ASSETS
Lease right of use	$1,750,175	$(375,355)	$1,374,819
Total assets	$6,151,156	$(375,355)	$5,775,801
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Lease liability, current portion	$234,050	$(69,489)	$164,561
Total current liabilities	$4,450,007	$(69,489)	$4,380,518
Lease liability, net of current portion	$1,610,734	$(305,866)	$1,304,867
Total liabilities	$6,062,690	$(375,355)	$5,687,335

	June 30, 2023
	As Previously	Restatement	As
	Stated	Adjustments	Restated
	(unaudited)	(unaudited)	(unaudited)
ASSETS
Lease right of use	$4,004,962	$(1,747,625)	$2,257,337
Total assets	$6,638,894	$(1,747,625)	$4,891,269
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Lease liability, current portion	$227,026	$(121,487)	$105,540
Total current liabilities	$4,469,150	$(121,487)	$4,347,663
Lease liability, net of current portion	$3,873,289	$(1,626,138)	$2,247,151
Total liabilities	$8,344,388	$(1,747,625)	$6,596,763

	September 30, 2023
	As Previously	Restatement	As
	Stated	Adjustments	Restated
	(unaudited)	(unaudited)	(unaudited)
ASSETS
Lease right of use	$5,858,042	$(2,436,160)	$3,421,882
Total assets	$19,476,171	$(2,436,160)	$17,040,011
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Lease liability, current portion	$385,836	$(216,527)	$169,309
Total current liabilities	$4,884,144	$(216,527)	$4,667,617
Lease liability, net of current portion	$5,622,279	$(2,219,633)	$3,402,646
Total liabilities	$19,103,372	$(2,436,160)	$16,667,212

The following tables present the effects of the Restatement Adjustments on the Company’s unaudited interim condensed consolidated statements of cash flows for the periods indicated:

For the Six Months Ended June 30, 2021
	As Previously	Restatement	As
	Stated	Adjustments	Restated
	(unaudited)	(unaudited)	(unaudited)
Supplemental disclosure of cash flow information:
Noncash activities:
Initial ROU asset and lease liability	$1,374,956	$(396,534)	$978,422

For the Nine Months Ended September 30, 2021
	As Previously	Restatement	As
	Stated	Adjustments	Restated
	(unaudited)	(unaudited)	(unaudited)
Supplemental disclosure of cash flow information:
Noncash activities:
Initial ROU asset and lease liability	$1,374,956	$(396,534)	$978,422

There was no impact on the statement of cash flows for the following periods (i) three months ended March 31, 2022, (ii) six months ended June 30, 2022, (iii) nine months ended September 30, 2022, and (iv) three months ended March 31, 2023.

For the Six Months Ended June 30, 2023
	As Previously	Restatement	As
	Stated	Adjustments	Restated
	(unaudited)	(unaudited)	(unaudited)
Supplemental disclosure of cash flow information:
Noncash activities:
Initial ROU asset and lease liability	$2,312,892	$(1,390,372)	$922,520

For the Nine Months Ended September 30, 2023
	As Previously	Restatement	As
	Stated	Adjustments	Restated
	(unaudited)	(unaudited)	(unaudited)
Supplemental disclosure of cash flow information:
Noncash activities:
Initial ROU asset and lease liability	$4,269,881	$(2,124,612)	$2,145,269

Note 4 – Liquidity

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

Note 5 – Business Combinations

Wisconsin Fertility Institute

On August 10, 2023, the Company, through Wood Violet Fertility LLC, a Delaware limited liability company (“Buyer”) and wholly owned subsidiary of INVO Centers LLC (“INVO CTR”), a Delaware company wholly-owned by the Company, consummated its acquisition of the Wisconsin Fertility Institute (“WFI”) for a combined purchase price of $10 million, of which $2.5 million was paid on the closing date (net cash paid was $2,150,000 after a $350,000 holdback) plus assumption of the inter-company loan owed by WFRSA (as defined below) in the amount of $528,756. The remaining three installments of $2.5 million each will be paid on the subsequent three anniversaries of closing. The sellers have the option to take all or a portion of the final three installments in shares of the Company’s common stock valued at $125.00, $181.80, and $285.80, for the second, third, and final installments, respectively.

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

The Company purchased the non-medical assets of WFRSA and one hundred percent of FLOW’s membership interests. The Buyer and WFRSA entered into a management services agreement pursuant to which WFRSA outsourced all its non-medical activities to the Buyer.

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

Note 6 – Variable Interest Entities

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

In consideration for the Company’s commitment to contribute up to $800,000 within the 24-month period following the execution of the Bloom Agreement to support the start-up operations of the Georgia JV, the Georgia JV issued 800 of its units to INVO CTR and in consideration for Bloom’s commitment to contribute physician services having an anticipated value of up to $1,200,000 over the course of a 24-month vesting period, the Georgia JV issued 1,200 of its units to Bloom.

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

Note 7 – Agreements and Transactions with VIE’s

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

Note 8 – Inventory

Components of inventory are:

	December 31, 2023	December 31, 2022
Raw materials	$53,479	$68,723
Finished goods	211,028	194,879
Total inventory	$264,507	$263,602

Note 9 – Property and Equipment

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

Note 10 – Intangible Assets & Goodwill

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

As part of the acquisition of Wisconsin Fertility Institute, that closed on August 10, 2023, the Company acquired tradename valued at $253,000, noncompetition agreements valued at $3,961,000 and goodwill of $5,878,986 which includes assembled workforce valued at $34,000. The tradename was deemed to have a useful life of 10 years. The noncompetition agreements were deemed to have a useful life of 5 years. The useful life of the noncompetition agreements was based on the noncompetition clauses in the FLOW Equity Purchase Agreement and WFRSA Asset Purchase Agreement, each of which provides that none of the sellers will engage in any business or services that compete with the respective businesses for 5 years.

Goodwill has an indefinite useful life and is therefore not amortized. The Company reviewed and found no indicators for impairment of the intangible assets related to the acquisition of Wisconsin Fertility Institute as of December 31, 2023.

Note 11 – Leases

The Company has various operating lease agreements in place for its office and joint ventures. Per FASB’s ASU 2016-02, Leases Topic 842 (“ASU 2016-02”), effective January 1, 2019, the Company is required to report a right-of-use asset and corresponding liability to report the present value of the total lease payments, with appropriate interest calculation. Historically, the Company utilized the applicable federal rate as of the commencement of the lease; however the Company has determined that utilization of the applicable federal rate was not its comparable incremental borrowing rate. The Company has since calculated the incremental borrowing rate for each lease by developing a synthetic credit rating for the Company as of the commencement date of each lease, adjusting the synthetic credit rating to reflect the collateralized nature of the incremental borrowing rate, the Company’s borrowing rate under other debt facilities, and the market spread between secured and unsecured borrowings, and based on the adjusted synthetic rating and the various terms of the leases, selected the incremental borrowing rate based on the commencement date, duration of the lease, and a corresponding weight-adjusted corporate yield curve. Lease renewal options included in any lease are considered in the lease term if it is reasonably certain the Company will exercise the option to renew. The Company’s operating lease agreements do not contain any material restrictive covenants.

As of December 31, 2023, the Company’s lease components included in the consolidated balance sheet were as follows:

Lease component	Balance sheet classification	December 31, 2023
		As Previously	Restatement	As
		Stated	Adjustment	Restated
Assets
ROU assets - operating lease	Other assets	$5,740,929	$(2,381,871)	$3,359,058
Total ROU assets		$5,740,929	$(2,381,871)	$3,359,058

Liabilities
Current operating lease liability	Current liabilities	$397,554	$(215,980)	$181,574
Long-term operating lease liability	Other liabilities	5,522,090	(2,165,891)	3,356,199
Total lease liabilities		$5,919,644	$(2,381,871)	$3,537,772

As of December 31, 2022, the Company’s lease components included in the consolidated balance sheet were as follows:

Lease component	Balance sheet classification	December 31, 2022
		As Previously	Restatement	As
		Stated	Adjustment	Restated
Assets
ROU assets - operating lease	Other assets	$1,808,034	$(393,910)	$1,414,124
Total ROU assets		$1,808,034	$(393,910)	$1,414,124

Liabilities
Current operating lease liability	Current liabilities	$231,604	$(71,419)	$160,185
Long-term operating lease liability	Other liabilities	1,669,954	(322,491)	1,347,463
Total lease liabilities		$1,901,557	$(393,910)	$1,507,647

Future minimum lease payments as of December 31, 2023 were as follows:

2024	616,158
2025	622,676
2026	638,469
2027	632,152
2028 and beyond	5,311,766
Total future minimum lease payments	$7,821,221
Less: Interest	(4,283,449)
Total operating lease liabilities	$3,537,772

Future minimum lease payments as of December 31, 2022 were as follows:

2023	264,108
2024	251,671
2025	247,960
2026	253,235
2027 and beyond	1,063,010
Total future minimum lease payments	$2,079,984
Less: Interest	(572,337)
Total operating lease liabilities	$1,507,647

For the years ended December 31, 2023 and 2022, the weighted average remaining lease term for operating leases was 143 months and 107 months, respectively. For the years ended December 31, 2023 and 2022, the weighted average discount rate for operating leases was 13.8% and 7.3%, respectively. The Company paid approximately $0.3 million and $0.1 million in cash for operating lease amounts included in the measurement of lease liabilities for the years ended December 31, 2023 and 2022, respectively. The Company did not have any finance leases as of December 31, 2023 and December 31, 2022.

See Note 2 - Restatement of Previously Issued Consolidated Financial Statements for additional information.

Note 12 – Notes Payable

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

Note 13 – Related Party Transactions

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

Note 14 – Stockholders’ Equity

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

Each share of Series A Preferred stock shall automatically convert into Common Stock upon the closing of a merger (the “Merger”) of INVO Merger Sub Inc., a wholly owned subsidiary of the Company and a Delaware corporation (“Merger Sub”), with and into NAYA Therapeutics, Inc., a Delaware corporation formerly known as NAYA Biosciences, Inc. (“Legacy NAYA”) pursuant to an Agreement and Plan of Merger, as amended, by and among the Company, Merger Sub, and Legacy NAYA (the “Merger Agreement”).

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

On December 29, 2023, the Company entered into securities purchase agreement (the “Preferred Series A SPA”) with Legacy NAYA for the purchase of 1,000,000 shares of the Company’s Series A Preferred Stock at a purchase price of $5.00 per share. The parties agreed that Legacy NAYA’s purchases will be made in tranches in accordance with the following schedule: (1) $500,000 no later than Dec 29, 2023; (2) $500,000 no later than January 19, 2024; (3) $500,000 no later than February 2, 2024; (4) $500,000 no later than February 16, 2024; and (5) an additional amount as may be required prior to closing of the previously announced merger by and among the Company, INVO Merger Sub, Inc. and Legacy NAYA, and to be determined in good faith by the parties to adequately support the Company’s fertility business activities per an agreed forecast, as well as for a period of twelve (12) months post-closing including a catch-up on the Company’s past due accrued payables still outstanding. The Preferred Series A SPA contains customary representations, warranties and covenants of the Company and Legacy NAYA.

On January 4, 2024, the Company and Legacy NAYA closed on 100,000 shares of Series A Preferred Stock in the first tranche of this private offering for gross proceeds of $500,000. On April 15, 2024, the Company and Legacy NAYA closed on additional 61,200 shares of Series A Preferred Stock for additional gross proceeds of $306,000.

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

In the event of any voluntary or involuntary liquidation, dissolution, or winding up, or sale of the Company (other than the previously announced merger with Legacy NAYA), each holder of Series B Preferred shall be entitled to receive its pro rata portion of an aggregate payment equal to (i) $5.00, multiplied by (ii) the total number of shares of Series B Preferred Stock issued under the Series B Certificate of Designation.

Other than those rights provided by law, the holders of Series B Preferred shall not have any voting rights.

On November 19, 2023, the Company entered into a share exchange agreement (the “Share Exchange Agreement”) with Cytovia Therapeutics Holdings, Inc., a Delaware corporation (“Cytovia”) for Cytovia’s acquisition of 1,200,000 shares of the Company’s newly designated Series B Preferred Stock in exchange for 163,637 shares of common stock of Legacy NAYA held by Cytovia (the “Share Exchange”). On November 20, 2023, the Company and Cytovia closed on the exchange of shares. As of December 31, 2023, the Company owns approximately 6.5% of the outstanding shares of Legacy NAYA’s common stock and had no significant control over Legacy NAYA therefore the asset is accounted for using the fair value method.

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

March 2023 Registered Direct Offering

On March 23, 2023, the Company entered into a securities purchase agreement (the “March Purchase Agreement”) with a certain institutional investor, pursuant to which the Company agreed to issue and sell to such investor (i) in a registered direct offering (the “RD Offering”), 69,000 shares of Common Stock, and a pre-funded warrant (the “Pre-Funded Warrant”) to purchase up to 115,000 shares of Common Stock, at an exercise price of $0.20 per share, and (ii) in a concurrent private placement (the “March Warrant Placement”), a common stock purchase warrant (the “March Warrant”), exercisable for an aggregate of up to 276,000 shares of Common Stock, at an exercise price of $12.60 per share. The securities to be issued in the RD Offering (priced at the marked under Nasdaq rules) were offered pursuant to the Company’s shelf registration statement on Form S-3 (File 333-255096), initially filed by the Company with the SEC under the Securities Act, on April 7, 2021 and declared effective on April 16, 2021. All Pre-Funded Warrants were exercised by the investor in June 2023.

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

Note 15 – Equity-Based Compensation

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

Note 16 – Unit Purchase Options and Warrants

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

Warrants related to March 2023 Registered Direct Offering

On March 23, 2023, the Company entered into a securities purchase agreement (the “March Purchase Agreement”) with a certain institutional investor, pursuant to which the Company agreed to issue and sell to such investor (i) in a registered direct offering (the “RD Offering”), 69,000 shares of Common Stock, and a pre-funded warrant (the “Pre-Funded Warrant”) to purchase up to 115,000 shares of Common Stock, at an exercise price of $0.20 per share, and (ii) in a concurrent private placement (the “March Warrant Placement”), a common stock purchase warrant (the “March Warrant”), exercisable for an aggregate of up to 276,000 shares of Common Stock, at an exercise price of $12.60 per share. The securities to be issued in the RD Offering (priced at the marked under Nasdaq rules) were offered pursuant to the Company’s shelf registration statement on Form S-3 (File 333-255096), initially filed by the Company with the SEC under the Securities Act, on April 7, 2021 and declared effective on April 16, 2021. All Pre-Funded Warrants were exercised by the investor in June 2023.

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

On December 26, 2023, the Company held its 2023 annual meeting of stockholders (the “2023 Annual Meeting”) whereby the Company’s stockholders voted on and approved the Exercise Price Reduction.

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

Note 17 – Income Taxes

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

Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax. Significant components of the deferred tax assets and liabilities as of December 31, 2023 and 2022, are as follows:

	December 31
	2023	2022

Deferred tax assets:
Accrued Compensation	$195,584	$243,056
Amortization of Discount Notes Payable	154,349	-
Lease (ASC 842)	720,749	354,840
Charitable Contributions	2,771	2,771
Stock Option Expense	140,699	117,099
Restricted Stock Unit	265,038	62,090
Net Operating Losses	10,255,137	8,395,160
Org Costs	81,255	81,255
-IRC Sec. 174 Expense	204,864	275,519
Investment in HRCFG INVO, LLC	(272,459)	123,217
Equity in earnings - Positib	(24,054)	19,950
Gross deferred tax assets	11,723,933	9,674,957

Deferred tax liabilities:
Fixed Assets	(18,733)	(21,560)
ROU Lease (ASC 842)	(687,858)	(340,532)
Trademark Amortization	(5,858)	(5,858)
Legal Fees	115,394	-
Deferred Revenue	(47)	(47)
Tax Amortization of Org Cost	(24,912)	(7,222)
Gain/Loss on sale of assets	(2,561)	(2,561)
Gross deferred tax liability	(624,575)	(377,780)
Less: valuation allowance	(11,099,358)	(9,299,126)
Net deferred tax liability	$-	$(1,949)

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

Note 18 – Commitments and Contingencies

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

Legacy NAYA Merger Agreement

On October 22, 2023, the Company, INVO Merger Sub Inc., a wholly owned subsidiary of the Company and a Delaware corporation (“Merger Sub”), and NAYA Therapeutics, Inc., a Delaware corporation formerly known as NAYA Biosciences, Inc. (“Legacy NAYA”), entered into an Agreement and Plan of Merger, as amended on October 25, 2023 (the “Merger Agreement”).

Upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub would merge (the “Merger”) with and into Legacy NAYA, with Legacy NAYA continuing as the surviving corporation and a wholly owned subsidiary of the Company.

At the effective time and as a result of the Merger, each share of Class A common stock, par value $0.000001 per share, of Legacy NAYA (the “Legacy NAYA common stock”) outstanding immediately prior to the effective time of the Merger, other than certain excluded shares held by Legacy NAYA as treasury stock or owned by the Company or Merger Sub, would be converted into the right to receive 7.33333 (subject to adjustment as set forth in the Merger Agreement) shares of a newly designated series of common stock, par value $0.0001 per share, of the Company which shall be entitled to ten (10) votes per each share (“Company Class B common stock”) for a total of approximately 18,150,000 shares of the Company (together with cash proceeds from the sale of fractional shares, the “Merger Consideration”).

Immediately following the effective time of the Merger, Dr. Daniel Teper, Legacy NAYA’s current chairman and chief executive officer, will be named chairman and chief executive officer of the Company, and the board of directors will be comprised of at least nine (9) directors, of which (i) one shall be Steven Shum, the Company’s current chief executive officer, and (ii) eight shall be identified by Legacy NAYA, of which seven (7) shall be independent directors.

The completion of the Merger is subject to satisfaction or waiver of certain customary mutual closing conditions, including (1) the adoption of the Merger Agreement by the stockholders of the Company and Legacy NAYA, (2) the absence of any injunction or other order issued by a court of competent jurisdiction or applicable law or legal prohibition prohibiting or making illegal the consummation of the Merger, (3) the completion of due diligence, (4) the completion of a private sale of the Company’s preferred stock at a price per share of $5.00 per share, in a private offering resulting in an amount equal to at least $2,000,000 of gross proceeds to the Company in the aggregate, plus an additional amount as may be required prior to closing of the Merger to be determined in good faith by the parties to adequately support the Company’s fertility business activities per an agreed forecast of the Company, as well as for a period of twelve (12) months post-Closing including a catch-up on the Company’s past due accrued payables still outstanding (the “Interim PIPE”), (5) the aggregate of the liabilities of the Company, excluding certain specified liabilities, shall not exceed $5,000,000, (6) the receipt of waivers from any and all holders of warrants (and any other similar instruments) to securities of the Company, with respect to any fundamental transaction rights such warrant holders may have under any such warrants, (7) the continued listing of the Company common stock on NASDAQ through the effective time of the Merger and the approval for listing on NASDAQ of the shares of the Company common stock to be issued in connection with the Merger, the interim private offering, and a private offering of shares of Company common stock at a target price of $5.00 per share (subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization with respect to the Company common stock) resulting in sufficient cash available for the Company for one year of operations, as estimated by Legacy NAYA, (8) the effectiveness of a registration statement on Form S-4 to be filed by the Company pursuant to which the shares of Company common stock to be issued in connection with the Merger will be registered with the SEC, and the absence of any stop order suspending such effectiveness or proceeding for the purpose of suspending such effectiveness being pending before or threatened by the SEC, and (9) the Company shall have received customary lock-up Agreement from certain Company stockholders. The obligation of each party to consummate the Merger is also conditioned upon (1) the other party having performed in all material respects its obligations under the Merger Agreement and (2) the other party’s representations and warranties in the Merger Agreement being true and correct (subject to certain materiality qualifiers); provided, however, that these conditions, other than with respects to certain representations and warranties, will be deemed waived by the Company upon the closing of the interim private offering.

The Merger Agreement contains termination rights for each of the Company and Legacy NAYA, including, among others: (1) if the consummation of the Merger does not occur on or before December 31, 2023 (the “End Date”) (which has since been extended to April 30, 20204), except that any party whose material breach of the Merger Agreement caused or was the primary contributing factor that resulted in the failure of the Merger to be consummated on or before the End Date, (2) if any governmental authority has enacted any law or order making illegal, permanently enjoining, or otherwise permanently prohibiting the consummation of the Merger, and (3) if the required vote of the stockholders of either the Company or Legacy NAYA has not been obtained. The Merger Agreement contains additional termination rights for Legacy NAYA, including, among others: (1) if the Company materially breaches its non-solicitation obligations or fails to take all action necessary to hold a stockholder meeting to approve the transactions contemplated by the Merger Agreement, (2) if the aggregate of the liabilities of the Company, excluding certain specified liabilities, exceed $5,000,000, (3) if Legacy NAYA determines that the due diligence contingency will not be satisfied by October 26, 2023, (4) if Legacy NAYA determines that the Company has experienced a material adverse effect, or (5) the Company material breaches any representation, warranty, covenant, or agreement such that the conditions to closing would not be satisfied and such breach is incapable of being cured, unless such breach is caused by Legacy NAYA’s failure to perform or comply with any of the covenants, agreements, or conditions hereof to be performed or complied with by it prior to the closing.

If all of Legacy NAYA’s conditions to closing are satisfied or waived and Legacy NAYA fails to consummate the Merger, Legacy NAYA would be required to pay the Company a termination fee of $1,000,000. If all of the Company’s conditions to closing conditions are satisfied or waived and the Company fails to consummate the Merger, the Company would be required to pay Legacy NAYA a termination fee of $1,000,000.

On December 27, 2023, the Company entered into second amendment (“Second Amendment”) to the Merger Agreement. Pursuant to the Second Amendment, the parties agreed to extend the End Date to October 14, 2024. The parties further agreed to modify the closing condition for the Interim PIPE from a private offering of shares of Company common stock at a price that is a premium to the market price of the Company common stock in an estimated amount of $5,000,000 or more of gross proceeds to a private offering of the Company’s preferred stock at a price per share of $5.00 per share in an amount equal to at least $2,000,000 to the Company, plus an additional amount as may be required prior to closing of the Merger to be determined in good faith by the parties to adequately support the Company’s fertility business activities per an agreed forecast, as well as for a period of twelve (12) months post-closing including a catch-up on the Company’s past due accrued payables still outstanding. The parties further agreed to the following schedule (the “Minimum Interim Pipe Schedule”) for the initial $2,000,000: (1) $500,000 no later than December 29, 2023, (2) $500,000 no later than January 19, 2024, (3) $500,000 no later than February 2, 2024, and (4) $500,000 no later than February 16, 2024. The parties also further agreed to modify the covenant of the parties regarding the Interim PIPE to require Legacy NAYA to consummate the Interim PIPE before the closing of the Merger; provided, however, if the Company does not receive the initial gross proceeds pursuant to the Minimum Interim Pipe Schedule, the Company shall be free to secure funding from third parties to make up for short falls on reasonable terms under SEC and Nasdaq regulations.

Since December 31, 2023, the Company entered into a third amendment and fourth amendment to the Merger Agreement, then amended and restated the Merger Agreement, and consummated the Merger pursuant to the amended and restated terms on October 11, 2024. See Note 19 – Subsequent Events.

Note 19 – Subsequent Events

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

In May 2024, the Company issued 7,500 shares of common stock to consultants in consideration of services rendered. These shares were issued pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended. The Company did not receive any cash proceeds from this issuance.

In August 2024, the Company issued 42,000 shares of common stock to consultants in consideration of services rendered. These shares were issued pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended. The Company did not receive any cash proceeds from this issuance.

In October 2024, the Company issued 52,000 shares of common stock to consultants in consideration of services rendered. These shares were issued pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended. The Company did not receive any cash proceeds from this issuance.

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

In October 2024, the Company issued 190,000 shares of common stock with a fair value of $190,000 as a result of a partial conversion of the FirstFire Note. No gain or loss was recorded on conversion, as the issuance of common stock was pursuant to the terms of a prior agreement.

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

Debt Conversion

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

Nasdaq Compliance – Minimum Equity Requirement

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

On June 18, 2024, the Company received a notice from Nasdaq stating that the Panel had granted its request for continued listing on the Exchange until October 14, 2024, subject to the Company demonstrating compliance with Nasdaq’s Listing Rule 5505 (the “Initial Listing Rule”), as it would apply to the proposed Merger with Legacy NAYA. The Initial Listing Rule requires the Company to have a minimum bid price, a minimum of unrestricted publicly held shares, a minimum number of round lot shareholders, a minimum number of market makers, and it requires us to meet its Equity Standard, its Market Value of Listed Securities Standard, or its Net Income Standard.

On November 4, 2024, the Company received a notice from Nasdaq, dated October 30, 2024, informing the Company that it demonstrated compliance with the Equity Rule for continued listing on The Nasdaq Capital Market, as required by the Panel’s decision dated June 18, 2024, as amended. The Company will be subject to a mandatory panel monitor for a period of one year from the date of the notification.

Nasdaq Compliance – Minimum Bid Price

On September 18, 2024, the Company received a letter from the Staff indicating that, based upon the closing bid price of the Company’s common stock for the last 34 consecutive business days, the Company is not currently in compliance with the requirement to maintain a minimum bid price of $1.00 per share for continued listing under Nasdaq Listing Rule 5550(a)(2).

The notice has no immediate effect on the listing of the Company’s common stock, and its common stock will continue to trade on Nasdaq.

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has been provided an initial period of 180 calendar days, or until May 17, 2025, to regain compliance with the minimum bid price requirement. If at any time before May 17, 2025, the closing bid price of the Company’s common stock closes at or above $1.00 per share for a minimum of 10 consecutive business days, Nasdaq will provide written notification that the Company has achieved compliance with the minimum bid price requirement, and the matter would be resolved. If the Company does not regain compliance prior to May 17, 2025, then Nasdaq may grant the Company a second 180 calendar day period to regain compliance, provided the Company (i) meets the continued listing requirement for market value of publicly-held shares and all other initial listing standards for The Nasdaq Capital Market, other than the minimum closing bid price requirement, and (ii) notifies Nasdaq of its intent to cure the deficiency within such second 180 calendar day period, by effecting a reverse stock split, if necessary.

The Company will continue to monitor the closing bid price of its common stock and will consider implementing available options to regain compliance with the minimum bid price requirement under the Nasdaq Listing Rules. If the Company does not regain compliance with the minimum bid price requirement within the allotted compliance periods, the Company will receive a written notification from Nasdaq that its securities are subject to delisting. The Company would then be entitled to appeal that determination to a Nasdaq hearings panel. There can be no assurance that the Company will regain compliance during either compliance period, or maintain compliance with the other Nasdaq listing requirements.

Tampa Lease Assignment

On April 19, 2024, INVO Centers LLC (“INVO Centers”), a wholly owned subsidiary of the Company, completed the assignment to Brown Fertility Associates PA (“Brown Fertility”) of its lease with 4602 North Armenia Ave, LLC (the “Landlord”), for the property located at 4602 North Armenia Avenue, Suite 200, Tampa, LLC (the “Premises”). As a result of the doctor for the proposed Tampa INVO Center becoming unavailable and its current focus on prioritizing the acquisition of US-based profitable fertility clinics, the Company opted to assign the lease for the Premises. Brown Fertility paid INVO Centers $475,000 to secure the space and the Company was fully released by the Landlord under the assignment. The Company used $356,546.66 of the assignment proceeds to complete payment to the Landlord for the buildout of the Premises and for rent accrued before the completion of the assignment. The remaining proceeds will be used for general working capital.

Convertible Note Extension

As of June 28, 2024, the Company secured written consent by the Required Holders for the Q1 2023 Convertible Note maturity date to be extended to December 31, 2024. As an incentive for the Required Holders to approve the extension, the Company agreed (a) to lower both the Q1 2023 Convertible Note fixed conversion price and the Q1 2023 Warrants exercise price to $1.20, (b) to provide the Q1 2023 Convertible Note holders the right to demand early repayment at the closing of the Merger with Legacy NAYA or if the Company raises more than $3 million dollars in a single equity raise, and (c) to increase the number of shares of common stock available under the Q1 2023 Warrants to a total of 124,421. The maturity date extension, the conversion reduction and the early repayment right applies to all outstanding Q1 2023 Convertible Notes, and the exercise price reduction and additional warrant coverage applies to all Q1 2023 Warrants.

Standard Merchant Cash Advance Agreement

On September 25, 2024, the Company entered into a Standard Merchant Cash Advance Agreement (the “Sept 2024 Cash Advance Agreement”) with a buyer (the “Buyer”) under which the Buyer purchased $384,250 of the Company’s future sales for a gross purchase price of $265,000 (the “Transaction”). The Company received net proceeds of $251,750. Until the purchase price has been repaid, the Company agreed to pay the Buyer $9,606 per week. The Company intends to use the proceeds for working capital and general corporate purposes.

The Company received approval from its senior secured lender, Decathlon to consummate the Transaction pursuant to an Amended and Restated First Amendment (the “RSLA Amendment”) to Revenue Loan and Security Agreement, dated September 29, 2023 between the Company and Decathlon (the “Revenue Loan and Security Agreement”). Pursuant to the Amendment, the minimum interest multiples set forth in the Revenue Loan and Security Agreement will automatically increase by 0.15x as of December 1, 2024 if the Company does not receive equity investments in the net amount of $1,000,000 by November 30, 2024.

Decathlon, the Buyer, and the Company also signed a subordination agreement in which the Buyer subordinated its rights under the transaction to those of Decathlon.

Amendments to Legacy NAYA Agreement and Plan of Merger and Securities Purchase Agreement

Effective as of May 1, 2024, the Company entered into a third amendment (“Third Amendment”) to the Merger Agreement. Pursuant to the Third Amendment, the parties agreed to extend the End Date to June 30, 2024. The parties further agreed to modify the definition of an “Interim PIPE” to mean (a) a sale of shares of the Company’s Series A Preferred Stock pursuant to the Series A Preferred SPA, as amended (“Phase 1”), plus (b) a sale of shares of the Company’s preferred stock at a price per share of $5.00 per share in a private offering, to be consummated prior to the closing of the Merger, resulting in an amount as may be required, to be determined in good faith by the parties to the Merger Agreement, to adequately support the Company’s fertility business activities per an agreed forecast of the Company as well as for a period of twelve (12) months following the closing, including a catch-up on the Company’s past due accrued payables still outstanding (“Phase 2”). The parties agreed that Phase I must be consummated pursuant to the terms of the Series A Preferred SPA and that Phase II much be consummated prior to the closing of the Merger. The parties also confirmed that the Company remains free to secure any amount of funding from third parties on any terms the Company deems reasonably acceptable under SEC and Nasdaq regulations without the prior written consent of Legacy NAYA. Under the Third Amendment, the Company may terminate the Merger Agreement if Legacy NAYA breaches or fails to perform any of its covenants and agreements set forth in the Securities Purchase Agreement in any respect.

Effective as of May 1, 2024, the Company entered into an Amendment (the “SPA Amendment”) to the Series A Preferred SPA. Pursuant to the SPA Amendment, the parties agreed to the following closing schedule for Legacy NAYA’s purchases of the remaining 838,800 shares of the Company’s Series A Preferred Stock at a purchase price of $5.00 per share:

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

Legacy NAYA purchased a total of 328,780 shares of the Company’s Series A Preferred stock for gross proceeds of $1,643,900.

Effective as of September 12, 2024, the Company entered into a fourth amendment (“Fourth Amendment”) to the Merger Agreement. Pursuant to the Fourth Amendment, the parties agreed to extend the End Date to October 14, 2024. The parties further agreed that Legacy NAYA would purchase 27,500 shares of the Company’s Series A Preferred Stock for $137,500 pursuant to Series A Preferred SPA and could purchase up to an additional 72,500 shares of Series A Preferred Stock for an aggregate of $362,500 pursuant to the Securities Purchase Agreement prior to or concurrently with the closing of the Merger. Each party waived prior breaches of the Merger Agreement.

Each party also agreed to use its best efforts to consummate the transactions contemplated by the Fourth Amendment, including to negotiate in good faith to amend and restate the Merger Agreement (the “A&R Merger Agreement”) to, among other things, (1) provide that the closing of the Merger shall occur simultaneously or shortly after the execution and delivery of the A&R Merger Agreement, and that the parties shall commit to use its respective best efforts to cause the closing to occur on or about October 1, 2024, but, in any case, no later than October 14, 2024, (2) ensure that the revised structure of the Merger shall be in compliance in all material respects with the applicable current listing and governance rules and regulations of the Nasdaq Stock Market, (3) provide that the aggregate merger consideration to be paid by the Company for all of the outstanding shares of Legacy NAYA’s capital stock shall consist of (a) such number of shares of the Company’s common stock as shall represent a number of shares equal to no more than 19.9% of the outstanding shares of the Company’s common stock as of immediately before the effective time of the Merger (the “Common Stock Payment Shares”) and (b) shares of a newly designated Series C Convertible Preferred Stock of the Company (the “Parent Preferred Stock Payment Shares”), (4) include an acknowledgment by the parties that Legacy NAYA shall transfer 85% of the Common Stock Payment Shares to Five Narrow Lane LP (“FNL”), as a secured lender of Legacy NAYA, (5) provide that the Company shall take all action necessary under applicable law to (i) call, give notice of, and hold a meeting of its stockholders as soon as possible after the closing of the Merger, but in any case, no later than 120 days thereafter (the “Stockholder Meeting Deadline”; provided, that, the Company acknowledges that, if the Parent receives comments from the Securities and Exchange Commission (“SEC”) on the proxy statement filed in connection with such stockholder meeting and the Parent uses its best efforts to revise and refile the proxy statement to address such comments, the date of such stockholder meeting may be after the Stockholder Meeting Deadline), for the purpose of, among other things, seeking stockholder approval (the “Stockholder Approval”) of the issuance of all shares of the Company’s common stock issuable upon conversion (the “Series C Conversion Shares”) of the Preferred Stock Payment Shares in accordance with the terms of the Certificate of Designations of Series C Convertible Preferred Stock (the “Series C Certificate of Designations”), and (ii) to file with the SEC a proxy statement for the purpose of obtaining the Stockholder Approval, no later than 35 days after the closing of the Merger, (6) provide that, upon receipt of the Stockholder Approval, the Preferred Stock Payment Shares shall be automatically converted into the Series C Conversion Shares at the conversion price in effect as set forth in the Series C Certificate of Designations; provided that, following such conversion, the Series C Conversion Shares shall represent approximately 60.1% of the outstanding shares of the Company’s common stock; and (7) provide that, as soon as possible after the closing of the Merger, the Company shall file a resale registration statement with the SEC to register the Common Stock Payment Shares and the Series C Conversion Shares in accordance with the terms of a registration rights agreement to be entered into between the parties.

On October 11, 2024 (the “Effective Time”), the Company, Merger Sub, and Legacy NAYA, entered into an Amended and Restated Agreement and Plan of Merger (the “Merger Agreement”) and consummated and the transactions contemplated thereby. Upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub merged with and into Legacy NAYA, with Legacy NAYA continuing as the surviving corporation and a wholly owned subsidiary of the Company.

At the Effective Time and as a result of the consummation of the Merger:

●	Each share of Class A common stock, par value $0.000001 per share, and Class B common stock, par value $0.000001 per share, of Legacy NAYA (“Legacy NAYA common stock”) outstanding immediately prior to the effective time of the Merger, other than certain excluded shares held by Legacy NAYA as treasury stock or owned by the Company or Merger Sub, automatically converted into the right to receive 118,148 shares of the Company’s common stock and 30,375 shares of the Company’s newly-designated Series C-1 Convertible Preferred Stock (the “Series C-1 Preferred”). The Series C-1 Preferred is not redeemable, has no voting rights, and may not be converted into shares of the Company’s Common Stock unless and until the Company’s stockholders approve the issuance of common stock upon conversion of the Series C-1 Preferred. If the Company’s stockholders approve the issuance of common stock upon conversion of the Series C-1 Preferred, such Series C-1 Preferred will automatically convert into approximately 29,515,315 shares of the Company’s common stock, subject to adjustment if, as a result of such conversion if, after giving effect to the conversion or issuance, any single holder, together with its affiliates, would beneficially own in excess of 19.99% of the Company’s outstanding common stock.

●	Certain outstanding debt obligations of Legacy NAYA, including a portion of an amended and restated senior secured convertible debenture issued to FNL, with a combined principal balance of $8,575,833 converted into the right to receive 669,508 shares of the Company’s common stock and 8,576 shares of the Company’s newly-designated Series C-2 Convertible Preferred Stock (the “Series C-2 Preferred”). The Series C-2 Preferred is only redeemable upon a “Bankruptcy Triggering Event” or a “Change of Control” that occurs 210 days after the closing date of the Merger. The Series C-2 Preferred may not be converted into shares of the Company’s Common Stock unless and until the Company’s stockholders approve the issuance of common stock upon conversion of the Series C-2 Preferred. If the Company’s stockholders approve the issuance of common stock upon conversion of the Series C-2 Preferred, such Series C-2 Preferred will be convertible at the option of the holders into approximately 12,441,607 shares of the Company’s common stock , subject to limitations on beneficial ownership by the holders thereof.

●	The remaining balance of the amended and restated senior secured convertible debenture issued to FNL in the amount of $3,934,146 was exchanged for a 7.0% Senior Secured Convertible Debenture in the principal balance of $3,934,146 due December 11, 2025 (the “Debenture”). A description of the rights, preferences, and privileges of the Debenture are set forth below.

●	Legacy NAYA has been renamed to “NAYA Therapeutics Inc.”

In addition, Legacy NAYA stock options shall be converted into Company options to acquire a number of shares of the Company’s common stock equal to the number of shares of Legacy NAYA common stock subject to such Legacy NAYA options multiplied by 8.9108 (the “Exchange Ratio”) (rounded up to the nearest whole share) at an exercise price per share of such Legacy NAYA stock option divided by the Exchange Ratio, and Legacy NAYA restricted stock units shall be converted into Company restricted stock units representing the right to receive a number of shares of the Company’s common stock equal to the number of shares of Legacy NAYA common stock subject to such Legacy NAYA restricted stock unit multiplied by the Exchange Ratio. However, such options may not be exercised for shares of the Company’s common stock and such restricted stock units may not be settled for shares of the Company’s common stock unless and until the Company’s stockholders approve the issuance of common stock upon exercise of such options and settlement of such restricted stock units.

Pursuant to the Merger Agreement, the Company is required to hold a meeting of its stockholders to, among other things, (i) ratify the Merger Agreement and the transactions contemplated thereby, including the Merger, (ii) approve the increase in the amount of authorized shares under the Company’s Second Amended and Restated 2019 Stock Incentive Plan, (iii) approve the issuance of the Company’s common stock issuable upon conversion of the Series C-1 Preferred and Series C-2 Preferred, and (iv) approve an amendment to the Company’s articles of incorporation to (1) increase the number of shares of the Company’s authorized common stock to 100,000,000 shares, and (2) effectuate a reverse stock split of the Company’s common stock at a ratio ranging from any whole number between 1-for-2 and 1-for-20, as determined by the Company’s board of directors in its discretion. The Company also agreed to take all action necessary to hold the aforementioned stockholder meeting as soon as reasonably practicable.

The Company has agreed to file a registration statement with the SEC to register for resale the shares of the Company’s common stock issued pursuant to the Merger and the shares of common stock issuable upon exercise or conversion of the Series C-1 Preferred, the Series C-2 Preferred, and the Debenture, as applicable, as soon as practicable but in no event later than 30 days after the Closing Date.

7.0% Senior Secured Convertible Debenture

In connection with the Merger, on October 11, 2024, the Company issued the Debenture to FNL in an exchange of an outstanding note of Legacy NAYA held by FNL. The Debenture carries an interest rate of seven percent (7%) per annum, payable on the first business day of each calendar month commencing November 1, 2024. The maturity date of the Debenture is December 11, 2025 (the “Maturity Date”), at which point the outstanding principal amount, together with any accrued and unpaid interest and other fees, shall be due and payable to the holder of the Debenture.

Conversion. At any time after the Company’s stockholders approve the issuance of any Company common stock upon conversion of the Debenture, the holder of the Debenture will be entitled to convert any portion of the outstanding and unpaid principal amount and accrued interest into shares of Company common stock at a conversion price of $0.93055 per share, subject to adjustment as described therein. The Debenture may not be converted and shares of Company common stock may not be issued upon conversion of the Debenture if, after giving effect to the conversion or issuance, the holder together with its affiliates would beneficially own in excess of 4.99% of the outstanding common stock of the Company.

Prepayment. The Company may not prepay the Debenture without the prior written consent of FNL

Monthly Redemption. Commencing March 14, 2025 and on the 14th of each month thereafter until the Maturity Date, the Company shall redeem $437,127.24, plus accrued but unpaid interest and other fees, of the principal amount of the Debenture.

Mandatory Redemption. While any portion of the Debenture is outstanding, if the Company receives gross proceeds of more than $3,000,000 from any equity or debt financings (other than a public offering as described herein), the Company shall, at the option of the holder, apply one-third (1/3) of such gross proceeds to the redemption of the principal amount of the Debenture, except that if such equity or debt financing is a public offering of the Company’s securities pursuant to a registration statement on Form S-1, the Company shall, at the option of the holder, apply one hundred percent (100%) of such gross proceeds, not to exceed $500,000, to the redemption of the principal amount of the Debenture.

The Debenture contains events representations, warranties, covenants, and events of default that are customary for similar transactions. Upon an event of default, the Debenture becomes immediately due and payable, and the Borrower is subject to a default rate of interest of 15% per annum and a default sum as stipulated.

Joinder Agreement

In connection with the Merger, the Company entered in a joinder agreement (the “Joinder Agreement”) with FNL dated as of October 11, 2024 to a certain securities purchase agreement dated as of January 3, 2024 by and between Legacy NAYA and FNL (the “FNL SPA”) pursuant to which the Company agreed to become a party to the FNL SPA.

Assignment and Assumption Agreement

In connection with the Merger, on October 11, 2024, the Company entered in an assignment and assumption agreement (the “Assignment Agreement”), pursuant to which the Company agreed to assume the rights, duties, and liabilities of Legacy NAYA under a certain registration rights agreement dated as of September 12, 2024 by and between Legacy NAYA and FNL, pursuant to which the Company agreed to register FNL’s resale of shares of Company common stock issuable upon conversion of the Debenture and the Series C-2 Preferred as well as certain commitment shares issued to FNL in connection with the transactions.

Second Amendment to Revenue Loan and Security Agreement

On October 11, 2024, the Company entered into a second amendment to Revenue Loan and Security Agreement (the “Second Amendment”) with Decathlon, the Company’s CEO, and certain subsidiaries of the Company (the “Guarantors”), pursuant to which Decathlon consented to the Merger and Legacy NAYA becoming a subsidiary of the Company. Pursuant to the Second Amendment, Legacy NAYA joined the Revenue Loan and Security Agreement as a Guarantor. The Company agreed to pay down its loan by at least $500,000 and increase its monthly payments by up to $30,000 if the Company closes a private offering of its securities. The Company also agreed to retain an investment banker to pursue a financing or a sale if it fails to meet certain liquidity covenants. The Company also agreed to enter into an intercreditor agreement with Decathlon and FNL within 5 business days of the Merger.

Name Change and Application for Symbol Change

On October 15, 2024, the Company changed its corporate name to NAYA Biosciences, Inc., pursuant to an Amendment to Articles of Incorporation filed with the Nevada Secretary of State on October 15, 2024 (the “Name Change”). Pursuant to Nevada law, a stockholder vote was not necessary to effectuate the Name Change.

On October 22, 2024 the Company’s common stock ceased trading under the ticker symbol “INVO” and begin trading under its new ticker symbol, “NAYA”, on the Nasdaq Capital Market.

Series C-1 Preferred

The Company’s Articles of Incorporation, as amended, authorizes the Company to issue 100,000,000 shares of preferred stock, $0.0001 par value per share, issuable from time to time in or more series (“Preferred Stock”). On October 14, 2024, the Company filed with the Nevada Secretary of State a Certificate of Designation of Series C-1 Convertible Preferred Stock (the “Series C-1 Certificate of Designation”) which sets forth the rights, preferences, and privileges of the Series C-1 Preferred. Thirty thousand three hundred seventy five (30,375) shares of Series C-1 Preferred with a stated value of $1,000.00 per share were authorized under the Series C-1 Certificate of Designation.

Each share of Series C-1 Preferred has a stated value of $1,000.00, which is convertible into shares of the Company’s common stock (the “Common Stock”) at a conversion price equal to $1.02913 per share, subject to adjustment. The Series C-1 Preferred may not be converted into shares of the Company’s Common Stock unless and until the Company’s stockholders approve the issuance of common stock upon conversion of the Series C-1 Preferred. Each share of Series C-1 Preferred shall automatically convert into the Company’s common stock if the Company’s stockholders approve the issuance, except that the Company may not effect such conversion if, after giving effect to the conversion or issuance, the holder, together with its affiliates, would beneficially own in excess of 19.99% of the Company’s outstanding common stock.

Commencing on the ninety-first (91st) day after the first issuance of any Series C-1 Preferred, the holders of Series C-1 Preferred shall be entitled to receive dividends on the stated value at the rate of two percent (2%) per annum, payable in shares of the Company’s common stock at the conversion price. Such dividends shall continue to accrue until paid. Such dividends will not be paid in shares of the Company’s common stock unless and until the Company’s stockholders approve the issuance of common stock upon conversion of the Series C-1 Convertible Preferred Stock. The holders of Series C-1 Preferred shall also be entitled to receive a pro-rata portion, on an as-if convertible basis, of any dividends payable on Common Stock.

The Series C-1 Preferred ranks senior to the Company’s common stock and junior to the Series C-2 Preferred. Subject to the rights of the holders of any senior securities, in the event of any voluntary or involuntary liquidation, dissolution, or winding up, or sale of the Company, each holder of Series C-1 Preferred shall be entitled to receive its pro rata portion of an aggregate payment equal to the amount as would be paid on the Company’s common stock issuable upon conversion of the Series C-1 Preferred, determined on an as-converted basis, without regard to any beneficial ownership limitation.

Other than those rights provided by law, the Series C-1 Preferred has no voting rights. The Series C-1 Preferred is not redeemable.

Series C-2 Preferred Stock

On October 14, 2024, the Company filed with the Nevada Secretary of State a Certificate of Designation of Series C-2 Convertible Preferred Stock (the “Series C-2 Certificate of Designation”) which sets forth the rights, preferences, and privileges of the Series C-2 Preferred. Eight thousand five hundred seventy six (8,576) shares of Series C-2 Preferred with a stated value of $1,000.00 per share were authorized under the Series C-2 Certificate of Designation.

Each share of Series C-2 Preferred has a stated value of $1,000.00, which, along with any additional amounts accrued thereon pursuant to the terms of the Series C-2 Certificate of Designation (collectively, the “Conversion Amount”) is convertible into shares of the Company’s common stock (the “Common Stock”) at a conversion price equal to $0.6893 per share, subject to adjustment. The Series C-2 Preferred may not be converted into shares of the Company’s Common Stock unless and until the Company’s stockholders approve the issuance of common stock upon conversion of the Series C-2 Convertible Preferred Stock. Each share of Series C-2 Preferred shall become convertible into the Company’s common stock at the option of the holder of such Series C-2 Preferred shares if the Company’s stockholders approve the issuance of common stock upon conversion of the Series C-2 Preferred, except that the Company may not effect such conversion if, after giving effect to the conversion or issuance, the holder, together with its affiliates, would beneficially own in excess of 9.99% of the Company’s outstanding common stock.

Commencing on the ninety-first (91st) day after the first issuance of any Series C-2 Preferred, the holders of Series C-2 Preferred shall be entitled to receive dividends on the stated value at the rate of ten percent (10%) per annum, payable in shares of the Company’s common stock, with each payment of a dividend payable in shares of the Company’s common stock at a conversion price of eighty-five percent (85%) of the average of the volume weighted average price of the Company’s common stock for the five (5) trading days before the applicable dividend date. Such dividends shall continue to accrue until paid. Such dividends will not be paid in shares of the Company’s common stock unless and until the Company’s stockholders approve the issuance of common stock upon conversion of the Series C-2 Preferred. The holders of Series C-2 Preferred shall also be entitled to receive a pro-rata portion, on an as-if convertible basis, of any dividends payable on Common Stock.

The Series C-2 Preferred ranks senior to the Company’s common stock and to the Series C-1 Preferred. Subject to the rights of the holders of any senior securities, in the event of any voluntary or involuntary liquidation, dissolution, or winding up, or sale of the Company, each holder of Series C-2 Preferred shall be entitled to receive its pro rata portion of an aggregate payment equal to the greater of (a) 125% of the Conversion Amount with respect to such shares, and (b) the amount as would be paid on the Company’s common stock issuable upon conversion of the Series C-2 Preferred, determined on an as-converted basis, without regard to any beneficial ownership limitation.

Other than those rights provided by law, the Series C-2 Preferred has no voting rights. The Series C-2 Preferred is only redeemable upon a “Bankruptcy Triggering Event” or a “Change of Control” that occurs 210 days after the closing date of the Merger.

Debt Conversion

On October 14, 2024, the Company issued 190,000 shares of common stock with a fair value of $190,000 as a result of a partial conversion of the FirstFire Note and accrued interest thereon. No gain or loss was recorded on conversion, as the issuance of common stock was pursuant to the terms of a prior agreement.

Departure of Officer

Effective November 15, 2024, Michael J. Campbell, the Company’s Chief Operating Officer and Vice President of Business Development, retired from the Company, and Mr. Campbell and the Company mutually agreed to terminate his employment agreement.

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

Our management, including the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. These disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2023 due solely to the events that led to the restatements of our audited financial statements for the periods ending June 30, 2021 through June 30, 2024. As a result, management determined a material weakness in our internal control over financial reporting existed due to the accounting treatment of our right-of-use (“ROU”) asset and corresponding lease liability for our operating leases on our balance sheet. Management’s review was insufficient to identify an error in the incremental borrowing rate that led to our restatement of our financial statements, as described in Notes 2 and 3 to the Notes to Financial Statements included in this Form 10-K. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (1992 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation of our internal control over financial reporting, management has concluded that, as of December 31, 2023, our internal control over financial reporting was not effective due to material weaknesses related to (1) a limited segregation of duties due to our lack of formal control documentation, limited resources, and the small number of employees, and (2) a lack of adequate accounting resources to properly account for complex accounting transactions. Management has determined that these control deficiencies constitute material weaknesses, which could result in material misstatements of significant accounts and disclosures that could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

4

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

5

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

6

(b) Exhibits

EXHIBIT INDEX

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

* Filed herewith

** Furnished herewith

Item 16. Form 10-K Summary

Not applicable.

7

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized on November 19, 2024.

NAYA Biosciences, Inc.

Date: November 19, 2024	By:	/s/ Steven Shum
Steven Shum
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on November 19, 2024.

Signature	Title

/s/ Steven Shum	Chief Executive Officer and director
Steven Shum	(Principal Executive Officer)

/s/ Andrea Goren	Chief Financial Officer
Andrea Goren	(Principal Financial and Accounting Officer)

/s/ Matthew Szot
Matthew Szot	Director

/s/ Trent Davis
Trent Davis	Director

/s/ Barbara Ryan
Barbara Ryan	Director

/s/ Rebecca Messina
Rebecca Messina	Director

/s/ Daniel Teper
Daniel Teper	Director

/s/ Lyn Falconio
Lyn Falconio	Director

8