Form 10-Q/A
period 2024-06-30
NAYA Biosciences, Inc.
filed 2024-11-19
CIK 1417926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission File Number: 001-39701

NAYA Biosciences, Inc.

(Exact Name of Registrant as Specified in its Charter)

Nevada	20-4036208
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5582 Broadcast Court
Sarasota, FL	34240
(Address of principal executive offices)	(Zip Code)

(978) 878-9505

(Registrant’s telephone number, including area code)

INVO Bioscience, Inc.

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

As of November 19, 2024, the Registrant had 4,935,728 shares of common stock outstanding.

Explanatory Note

This Amendment No. 1 to Form 10-Q (this “Amendment” or “Amendment No. 1”) amends the Quarterly Report on Form 10-Q for the period ended June 30, 2024 originally filed on August 14, 2024 (the “Original Filing”) by NAYA Biosciences, Inc., a Nevada corporation formerly known as INVO Bioscience, Inc. (“NAYA,” the” Company,” “we,” or “us”). We are filing this Amendment to restate our financial statements as of and for the periods ending March 31, 2024 and June 30, 2024 (collectively, the “Previous Financial Statements”). The Previous Financial Statements are restated to correct the discount rates for the valuation of the right of use asset and corresponding lease liability. Previously the Company had incorrectly used the applicable federal rate rather than the Company’s incremental borrowing rate.

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

This Amendment does not reflect events occurring after the filing of our Original Filing, or modify or update those disclosures, except as disclosed in our financial statement footnote subsequent event disclosures. The following sections of our Original Filing have been amended:

● Part I – Item 1 - Financial Information of our Original Filing has been amended; and

● Part II - Item 4 - Controls and Procedures

This Amendment has been signed as of a current date and all certifications of our Chief Executive Officer and Chief Financial Officer are given as of a current date. Accordingly, this Amendment should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the Original Filing.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Quarterly Report on Form 10-Q contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may be identified by such forward-looking terminology as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” or the negative of these terms or other comparable terminology. Our forward-looking statements are based on a series of expectations, assumptions, estimates, and projections about our company, are not guarantees of future results or performance, and involve substantial risks and uncertainty. We may not actually achieve the plans, intentions, or expectations disclosed in these forward-looking statements. Actual results or events could differ materially from the plans, intentions, and expectations disclosed in these forward-looking statements. Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including the risks and uncertainties inherent in our statements regarding the following:

●	our business strategies;

●	the timing of regulatory submissions;

●	our ability to obtain and maintain regulatory approval of our existing product candidates and any other product candidates we may develop, and the labeling under any approval we may obtain;

●	risks relating to the timing and costs of clinical trials and the timing and costs of other expenses;

●	risks related to market acceptance of products;

●	the ultimate impact of a health epidemic on our business, our clinical trials, our research programs, healthcare systems or the global economy as a whole;

●	intellectual property risks;

●	risks associated with our reliance on third-party organizations;

●	our competitive position;

●	our industry environment;

●	our anticipated financial and operating results, including anticipated sources of revenues;

●	assumptions regarding the size of the available market, benefits of our products, product pricing and timing of product launches;

●	management’s expectation with respect to future acquisitions, including, without limitation, the acquistion of NAYA Therapeutics, Inc. (“Legacy NAYA”);

●	statements regarding our goals, intentions, plans, and expectations, including the introduction of new products and markets; and

●	our cash needs and financing plans.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NAYA BIOSCIENCES, INC. (FORMER NAME: INVO BIOSCIENCE, INC.)

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2024 (Restated)	2023 (Restated)
	(unaudited)	(audited)
ASSETS
Current assets
Cash	$942,934	$232,424
Accounts receivable	257,210	140,550
Inventory	250,066	264,507
Prepaid expenses and other current assets	945,853	622,294
Total current assets	2,396,063	1,259,775
Property and equipment, net	441,365	826,418
Lease right of use	2,337,405	3,359,058
Intangible assets, net	3,684,681	4,093,431
Goodwill	5,878,986	5,878,986
Equity investments	844,198	916,248
Investment in Legacy NAYA	2,172,000	2,172,000
Total assets	$17,754,698	$18,505,916
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$2,378,099	$2,330,381
Accrued compensation	646,838	722,251
Notes payable – current portion, net	580,086	629,920
Notes payable – related parties, net	880,000	880,000
Deferred revenue	416,745	408,769
Lease liability, current portion	200,307	181,574
Additional payments for acquisition, current portion	2,500,000	2,500,000
Other current liabilities	350,000	350,000
Total current liabilities	7,952,075	8,002,895
Notes payable, net of current portion	1,172,902	1,253,997
Lease liability, net of current portion	2,266,205	3,356,199
Additional payments for acquisition, net of current portion	5,000,000	5,000,000
Total liabilities	16,391,182	17,613,091

Stockholders’ equity
Series A Preferred Stock, $5.00 par value; 1,000,000 shares authorized; 301,280 and 0 issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	1,506,404	-
Series B Preferred Stock, $5.00 par value; 1,200,000 shares authorized; 1,200,000 and 1,200,000 issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	6,000,000	6,000,000
Common Stock, $.0001 par value; 50,000,000 shares authorized; 3,864,072 and 2,492,531 issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	386	249
Additional paid-in capital	55,767,189	52,710,721
Accumulated deficit	(61,910,463)	(57,818,145)
Total stockholders’ equity	1,363,516	892,825
Total liabilities and stockholders’ equity	$17,754,698	$18,505,916

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

NAYA BIOSCIENCES, INC. (FORMER NAME: INVO BIOSCIENCE, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended
	June 30,
	2024	2023 (Restated)
Cash flows from operating activities:
Net loss	$(3,841,683)	$(4,791,390)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation issued for services	1,173,460	244,176
Stock compensation issued to directors and employees	153	51,565
Fair value of stock options issued to employees	140,336	652,750
Non-cash compensation for services	90,000	90,000
Amortization of discount on notes payable	349,010	301,098
Loss (gain) from equity method investment	(17,950)	23,947
Loss from debt extinguishment	40,491	-
Loss from disposal of assets	511,663	-
Gain on lease termination	(94,551)	-
Depreciation and amortization	457,298	38,792
Changes in assets and liabilities:
Accounts receivable	(116,660)	2,241
Inventory	14,441	(16,416)
Prepaid expenses and other current assets	(469,479)	(184,513)
Accounts payable and accrued expenses	35,435	432,654
Accrued compensation	(75,413)	256,158
Deferred revenue	7,976	41,311
Leasehold liability	10,080	1,829
Accrued interest	69,179	62,938
Net cash used in operating activities	(1,716,214)	(2,792,860)
Cash from investing activities:
Payments to acquire property, plant, and equipment	(104,829)	(261,505)
Proceeds from sale of fixed assets	75,590	-
Investment in joint ventures	-	(8,447)
Net cash used in investing activities	(29,239)	(269,952)
Cash from financing activities:
Proceeds from the sale of notes payable	442,500	714,000
Proceeds from the sale of common stock, net of offering costs	165,131	2,728,938
Proceeds from sale of preferred stock	1,506,404	-
Proceeds from warrant exercise	900,611	-
Proceeds from option exercise	-	2,375
Principal payments on note payable	(558,683)	(360,151)
Net cash provided by financing activities	2,455,963	3,085,162

Increase (decrease) in cash and cash equivalents	710,510	22,350
Cash and cash equivalents at beginning of period	232,424	90,135
Cash and cash equivalents at end of period	$942,934	$112,485
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$108,513	$5,720
Noncash activities:
Common stock issued upon conversion notes payable and accrued interest	$197,033	$-
Fair value of warrants issued with debt	188,755	327,390
Deemed dividend	250,635	-
Fair value of shares issued upon the conversion of debt	-	197,033
Initial ROU asset and lease liability	-	922,520

The accompanying notes are an integral part of these consolidated financial statements.

NAYA BIOSCIENCES, INC. (FORMER NAME: INVO BIOSCIENCE, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

(UNAUDITED)

Note 1 – Summary of Significant Accounting Policies

Description of Business

NAYA Biosciences, Inc. a Nevada corporation formerly known as INVO Bioscience, Inc. (“NAYA” or the “Company”) is a healthcare services company dedicated to expanding access to fertility care around the world. The Company’s commercial strategy is primarily focused on operating fertility-focused clinics, which include the opening of “INVO Centers” dedicated primarily to offering the intravaginal culture (“IVC”) procedure enabled by its INVOcell® medical device (“INVOcell”) and the acquisition of US-based, profitable in vitro fertilization (“IVF”) clinics. The Company has two operational INVO Centers in the United States and completed its first IVF clinic acquisition in August 2023. The Company also continues to engage in the sale and distribution of its INVOcell technology solution into existing independently owned and operated fertility clinics.

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

Note 2 - Restatement of Previously Issued Unaudited Interim Consolidated Financial Statements

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

A reconciliation from the amounts previously reported for the Affected Periods to the restated amounts in the Restated Consolidated Financial Statements is provided for the impacted financial statement line items below for the consolidated balance sheets as of March 31, 2024 and June 30, 2024. The amounts labeled “Restatement Adjustments” represent the effects of the Restatement Adjustments.

The Restatement Adjustments for the periods ending June 30, 2021, September 30, 2021, December 31, 2021, March 31, 2022, June 30, 2022, September 30, 2022, December 31, 2022, March 31, 2023, June 30, 2023, September 30, 2023, and December 31, 2023 can be found in the Company’s amended Form 10-K for the year ending December 31, 2023, filed on November 19, 2024.

	March 31, 2024
	As Previously	Restatement	As
	Stated	Adjustments	Restated
	(unaudited)	(unaudited)	(unaudited)
ASSETS
Lease right of use	$3,369,229	$(977,115)	$2,392,114
Total assets	$18,317,765	$(977,115)	$17,340,650
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Lease liability, current portion	$352,575	$(157,269)	$195,306
Total current liabilities	$8,956,073	$(157,269)	$8,798,804
Lease liability, net of current portion	$3,138,004	$(819,846)	$2,318,158
Total liabilities	$18,307,610	$(977,115)	$17,330,495

	June 30, 2024
	As Previously	Restatement	As
	Stated	Adjustments	Restated
	(unaudited)	(unaudited)	(unaudited)
ASSETS
Lease right of use	$2,614,466	$(277,061)	$2,337,405
Total assets	$18,031,759	$(277,061)	$17,754,698
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Lease liability, current portion	$237,030	$(36,723)	$200,307
Total current liabilities	$7,988,798	$(36,723)	$7,952,075
Lease liability, net of current portion	$2,506,543	$(240,338)	$2,266,205
Total liabilities	$16,668,243	$(277,061)	$16,391,182

Note 3 – Liquidity

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

Note 4 – Business Combinations

Wisconsin Fertility Institute

On August 10, 2023, the Company, through Wood Violet Fertility LLC, a Delaware limited liability company (“Wood Violet”) and wholly owned subsidiary of INVO Centers LLC (“INVO CTR”), a Delaware company wholly-owned by the Company, consummated its acquisition of the Wisconsin Fertility Institute (“WFI”) for a combined purchase price of $10,000,000, of which $2,500,000 was paid on the closing date (net cash paid was $2,150,000 after a $350,000 holdback) plus assumption of the inter-company loan owed by WFRSA (as defined below) in the amount of $528,756. The remaining three installments of $2,500,000 each will be within ninety (90) days of the subsequent three anniversaries of closing. The sellers have the option to take all or a portion of the final three installments in shares of the Company’s common stock at a per share value of $125.00, $181.80, and $285.80, for the second, third, and final installments, respectively.

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

Note 5 – Variable Interest Entities

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

The Monterrey Clinic opened to patients on November 1, 2021.

The Company determined the Mexico JV is a VIE, and that there is no primary beneficiary. As a result, the Company uses the equity method to account for its interest in the Mexico JV. During the fourth quarter of 2023, our Mexico JV partner informed the Company that the primary physician onsite had resigned. The Company elected to impair the investment at year end 2023 in this JV due to the uncertainty and possibility that the Mexico JV may offer reduced services or suspend operations. The total impairment for 2023 was approximately $0.09 million. As of June 30, 2024, the Company’s investment in the Mexico JV was $0.

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

Note 6 – Agreements and Transactions with VIE’s

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

Note 7 – Inventory

Components of inventory are as follows:

	June 30, 2024	December 31, 2023
Raw materials	$53,480	$53,479
Finished goods	196,586	211,028
Total inventory	$250,066	$264,507

Note 8 – Property and Equipment

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

Note 9 – Intangible Assets & Goodwill

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

Note 10 – Leases

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

As of June 30, 2024, the Company’s lease components included in the consolidated balance sheet were as follows:

Lease component	Balance sheet classification	June 30, 2024
		As Previously Stated	Restatement Adjustment	As Restated

Assets
ROU assets – operating lease	Other assets	$2,614,466	$(277,061)	$2,337,405
Total ROU assets		$2,614,466	$(277,061)	$2,337,405

Liabilities
Current operating lease liability	Current liabilities	$237,030	$(36,723)	$200,307
Long-term operating lease liability	Other liabilities	2,506,543	(240,338)	2,266,205
Total lease liabilities		$2,743,573	$(277,061)	$2,466,512

Future minimum lease payments as of June 30, 2024 were as follows:

2024	235,757
2025	477,947
2026	490,122
2027	480,096
2028 and beyond	2,329,321
Total future minimum lease payments	$4,013,243
Less: Interest	(1,546,731)
Total operating lease liabilities	$2,466,512

For the six months ended June 30, 2024, the weighted average remaining lease term for operating leases was 139 months. For the six months ended June 30, 2024, the weighted average discount rate for operating leases was 13.8%. The Company paid approximately $0.2 million in cash for operating lease amounts included in the measurement of lease liabilities for the six months ended June 30, 2024. The Company did not have any finance leases as of June 30, 2024.

For the six months ended June 30, 2024, the Company recognized a gain on lease termination of $94,551 related to the termination of the lease associated with the Tampa Project.

See Note 2 – Restatement of Previously Issued Unaudited Interim Consolidated Financial Statements for additional information.

Note 11 – Notes Payable

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

As of June 28, 2024, the Company secured written consent by the note holders for the Q1 23 Convertible Notes for the maturity date to be extended to December 31, 2024. As an incentive for the note holders to approve the extension, the Company agreed (a) to lower both the Q1 23 Convertible Notes fixed conversion price and the related warrant exercise price to $1.20, (b) to provide the Q1 23 Convertible Notes holders the right to demand early repayment at the closing of the proposed merger with Legacy NAYA or if the Company raises more than $3 million dollars in a single equity raise, and (c) to increase the number of shares of common stock available under the related warrants to a total of 124,421. The maturity date extension, the conversion reduction, and the early repayment right applies to all Q1 23 Convertible Notes, and the exercise price reduction and additional warrant coverage applies to all related warrants. As the terms for the note were deemed to be substantially different, the Company recognized a $40,491 loss from debt extinguishment related to the change in term and immediately recognized $78,443 of debt discount.

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

Note 12 – Related Party Transactions

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

Note 13 – Stockholders’ Equity

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

Each share of Series A Preferred stock shall automatically convert into common stock upon the closing of a merger (the “Merger”) of INVO Merger Sub Inc., a wholly owned subsidiary of the Company (“Merger Sub”), with and into Legacy NAYA pursuant to an Agreement and Plan of Merger, as amended, by and among the Company, Merger Sub, and Legacy NAYA (the “Merger Agreement”).

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

On December 29, 2023, the Company entered into securities purchase agreement (the “Preferred Series A SPA”) with Legacy NAYA for the purchase of 1,000,000 shares of the Company’s Series A Preferred Stock at a purchase price of $5.00 per share. The parties agreed that Legacy NAYA’s purchases would be made in tranches in accordance with the following schedule: (1) $500,000 no later than December 29, 2023; (2) $500,000 no later than January 19, 2024; (3) $500,000 no later than February 2, 2024; (4) $500,000 no later than February 16, 2024; and (5) an additional amount as may be required prior to closing of the Merger, and to be determined in good faith by the parties to adequately support the Company’s fertility business activities per an agreed forecast, as well as for a period of twelve (12) months post-closing including a catch-up on the Company’s past due accrued payables still outstanding. The Preferred Series A SPA contains customary representations, warranties, and covenants of the Company and Legacy NAYA.

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

During the second quarter of 2024, the Company and Legacy NAYA closed on additional 201,280 shares of Series A Preferred Stock for additional gross proceeds of $1,006,400.

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

On November 19, 2023, the Company entered into a share exchange agreement (the “Share Exchange Agreement”) with Cytovia Therapeutics Holdings, Inc., a Delaware corporation (“Cytovia”) for Cytovia’s acquisition of 1,200,000 shares of the Company’s newly designated Series B Preferred Stock in exchange for 163,637 shares of common stock of Legacy NAYA held by Cytovia (the “Share Exchange”). On November 20, 2023, the Company and Cytovia closed on the exchange of shares. As of June 30, 2024, the Company owns approximately 6.5% of the outstanding shares of Legacy NAYA’s common stock and had no significant control over Legacy NAYA therefore the asset is accounted for using the fair value method.

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

On January 31, 2024, the Company issued 100,000 shares of Series A Preferred Stock to Legacy NAYA for proceeds of $500,000. On April 15, 2024, the Company issued 61,200 shares of Series A Preferred Stock to Legacy NAYA for proceeds of $306,000. On June 30, 2024, the Company issued an additional 140,080 shares of Series A Preferred Stock to Legacy NAYA for proceeds of $700,404.

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

Note 14 – Equity-Based Compensation

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

Note 15 – Unit Purchase Options and Warrants

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

Note 16 – Income Taxes

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

Note 17 – Commitments and Contingencies

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

Since June 30, 2024, the Company entered into a third amendment and fourth amendment to the Merger Agreement, then amended and restated the Merger Agreement, and consummated the Merger pursuant to the amended and restated terms on October 11, 2024. See Note 18 – Subsequent Events.

Note 18 – Subsequent Events

Consulting Shares

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

Nasdaq Compliance – Minimum Equity Requirement

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

The notice has no immediate effect on the listing of the Company’s common stock, and its common stock will continue to trade on Nasdaq

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

Legacy NAYA Merger Agreement

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

Our management, including the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. These disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2024 due solely to the events that led to the restatements of our audited financial statements for the periods ending June 30, 2021 through June 30, 2024. As a result, management determined a material weakness in our internal control over financial reporting existed due to the accounting treatment of our right-of-use (“ROU”) asset and corresponding lease liability for our operating leases on our balance sheet. Management’s review was insufficient to identify an error in the incremental borrowing rate that led to our restatement of our financial statements, as described in Note 2 to the Notes to Financial Statements included in this Form 10-Q. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

NAYA Biosciences, Inc.

Date: November 19, 2024	By:	/s/ Steven Shum
Steven Shum, Chief Executive Officer
(Principal Executive Officer)

Date: November 19, 2024	By:	/s/ Andrea Goren
Andrea Goren, Chief Financial Officer
(Principal Financial and Accounting Officer)

