Form 10-Q
period 2024-09-30
NAYA Biosciences, Inc.
filed 2024-11-19
CIK 1417926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

NAYA BIOSCIENCES, INC. (FORMER NAME: INVO BIOSCIENCE, INC.) FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Quarterly Report on Form 10-Q contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may be identified by such forward-looking terminology as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” or the negative of these terms or other comparable terminology. Our forward-looking statements are based on a series of expectations, assumptions, estimates, and projections about our company, are not guarantees of future results or performance, and involve substantial risks and uncertainty. We may not actually achieve the plans, intentions, or expectations disclosed in these forward-looking statements. Actual results or events could differ materially from the plans, intentions, and expectations disclosed in these forward-looking statements. Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including the risks and uncertainties inherent in our statements regarding the following:

●	our business strategies;

●	the timing of regulatory submissions;

●	our ability to obtain and maintain regulatory approval of our existing product candidates and any other product candidates we may develop, and the labeling under any approval we may obtain;

●	risks relating to the timing and costs of clinical trials and the timing and costs of other expenses;

●	risks related to market acceptance of products;

●	the ultimate impact of a health epidemic on our business, our clinical trials, our research programs, healthcare systems or the global economy as a whole;

●	intellectual property risks;

●	risks associated with our reliance on third-party organizations;

●	our competitive position;

●	our industry environment;

●	our anticipated financial and operating results, including anticipated sources of revenues;

●	assumptions regarding the size of the available market, benefits of our products, product pricing and timing of product launches;

●	management’s expectation with respect to future acquisitions and the successful integration of NAYA Therapeutics, Inc. (“Legacy NAYA”);

●	statements regarding our goals, intentions, plans, and expectations, including the introduction of new products and markets; and

●	our cash needs and financing plans.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NAYA BIOSCIENCES, INC. (FORMER NAME: INVO BIOSCIENCE, INC.)

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30,	December 31,
	2024	2023
		(audited)
ASSETS
Current assets
Cash	$471,591	$232,424
Accounts receivable	257,051	140,550
Inventory	241,539	264,507
Prepaid expenses and other current assets	987,300	622,294
Total current assets	1,957,481	1,259,775
Property and equipment, net	415,245	826,418
Lease right of use	2,343,645	3,359,058
Intangible assets, net	3,480,306	4,093,431
Goodwill	5,878,986	5,878,986
Equity investments	771,826	916,248
Investment in Legacy NAYA	2,172,000	2,172,000
Total assets	$17,019,489	$18,505,916
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued liabilities	$2,655,106	$2,330,381
Accrued compensation	640,038	722,251
Notes payable – current portion, net	837,183	629,920
Notes payable – related parties, net	880,000	880,000
Deferred revenue	562,402	408,769
Lease liability, current portion	230,729	181,574
Additional payments for acquisition, current portion	2,500,000	2,500,000
Other current liabilities	350,000	350,000
Total current liabilities	8,655,458	8,002,895
Notes payable, net of current portion	1,134,418	1,253,997
Lease liability, net of current portion	2,252,929	3,356,199
Additional payments for acquisition, net of current portion	5,000,000	5,000,000
Total liabilities	17,042,805	17,613,091

Stockholders’ equity (deficit)
Series A Preferred Stock, $5.00 par value; 1,000,000 shares authorized; 328,780 and 0 issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	1,643,904	-
Series B Preferred Stock, $5.00 par value; 1,200,000 shares authorized; 1,200,000 and 1,200,000 issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	6,000,000	6,000,000
Common Stock, $.0001 par value; 50,000,000 shares authorized; 3,906,072 and 2,492,531 issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	391	249
Additional paid-in capital	55,873,514	52,710,721
Accumulated deficit	(63,541,125)	(57,818,145)
Total stockholders’ equity (deficit)	(23,316)	892,825
Total liabilities and stockholders’ equity (deficit)	$17,019,489	$18,505,916

The accompanying notes are an integral part of these consolidated financial statements.

NAYA BIOSCIENCES, INC. (FORMER NAME: INVO BIOSCIENCE, INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2024	2023	2024	2023

Revenue:
Clinic revenue	$1,418,011	$947,891	$4,763,131	$1,499,636
Product revenue	15,140	27,003	82,903	139,185
Total revenue	1,433,151	974,894	4,846,034	1,638,821
Operating expenses
Cost of revenue	988,465	580,968	2,700,347	1,047,687
Selling, general and administrative expenses	1,514,593	1,257,044	5,602,703	5,630,487
Research and development expenses	-	2,668	4,880	160,038
Depreciation and amortization	230,495	20,504	687,793	59,296
Total operating expenses	2,733,553	1,861,184	8,995,723	6,897,508
Loss from operations	(1,300,402)	(886,290)	(4,149,689)	(5,258,687)
Other income (expense):
Gain (loss) from equity method joint ventures	(27,372)	(8,163)	(9,422)	(32,110)
Gain (loss) on disposal of fixed assets	-	-	(511,663)	-
Gain on lease termination	-	-	94,551	-
Loss on debt extinguishment	-	-	(40,491)	-
Interest expense	(273,629)	(352,085)	(824,536)	(743,866)
Foreign currency exchange loss	-	(16)	-	(416)
Total other income (expense)	(301,001)	(360,264)	(1,291,561)	(776,392)
Net loss before income taxes	(1,601,403)	(1,246,554)	(5,441,250)	(6,035,079)
Income taxes	29,259	1,886	31,095	4,751
Net loss	$(1,630,662)	$(1,248,440)	$(5,472,345)	$(6,039,830)

Net loss per common share:
Basic	$(0.42)	$(0.70)	$(1.64)	$(5.76)
Diluted	$(0.42)	$(0.70)	$(1.64)	$(5.76)
Weighted average number of common shares outstanding:
Basic	3,885,985	1,776,898	3,345,892	1,048,115
Diluted	3,885,985	1,776,898	3,345,892	1,048,115

The accompanying notes are an integral part of these consolidated financial statements.

NAYA BIOSCIENCES, INC. (FORMER NAME: INVO BIOSCIENCE, INC.)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

	Common Stock		Series A Preferred Stock		Series B Preferred Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balances, December 31, 2022	608,611	$61	-	$-	-	$-	$48,805,860	$(49,783,533)	$(977,612)
Common stock issued to directors and employees	3,490	-	-	-	-	-	46,503	-	46,503
Common stock issued for services	13,000	1	-	-	-	-	149,899	-	149,900
Proceeds from the sale of common stock, net of fees and expenses	69,000	7	-	-	-	-	2,708,635	-	2,708,642
Common stock issued with notes payable	4,167	-	-	-	-	-	56,313	-	56,313
Options exercised for cash	297	-	-	-	-	-	2,376	-	2,376
Stock options issued to directors and employees as compensation	-	-	-	-	-	-	325,834	-	325,834
Warrants issued with notes payable	-	-	-	-	-	-	327,389	-	327,389
Net Loss	-	-	-	-	-	-	-	(2,550,879)	(2,550,879)
Balances, March 31, 2023	698,565	$69	-	$-	-	$-	$52,422,809	$(52,334,412)	$88,466
Common stock issued to directors and employees	504	-	-	-	-	-	5,062	-	5,062
Common stock issued for services	12,817	2	-	-	-	-	94,274	-	94,276
Proceeds from the sale of common stock, net of fees and expenses	115,000	12	-	-	-	-	20,285	-	20,297
Stock options issued to directors and employees	-	-	-	-	-	-	326,916	-	326,916
Net Loss	-	-	-	-	-	-	-	(2,240,511)	(2,240,511)
Balances, June 30, 2023	826,886	$83	-	$-	-	$-	$52,869,346	$(54,574,923)	$(1,705,494)
Common stock issued to directors and employees	-	-	-	-	-	-	2,670	-	2,670
Common stock issued for services	-	-	-	-	-	-	11,249	-	11,249
Proceeds from the sale of common stock, net of fees and expenses	1,587,500	158	-	-	-	-	2,995,903	-	2,996,061
Stock issued for liability settlement	16,250	2	-	-	-	-	65,196	-	65,198
Warrant exercise	43,985	4	-	-	-	-	(4)	-	-
Rounding for reverse split	135	-	-	-	-	-	-	-	-
Stock options issued to directors and employees	-	-	-	-	-	-	251,555	-	251,555
Net Loss	-	-	-	-	-	-	-	(1,248,440)	(1,248,440)
Balances, September 30, 2023	2,474,756	247	-	-	-	-	56,195,915	(55,823,363)	372,799

Balances, December 31, 2023	2,492,531	$249	-	$-	1,200,000	$6,000,000	$52,710,721	$(57,818,145)	$892,825
Common stock issued to directors and/or employees	-	-	-	-	-	-	92	-	92
Common stock issued for services	125,500	13	-	-	-	-	142,437	-	142,450
Preferred stock issued	-	-	100,000	500,000	-	-	-	-	500,000
Stock options issued to directors and employees as compensation	-	-	-	-	-	-	71,301	-	71,301
Net loss	-	-	-	-	-	-	-	(1,596,513)	(1,596,513)
Balances, March 31 2024	2,618,031	$262	100,000	$500,000	1,200,000	$6,000,000	$52,924,551	$(59,414,658)	$10,155
Common stock issued to directors and/or employees	-	-	-	-	-	-	61	-	61
Common stock issued for services	69,155	6	-	-	-	-	59,992	-	59,998
Preferred stock issued	-	-	201,280	1,006,404	-	-	-	-	1,006,404
Proceeds from the sale of common stock, net of fees and expenses	260,000	26	-	-	-	-	165,105	-	165,131
Warrants issued with notes payable	-	-	-	-	-	-	188,755	-	188,755
Convertible note modification/extinguishment	-	-	-	-	-	-	40,491	-	40,491
Warrants issued for services							971,012		971,012
Debt conversion	109,886	11	-	-	-	-	197,022	-	197,033
Warrant exercise	807,000	81	-	-	-	-	900,530	-	900,611
Stock options issued to directors and employees as compensation	-	-	-	-	-	-	69,035	-	69,035
Deemed dividend	-	-	-	-	-	-	250,635	(250,635)	-
Net loss	-	-	-	-	-	-	-	(2,245,170)	(2,245,170)
Balances, June 30, 2024	3,864,072	$386	301,280	$1,506,404	1,200,000	$6,000,000	$55,767,189	$(61,910,463)	$1,363,516
Common stock issued for services	42,000	5	-	-	-	-	37,290	-	37,295
Preferred stock issued	-	-	27,500	137,500	-	-	-	-	137,500
Stock options issued to directors and employees as compensation	-	-	-	-	-	-	69,035	-	69,035
Net loss	-	-	-	-	-	-		(1,630,662)	(1,630,662)
Balances, September 30, 2024	3,906,072	$391	328,780	$1,643,904	1,200,000	$6,000,00	$55,873,514	$(63,541,125)	$(23,316)

The accompanying notes are an integral part of these consolidated financial statements.

NAYA BIOSCIENCES, INC. (FORMER NAME: INVO BIOSCIENCE, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended
	September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(5,472,345)	$(6,039,830)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation issued for services	1,210,755	255,424
Stock compensation issued to directors and employees	153	54,235
Fair value of stock options issued to employees	209,371	904,305
Non-cash compensation for services	135,000	135,000
Amortization of discount on notes payable	535,659	612,259
Loss (gain) from equity method investment	9,422	32,110
Loss from debt extinguishment	40,491	-
Loss from disposal of assets	511,663	-
Gain on lease termination	(94,551)	-
Depreciation and amortization	687,793	59,296
Changes in assets and liabilities:
Accounts receivable	(116,501)	(39,632)
Inventory	22,968	9,382
Prepaid expenses and other current assets	(510,926)	(175,026)
Accounts payable and accrued expenses	285,994	477,002
Accrued compensation	(82,213)	(355,664)
Deferred revenue	153,633	110,045
Leasehold liability	20,986	56,549
Accrued interest	95,627	90,942
Other current liabilities	-	(226,568)
Net cash used in operating activities	(2,357,021)	(4,040,171)
Cash from investing activities:
Payments to acquire property, plant, and equipment	(104,829)	(369,722)
Proceeds from sale of fixed assets	75,590	-
Investment in joint ventures	-	(8,447)
Payment for acquisitions	-	(2,150,000)
Net cash used in investing activities	(29,239)	(2,528,169)
Cash from financing activities:
Proceeds from the sale of notes payable	694,250	3,060,250
Proceeds from the sale of notes payable – related parties	-	100,000
Proceeds from the sale of common stock, net of offering costs	165,131	5,725,000
Proceeds from sale of preferred stock	1,643,904	-
Proceeds from warrant exercise	900,611	-
Proceeds from option exercise	-	2,375
Principal payments on note payable	(778,469)	(1,353,876)
Net cash provided by financing activities	2,625,427	7,533,749

Increase (decrease) in cash and cash equivalents	239,167	965,409
Cash and cash equivalents at beginning of period	232,424	90,135
Cash and cash equivalents at end of period	$471,591	$1,055,544
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$169,042	$9,640
Noncash activities:
Common stock issued upon conversion notes payable and accrued interest	$197,033	$-
Fair value of warrants issued with debt	188,755	383,704
Deemed dividend	250,635	-
Fair value of shares issued for settlement of liability	-	65,198
Initial ROU asset and lease liability	-	2,145,269

The accompanying notes are an integral part of these consolidated financial statements.

NAYA BIOSCIENCES, INC. (FORMER NAME: INVO BIOSCIENCE, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

(UNAUDITED)

Note 1 – Summary of Significant Accounting Policies

Description of Business

NAYA Biosciences, Inc., a Nevada corporation formerly known as INVO Bioscience, Inc. (“NAYA” or the “Company”) is a life science portfolio company dedicated to bringing breakthrough treatments to patients in oncology, autoimmune diseases, and fertility. The Company’s hub and spoke model harnesses the shared resources of a parent company and agility of lean strategic franchises, enabling efficient acquisition, development, and partnering of assets as well as optimized return on investment by combining the upside of innovative clinical-stage therapeutics with scalable, profitable commercial revenues.

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

The Company considers events or transactions that have occurred after the consolidated balance sheet date of September 30, 2024, but prior to the filing of the consolidated financial statements with the SEC in this Quarterly Report on Form 10-Q, to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure, as applicable. Subsequent events have been evaluated through the date of the filing of this Quarterly Report on Form 10-Q.

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

Long- Lived Assets

Long-lived assets and certain identifiable assets related to those assets are periodically reviewed for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable. If the non-discounted future cash flows of the asset are less than their carrying amount, their carrying amounts are reduced to fair value and an impairment loss recognized. There was no impairment recorded during the nine months ended September 30, 2024, and 2023.

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

Concentration of Credit Risk

Cash includes amounts deposited in financial institutions in excess of insurable Federal Deposit Insurance Corporation (“FDIC”) limits. As of September 30, 2024, the Company had cash balances in excess of FDIC limits.

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

Loss Per Share

Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding. Diluted earnings per share are computed similarly to basic earnings per share except that the denominator is increased to include potentially dilutive securities. The Company’s diluted loss per share is the same as the basic loss per share for the three months ended September 30, 2024, and 2023, as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss (numerator)	$(1,630,662)	(1,248,440)	(5,472,345)	(6,039,830)
Basic and diluted weighted-average number of common shares outstanding (denominator)	3,885,985	1,776,898	3,345,892	1,048,115
Basic and diluted net loss per common share	(0.42)	(0.70)	(1.64)	(5.76)

The Company has excluded the following dilutive securities from the calculation of fully diluted shares outstanding because the result would have been anti-dilutive:

	As of September 30,
	2024	2023
Options	97,992	112,628
Convertible notes and interest	537,294	40,768
Preferred stock	1,528,780	-
Warrants and unit purchase options	4,131,081	3,493,269
Total	6,295,147	3,646,665

Recently Adopted Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements, and does not believe the future adoption of any such pronouncements will have a material impact on its financial condition or the results of its operations.

Note 2 – Liquidity

Historically, the Company has funded its cash and liquidity needs primarily through revenue collection and debt and equity financings. For the nine months ended September 30, 2024, and 2023, the Company incurred a net loss of approximately $5.5 million and $6.0 million, respectively, and has an accumulated deficit of approximately $63.5 million as of September 30, 2024. Approximately $3.2 million of the net loss was related to non-cash expenses for the nine months ended September 30, 2024, compared to $2.1 million for the nine months ended September 30, 2023.

The Company has been dependent on raising capital from debt and equity financings to meet its needs for cash used in operating and investing activities. During the first nine months of 2024, the Company received $1.6 million from the sale of preferred stock, $0.9 million from the exercise of warrants, $0.7 million in net proceeds from the sale of notes, and $0.2 million in net proceeds from the sale of common stock. Over the next 12 months, the Company’s plan includes growing the Wisconsin Fertility Institute and pursuing additional IVF clinic acquisitions. Until the Company can generate positive cash from operations, it will need to raise additional funding to meet its liquidity needs and to execute its business strategy. As in the past, the Company will seek debt and/or equity funding, which may not be available on reasonable terms, if at all.

Although the Company’s audited consolidated financial statements for the year ended December 31, 2023 were prepared under the assumption that it would continue operations as a going concern, the report of the Company’s independent registered public accounting firm that accompanies the Company’s financial statements for the year ended December 31, 2023 contains a going concern qualification in which such firm expressed substantial doubt about the Company’s ability to continue as a going concern, based on the financial statements at that time. Specifically, as noted above, the Company has incurred significant operating losses, and the Company expects to continue to incur significant expenses and operating losses, as it continues to ramp up the commercialization of INVOcell, develop new INVO Centers, pursue potential acquisitions of additional established IVF centers, and advance the recently acquired oncology-related assets of Legacy NAYA. These prior losses and expected future losses have had, and will continue to have, an adverse effect on the Company’s financial condition. If the Company cannot continue as a going concern, its stockholders would likely lose most or all of their investment in the Company.

Note 3 – Business Combinations

Wisconsin Fertility Institute

On August 10, 2023, the Company, through Wood Violet Fertility LLC, a Delaware limited liability company (“Wood Violet”) and wholly owned subsidiary of INVO Centers LLC (“INVO CTR”), a Delaware company wholly-owned by the Company, consummated its acquisition of the Wisconsin Fertility Institute (“WFI”) for a combined purchase price of $10,000,000, of which $2,500,000 was paid on the closing date (net cash paid was $2,150,000 after a $350,000 holdback) plus assumption of the inter-company loan owed by WFRSA (as defined below) in the amount of $528,756. The remaining three installments of $2,500,000 each will be within ninety (90) days of the subsequent three anniversaries of closing. The sellers have the option to take all or a portion of the final three installments in shares of the Company’s common stock at a per share value of $125.00, $181.80, and $285.80, for the second, third, and final installments, respectively. As of the date of this filing, the Company has not made the second installment payment for WFI. The Company and the sellers are still negotiating the amount of the post-closing purchase price adjustments, which impacts the amount of the second installment payment.

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

The Company’s consolidated financial statements for the nine months ended September 30, 2024 include WFI’s results of operations. The Company’s condensed consolidated financial statements reflect the final purchase accounting adjustments in accordance with ASC 805 “Business Combinations”, whereby the purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values on the acquisition date.

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

The Bloom Agreement provides Bloom with a “profits interest” in the Georgia JV and, in connection with such profits interest, states that profits and losses be allocated to its members based on a hypothetical liquidation of the Georgia JV. In such a scenario, liquidation proceeds would be distributed in the following order: (a) to INVO CTR until the difference between its capital contributions and distributions equals $0; (b) to Bloom until its distributions equal 150% of the liquidation amounts distributed to INVO CTR (a “catch-up” to rebalance the distributions between members); and (c) thereafter on a pro rata basis. The Georgia JV had no assets or liabilities at the time the units were issued, and, as of September 30, 2024, INVO CTR had made capital contributions greater than the net loss of the Georgia JV. As such, the entire net loss was allocated to INVO CTR, and no loss was allocated to the noncontrolling interest of Bloom.

The Atlanta Clinic opened to patients on September 7, 2021.

The Company determined the Georgia JV is a VIE, and that the Company is its primary beneficiary because the Company has an obligation to absorb losses that are potentially significant and the Company controls the majority of the activities that impact the Georgia JV’s economic performance, specifically control of the INVOcell and lab services quality management. As a result, the Company consolidated the Georgia JV’s results with its own. As of September 30, 2024, the Company invested $0.9 million in the Georgia JV in the form of capital contributions as well as $0.5 million in the form of a note. For the nine months ended September 30, 2024 and 2023, the Georgia JV recorded net losses of $0.1 million and $0.1 million respectively. Noncontrolling interest in the Georgia JV was $0.

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

The Company determined the Alabama JV is a VIE, and that there is no primary beneficiary. As a result, the Company uses the equity method to account for its interest in the Alabama JV. As of September 30, 2024, the Company invested $1.3 million in the Alabama JV in the form of a note. For the nine months ended September 30, 2024, the Alabama JV recorded net loss of $19 thousand, of which the Company recognized a loss from equity method investments of $9 thousand. For the nine months ended September 30, 2023, the Alabama JV recorded a net income of $32 thousand, of which the Company recognized a gain from equity method investments of $16 thousand.

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

The Monterrey Clinic opened to patients on November 1, 2021.

The Company determined the Mexico JV is a VIE, and that there is no primary beneficiary. As a result, the Company uses the equity method to account for its interest in the Mexico JV. During the fourth quarter of 2023, our Mexico JV partner informed the Company that the primary physician onsite had resigned. The Company elected to impair the investment at year end 2023 in this JV due to the uncertainty and possibility that the Mexico JV may offer reduced services or suspend operations. The total impairment for 2023 was approximately $0.09 million. As of September 30, 2024, the Company’s investment in the Mexico JV was $0. The Mexico JV has since ceased operations.

The following table summarizes our investments in unconsolidated VIEs:

			Carrying Value as of
	Location	Percentage Ownership	September 30, 2024	December 31, 2023
HRCFG INVO, LLC	Alabama, United States	50%	$771,826	916,248
Positib Fertility, S.A. de C.V.	Mexico	33%	-	-
Total investment in unconsolidated VIEs			$771,826	916,248

Earnings from investments in unconsolidated VIEs were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
HRCFG INVO, LLC	$(27,372)	$14,993	$(9,422)	$15,798
Positib Fertility, S.A. de C.V.	-	(23,156)	-	(47,908)
Total earnings (loss) from unconsolidated VIEs	(27,372)	(8,163)	(9,422)	(32,110)

The following tables summarize the combined unaudited financial information of our unconsolidated VIEs:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Statements of operations:
Operating revenue	$268,082	$404,990	$933,704	$1,212,385
Operating expenses	(322,826)	(444,478)	(952,549)	(1,324,528)
Net profit (loss)	(54,744)	(39,488)	(18,845)	(112,143)

	September 30, 2024	December 31, 2023
Balance sheets:
Current assets	$221,833	288,369
Long-term assets	967,799	1,026,873
Current liabilities	(523,248)	(510,091)
Long-term liabilities	(123,060)	(123,060)
Net assets	$543,324	682,091

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

The following table summarizes the Company’s transactions with VIEs:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Bloom INVO, LLC
INVOcell revenue	$4,500	$9,000	$19,500	$19,500
Unconsolidated VIEs
INVOcell revenue	$-	$(3,975)	$7,500	$5,775

The Company had balances with VIEs as follows:

	September 30, 2024	December 31, 2023
Bloom INVO, LLC
Accounts receivable	$33,000	31,500
Notes payable	493,634	482,656
Unconsolidated VIEs
Accounts receivable	$22,500	15,000

Note 6 – Inventory

Components of inventory are as follows:

	September 30, 2024	December 31, 2023
Raw materials	$53,537	$53,479
Finished goods	188,002	211,028
Total inventory	$241,539	$264,507

Note 7 – Property and Equipment

The estimated useful lives and accumulated depreciation for equipment are as follows as of September 30, 2024, and December 31, 2023:

Estimated Useful Life
Manufacturing equipment	6 to 10 years
Medical equipment	7 to 10 years
Office equipment	3 to 7 years

	September 30, 2024	December 31, 2023
Manufacturing equipment	$132,513	$132,513
Medical equipment	404,272	303,943
Office equipment	89,904	85,404
Leasehold improvements	96,817	538,151
Less: accumulated depreciation	(308,261)	(233,593)
Total equipment, net	$415,245	$826,418

During the three months ended September 30, 2024, and 2023, the Company recorded depreciation expense of $26,120 and $20,504, respectively.

During the nine months ended September 30, 2024, and 2023, the Company recorded depreciation expense of $74,668 and $59,296, respectively.

For the nine months ended September 30, 2024, the Company recognized a loss on disposal of fixed assets of $511,663 related to the termination of the Tampa Project.

Note 8 – Intangible Assets and Goodwill

Components of intangible assets are as follows:

	September 30, 2024	December 31, 2023
Tradename	$253,000	$253,000
Noncompetition agreement	3,961,000	3,961,000
Goodwill	5,878,986	5,878,986
Less: accumulated amortization	(733,694)	(120,569)
Total intangible assets	$9,359,292	$9,972,417

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

During the three months ended September 30, 2024, and 2023, the Company recorded amortization expenses related to intangible assets of $204,375 and $0, respectively.

During the nine months ended September 30, 2024, and 2023, the Company recorded amortization expenses related to intangible assets of $613,125 and $0, respectively.

Goodwill has an indefinite useful life and is therefore not amortized. The Company reviewed and found no indicators for impairment of the intangible assets related to the acquisition of WFI as of September 30, 2024.

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

As of September 30, 2024, the Company’s lease components included in the consolidated balance sheet were as follows:

Lease component	Balance sheet classification	September 30, 2024
Assets
ROU assets – operating lease	Other assets	$2,343,645
Total ROU assets		$2,343,645

Liabilities
Current operating lease liability	Current liabilities	$230,729
Long-term operating lease liability	Other liabilities	2,252,929
Total lease liabilities		$2,483,658

Future minimum lease payments as of September 30, 2024 were as follows:

2024	124,848
2025	505,957
2026	518,972
2027	489,807
2028 and beyond	2,329,321
Total future minimum lease payments	$3,968,905
Less: Interest	(1,485,247)
Total operating lease liabilities	$2,483,658

For the nine months ended September 30, 2024, the weighted average remaining lease term for operating leases was 97 months. For the nine months ended September 30, 2024, the weighted average discount rate for operating leases was 12.1%. The Company paid approximately $0.3 million in cash for operating lease amounts included in the measurement of lease liabilities for the nine months ended September 30, 2024. The Company did not have any finance leases as of September 30, 2024.

For the nine months ended September 30, 2024, the Company recognized a gain on lease termination of $94,551 related to the termination of the lease associated with the Tampa Project.

Note 10 – Notes Payable

Notes payables consisted of the following:

	September 30, 2024	December 31, 2023
Note payable. 35% - 100 % cumulative interest. Matures on June 29, 2028	$1,305,286	$1,451,245
Related party demand notes with a 10% financing fee. 10% annual interest from issuance. As of September 30, 2024, all these notes are callable.	880,000	880,000
Convertible notes. 10% annual interest. Conversion price of $1.20	235,000	410,000
Convertible note. 12% annual interest. Conversion price of $1.00	275,000	-
Cash advance agreement	384,267	287,604
Less debt discount and financing costs	(227,952)	(264,932)
Total, net of discount	$2,851,601	$2,763,917

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

In consideration for subscribing to the JAG Note for $100,000 dated December 29, 2022, and for agreeing to extend the date on which the other JAG Notes are callable to March 31, 2023, the Company issued JAG a warrant to purchase 17,500 shares of common stock. The warrant may be exercised for a period of five (5) years from issuance at a price of $10.00 per share. The financing fees for said JAG Note and the fair value of the warrant issued were capped at the total proceeds. The relative fair value of the warrant was recorded as a debt discount and, as of September 30, 2024, the Company had fully amortized the discount. On July 10, 2023, JAG agreed to extend the date on which the JAG Notes are callable to September 30, 2023.

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

The financing fees for all demand notes were recorded as a debt discount and, as of September 30, 2024, the Company had fully amortized the discount.

For the nine months ended September 30, 2024, the Company incurred $60,889 in interest related to these demand notes.

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

The cumulative fair value of the warrants at issuance was $132,183. This was recognized as a debt discount and will to be amortized on a straight-line basis over the life of the respective notes. As of September 30, 2024, the debt discount was fully amortized.

Interest on these notes accrues at a rate of ten percent (10%) per annum and is payable at the holder’s option either in cash or in shares of common stock at the conversion price set forth in the notes on December 31, 2023, unless converted earlier. For the nine months ended September 30, 2024, the Company incurred $23,771 in interest related to these convertible notes.

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

The cumulative fair value of the warrants at issuance was $291,207. This was recognized as a debt discount and will be amortized on a straight-line basis over the life of the respective notes. As of September 30, 2024, the Company had fully amortized the discount.

Pursuant to the February Debentures, interest on the February Debentures accrued at a rate of eight percent (8%) per annum payable at maturity, one year from the date of the February Debentures. For the nine months ended September 30, 2024, the Company incurred $0 in interest on the February Debentures.

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

On August 31, 2023, the Company refinanced the Initial Advance through the purchase by Cedar of $746,750 of the Company’s receivables for a gross purchase price of $515,000 (the “Refinanced Advance”). The Company received net cash proceeds of $134,018 after applying $390,892 towards the repayment of the Initial Advance. The new Cash Advance Agreement provides that if the Company repays the Refinanced Advance within 30 days then the amount payable to Cedar shall be reduced to $643,750, and if the Refinanced Advance is repaid on days 31 to 60 then the amount payable to Cedar shall be reduced to $674,650. Until the purchase price is repaid, the Company agreed to pay Cedar $16,594 per week. On September 29, 2023, the Company repaid $0.3 million of the Cash Advance Agreement with proceeds from the RLSA Loan (as defined below). As a result of such payment, the weekly payment was reduced to $9,277. As of September 30, 2024, the Cash Advance Agreement was fully repaid.

The financing fees were recorded as a debt discount. For the nine months ending September 30, 2024, the Company amortized $250,721 of the debt discount and, as of September 30, 2024, was fully amortized.

On September 25, 2024, the Company entered into a second Standard Merchant Cash Advance Agreement (the “Sept 24 Cash Advance Agreement”) with Cedar under which Cedar purchased $384,250 of the Company’s receivables for a gross purchase price of $265,000. The Company received net proceeds of $251,750. Until the purchase price is repaid, the Company agreed to pay Cedar $9,606 per week.

The financing fees were recorded as a debt discount. For the nine months ending September 30, 2024, the Company amortized $2,366 of the debt discount and, as of September 30, 2024, the Company had a remaining debt discount balance of $130,134.

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

The financing fees for the RSLA Loan were recorded as a debt discount. For the nine months ending September 30, 2024, the Company amortized $2,368 of the debt discount and as of September 30, 2024 had a remaining debt discount balance of $11,843. For the nine months ended September 30, 2024, the Company incurred $169,042 in interest related to the RSLA Loan.

Future Receipts Agreement

On February 26, 2024, the Company finalized an Agreement for the Purchase and Sale of Future Receipts (the “Future Receipts Agreement”) with a buyer (the “Buyer”) under which the Buyer purchased $344,925 of our future sales for a gross purchase price of $236,250. The Company received net proceeds of $225,000. Until the purchase price has been repaid, the Company agreed to pay the Buyer $13,797 per week. As of September 30, 2024, the Future Receipts Agreement was fully repaid.

The financing fees were recorded as a debt discount. For the nine months ending September 30, 2024, the Company amortized $119,925 of the debt discount and, as of September 30, 2024, was fully amortized.

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

The financing fees for the FirstFire Note were recorded as a debt discount. For the nine months ending September 30, 2024, the Company amortized $81,837 of the debt discount and, as of September 30, 2024, had a remaining debt discount balance of $85,975. For the nine months ended September 30, 2024, the Company incurred $33,000 in interest related to the FirstFire Note.

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

For the nine months ended September 30, 2024, the Company incurred $60,889 in interest related to these demand notes and as of September 30, 2024 the total outstanding balance, including principal and accrued interest, was $1,024,341.

As of September 30, 2024, the Company owed accounts payable to related parties totaling $268,337, primarily related to unpaid employee expense reimbursements and unpaid board fees, and accrued compensation of $640,038, primarily related to deferred wages and accrued paid time off.

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

Each share of Series A Preferred stock was to automatically convert into common stock upon the closing of a merger (the “Merger”) of INVO Merger Sub Inc., a wholly owned subsidiary of the Company (“Merger Sub”), with and into Legacy NAYA pursuant to an Agreement and Plan of Merger, as amended, by and among the Company, Merger Sub, and Legacy NAYA (the “Merger Agreement”).

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

During the third quarter of 2024, the Company and Legacy NAYA closed on additional 27,500 shares of Series A Preferred Stock for additional gross proceeds of $137,500.

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

On November 19, 2023, the Company entered into a share exchange agreement (the “Share Exchange Agreement”) with Cytovia Therapeutics Holdings, Inc., a Delaware corporation (“Cytovia”) for Cytovia’s acquisition of 1,200,000 shares of the Company’s newly designated Series B Preferred Stock in exchange for 163,637 shares of common stock of Legacy NAYA held by Cytovia (the “Share Exchange”). On November 20, 2023, the Company and Cytovia closed on the exchange of shares. As of September 30, 2024, the Company owns approximately 6.5% of the outstanding shares of Legacy NAYA’s common stock and had no significant control over Legacy NAYA therefore the asset is accounted for using the fair value method.

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

Nine Months Ended September 30, 2024

During the first nine months of 2024, the Company issued 236,655 shares of common stock to consultants in consideration of services rendered with a fair value of $239,743. These shares were issued pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended. The Company did not receive any cash proceeds from this issuance.

On January 31, 2024, the Company issued 100,000 shares of Series A Preferred Stock to Legacy NAYA for proceeds of $500,000. On April 15, 2024, the Company issued 61,200 shares of Series A Preferred Stock to Legacy NAYA for proceeds of $306,000. On June 30, 2024, the Company issued an additional 140,080 shares of Series A Preferred Stock to Legacy NAYA for proceeds of $700,404. On September 16, 2024, the Company issued an additional 27,500 shares of Series A Preferred Stock to Legacy NAYA for proceeds of $137,500.

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

Options granted under the 2019 Plan generally have a life of 3 to 10 years and exercise prices equal to or greater than the fair market value of the common stock as determined by the Company’s board of directors. Vesting for employees typically occurs over a three-year period. For the nine months ended September 30, 2024, the Company incurred $209,371 in expense related to the vesting of options.

The following table sets forth the activity of the options to purchase common stock under the 2019 Plan.

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding as of December 31, 2023	106,753	$41.90	$-
Granted	-	-	-
Exercised	-	-	-
Canceled	(8,761)	31.58	-
Balance as of September 30, 2024	97,992	$35.20	$-
Exercisable as of September 30, 2024	91,821	$50.61	$-

The fair value of each option granted is estimated as of the grant date using the Black-Scholes option pricing model with the following assumptions:

Nine months ended September 30,
	2024	2023
Risk-free interest rate range	-%	3.6-3.69%
Expected life of option-years	-	5-5.63
Expected stock price volatility	-%	106.6-114.9%
Expected dividend yield	-%	-%

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

	Total Intrinsic Value of Options Exercised	Total Fair Value of Options Vested
Year ended December 31, 2023	$-	$1,049,109
Nine months ended September 30, 2024	$-	$209,371

For the nine months ended September 30, 2024, there were no options granted. The Company estimates the fair value of options at the grant date using the Black-Scholes model. For all stock options granted through September 30, 2024, the weighted average remaining service period is 1 year.

Restricted Stock and Restricted Stock Units

In the nine months ended September 30, 2024, the Company did not grant any restricted stock units or shares of restricted stock to employees, directors, or consultants under the 2019 Plan. Restricted stock issued to employees, directors, and consultants generally vest either at grant or vest over a period of one year from the date of grant.

The following table summarizes the Company’s restricted stock awards activity under the 2019 Plan during the nine months ended September 30, 2024:

	Number of Unvested Shares	Weighted Average Grant Date Fair Value	Aggregate Value of Shares

Balance as of December 31, 2023	25	$18.42	$5,525
Granted	-	-	-
Vested	(25)	18.42	5,525
Forfeitures	-	-	-
Balance as of September 30, 2024	-	$-	$-

Note 14 – Unit Purchase Options and Warrants

The following table sets forth the activity of unit purchase options:

	Number of Unit Purchase Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding as of December 31, 2023	$4,649	$64.00	$-
Granted	-	-	-
Exercised	-	-	-
Canceled	-	-	-
Balance as of September 30, 2024	$4,649	$64.00	$-

The following table sets forth the activity of warrants:

	Number of Warrants	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding as of December 31, 2023	3,488,620	$3.95	$-
Granted	1,444,812	1.80	-
Exercised	(807,000)	1.20	-
Canceled	-	-	-
Balance as of September 30, 2024	4,126,432	$1.79	$-

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

Income tax expense was $29,259 and $31,095 for the three and nine months ended September 30, 2024, compared to $1,886 and $4,751 for three and nine months ended September 30, 2023. The annual forecasted effective income tax rate for 2024 is 0%, with a year-to-date effective income tax rate for the nine months ended September 30, 2024, of 0%.

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

At the effective time and as a result of the Merger, each share of Class A common stock, par value $0.000001 per share, of Legacy NAYA (the “Legacy NAYA common stock”) outstanding immediately prior to the effective time of the Merger, other than certain excluded shares held by Legacy NAYA as treasury stock or owned by the Company or Merger Sub, would be converted into the right to receive 7.33333 (subject to adjustment as set forth in the Merger Agreement) shares of a newly designated series of common stock, par value $0.0001 per share, of the Company which would be entitled to ten (10) votes per each share (“Company Class B common stock”) for a total of approximately 18,150,000 shares of the Company (together with cash proceeds from the sale of fractional shares, the “Merger Consideration”).

Immediately following the effective time of the Merger, Dr. Daniel Teper, Legacy NAYA’s current chairman and chief executive officer, would be named chairman and chief executive officer of the Company, and the board of directors would be comprised of at least nine (9) directors, of which (i) one shall be Steven Shum, the Company’s current chief executive officer, and (ii) eight would be identified by Legacy NAYA, of which seven (7) would be independent directors.

The completion of the Merger was subject to satisfaction or waiver of certain customary mutual closing conditions, including (1) the adoption of the Merger Agreement by the stockholders of the Company and Legacy NAYA, (2) the absence of any injunction or other order issued by a court of competent jurisdiction or applicable law or legal prohibition prohibiting or making illegal the consummation of the Merger, (3) the completion of due diligence, (4) the completion of a private sale of the Company’s preferred stock at a price per share of $5.00 per share, in a private offering resulting in an amount equal to at least $2,000,000 of gross proceeds to the Company in the aggregate, plus an additional amount as may be required prior to closing of the Merger to be determined in good faith by the parties to adequately support the Company’s fertility business activities per an agreed forecast of the Company, as well as for a period of twelve (12) months post-Closing including a catch-up on the Company’s past due accrued payables still outstanding (the “Interim PIPE”), (5) the aggregate of the liabilities of the Company, excluding certain specified liabilities, shall not exceed $5,000,000, (6) the receipt of waivers from any and all holders of warrants (and any other similar instruments) to securities of the Company, with respect to any fundamental transaction rights such warrant holders may have under any such warrants, (7) the continued listing of the Company common stock on NASDAQ through the effective time of the Merger and the approval for listing on NASDAQ of the shares of the Company common stock to be issued in connection with the Merger, the interim private offering, and a private offering of shares of Company common stock at a target price of $5.00 per share (subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization with respect to the Company common stock) resulting in sufficient cash available for the Company for one year of operations, as estimated by Legacy NAYA, (8) the effectiveness of a registration statement on Form S-4 to be filed by the Company pursuant to which the shares of Company common stock to be issued in connection with the Merger will be registered with the SEC, and the absence of any stop order suspending such effectiveness or proceeding for the purpose of suspending such effectiveness being pending before or threatened by the SEC, and (9) the Company would have received customary lock-up Agreement from certain Company stockholders. The obligation of each party to consummate the Merger was also conditioned upon (1) the other party having performed in all material respects its obligations under the Merger Agreement and (2) the other party’s representations and warranties in the Merger Agreement being true and correct (subject to certain materiality qualifiers); provided, however, that these conditions, other than with respects to certain representations and warranties, would be deemed waived by the Company upon the closing of the interim private offering.

The Merger Agreement contained termination rights for each of the Company and Legacy NAYA, including, among others: (1) if the consummation of the Merger did not occur on or before December 31, 2023 (the “End Date”) (which ahd since been extended to April 30, 2024), except that any party whose material breach of the Merger Agreement caused or was the primary contributing factor that resulted in the failure of the Merger to be consummated on or before the End Date, (2) if any governmental authority has enacted any law or order making illegal, permanently enjoining, or otherwise permanently prohibiting the consummation of the Merger, and (3) if the required vote of the stockholders of either the Company or Legacy NAYA had not been obtained. The Merger Agreement contained additional termination rights for Legacy NAYA, including, among others: (1) if the Company materially breached its non-solicitation obligations or failed to take all action necessary to hold a stockholder meeting to approve the transactions contemplated by the Merger Agreement, (2) if the aggregate of the liabilities of the Company, excluding certain specified liabilities, exceeded $5,000,000, (3) if Legacy NAYA determined that the due diligence contingency would not be satisfied by October 26, 2023, (4) if Legacy NAYA determined that the Company has experienced a material adverse effect, or (5) the Company material breached any representation, warranty, covenant, or agreement such that the conditions to closing would not be satisfied and such breach was incapable of being cured, unless such breach was caused by Legacy NAYA’s failure to perform or comply with any of the covenants, agreements, or conditions hereof to be performed or complied with by it prior to the closing.

If all of Legacy NAYA’s conditions to closing were satisfied or waived and Legacy NAYA failed to consummate the Merger, Legacy NAYA would be required to pay the Company a termination fee of $1,000,000. If all of the Company’s conditions to closing conditions are satisfied or waived and the Company failed to consummate the Merger, the Company would be required to pay Legacy NAYA a termination fee of $1,000,000.

On December 27, 2023, the Company entered into second amendment (“Second Amendment”) to the Merger Agreement. Pursuant to the Second Amendment, the parties agreed to extend the End Date to October 14, 2024. The parties further agreed to modify the closing condition for the Interim PIPE from a private offering of shares of Company common stock at a price that was a premium to the market price of the Company common stock in an estimated amount of $5,000,000 or more of gross proceeds to a private offering of the Company’s preferred stock at a price per share of $5.00 per share in an amount equal to at least $2,000,000 to the Company, plus an additional amount as may have been required prior to closing of the Merger to be determined in good faith by the parties to adequately support the Company’s fertility business activities per an agreed forecast, as well as for a period of twelve (12) months post-closing including a catch-up on the Company’s past due accrued payables still outstanding. The parties further agreed to the following schedule (the “Minimum Interim Pipe Schedule”) for the initial $2,000,000: (1) $500,000 no later than December 29, 2023, (2) $500,000 no later than January 19, 2024, (3) $500,000 no later than February 2, 2024, and (4) $500,000 no later than February 16, 2024. The parties also further agreed to modify the covenant of the parties regarding the Interim PIPE to require Legacy NAYA to consummate the Interim PIPE before the closing of the Merger; provided, however, if the Company did not receive the initial gross proceeds pursuant to the Minimum Interim Pipe Schedule, the Company would be to secure funding from third parties to make up for short falls on reasonable terms under SEC and Nasdaq regulations.

After September 30, 2024, the Company consummated the Merger pursuant to an amended and restated merger agreement on October 11, 2024. See Note 17 – Subsequent Events.

Note 17 – Subsequent Events

Legacy NAYA Merger

On October 11, 2024 (the “Effective Time”), the Company, Merger Sub, and Legacy NAYA entered into an Amended and Restated Agreement and Plan of Merger (the “A&R Merger Agreement”) and consummated and the transactions contemplated thereby. Upon the terms and subject to the conditions set forth in the A&R Merger Agreement, Merger Sub merged with and into Legacy NAYA, with Legacy NAYA continuing as the surviving corporation and a wholly owned subsidiary of the Company.

At the Effective Time and as a result of the consummation of the Merger:

● Each share of Class A common stock, par value $0.000001 per share, and Class B common stock, par value $0.000001 per share, of Legacy NAYA (“Legacy NAYA common stock”) outstanding immediately prior to the effective time of the Merger, other than certain excluded shares held by Legacy NAYA as treasury stock or owned by the Company or Merger Sub, automatically converted into the right to receive 118,148 shares of the Company’s common stock and 30,375 shares of the Company’s newly-designated Series C-1 Convertible Preferred Stock (the “Series C-1 Preferred”). The Series C-1 Preferred is not redeemable, has no voting rights, and may not be converted into shares of the Company’s Common Stock unless and until the Company’s stockholders approve the issuance of common stock upon conversion of the Series C-1 Preferred. If the Company’s stockholders approve the issuance of common stock upon conversion of the Series C-1 Preferred, such Series C-1 Preferred will automatically convert into approximately 29,515,315 shares of the Company’s common stock, subject to adjustment if, as a result of such conversion if, after giving effect to the conversion or issuance, any single holder, together with its affiliates, would beneficially own in excess of 19.99% of the Company’s outstanding common stock. A description of the rights, preferences, and privileges of the Series C-1 Preferred are set forth in Item 5.03 below.

● Certain outstanding debt obligations of Legacy NAYA, including a portion of an amended and restated senior secured convertible debenture issued to Five Narrow Lane LP (“FNL”), with a combined principal balance of $8,575,833 converted into the right to receive 669,508 shares of the Company’s common stock and 8,576 shares of the Company’s newly-designated Series C-2 Convertible Preferred Stock (the “Series C-2 Preferred”). The Series C-2 Preferred is only redeemable upon a “Bankruptcy Triggering Event” or a “Change of Control” that occurs 210 days after the closing date of the Merger. The Series C-2 Preferred may not be converted into shares of the Company’s Common Stock unless and until the Company’s stockholders approve the issuance of common stock upon conversion of the Series C-2 Preferred. If the Company’s stockholders approve the issuance of common stock upon conversion of the Series C-2 Preferred, such Series C-2 Preferred will be convertible at the option of the holders into approximately 12,441,607 shares of the Company’s common stock, subject to limitations on beneficial ownership by the holders thereof. A description of the rights, preferences, and privileges of the Series C-2 Preferred are set forth in Item 5.03 below.

● The remaining balance of the amended and restated senior secured convertible debenture issued to FNL in the amount of $3,934,146 was exchanged for a 7.0% Senior Secured Convertible Debenture in the principal balance of $3,934,146 due December 11, 2025 (the “Debenture”). A description of the rights, preferences, and privileges of the Debenture are set forth below.

● Legacy NAYA has been renamed “NAYA Therapeutics Inc.”

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

Pursuant to the A&R Merger Agreement, the Company is required to hold a meeting of its stockholders to, among other things, (i) ratify the A&R Merger Agreement and the transactions contemplated thereby, including the Merger, (ii) approve the increase in the amount of authorized shares under the Company’s Second Amended and Restated 2019 Stock Incentive Plan, (iii) approve the issuance of the Company’s common stock issuable upon conversion of the Series C-1 Preferred and Series C-2 Preferred, and (iv) approve an amendment to the Company’s articles of incorporation to (1) increase the number of shares of the Company’s authorized common stock to 100,000,000 shares, and (2) effectuate a reverse stock split of the Company’s common stock at a ratio ranging from any whole number between 1-for-2 and 1-for-20, as determined by the Company’s board of directors in its discretion. The Company also agreed to take all action necessary to hold the aforementioned stockholder meeting as soon as reasonably practicable.

Pursuant to both the A&R Merger Agreement and the Assignment Agreement described below, the Company has agreed to file a registration statement with the SEC to register for resale the shares of the Company’s common stock issued pursuant to the Merger and the shares of common stock issuable upon exercise or conversion of the Series C-1 Preferred, the Series C-2 Preferred, and the Debenture, as applicable, as soon as practicable but in no event later than 30 days after the Closing Date.

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

Second Amendment to Revenue Loan and Security Agreement

On October 11, 2024, the Company entered into a second amendment to Revenue Loan and Security Agreement (the “Second Amendment”) with Decathlon Alpha V, L.P. (“Decathlon”), Steven Shum, and certain subsidiaries of the Company (the “Guarantors”), pursuant to which Decathlon consented to the Merger and Legacy NAYA becoming a subsidiary of the Company. Pursuant to the Second Amendment, Legacy NAYA joined the Revenue Loan and Security Agreement as a Guarantor. The Company agreed to pay down its loan by at least $500,000 and increase its monthly payments by up to $30,000 if the Company closes a private offering of its securities. The Company also agreed to retain an investment banker to pursue a financing or a sale if it fails to meet certain liquidity covenants. The Company also agreed to enter into an intercreditor agreement with Decathlon and Five Narrow Lane LP within 5 business days of the Merger.

In connection with the Merger, the Company’s board of directors appointed Dr. Daniel Teper and Lyn Falconio as directors of the Company to fill two vacancies on the board. In addition, the board of directors appointed Dr. Teper as President of the Company. Dr. Teper will also remain as Chief Executive Officer of Legacy NAYA.

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

Consulting Shares

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

Throughout this Quarterly Report on Form 10-Q, references to “we,” “our,” “us,” the “Company,” “NAYA,” or “NAYA Biosciences, Inc.” refer to NAYA Biosciences, Inc. a Nevada corporation formerly known as INVO Bioscience, Inc.

Overview

We are a life science portfolio company dedicated to bringing breakthrough treatments to patients in oncology, autoimmune diseases, and fertility. Our hub and spoke model harnesses the shared resources of a parent company and agility of lean strategic franchises, enabling efficient acquisition, development, and partnering of assets as well as optimized return on investment by combining the upside of innovative clinical-stage therapeutics with scalable, profitable commercial revenues.

Our principal operations are focused currently in two divisions: NAYA Fertility and NAYA Therapeutics. NAYA Fertility’s clinical services are carried out primarily via its INVO Centers, LLC wholly owned subsidiary, which owns all NAYA fertility clinics. The INVOcell is distributed directly by NAYA. NAYA Therapeutics, Inc. (also referred to herein as “Legacy NAYA”) carries out our current activities in oncology and autoimmune diseases.

Our expanding portfolio of assets currently includes NY-303, a GPC3 and NKp46 targeting bispecific antibody for the treatment of hepatocellular carcinoma (HCC) with a unique mode of action targeting non-responders to the current immunotherapy standard of care (approximately 70% of the current treatable market) cleared to enroll patients in a Phase I/II monotherapy trial in early 2025, NY-338, a CD38 and NKp46 targeting bispecific antibody for the treatment of multiple myeloma and autoimmune diseases with a differentiated safety and efficacy profile, and INVOcell®, an FDA-approved fertility device which has demonstrated comparable success rates to traditional in vitro fertilization (“IVF”).

NAYA Fertility

Our commercial strategy for the fertility business is primarily focused on operating fertility-focused clinics, which include the opening of “INVO Centers” dedicated primarily to offering the intravaginal culture (“IVC”) procedure enabled by our INVOcell® medical device (“INVOcell”) and the acquisition of US-based, profitable in vitro fertilization (“IVF”) clinics. As of the date of this filing, we have two operational INVO Centers in the United States and completed our first IVF clinic acquisition in August 2023. We also continue to engage in the sale and distribution of our INVOcell technology solution into existing independently owned and operated fertility clinics.

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

Acquisitions:

On August 10, 2023, we consummated the first acquisition of an existing IVF clinic, the Wisconsin Fertility Institute (“WFI”). As an established and profitable clinic, the closing of the WFI acquisition more than tripled our current annual revenues and became a major part of our clinic-based operations. The acquisition accelerates the transformation of NAYA to a healthcare services company and immediately added scale and positive cash flow to the operations. It also complements our existing new-build INVO Center efforts. We expect to continue to pursue additional acquisitions of established and profitable existing fertility clinics as part of our ongoing strategy to accelerate overall growth.

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

NAYA Therapeutics

NAYA Therapeutics is developing and aiming to achieve clinical proof-of-concept for its two NK engager bispecific antibodies for the treatment of select cancers and autoimmune diseases. We are currently preparing the initiation of a Phase I dose escalation clinical trial for NY-303, our lead GPC3-targeting NK engager bispecific antibody for the treatment of hepatocellular carcinoma and other solid tumors, pending approval from regulatory authorities and hospital internal review boards. Clinical trials for NY-338, our lead CD38-targeting NK engager bispecific antibody for the treatment of multiple myeloma and autoimmune diseases, are expected to initiate in 2025.

Pipeline

Our initial pipeline includes two novel Flex-NK™ bispecific antibodies acquired from Cytovia Therapeutics, Inc. The first is NY-303, which targets a protein expressed on the cell membrane of hepatocellular carcinoma (“HCC”), called GPC3, and other solid tumors, while predominantly absent in normal tissue, making it a promising new therapeutic target for the treatment of HCC and other solid tumors. The second is NY-338, for the treatment of Multiple Myeloma and other autoimmune diseases. These FLEX-NK™ bispecific antibodies are built on a quadrivalent multifunctional antibody platform designed to engage natural killer cells (“NK Cells”) by targeting NKp46 activating receptors using Cytovia’s proprietary Flex-NK™ technology. Both NY-303 and NY-338 are expecting to file two investigational new drug applications in 2024 with the U.S. Food and Drug Administration and initiate two Phase 1 Dose Escalation clinical trials to target HCC type of liver cancer, in the middle of 2024 and with a final data in 2025.

Key elements of our strategy include:

●	Advancing NY-303, our GPC3-targeting FLEX NK™ bispecific antibody candidate for HCC and other solid tumors, into Phase i/ii clinical trials and towards clinical proof of concept;

●	Advancing NY-338, our CD38-targeting FLEX-NK™ bispecific antibody candidate for Multiple Myeloma into Phase i/iia clinical trials and towards clinical proof of concept;

●	Evaluate differentiated profile of NY-338 for the treatment of autoimmune diseases include SLE & Lupus Nephritis and advance it into clinical development upon preclinical proof of concept;

●	Acquire for further development a clinical asset with phase 1/ 2 data from a large pharma, biotech or international company; and

●	Entering into revenue-generating development partnerships with larger pharmaceutical/biotech companies upon achieving clinical milestones.

Operations

Our most critical management and leadership functions are carried out by our core management team. Each clinic is separately staffed with clinical staff necessary to manage daily activities, while most administrative tasks are centralized and handled by NAYA staff. With respect to the INVOcell device, we have contracted out the manufacturing, assembly, packaging, and labeling to a medical manufacturing company, sterilization of the device to a sterilization specialist, and storage and shipping to a third part logistics company.

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

NAYA Fertility

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

NAYA Therapeutics

According to a Delveinsight July 2023 report on the Multiple Myeloma, the global market size in 2022 for Multiple Myeloma treatments was $20 billion and is expected to continue to grow significantly with the introduction of new products. The current market leader, CD38 targeting monoclonal antibody, Darzalex (daratumumab) reached $8 billion in global sales in 2022.

Recently the FDA approved bi-specific antibodies, including BCMA targeting CARVYKTI™, TECVAYLI™ in 2022 and GPRC5D targeting Talvey in 2023 from Johnson & Johnson. The new BCMA targeting bispecific antibody from Pfizer, Elrexfio, was approved in August 2023. Additional bispecific antibodies from Abbvie, Regeneron and Roche are in early stage of clinical development. However, despite this existing competition, NY-338, is to the best of our knowledge, the first CD38-targeting NK engager to enter clinical trials.

Additional bispecific antibodies from Abbvie, Regeneron and Roche are in early stage of clinical development. However, NAYA’s NY-338 is the first bispecific antibody to target both NKp46 to redirect NK cells and CD38, with the potential to demonstrate both efficacy and safety advantages.

There are several other GPC3-targeting antibodies or cell therapies are being developed by AstraZeneca, Takeda, Legend Biotech, and Adicet Bio in collaboration with Regeneron. However, we aim to differentiate ourselves from the aforementioned companies as the first company to enter clinic trials with a GPC3 targeting NK engager bispecific antibody.

According to Polaris Market Research, the market size for liver cancer treatment was $2.44 billion in 2022 and is expected to grow a compounded annual growth rate of 20% to reach $10.48 billion in 2030. Market growth is supported by increased incidence and the 2022 approval of new standard of care, Merck’s Keytruda and a combination of two biological drugs commercialized by Genentech Roche, Telecentriq and Avastatin.

Competitive Advantages - INVOcell

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

INVOcell Sales and Marketing

While we will continue to sell the INVOcell directly to IVF clinics and via distributors and other partners around the world, we have transitioned NAYA from being a medical device company to one that is primarily focused on providing fertility services. Our approach to marketing INVOcell is focused on identifying partners within targeted geographic regions that we believe can best support our efforts to expand access to advanced fertility treatment for the large number of underserved infertile people. We have been cleared to sell the INVOcell in the United States since November 2015 after receiving de novo class II clearance from the FDA, and we received an additional FDA clearance in 2023 for expanded usage of the device.

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

The Birmingham Clinic opened to patients on August 9, 2021.

The Alabama JV is accounted for using the equity method in our financial statements. As of September 30, 2024, we invested $1.3 million in the Alabama JV in the form of a note. For the nine months ended September 30, 2024, the Alabama JV recorded net loss of $19 thousand, of which we recognized a loss from equity method investments of $9 thousand. For the nine months ended September 30, 2023, the Alabama JV recorded a net income of $32 thousand, of which we recognized a gain from equity method investments of $16 thousand.

Georgia JV Agreement

On June 28, 2021, INVO CTR entered into a limited liability company agreement (the “Bloom Agreement”) with Bloom Fertility, LLC (“Bloom”) to establish a joint venture, formed as “Bloom INVO LLC” (the “Georgia JV”), for the purposes of establishing an INVO Center in the Atlanta, Georgia metropolitan area (the “Atlanta Clinic”).

In consideration for our commitment to contribute up to $800,000 within the 24-month period following execution of the Bloom Agreement to support the start-up operations of the Georgia JV, the Georgia JV issued 800 of its units to INVO CTR, and in consideration for Bloom’s commitment to contribute physician services having an anticipated value of up to $1,200,000 over the course of a 24-month vesting period, the Georgia JV issued 1,200 of its units to Bloom.

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

The Atlanta Clinic opened to patients on September 7, 2021.

The results of the Georgia JV are consolidated in our financial statements. As of September 30, 2024, we invested $0.9 million in the Georgia JV in the form of capital contributions as well as $0.5 million in the form of a note. For the nine months ended September 30, 2024 and 2023, the Georgia JV recorded net losses of $0.1 million and $0.1 million respectively. Noncontrolling interest in the Georgia JV was $0. See Note 4 of the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q for additional information on the Georgia JV.

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

The Monterrey Clinic opened to patients on November 1, 2021.

The Mexico JV is accounted for using the equity method in our financial statements. During the fourth quarter of 2023, our Mexico JV partner informed us that the primary physician onsite had resigned. We elected to impair the investment at year end 2023 in this JV due to the uncertainty and possibility that we may offer reduced services or suspend operations. The total impairment for 2023 was approximately $0.09 million. As of September 30, 2024, our investment in the Mexico JV was $0. The Mexico JV has since ceased operations.

Recent Developments

Legacy NAYA Merger

On October 11, 2024 (the “Effective Time”), NAYA, Merger Sub, and Legacy NAYA, entered into an Amended and Restated Merger Agreement (the “A&R Merger Agreement”) and consummated and the transactions contemplated thereby. Upon the terms and subject to the conditions set forth in the A&R Merger Agreement, Merger Sub merged with and into Legacy NAYA, with Legacy NAYA continuing as the surviving corporation and a wholly owned subsidiary of the Company.

At the Effective Time and as a result of the consummation of the Merger:

● Each share of Class A common stock, par value $0.000001 per share, and Class B common stock, par value $0.000001 per share, of Legacy NAYA (“Legacy NAYA common stock”) outstanding immediately prior to the effective time of the Merger, other than certain excluded shares held by Legacy NAYA as treasury stock or owned by the Company or Merger Sub, automatically converted into the right to receive 118,148 shares of the Company’s common stock and 30,375 shares of the Company’s newly-designated Series C-1 Convertible Preferred Stock (the “Series C-1 Preferred”). The Series C-1 Preferred is not redeemable, has no voting rights, and may not be converted into shares of the Company’s Common Stock unless and until the Company’s stockholders approve the issuance of common stock upon conversion of the Series C-1 Preferred. If the Company’s stockholders approve the issuance of common stock upon conversion of the Series C-1 Preferred, such Series C-1 Preferred will automatically convert into approximately 29,515,315 shares of the Company’s common stock, subject to adjustment if, as a result of such conversion if, after giving effect to the conversion or issuance, any single holder, together with its affiliates, would beneficially own in excess of 19.99% of the Company’s outstanding common stock. A description of the rights, preferences, and privileges of the Series C-1 Preferred are set forth in Item 5.03 below.

● Certain outstanding debt obligations of Legacy NAYA, including a portion of an amended and restated senior secured convertible debenture issued to Five Narrow Lane LP (“FNL”), with a combined principal balance of $8,575,833 converted into the right to receive 669,508 shares of the Company’s common stock and 8,576 shares of the Company’s newly-designated Series C-2 Convertible Preferred Stock (the “Series C-2 Preferred”). The Series C-2 Preferred is only redeemable upon a “Bankruptcy Triggering Event” or a “Change of Control” that occurs 210 days after the closing date of the Merger. The Series C-2 Preferred may not be converted into shares of the Company’s Common Stock unless and until the Company’s stockholders approve the issuance of common stock upon conversion of the Series C-2 Preferred. If the Company’s stockholders approve the issuance of common stock upon conversion of the Series C-2 Preferred, such Series C-2 Preferred will be convertible at the option of the holders into approximately 12,441,607 shares of the Company’s common stock, subject to limitations on beneficial ownership by the holders thereof. A description of the rights, preferences, and privileges of the Series C-2 Preferred are set forth in Item 5.03 below.

● The remaining balance of the amended and restated senior secured convertible debenture issued to FNL in the amount of $3,934,146 was exchanged for a 7.0% Senior Secured Convertible Debenture in the principal balance of $3,934,146 due December 11, 2025 (the “Debenture”). A description of the rights, preferences, and privileges of the Debenture are set forth below.

● Legacy NAYA has been renamed “NAYA Therapeutics Inc.”

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

Pursuant to the A&R Merger Agreement, the Company is required to hold a meeting of its stockholders to, among other things, (i) ratify the A&R Merger Agreement and the transactions contemplated thereby, including the Merger, (ii) approve the increase in the amount of authorized shares under the Company’s Second Amended and Restated 2019 Stock Incentive Plan, (iii) approve the issuance of the Company’s common stock issuable upon conversion of the Series C-1 Preferred and Series C-2 Preferred, and (iv) approve an amendment to the Company’s articles of incorporation to (1) increase the number of shares of the Company’s authorized common stock to 100,000,000 shares, and (2) effectuate a reverse stock split of the Company’s common stock at a ratio ranging from any whole number between 1-for-2 and 1-for-20, as determined by the Company’s board of directors in its discretion. The Company also agreed to take all action necessary to hold the aforementioned stockholder meeting as soon as reasonably practicable.

Pursuant to both the A&R Merger Agreement and the Assignment Agreement described below, the Company has agreed to file a registration statement with the SEC to register for resale the shares of the Company’s common stock issued pursuant to the Merger and the shares of common stock issuable upon exercise or conversion of the Series C-1 Preferred, the Series C-2 Preferred, and the Debenture, as applicable, as soon as practicable but in no event later than 30 days after the Closing Date.

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

Second Amendment to Revenue Loan and Security Agreement

On October 11, 2024, the Company entered into a second amendment to Revenue Loan and Security Agreement (the “Second Amendment”) with Decathlon Alpha V, L.P. (“Decathlon”), Steven Shum, and certain subsidiaries of the Company (the “Guarantors”), pursuant to which Decathlon consented to the Merger and Legacy NAYA becoming a subsidiary of the Company. Pursuant to the Second Amendment, Legacy NAYA joined the Revenue Loan and Security Agreement as a Guarantor. The Company agreed to pay down its loan by at least $500,000 and increase its monthly payments by up to $30,000 if the Company closes a private offering of its securities. The Company also agreed to retain an investment banker to pursue a financing or a sale if it fails to meet certain liquidity covenants. The Company also agreed to enter into an intercreditor agreement with Decathlon and Five Narrow Lane LP within 5 business days of the Merger.

In connection with the Merger, the Company’s board of directors appointed Dr. Daniel Teper and Lyn Falconio as directors of the Company to fill two vacancies on the board. In addition, the board of directors appointed Dr. Teper as President of the Company. Dr. Teper will also remain as Chief Executive Officer of Legacy NAYA.

Name Change and Application for Symbol Change

On October 15, 2024, the Company changed its corporate name to NAYA Biosciences, Inc., pursuant to an Amendment to Articles of Incorporation filed with the Nevada Secretary of State on October 15, 2024 (the “Name Change”). Pursuant to Nevada law, a stockholder vote was not necessary to effectuate the Name Change.

On October 22, 2024, the Company’s common stock ceased trading under the ticker symbol “INVO” and begin trading under its new ticker symbol, “NAYA”, on the Nasdaq Capital Market.

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

As of June 28, 2024, we secured written consent by the Required Holders for the Q1 2023 Convertible Note maturity date to be extended to December 31, 2024. As an incentive for the Required Holders to approve the extension, we agreed (a) to lower both the Q1 2023 Convertible Note fixed conversion price and the Q1 2023 Warrants exercise price to $1.20, (b) to provide the Q1 2023 Convertible Note holders the right to demand early repayment at the closing of the Merger with Legacy NAYA or if we raise more than $3 million dollars in a single equity raise, and (c) to increase the number of shares of common stock available under the Q1 2023 Warrants to a total of 124,421. The maturity date extension, the conversion reduction and the early repayment right applies to all outstanding Q1 2023 Convertible Notes, and the exercise price reduction and additional warrant coverage applies to all Q1 2023 Warrants.

FirstFire Securities Purchase Agreement

On April 5, 2024, we entered into a purchase agreement (the “FirstFire Purchase Agreement”) with FirstFire Global Opportunities Fund, LLC (“FirstFire”), pursuant to which FirstFire agreed to purchase, and NAYA agreed to issue and sell, (i) a promissory note with an aggregate principal amount of $275,000, which is convertible into shares of our common stock, according to the terms, conditions, and limitations outlined in the note (the “FirstFire Note”), (ii) a warrant (the “First Warrant”) to purchase 229,167 shares (the “First Warrant Shares”) of our common stock at an exercise price of $1.20 per share, (iii) a warrant (the “Second Warrant”) to purchase 500,000 shares (the “Second Warrant Shares”) of common stock at an exercise price of $0.01 issued to FirstFire, and (iv) 50,000 shares of common stock (the “Commitment Shares”), for a purchase price of $250,000. Carter, Terry, & Company, Inc. acted as placement agent for the transaction, for which it received a cash fee of $25,000 and 11,655 restricted shares of our common stock. The proceeds were used for working capital and general corporate purposes.

Among other limitations, the total cumulative number of shares of common stock that may be issued to FirstFire under the FirstFire Purchase Agreement may not exceed the requirements of Nasdaq Listing Rule 5635(d), except that such limitation will not apply in the event we obtain stockholder approval of the shares of common stock to be issued under the Purchase Agreement, if necessary, in accordance with the requirements of Nasdaq Listing Rule 5635(d). We have agreed to hold a meeting for the purpose of obtaining this stockholder approval within nine (9) months of the date of the FirstFire Purchase Agreement.

The FirstFire Purchase Agreement contains customary representations, warranties, and covenants by each of NAYA and FirstFire. Among other covenants of the parties, we granted FirstFire the right to participate in any subsequent placement of securities until the earlier of eighteen (18) months after the date of the FirstFire Purchase Agreement or extinguishment of the FirstFire Note. We have also granted customary “piggy-back” registration rights to FirstFire with respect to the shares of common stock underlying the FirstFire Note (the “Conversion Shares”), the First Warrant Shares, the Second Warrant Shares, and the Commitment Shares. FirstFire has covenanted not to cause or engage in any short selling of shares of common stock until the FirstFire Note is fully repaid.

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

Conversion. The holder of the FirstFire Note is entitled to convert any portion of the outstanding and unpaid principal amount and accrued interest into Conversion Shares at a conversion price of $1.00 per share, subject to adjustment. The FirstFire Note may not be converted and Conversion Shares may not be issued under the FirstFire Note if, after giving effect to the conversion or issuance, the holder together with its affiliates would beneficially own in excess of 4.99% of the outstanding common stock. In addition to the beneficial ownership limitations in the FirstFire Note, the number of shares of common stock that may be issued under the FirstFire Note, the First Warrant, the Second Warrant, and under the FirstFire Purchase Agreement (including the Commitment Shares) is limited to 19.99% of the outstanding common stock as of April 5, 2024 (the “Exchange Cap”, which is equal to 523,344 shares of common stock, subject to adjustment as described in the FirstFire Purchase Agreement), unless stockholder approval is obtained by NAYA to issue more than the Exchange Cap. The Exchange Cap shall be appropriately adjusted for any reorganization, recapitalization, non-cash dividend, stock split, reverse stock split or other similar transaction.

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

Events of Default. The FirstFire Note outlines specific events of default and provides FirstFire certain rights and remedies in such events, including but not limited to the acceleration of the FirstFire Note’s due date and a requirement for us to pay a default amount. Specific events that constitute a default under the FirstFire Note include, but are not limited to, failure to pay principal or interest when due, breaches of covenants or agreements, bankruptcy or insolvency events, and a failure to comply with the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Upon an event of default, the FirstFire Note becomes immediately due and payable, and the Borrower is subject to a default sum as stipulated.

The FirstFire Note is subject to, and governed by, the terms and conditions of the FirstFire Purchase Agreement.

First Warrant

The First Warrant grants the holder thereof the right to purchase up to 229,167 shares of common stock at an exercise price of $1.20 per share.

Exercisability. The First Warrant is immediately exercisable and will expire five years from the issuance date. The First Warrant is exercisable, at the option of the holder, in whole or in part, by delivering to NAYA a duly executed exercise notice and, at any time a registration statement registering the issuance of the First Warrant Shares under the Securities Act of 1933, as amended (the “Securities Act”) is effective and available for the issuance of such First Warrant Shares, or an exemption from registration under the Securities Act is available for the issuance of such First Warrant Shares, by payment in full in immediately available funds for the number of First Warrant Shares purchased upon such exercise. If a registration statement registering the issuance of the First Warrant Shares underlying the First Warrant under the Securities Act is not effective or available, the holder may, in its sole discretion, elect to exercise the First Warrant through a cashless exercise, in which case the holder would receive upon such exercise the net number of First Warrant Shares determined according to the formula set forth in the First Warrant.

Exercise Limitation. A holder will not have the right to exercise any portion of the First Warrant if the holder (together with its affiliates) would beneficially own in excess of 4.99% of the number of shares of the common stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of the First Warrant.

Trading Market Regulation. Until we have obtained stockholder approval of the FirstFire Purchase Agreement and the issuance of the securities issued pursuant thereto, we may not issue any First Warrant Shares upon the exercise of the First Warrants if the issuance of such First Warrant Shares, (taken together with the issuance of any shares held by or issuable to the holder under the FirstFire Purchase Agreement or any other agreement with NAYA) would exceed the aggregate number of shares which we may issue without breaching 523,344 shares (19.9% of our outstanding common stock) or any of our obligations under the rules or regulations of Nasdaq.

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

Fundamental Transactions. NAYA shall not enter into or be a party to a fundamental transaction unless the successor entity assumes all obligations of NAYA under the First Warrant and other transaction documents. Upon consummation of a fundamental transaction, then the successor entity will succeed to, and be substituted for NAYA, and may exercise every right and power that we may exercise and will assume all of our obligations under the First Warrant with the same effect as if such successor entity had been named in the First Warrant itself.

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

Exercisability. The Second Warrant will only become exercisable if an event of default occurs under the FirstFire Note, and will expire five years from the date on which such an event of default occurs (a “Triggering Event Date”). The Second Warrant includes a ‘Returnable Warrant’ clause, providing that the Second Warrant shall be cancelled and returned to us if the Note is fully extinguished before any Triggering Event Date. The Second Warrant will be exercisable, at the option of each holder, in whole or in part by delivering to NAYA a duly executed exercise notice and, at any time a registration statement registering the issuance of the Second Warrant Shares under the Securities Act is effective and available for the issuance of such Second Warrant Shares, or an exemption from registration under the Securities Act is available for the issuance of such shares, by payment in full in immediately available funds for the number of Second Warrant Shares purchased upon such exercise. If a registration statement registering the issuance of Second Warrant Shares under the Securities Act is not effective or available, the holder may, in its sole discretion, elect to exercise the Second Warrant through a cashless exercise, in which case the holder would receive upon such exercise the net number of Second Warrant Shares determined according to the formula set forth in the warrant.

Exercise Limitation. A holder will not have the right to exercise any portion of the Second Warrant if the holder (together with its affiliates) would beneficially own in excess of 4.99% of the number of shares of the common stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of the Second Warrant.

Trading Market Regulation. Until we have obtained stockholder approval of the FirstFire Purchase Agreement and the issuance of the securities issued pursuant thereto, we may not issue any Second Warrant Shares upon the exercise of the Second Warrants if the issuance of such Second Warrant Shares, (taken together with the issuance of any shares held by or issuable to the holder under the FirstFire Purchase Agreement or any other agreement with NAYA) would exceed the aggregate number of shares which we may issue without breaching 523,344 shares (19.9% of our outstanding common stock) or any of our obligations under the rules or regulations of Nasdaq.

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

Fundamental Transactions. We shall not enter into or be a party to a fundamental transaction unless the successor entity assumes all obligations of NAYA under the Second Warrant and other transaction documents. Upon consummation of a fundamental transaction, then the successor entity will succeed to, and be substituted for NAYA, and may exercise every right and power that we may exercise and will assume all of our obligations under the Second Warrant with the same effect as if such successor entity had been named in the Second Warrant itself.

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

The Triton Purchase Agreement contains customary representations, warranties, and covenants by each of the NAYA and Triton. Actual sales of shares of common stock to Triton will depend on a variety of factors to be determined by us from time to time, including, among others, market conditions, the trading price of the common stock, and determinations by us as to the appropriate sources of funding for NAYA and its operations. Triton has no right to require any sales of shares of common stock by NAYA but is obligated to make purchases of shares of common stock from us from time to time, pursuant to directions from us, in accordance with the Triton Purchase Agreement. During the term of the Triton Purchase Agreement, Triton has covenanted not to cause or engage in any short selling of shares of common stock.

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

Future Receipts Agreement

On February 26, 2024, we finalized an Agreement for the Purchase and Sale of Future Receipts (the “Future Receipts Agreement”) with a buyer (the “Buyer”) under which the Buyer purchased $344,925 of our future sales for a gross purchase price of $236,250. We received net proceeds of $225,000. Until the purchase price has been repaid, we agreed to pay the Buyer A $13,797 per week. The Future Receipts Agreement was fully repaid as of September 30, 2024.

Standard Merchant Cash Advance

On September 25, 2024, we entered into a Standard Merchant Cash Advance Agreement (the “Cash Advance Agreement”) with Cedar Advance LLC (“Cedar”) under which Cedar purchased $384,250 of our future sales for a gross purchase price of $265,000 (the “Transaction”). We received net proceeds of $251,750. Until the purchase price has been repaid, the Company agreed to pay Cedar $9,606 per week. We intend to use the proceeds for working capital and general corporate purposes.

The Company received approval from its senior secured lender, Decathlon Alpha V, L.P. (“Decathlon”) to consummate the Cash Advance Agreement pursuant to an Amended and Restated First Amendment (the “Amendment”) to Revenue Loan and Security Agreement, dated September 29, 2023 between the Company and Decathlon (the “Revenue Loan and Security Agreement”). Pursuant to the Amendment, the minimum interest multiples set forth in the Revenue Loan and Security Agreement would automatically increase by 0.15x as of December 1, 2024 if we do not receive equity investments in the net amount of $1,000,000 by November 30, 2024.

Decathlon, Cedar, and NAYA also signed a subordination agreement in which Cedar subordinated its rights under the transaction to those of Decathlon.

August 2023 Offering Warrant Price Reduction

On August 8, 2023, we issued warrants to purchase 3,160,000 shares of our common stock (the “August 2023 Warrants”) as part of the August 2023 Offering. In connection therewith, we entered into a warrant agency agreement (the “Warrant Agent Agreement”), with Transfer Online, Inc. appointing Transfer Online, Inc. as Warrant Agent for the August 2023 Warrants. On April 17, 2024, NAYA and the Warrant Agent entered into an Amendment to the Warrant Agent Agreement (the “Amendment”) to confirm that we may adjust the exercise price of the of the August 2023 Warrants to provide an exercise price per share that is lower than the then-current exercise price of the August 2023 Warrants.

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

Nasdaq Compliance – Minimum Equity Requirement

On April 17, 2024, NAYA, having reported, on April 16, 2024, stockholders’ equity of $892,825 in the Form 10-K for the period ended December 31, 2023, received notice (the “Notice”) from the staff (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) advising us that we no longer complied with Nasdaq Listing Rule 5550(b)(1) that requires companies listed on The Nasdaq Capital Market to maintain stockholders’ equity of at least $2,500,000 (the “Equity Rule”).

In a decision dated November 22, 2023, a Nasdaq Hearings Panel (the “Panel”) previously had confirmed that we regained compliance with the Equity Rule. In the decision, the Panel imposed a Mandatory Panel Monitor for a period of one year or until November 22, 2024, which would require Staff to issue a Delist Determination Letter, in the event that we failed to maintain compliance with the Equity Rule (the “Panel Monitor”). As a result, the Notice contained the Staff’s determination to delist NAYA from Nasdaq.

As described in the Notice, under Nasdaq rules, we had the right to request an appeal of this determination to prevent its securities from being delisted and suspended at the opening of business on April 26, 2024. We exercised this right, and our hearing to present its appeal of the Staff’s determination in front of the Panel was heard on June 6, 2024.

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

On October 11, 2024, we consummated the acquisition of Legacy NAYA pursuant to the Merger. The closing of the Merger resulted in an increase in our stockholders’ equity of approximately $16,000,000, which we believed was sufficient to evidence compliance with the Nasdaq listing criteria and to maintain its listing on Nasdaq.

On November 4, 2024, we received a notice from Nasdaq, dated October 30, 2024, informing us that we demonstrated compliance with the Equity Rule for continued listing on The Nasdaq Capital Market, as required by the Panel’s decision dated June 18, 2024, as amended. We will be subject to a mandatory panel monitor for a period of one year from the date of the notification.

Nasdaq Compliance – Minimum Bid Price

On September 18, 2024, we received a letter from the staff of the Nasdaq listing qualifications group indicating that, based upon the closing bid price of our common stock for the last 34 consecutive business days, we are not currently in compliance with the requirement to maintain a minimum bid price of $1.00 per share for continued listing under Nasdaq Listing Rule 5550(a)(2).

The notice has no immediate effect on the listing of our common stock, and our common stock will continue to trade on Nasdaq.

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have been provided an initial period of 180 calendar days, or until May 17, 2025, to regain compliance with the minimum bid price requirement. If at any time before May 17, 2025, the closing bid price of our common stock closes at or above $1.00 per share for a minimum of 10 consecutive business days, Nasdaq will provide written notification that we have achieved compliance with the minimum bid price requirement, and the matter would be resolved. If we do not regain compliance prior to May 17, 2025, then Nasdaq may grant us a second 180 calendar day period to regain compliance, provided we (i) meet the continued listing requirement for market value of publicly-held shares and all other initial listing standards for The Nasdaq Capital Market, other than the minimum closing bid price requirement, and (ii) notifiy Nasdaq of its intent to cure the deficiency within such second 180 calendar day period, by effecting a reverse stock split, if necessary.

We have agreed to prepare and file a proxy statement with the U.S. Securities and Exchange Commission (the “SEC”) to be used for a stockholder meeting of NAYA to seek, among other things, ratification of the Merger, an increase in the amount of authorized shares under the Company’s stock incentive plan, the issuance of shares of the Company’s common stock issuable upon conversion of the Company’s Series C-1 Preferred and Series C-2 Preferred, an increase in the number of shares of the Company’s authorized common stock to 100,000,000 shares, and approval to effectuate a reverse stock split of the Company’s common stock at a ratio ranging from any whole number between 1-for-2 and 1-for-20, as determined by the Company’s board of directors in its discretion.

We will continue to monitor the closing bid price of its common stock and will consider implementing available options to regain compliance with the minimum bid price requirement under the Nasdaq Listing Rules. If we do not regain compliance with the minimum bid price requirement within the allotted compliance periods, we will receive a written notification from Nasdaq that its securities are subject to delisting. We would then be entitled to appeal that determination to a Nasdaq hearings panel. There can be no assurance that we will regain compliance during either compliance period, or maintain compliance with the other Nasdaq listing requirements

Results of Operations

During the first three quarters of 2024, the benefits of our effort to transition NAYA’s fertility operations towards healthcare services through our ownership of fertility clinics became increasingly evident as our revenue increased compared to last year. This was primarily enabled by our first acquisition (in August of 2023) of an existing IVF practice. This Madison, Wisconsin based fertility center was established more than 15 years ago, generates strong revenue and profits, and provided an immediate and substantial impact to our overall operations as reflected in our significant growth in the first half of this year. We also believe this first acquisition provides a road map and foundation for us to utilize in the pursuit of additional acquisitions of established and profitable small IVF practices. Subject to terms and acquisition capital availability, we anticipate actively pursuing suitable acquisition targets to further accelerate our growth objectives.

Our existing operational INVO Centers located in Alabama and Georgia experienced some modest disruption with the shift in federal abortion laws, but as the market adjusts to the new dynamic of individual states rules we anticipate both will continue to make further advances in the current year. Due to international resource constraints and the lack of an available local physician resource, the Mexico clinic has halted providing services. We continue to seek additional U.S. opportunities to expand our INVO Center activities over time, and, in the short-term, expect to devote more of our efforts toward acquisitions as we believe they would enable us to build scale in our operations at a quicker space, and, in turn, help support our long-term objective of building INVO centers across the U.S. market.

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

Additionally on October 11, 2024 we consummated the acquisition of Legacy NAYA, which represents a major step toward furthering our efforts to expand our focus into oncology and autoimmune diseases. With this completed acquisition we plan to leverage our existing fertility platform with Legacy NAYA’s clinical stage therapeutics to develop and build a group of agile, disruptive, high-growth business segments dedicated to increasing patient access to life-transforming treatments in the areas of oncology, fertility, and regenerative medicine.

Comparison of the Three Months Ended September 30, 2024, and 2023

Revenue

Revenue for the three months ended September 30, 2024 was approximately $1.4 million, compared to approximately $1.0 million for the three months ended September 30, 2023. The $1.4 million in revenue for the third quarter of 2024 was primarily related to clinic revenue from the consolidated Georgia JV and WFI. The increase of approximately $0.4 million, or approximately 47%, was primarily related to the acquisition of WFI.

Cost of Revenue

Cost of revenue for the three months ended September 30, 2024 was approximately $1.0 million, compared to approximately $0.6 million for the three months ended September 30, 2023. The increase in cost of revenue was primarily related to the acquisition of WFI.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses for the three months ended September 30, 2024 were approximately $1.5 million, compared to approximately $1.3 million for the three months ended September 30, 2023. The increase of approximately $0.2 million, or approximately 20%, was primarily related to the addition of WFI for the full period in 2024 compared to only part of the period in 2023. Non-cash, stock-based compensation expense was $0.2 million in the period, compared to $0.3 million for the same period in the prior year.

Gain (loss) from equity investment

Loss from equity investments for the three months ended September 30, 2024 was approximately $27 thousand, compared to a loss of approximately $8 thousand for the three months ended September 30, 2023. The increase in loss is due to a decrease in revenue from the equity method JV’s.

Interest Expense and Financing Fees

Interest expense and financing fees were approximately $0.3 million for the three months ended September 30, 2024, compared to approximately $0.4 million for the three months ended September 30, 2023.

Comparison of the Nine Months Ended September 30, 2024, and 2023

Revenue

Revenue for the nine months ended September 30, 2024 was approximately $4.8 million, compared to approximately $1.6 million for the nine months ended September 30, 2023. The $4.8 million in revenue for the first nine months of 2024 was primarily related to clinic revenue from the consolidated Georgia JV and WFI. The increase of approximately $3.2 million, or approximately 196%, was primarily related to the acquisition of WFI.

Cost of Revenue

Cost of revenue for the nine months ended September 30, 2024 was approximately $2.7 million, compared to approximately $1.0 million for the nine months ended September 30, 2023. The increase in our cost of revenue was primarily related to the acquisition of WFI.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses for the nine months ended September 30, 2024 were approximately $5.6 million, compared to approximately $5.6 million for the nine months ended September 30, 2023. Non-cash, stock-based compensation expense was $1.6 million in the period, compared to $1.0 million for the same period in the prior year.

Gain (loss) from equity investment

Loss from equity investments for the nine months ended September 30, 2024 was approximately $9 thousand, compared to a loss of approximately $32 thousand for the nine months ended September 30, 2023. The decrease in gain is due to an increase in revenue from the equity method JV’s.

Loss on disposal of fixed assets

Loss on disposal of fixed assets for the nine months ended September 30, 2024 was approximately $0.5 million, compared to $0 for the nine months ended September 30, 2023. The increase in loss is due to the disposal of fixed assets related to the assignment of the Tampa Project lease.

Gain on lease termination

Gain on lease termination for the nine months ended September 30, 2024 was approximately $0.1 million, compared to $0 for the nine months ended September 30, 2023. The increase in gain is related to the assignment of the Tampa Project lease.

Interest Expense and Financing Fees

Interest expense and financing fees were approximately $0.8 million for the nine months ended September 30, 2024, compared to approximately $0.7 million for the nine months ended September 30, 2023.

Liquidity and Capital Resources

For the nine months ended September 30, 2024, and 2023, we had net losses of approximately $5.5 million and $6.0 million, respectively, and an accumulated deficit of approximately $63.5 million as of September 30, 2024. Approximately $3.2 million of the net loss was related to non-cash expenses for the nine months ended September 30, 2024, compared to $2.1 million for the nine months ended September 30, 2023. We had negative working capital of approximately $6.7 million as of September 30, 2024, compared to negative working capital of approximately $7.0 million as of December 31, 2023. As of September 30, 2024, we had negative stockholder’s equity of approximately $23 thousand compared to positive stockholder’s equity of approximately $0.9 million as of December 31, 2023.

We have been dependent on raising capital from debt and equity financings to meet our needs for cash required to fund our operating expenses and investing activities. During the first nine months of 2024, we received net proceeds of $1.6 million for the sale of our preferred stock, $0.9 million from the exercise of warrants, $0.7 million in net proceeds from the sale of notes payable, and $0.2 million in net proceeds for the sale of our common stock. During the first nine months of 2023, we received approximately $5.7 million for the sale of common stock and $3.2 million in proceeds from the sale of convertible notes. Until we can generate positive cash from operations, we will need to raise additional funding to meet our liquidity needs and to execute our business strategy. As in the past, we will seek debt and/or equity financing, which may not be available on reasonable terms, if at all.

Although our audited consolidated financial statements for the year ended December 31, 2023 were prepared under the assumption that we would continue operations as a going concern, the report of our independent registered public accounting firm that accompanies our consolidated financial statements for the year ended December 31, 2023 contains a going concern qualification in which such firm expressed substantial doubt about our ability to continue as a going concern, based on the consolidated financial statements at that time. Specifically, as noted above, we have incurred significant operating losses and we expect to continue to incur significant expenses and operating losses as we continue to acquire existing IVF clinics, develop the commercialization of our INVOcell solution and proceed with clinical trials of our newly acquired therapeutics. Prior losses and expected future losses have had, and will continue to have, an adverse effect on our financial condition. If we cannot continue as a going concern, our stockholders would likely lose most or all of their investment in us.

Cash Flows

The following table shows a summary of our cash flows for the nine months ended September 30, 2024 and 2023:

	2024	2023
Cash (used in) provided by:
Operating activities	(2,357,021)	(4,040,171)
Investing activities	(29,239)	(2,528,169)
Financing activities	2,625,427	7,533,749

Cash Flows from Operating Activities

As of September 30, 2024, we had approximately $0.5 million in cash, compared to approximately $1.1 million as of September 30, 2023. Net cash used in operating activities for the first nine months of 2024 was approximately $2.4 million, compared to approximately $4.0 million for the same period in 2023. The decrease in net cash used in operating activities was primarily due to the decrease in net loss.

Cash Flows from Investing Activities

During the nine months ended September 30, 2024, cash used in investing activities of $30 thousand was primarily related to the purchase of equipment for WFI. During the nine months ended September 30, 2023, cash used in investing activities of $2.5 million was primarily related to the acquisition of WFI.

Cash Flows from Financing Activities

During the nine months ended September 30, 2024, cash provided by financing activities of approximately $2.6 million was comprised of $1.6 million in proceeds from the sale of Series A Preferred Stock, $0.9 million in proceeds from warrant exercises, net proceeds of $0.7 million from the sale of notes payable, and net proceeds of $0.2 million from the sale of common stock. During the nine months ended September 30, 2023, cash provided by financing activities of approximately $7.5 million was primarily related to the sale of common stock, net of offering costs, and convertible notes.

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

Variable Interest Entities

Our consolidated financial statements include the accounts of NAYA, its wholly owned subsidiaries and variable interest entities (“VIE”), where we are the primary beneficiary under the provisions of ASC 810, Consolidation (“ASC 810”). A VIE must be consolidated by its primary beneficiary when, along with its affiliates and agents, the primary beneficiary has both (i) the power to direct the activities that most significantly impact the VIE’s economic performance, and (ii) the obligation to absorb losses or the right to receive the benefits of the VIE that could potentially be significant to the VIE. We reconsider whether an entity is still a VIE only upon certain triggering events and continually assess our consolidated VIEs to determine if we continue to be the primary beneficiary.

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

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2024, the end of the fiscal period covered by this Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2024.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Smaller reporting companies are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In October 2024, the Company issued 52,000 shares of common stock to consultants in consideration of services rendered. These shares were issued pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended. The Company did not receive any cash proceeds from this issuance.

In October 2024, we issued 190,000 shares of our common stock upon conversion of $190,000 of convertible promissory notes and accrued interest. We did not receive any proceeds upon conversion. We relied on the exemption from registration provided by Section 3(a)(9) and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

(a)	Departure of Officer

Effective November 15, 2024, Michael J. Campbell, the Company’s Chief Operating Officer and Vice President of Business Development, retired from the Company, and Mr. Campbell and the Company mutually agreed to terminate his employment agreement.

(b)	None.

(c)	Insider Adoption or Termination of Trading Arrangements

During the fiscal quarter ended September 30, 2024, none of our directors or officers informed us of the adoption, modification, or termination of a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as such terms are defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Description

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 is formatted in Inline XBRL

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

