Form 10-K
period 2024-12-31
INVO Fertility, Inc.
filed 2025-04-30
CIK 1417926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2024

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

INVO FERTILITY, INC.

(Exact name of registrant as specified in Charter)

Nevada	001-39701	20-4036208
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

5582 Broadcast Court Sarasota, Florida, 34240

(Address of Principal Executive Offices)

Registrant’s telephone number, including area code: (978) 878-9505

NAYA Biosciences, Inc.

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	IVF	The Nasdaq Stock Market LLC

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

The aggregate market value of the voting stock and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter ended June 30, 2024 was $7,381,118 based upon the closing price of the registrant’s common stock of $10.08 on the NASDAQ as of that date.

The number of shares outstanding of the registrant’s common stock, $0.0001 par value, as of April 29, 2025 was 1,066,065.

DOCUMENTS INCORPORATED BY REFERENCE

None.

FORM 10-K

INVO FERTILITY, INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include, but are not limited to, changes in economic conditions, legislative or regulatory changes, availability of capital, interest rates, competition, and unforeseen events that may impair our ability to advance our clinical programs and raise additional financing. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the Securities and Exchange Commission (“SEC”).

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

In this Annual Report on Form 10-K, INVO Fertility, Inc., formerly known as NAYA Biosciences, Inc., (INVO Fertility, Inc., together with its subsidiaries, is referred to in this document as “we”, “us”, “INVO Fertility”, “INVO”, or the “Company”), incorporates by reference certain information from parts of other documents filed with the SEC. The SEC allows us to disclose important information by referring to it in that manner. Please refer to all such information when reading this Annual Report on Form 10-K. All information is as of December 31, 2024, unless otherwise indicated. For a description of the risk factors affecting or applicable to our business, see “Risk Factors,” below.

The Company

We are, primarily, a healthcare services company focused on the fertility marketplace and dedicated to expanding access to assisted reproductive technology (“ART”) care to patients in need. Our principal commercial strategy is focused on building, acquiring, and operating fertility clinics, including “INVO Centers” dedicated primarily to offering the intravaginal culture (“IVC”) procedure enabled by our INVOcell® medical device (“INVOcell”) and US-based, profitable in vitro fertilization (“IVF”) clinics. As of the date of this filing, we have two operational INVO Centers and one IVF clinic in the United States. We also continue to engage in the sale and distribution of our INVOcell technology solution into third-party owned and operated fertility clinics.

In October 2024, we acquired a 100% interest in Naya Therapeutics, Inc. (“NAYA Therapeutics” or “NTI”), a clinical-stage oncology and autoimmune technology company. As further described below, we recently announced our strategic decision to separate from this wholly owned subsidiary, rather than attempt to integrate with our existing operations. With this separation, we will return to an exclusive focus on the fertility marketplace, change our name and ticker symbol to “INVO Fertility, Inc.” and “IVF”, respectively, and retain a minority interest in NAYA Therapeutics.

Fertility Clinics

On August 10, 2023, we consummated the first acquisition of an existing IVF clinic, the Wisconsin Fertility Institute (“WFI”). As an established and profitable clinic, the closing of the WFI acquisition more than tripled our annual revenue and became a major part of our clinic-based operations. The acquisition accelerated our transformation from a medical device company to a healthcare services company and immediately added scale and a significant source of positive cash flow to our operations. The acquisition of profitable IVF clinics complements our efforts to build new INVO Centers, and we expect to continue this strategy to accelerate overall growth.

On March 10 and June 28, 2021, we established joint ventures to open INVO Centers in Birmingham, Alabama, and Atlanta, Georgia, respectively. We established these clinics to increase use of the INVOcell, to accelerate the growth and awareness of the IVC procedure and to expand the availability of statistical and clinical data supporting its use. These clinics also enabled us to expand our revenue per fertility cycle from hundreds of dollars (from the sale of each INVOcell device) to thousands of dollars, and to significantly advance our path to profitability. We believe a dedicated INVO Centers requires less investment than a traditional IVF clinic and are operationally efficient, making them ideal for underserved secondary markets. We plan on opening additional, wholly owned INVO Centers in the coming years.

INVOcell Device

Our proprietary technology, INVOcell®, is an innovative medical device that allows fertilization and early embryo development to take place in vivo within the woman’s body. This treatment solution is the world’s first intravaginal culture technique for the incubation of oocytes and sperm during fertilization and early embryo development and provides patients with a natural, intimate, and affordable experience. As reflected in available data, we believe the IVC procedure can deliver comparable results at a lower cost than traditional IVF and is a significantly more effective treatment than intrauterine insemination (“IUI”).

Unlike IVF, where the oocytes and sperm develop into embryos in an expensive laboratory incubator, the INVOcell allows fertilization and early embryo development to take place in the woman’s body. The IVC procedure can provide many benefits, including the following:

●	May reduce lab procedures, helping clinics and doctors to increase patient capacity, lower costs and offer an affordable advanced fertility treatment option;

●	Provide a natural, stable incubation environment;

●	Offer a more personal, intimate experience in creating a baby; and

●	Reduce the risk of errors and wrong embryo transfers.

In both current utilization of the INVOcell, and in clinical studies, the IVC procedure has demonstrated equivalent pregnancy success and live birth rates as IVF.

While INVOcell remains part of our efforts, our commercial and corporate development strategy within the fertility market has expanded to focus more broadly on providing ART services through our emphasis on operating clinics.

NAYA Therapeutics

On October 11, 2024, we acquired NAYA Therapeutics with the intent to expand our business activities beyond fertility and to create a healthcare portfolio company initially focused on a commercial-stage fertility business combined with a unique clinical-stage oncology and autoimmune technology business.

In April 2025, not having received sufficient shareholder support for key elements of the NAYA Therapeutics transaction at a shareholder meeting scheduled for March 10, 2025 (further detail available below under Recent Developments – 2024 Annual Meeting), upon advice of counsel and of our proxy solicitation firm, as well general feedback from stakeholders, we elected to re-focus exclusively on our fertility business. As such, we recently changed our name to “INVO Fertility, Inc.”, and expect to divest a majority interest in NAYA Therapeutics and change our ticker symbol “IVF,”. This planned divestiture is subject to completing definitive transaction documents and key closing conditions, including receipt of necessary approvals. We anticipate completing the transaction during the second quarter of 2025.

We remain enthusiastic about its prospects and will retain a minority stake in NAYA Therapeutics, which we hope to monetize in the future through value appreciation that could be generated from the clinical development of its bifunctional antibodies. We intend to retain this minority stake in NTI as an asset on our balance sheet.

NAYA Therapeutics is advancing a portfolio of highly-competitive clinical candidates including NY-303, a first-in-class GPC3 x NKp46 bifunctional antibody for the treatment of hepatocellular carcinoma (HCC) with a unique mode of action targeting non-responders to the current immunotherapy standard of care (approximately 70% of the current treatable market) cleared to enroll patients in a Phase i/ii a monotherapy trial in 2025, NY-500, an AI-Optimized bifunctional antibody aiming to be the first PD1 x VEGF therapeutic to market in HCC, and NY-338, a CD38 x NKp46 bifunctional antibody for the treatment of multiple myeloma with a differentiated safety and efficacy profile.

Recent Developments

Name Change

On April 14, 2025, we changed our corporate name to INVO Fertility, Inc., pursuant to an Amendment to Articles of Incorporation filed with the Nevada Secretary of State on April 14, 2025 (the “Name Change”). Pursuant to Nevada law, a stockholder vote was not necessary to effectuate the Name Change.

We also announced that we intend for our common stock to cease trading under the ticker symbol “NAYA” and begin trading under our new ticker symbol, “IVF”, on the Nasdaq Capital Market, on April 28, 2025.

Reverse Split

On March 18, 2025, we filed a certificate of change (the “Certificate of Change”) with the Secretary of State of the State of Nevada to effectuate a 1-for-12 reverse stock split (the “Reverse Stock Split”) of our shares of common stock, par value $0.0001 per share (“Common Stock”). The Reverse Stock Split became effective at 12:01 a.m., Eastern Time, on Tuesday, March 18, 2025, and our Common Stock began trading on a split-adjusted basis when The Nasdaq Stock Market (“Nasdaq”) opened on March 18, 2025.

When the Reverse Stock Split became effective, every 12 shares of Common Stock issued and outstanding were automatically reclassified and combined into one share of Common Stock, without any change in the par value per share, and a proportionate adjustment was made to our authorized shares of Common Stock such that the Company now has 4,166,667 shares of authorized Common Stock. In addition, a proportionate adjustment has been made to the per share exercise price and the number of shares issuable upon the exercise of all outstanding stock options and warrants to purchase shares of Common Stock and the number of shares reserved for issuance pursuant to our equity incentive compensation plans. No fractional shares of Common Stock were issued in connection with the Reverse Stock Split. Stockholders who otherwise would have been entitled to receive fractional shares of Common Stock had their holdings rounded up to the next whole share.

2024 Annual Meeting

On February 11, 2025, we filed a definitive proxy statement (the “February Proxy”) in connection with our annual meeting of stockholders (the “2024 ASM”). The 2024 ASM was scheduled for March 10, 2025, at 12 pm Eastern Time, and had a record date of January 24, 2025.

The February Proxy included standard proposals (the “Standard Proposals”) for stockholders (i) to elect five new directors (the “New Board Slate”) to our board of directors (the “Board”) and (i) to ratify the appointment of M&K CPAS, PLLC as our independent registered public accounting firm for the fiscal year ended December 31, 2024. The Standard Proposals customarily would have been voted on at a stockholder meeting in calendar year 2024. We opted to delay holding our 2024 annual stockholder meeting until 2025 to hold a single meeting that would cover both the Standard Proposals and a number of special proposals (the “Special Proposals”) requesting that the stockholders approve (i) the issuance, in accordance with Nasdaq Listing Rule 5635(a), of Common Stock, upon conversion of our outstanding Series C-1 and C-2 Non-Voting Convertible Preferred Stock, upon conversion of an outstanding 7.0% Senior Secured Convertible Debenture in the principal balance of $3,934,146 due December 11, 2025 (the “Debenture”), and upon settlement of restricted stock units and exercise of stock options issued in exchange for restricted stock units and stock options that were previously granted to certain directors, employees, and consultants of the NAYA Therapeutics, (ii) an amendment to our Second Amended and Restated 2019 Stock Incentive Plan to increase the number of shares of Common Stock available for issuance thereunder to an amount of 8,200,000 (pre-reverse split), equal to approximately 15% of the total of the total issued and outstanding stock, including shares issued upon conversion of our Series C-1 and C-2 Non-Voting Convertible Preferred Stock, and (iii) an amendment to our Amended and Restated Articles of Incorporation to increase the number of authorized shares of Common Stock from 50,000,000 to 100,000,000 after a reverse split of our Common Stock approved by the Board at a ratio ranging from any whole number between 1-for-2 and 1-for-20, as determined by the Board in its discretion, subject to the Board’s authority to abandon such reverse stock split.

While Standard Proposals received sufficient votes for approval, several Special Proposals did not garner the necessary votes required for approval. Upon advice of counsel and our proxy solicitation firm, the Board approved the postponement of the 2024 ASM to April 9, 2025, the fixing of a new record date on March 10, 2025, and the filing of a new definitive proxy statement (the “March Proxy”).

As a result of this postponement and of the new record date, all votes cast by stockholders with respect to the proposals included in the February Proxy became null and void. The March Proxy was delivered with a new proxy card pursuant to which stockholders were asked to vote again on the Standard Proposals.

The 2024 ASM was held solely to cover the Standard Proposals and to regain compliance under Nasdaq Rules 5620(a) and 5801(s)(2)(G) that require companies listed on Nasdaq to hold an annual meeting of stockholders within twelve months of the fiscal year’s end (the “ASM Rule”). Pursuant to the previously disclosed notice received from the staff (the “Staff”) of The Nasdaq Stock Market LLC, we had until February 25, 2025, to submit a plan to regain compliance under the ASM Rule. We submitted a plan to the Staff in a timely fashion and, on February 28, 2025, the Staff notified us that we were granted an extension until June 30, 2025, to regain compliance with the ASM Rule.

The Standard Proposals in the March Proxy included (a) the re-election of existing directors to the Board (as would have been submitted for approval had the 2024 ASM been held in calendar year 2024, and in lieu of the New Board Slate included in the February Proxy), and (b) ratification of M&K CPAs LLC as our independent registered public accounting firm for the fiscal year ending December 31, 2024.

At the 2024 ASM, the stockholders approved the Standard Proposals in the March Proxy.

Nasdaq

On January 10, 2025, we received notice (the “Notice”) from the Staff advising us that we no longer complied with the ASM Rule, as we did not hold an annual meeting of stockholders in the fiscal year ended December 31, 2024. The Notice had no immediate effect on the listing of our common stock.

Pursuant to the Notice, Nasdaq gave us 45 calendar days, or until February 24, 2025, to submit a plan to regain compliance. On February 24, 2025, we wrote to the Staff to present our plan to hold the 2024 ASM and, on February 28, 2025, we were granted our request for an extension until June 30, 2025. Having held the 2024 ASM on April 9, 2025, we have completed the required action to regain compliance with the ASM Rule and, on April 15, 2025, we received confirmation from the Staff that we have regained compliance under the ASM Rule.

On September 18, 2024, we received a letter from the Staff indicating that we failed to maintain a minimum closing bid price of $1.00 per share for the prior 34 consecutive days and, as such, no longer satisfied Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Rule”). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we were provided a grace period of 180 calendar days, or until March 17, 2025, to regain compliance with the Minimum Bid Rule.

On March 18, 2025, we effected a 1-for-12 reverse stock split (the “March 2025 Reverse Split”) in an effort to evidence compliance with the Minimum Bid Rule. To regain compliance with the Minimum Bid Rule, an issuer must evidence a closing bid price of at least $1.00 per share for a minimum of 10, but generally not more than 20, consecutive trading days.

On March 25, 2025, we were notified by the Staff that because we did not evidence compliance with the Minimum Bid Rule by March 17, 2025, the Staff determined that our securities should be delisted from Nasdaq.

As of the close of business on March 31, 2025, we evidenced a closing bid price of at least $1.00 per share for 10 consecutive business days and, on March 31, 2025, the Staff determined that we had regained compliance with the Minimum Bid Rule. Accordingly, our securities are no longer subject to delisting under the Minimum Bid Rule and the matter has been closed.

On April 16, 2025, we, received a letter from the Staff indicating that we failed to file our Annual Report on Form 10-K for the year ended December 31, 2024 (the “Filing”), on a timely basis and, as such, no longer satisfy Nasdaq Listing Rule 5250(c)(1) (the “Timely Filing Rule”).

The letter had no immediate effect on the listing of our common stock.

The letter also stated that, in accordance with Nasdaq rules, we have 60 calendar days from the date of the letter to submit a plan to regain compliance with the Timely Filing Rule. Should the Staff accept such plan, it could grant an exception of up to 180 calendar days from the Filing’s due date, or until October 13, 2025, to regain compliance.

Public Offering

On January 14, 2025, we consummated a public offering (the “January 2025 Offering”) of 1,134,598 units (“Units”), each consisting of either one share of Common Stock, or one pre-funded warrant to purchase one share of Common Stock (the “January 2025 PFWs”) in lieu thereof, and one warrant to purchase one share of Common Stock at an offering price of $8.40 per Unit (the “January 2025 Warrants”). The January 2025 Warrants are exercisable from and after the date of their issuance and expire on the five-year anniversary of such date, at an exercise price of $8.40 per share of Common Stock. Each January 2025 PFW is immediately exercisable at an exercise price of $0.0012 per share and may be exercised at any time until all of the January 2025 PFWs are exercised in full. In connection with the January 2025 Offering, we entered into a securities purchase agreement (the “January 2025 SPA”) with certain institutional investors who purchased Units in this January 2025 Offering.

The securities issued in the January 2025 Offering were offered pursuant to our registration statement on Form S-1, as amended (File No. 333-283872) (the “January 2025 S-1”), initially filed by us with the Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended (the “Securities Act”), on December 17, 2024 and declared effective on January 13, 2025.

We closed the January 2025 Offering on January 14, 2015, raising gross proceeds of approximately $9.5 million before deducting placement agent fees and other offering expenses payable.

The stated intention for net proceed utilization included (i) up to $2,500,000 to fund the second installment of the purchase price for WFI; (ii) $4,000,000 to redeem 4,000 shares of our Series C-2 preferred stock with a stated value of $4,000,000; (iii) up to $1,950,000 towards outstanding debt obligations that were payable prior to or upon completion of the January 2025 Offering and that we did not otherwise restructure or refinance, and (iv) the balance for clinical trials, product development, marketing, strengthening the corporate management team, working capital, and general corporate purposes.

Also in connection with the January 2025 Offering, on January 13, 2025, we entered into a placement agency agreement (the “January 2025 PAA”) with Maxim Group LLC (“Maxim”), pursuant to which (i) Maxim agreed to act as lead placement agent on a “best efforts” basis in connection with the January 2025 Offering, and (ii) we agreed to pay Maxim an aggregate fee equal to 6.5% of the gross proceeds raised in the January 2025 Offering (or 5.0% in the case of certain investors) and warrants to purchase up to 62,197 shares of Common Stock at an exercise price of $10.50 per share (the “Maxim January 2025 Warrants”). The Maxim January 2025 Warrants are exercisable at any time after the six-month anniversary of the closing date, from time to time, in whole or in part, until five (5) years from the commencement of sales of the securities in the January 2025 Offering. Additionally, we reimbursed Maxim for certain expenses and legal fees up to $90,000.

The January 2025 PAA and the January 2025 SPA contain customary representations, warranties and agreements made by us, customary conditions to closing, indemnification obligations by us, Maxim or the investors, as the case may be and other obligations of the parties.

Pursuant to the terms of the January 2025 SPAs and January 2025 PAA, we agreed that for a period of up to ninety (90) days from the closing of the January 2025 Offering, that neither we nor any subsidiary may (i) issue, enter into any agreement to issue or announce the issuance or proposed issuance of any shares of Common Stock or Common Stock equivalents or (ii) file any registration statement or prospectus, or any amendment or supplement thereto, in each case, subject to certain exceptions. We also agreed not to effect or enter into an agreement to effect any issuance of Common Stock or Common Stock equivalents involving a Variable Rate Transaction, as defined in the January 2025 SPA, for a period of up to twelve (12) months following the closing of the January 2025 Offering, subject to certain exceptions.

On January 14, 2025, we entered into a warrant agency agreement (the “January 2025 WAA”), with Transfer Online, Inc. appointing Transfer Online, Inc. as warrant agent for the January 2025 Warrants.

In connection with the January 2025 Offering, on January 13, 2025, we entered into a Class C-2 Preferred Stock Redemption Agreement (the “FNL C-2 Redemption Agreement”) with Five Narrow Lane, LP (“FNL”), pursuant to which we agreed to purchase and acquire from FNL 4,000 shares of our Series C-2 Convertible Preferred Stock (the “C-2 Preferred Stock”) for $4,000,000. Accrued dividends of $104,444.44, plus any other accrued payments under the Certificate of Designations for the C-2 Preferred Stock, remain outstanding.

Operations

Our critical management and leadership functions are carried out by our management team. In the Fertility Clinic segment, each clinic is separately staffed with employees necessary to manage daily activities, while most administrative tasks are centralized and handled by the INVO corporate staff. With respect to the INVOcell Device segment, we have contracted out the manufacturing, assembly, packaging, and labeling to a medical manufacturing company, sterilization of the device to a sterilization specialist, and storage and shipping to a third part logistics company. In the Therapeutics Segment, we have a separate staff dedicated to the development of our intellectual property.

Wisconsin Fertility Institute

On August 10, 2023, we consummated the first acquisition of an existing IVF clinic, WFI. As an established and profitable clinic, WFI has a full staff, including a reproductive and endocrinology and infertility medical doctor (“REI”), an OBGYN trained to provide fertility treatment and a full complement of medical, laboratory and administration staff. In June 2024, we replaced WFI’s REI with an REI that had previously worked at the clinic and was well acquainted with its staff and procedures. WFI’s staff manages most day-to-day activities, which, except for medical matters, is overseen by our VP operations. Upon closing the acquisition, our corporate staff assumed finance, accounting, tax and other overhead responsibilities.

Alabama JV

On March 10, 2021, our wholly owned subsidiary, INVO Centers, LLC (“INVO CTR”) formed a joint venture with HRCFG, LLC (“HRCFG”) to establish an INVO Center in Birmingham, Alabama. The name of the joint venture is HRCFG INVO, LLC (the “Alabama JV”). The responsibilities of HRCFG’s principals include providing clinical practice expertise, performing recruitment functions, providing all necessary training, and providing day-to-day management of the INVO Center. Our responsibilities include providing funding to the Alabama JV and being the exclusive provider of the INVOcell. We also perform all required, industry-specific compliance and accreditation functions, and product documentation for product registration. The Birmingham INVO Center opened to patients on August 9, 2021.

Georgia JV

On June 28, 2021, INVO CTR formed a joint venture with Bloom Fertility, LLC (“Bloom”) to establish an INVO Center in Atlanta, Georgia. The name of the joint venture is Bloom INVO LLC (the “Georgia JV”). The responsibilities of Bloom include providing all medical services required for the operation of the INVO Center. Our responsibilities include providing funding to the Georgia JV, lab services, quality management, and being the exclusive provider of the INVOcell. We also perform all required, industry specific compliance and accreditation functions, and product documentation for product registration. The Atlanta INVO Center opened to patients on September 7, 2021.

INVOcell

To date, we have completed a series of important steps in the successful development and manufacturing of the INVOcell:

●	Manufacturing: We are ISO 13485:2016 certified and manage all aspects of production and manufacturing with qualified suppliers. Our key suppliers, which include NextPhase Medical Devices, R.E.C. Manufacturing Corporation, and Casco Bay Molding, have been steadfast partners since our company first began and can provide us with virtually an unlimited capability to support our growth objectives, with all manufacturing performed in the New England region of the U.S.

●	Raw Materials: All raw materials utilized for the INVOcell are medical grade and commonly used in medical devices (e.g., medical grade silicone, medical grade plastic). Our principal molded component suppliers, Casco Bay Molding and R.E.C. Manufacturing Corporation, are well-established companies in the molding industry and are either ISO 13485 or ISO 9001 certified. The molded components are supplied to our contract manufacturer for assembly and packaging of the INVOcell system. The contract manufacturer is ISO 13485 certified, and U.S. Food & Drug Administration (“FDA”) registered.

●	US Marketing Clearance: The safety and efficacy of the INVOcell has been demonstrated and cleared for marketing and use by the FDA in November 2015.

●	Clinical: In June 2023, we received FDA 510(k) clearance to expand the labeling on the INVOcell device and its indication for use to provide for a 5-day incubation period. The data supporting the expanded 5-day incubation clearance demonstrated improved patient outcomes.

NAYA Therapeutics

On October 11, 2024, we acquired NAYA Therapeutics, which has its own staff of experts, advisors, and management with a long history in the development of biotechnology assets. The operational approach is based on a diversified intellectual property portfolio that is managed through early stages of development before partnering with large pharmaceutical companies for clinical trial completion and commercialization.

Employees

As of December 31, 2024, INVO employed 8 full time employees. The clinics employed an additional 20 full time and 4 part time employees. NAYA Therapeutics had 5 full time employees. We also engage consultants to further support our operations.

Market Opportunity

Fertility Clinics and INVOcell Device

The global ART marketplace is a large and growing, multi-billion-dollar industry across the world as increased infertility rates, greater patient awareness and improving financial incentives, such as insurance and governmental assistance, continue to drive demand. According to the European Society for Human Reproduction’s 2024 ART Fact Sheet, one in six couples worldwide experience fertility challenges. Additionally, the worldwide market remains vastly underserved as a high percentage of patients in need of care continue to go untreated each year for many reasons, but key among them are capacity constraints and cost barriers. There have been large increases in the use of IVF, with current estimates of approximately 4 million ART cycles performed globally each year, producing around 1 million babies. Regrettably, this only amounts to less than 5% of the infertile couples worldwide being treated and less than 2% of such couples having a child though IVF. The industry remains capacity constrained which creates challenges in providing access to care for the volume of patients in need. A survey by “Resolve: The National Infertility Association,” indicates the two main reasons couples do not use IVF is cost and geographical availability (and/or capacity).

In the United States, infertility affects an estimated 10%-15% of the couples of childbearing-age, according to the American Society of Reproductive Medicine (2017). According to the Centers for Disease Control (“CDC”), there are approximately 6.7 million women with impaired fertility. Based on 2022 data from the CDC’s National ART Surveillance System, approximately 435,000 IVF cycles were performed across ~500 IVF centers, leaving the U.S. with a large, underserved patient population, similar to most markets around the world.

Our corporate development strategy is aimed at taking advantage of the fertility market’s imbalance between supply and demand. We have identified a number of locations in the United States with attractive demographics and fertility service levels that would be ideal for the opening of new INVO Centers. Similarly, we have identified several profitable US-based IVF practices suitable for acquisition.

NAYA Therapeutics

According to international market research firm, Research and Markets, the global bispecific antibodies market is projected to witness over 40% compound annual growth rate and reach over $80 billion by 2030.

The development of bispecific antibodies began when scientists recognized the potential of monoclonal antibodies. This marked the start of a new era in therapeutics in the late 1990s. Bispecific antibodies offer multiple benefits, including dual targeting of different antigens, improved specificity, enhanced targeting ability, reduced dose-limiting toxicities, and the potential for drug-drug or drug-to-protein conjugates. These antibodies provide diversity by targeting two different tumor and/or immune cell antigens or epitopes simultaneously.

NAYA Therapeutics’ addressable market is significant. According to a Delveinsight July 2023 report on the multiple myeloma, the global market size in 2022 for multiple myeloma treatments was $20 billion and is expected to continue to grow significantly with the introduction of new products. The current market leader, CD38 targeting monoclonal antibody, Darzalex (daratumumab) reached $8 billion in global sales in 2022.

Market growth is supported by the FDA’s recent approvals for bispecific antibodies, including BCMA targeting CARVYKTI™, TECVAYLI™ in 2022 and GPRC5D targeting Talvey in 2023 from Johnson & Johnson. The new BCMA targeting bispecific antibody from Pfizer, Elrexfio, was approved in August 2023. Additional bispecific antibodies from Abbvie, Regeneron and Roche are in early stage of clinical development. There also are several other GPC3-targeting antibodies or cell therapies being developed by AstraZeneca, Takeda, Legend Biotech, and Adicet Bio in collaboration with Regeneron.

According to Polaris Market Research, the market size for liver cancer treatment was $2.44 billion in 2022 and is expected to grow a compounded annual growth rate of 20% to reach $10.48 billion in 2030. Market growth is supported by increased incidence and the 2022 approval of a new standard of care, Merck’s Keytruda and a combination of two biological drugs commercialized by Genentech Roche, Telecentriq and Avastatin.

Competitive Advantages

INVOcell Device and INVO Centers

Over the past several years, the principal focus of our commercial efforts has shifted from the distribution of our INVOcell device to the provision of fertility clinic services through our INVO Centers and IVF clinic acquisition. For the most part, our clinical activities have been focused on secondary markets where there is a greater imbalance between the need for ART treatment and the number of cycles available. Combined with our ability to offer a wider range of advanced fertility care, including IVC, IVF and IUI, at multiple price points, our clinics have the opportunity for differentiation from our competitors. As with our INVOcell technology, we continuously look for new solutions that can create greater efficiency and effectiveness in the provision of fertility cycles and support our efforts to democratize fertility care.

While a smaller part of our current business, we continue to believe that our INVOcell device, and the IVC procedure it enables, can play a key role in making advanced fertility care more affordable and accessible. We continue to engage with sympathetic third-party clinics that share our same vision and that use our one-of-a-kind INVOcell device.

Unlike IVF, where the oocytes and sperm develop into embryos in a laboratory incubator, the INVOcell allows fertilization and early embryo development to take place in the woman’s body. We believe that the IVC procedure can provide the following benefits:

●	May reduce lab procedures, helping clinics and doctors to increase patient capacity, lower costs and offer a more affordable advanced fertility treatment option;

●	A natural and stable incubation environment;

●	A more personal, intimate experience in creating a baby; and

●	A reduced risk of errors and wrong embryo transfers.

In both current utilization of the INVOcell, and in clinical studies, the IVC procedure has demonstrated equivalent pregnancy success and live birth rates as IVF and generally may be offered at a significant discount to IVF cycles.

NAYA Therapeutics

Given the rapid growth of the bispecific antibody market, the competition has increased significantly. There are many companies developing bispecific antibodies including Amgen, AstraZeneca, Johnson & Johnson, Merus, Pfizer, Sanofi, Xencor, Zymeworks. We believe that NAYA is uniquely positioned to capitalize on the growing demand for multifunctional antibodies as the current and next generation of therapies demonstrate increased efficacy and safety over the legacy monoclonal antibodies, which are currently dominating the oncology and auto-immune disease market. NAYA Therapeutics’ NY-338, is, to the best of our knowledge, the first CD38-targeting NK engager to enter clinical trials, and the first bispecific antibody to target both NKp46 to redirect NK cells and CD38, with the potential to demonstrate both efficacy and safety advantages. We aim to differentiate ourselves from the companies and products as the first company to enter clinic trials with a GPC3 targeting NK engager bispecific antibody.

Sales and Marketing

Fertility Clinics

Our two INVO Centers and our Wisconsin IVF clinic employ various strategies to build awareness for their services and/or to maintain and grow patient flow and fertility cycle volume. The principal source of patient flow comes through OBGYN referrals and patient word of mouth. Our clinical staff maintain relationships with the local OBGYN community and organize virtual and in person events to showcase our centers’ services, fertility treatment effectiveness statistics and quality of our clinical personnel. We also conduct regular social and other media campaigns to attract new patients and to build awareness.

At the corporate level, we seek to build general awareness for our clinical activities and IVC procedure results with a view to drive patients to our centers and to grow demand for our INVOcell device. These efforts also support our ongoing work to open new INVO Centers and to acquire additional IVF clinics.

The acquisition of existing IVF clinics requires less sales and marketing effort compared to opening new INVO Centers, as they have established patient flows that can be built upon. When entering a new market with an INVO Center, we leverage the experience developed in establishing our Alabama and Georgia joint ventures. We employ fine-tuned strategies to secure patient flow levels that can enable new INVO Centers to become profitable and contribute economically to our overall business as soon as possible. Primarily, our INVO Centers seek to employ local, reputable physicians with strong ties to the OBGYN community.

INVOcell Device

Historically, our approach to marketing INVOcell was focused on identifying partners within targeted geographic regions that we believe could best support our efforts to expand access to advanced fertility treatment using the INVOcell and IVC procedure for the large number of underserved infertile people around the world. Those efforts resulted in the execution of a series of distribution agreements with partners across the globe. More recently, as we shifted our focus to opening INVO Centers and acquiring IVF clinics, which activities have been centered in the US, and as a result of the limited traction experienced in international markets, proactive marketing efforts for the INVOcell have been limited to the United States. In our domestic market, we distribute the INVOcell directly to a number of third-party IVF clinics and we remain open to pursuing foreign markets that present a realistic opportunity for incremental revenue on a profitable basis.

NAYA Therapeutics

Given the early stage of development for NAYA Therapeutics’ technologies, our focus is entirely on clinical activities. Our strategy is to partner with large pharmaceutical companies for the commercialization of FDA-approved solutions.

Competition

Fertility Clinics and INVOcell Device

Our fertility clinics, within their own local markets, compete with other local fertility clinics largely on the basis of reputation, quality of patient care, and general pricing. Our INVO Centers (in Alabama and Georgia) as well as our newly acquired IVF clinic in Wisconsin, have at least 1 or more competing fertility clinics within a 25-mile radius. We believe each of our existing centers compete effectively on price and quality of care in their respective markets.

The fertility treatment regimens with whom the INVOcell and IVC procedure compete when infertile people, in conjunction with their physician, are choosing the treatment method include drug-only stimulation, IUI, and conventional IVF. The fertility industry is highly competitive and characterized by long-standing well-entrenched procedures. Our INVOcell device enables the first new advanced treatment incubation alternative in over forty years. We face competition from all ART practitioners and device manufacturers. To date, most advancements in the ART market have been limited to incremental improvements to the various products designed to simply support conventional IVF.

The only ART medical device competitor for INVOcell that we are aware of was an intrauterine device called AneVivo™, developed by Anecova, a Swiss life sciences company. The principal difference between the INVOcell and AneVivo™ is the latter’s placement inside the woman’s uterus for early embryo development. We believe that placing the device in the uterus may be more invasive and thus may increase the risk to patients compared to the INVOcell, which is placed in the vaginal cavity. It appears that Anecova is no longer active.

NAYA Therapeutics

There are several other GPC3-targeting antibodies or cell therapies being developed by AstraZeneca, Takeda, Legend Biotech, and Adicet Bio in collaboration with Regeneron.

The principal competitors for liver cancer treatment include Merck’s Keytruda™ as well as a combination of two biological drugs commercialized by Genentech Roche, Tecentriq™ and Avastin™.

The current market leader for multiple myeloma, CD38 targeting monoclonal antibody, is Johnson & Johnson’s Darzalex ™ (daratumumab).

For bi-specific antibodies, competitors include BCMA targeting Tecvaly™ in and GPRC5D targeting talquetamab (Talvey ™, J&J) from Johnson & Johnson, as well as Elrexfio™ from Pfizer. Additional bispecific antibodies from Abbvie, Regeneron, and Roche are in early stage of clinical development.

For additional information about competition, see Risk Factors in Item 1A of this Annual Report on Form 10-K.

Government Regulation

With respect to our Clinic Segment, all our clinics are subject to standard governmental and oversight regulations and must meet certain standards to be certified and operational. With respect to our NAYA Therapeutics segment, our activities are at an embryonic stage and pursued in accordance with FDA regulations.

With respect to our INVOcell segment, in November 2015, the FDA granted our petition for de novo classification of the INVOcell. Special controls include clinical and non-clinical performance testing, biocompatibility, sterility and shelf-life testing, and labeling. These special controls also apply to competing products that seek 510(k) clearance under the classification regulation for IVC systems, including our own 510(k) effort to expand the labeling on INVOcell from a 3-day incubation period to up to a 5-day incubation period. In June 2023, we received FDA 510(k) clearance to expand the labeling on the INVOcell device and its indication for use to provide for a 5-day incubation period.

We are not actively targeting international markets for INVOcell, although we are willing to engage with potential foreign partners that seek us out and demonstrate a commitment to apply sufficient resources to develop their specific market. Every country has its own, often different regulatory and registration requirements for medical devices, and our decision to support a potential partner will also be based on those requirements.

In general, we may be subject to healthcare fraud, waste, and abuse regulation and enforcement by the federal government and the governments in the states and foreign countries in which we might conduct our business. The federal laws and many state laws generally apply only to entities or individuals that provide items or services for which payment may be made under a government healthcare program. These include laws that prohibit the following:

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

These laws are subject to extensive and increasing enforcement by numerous federal, state, and local government agencies including the Office of Inspector General, the Department of Justice, the Centers for Medicare & Medicaid Services, and various state authorities. At present, our products and services are not reimbursable under any government healthcare program. If, however, that changes in the future and it were determined that we were not in compliance with these federal fraud, waste, and abuse laws, we would be subject to liability.

We are subject to the requirements of the Health Insurance Portability and Accountability Act of 1996, the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH Act”), and related implementing regulations (together, “HIPAA”). Under HIPAA, we must have in place administrative, physical, and technical standards to guard against the misuse of individually identifiable health information. In the ordinary course of our business as a Business Associate, and with INVO Centers, as a Covered Entity, we may use, collect, and store sensitive data, including protected health information (“PHI”). We face risks relative to protecting this critical information, including loss of access risk, inappropriate disclosure risk, inappropriate modification risk, and the risk of being unable to adequately monitor our controls. Our information technology and infrastructure may be vulnerable to attacks by hackers or viruses or breached due to employee error, malfeasance, or other disruptions. Failure to comply with HIPAA, including through a breach of PHI, could result in penalties and sanctions, and materially harm our business.

For additional information about government regulation applicable to our business, see Risk Factors in Item 1A.

Intellectual Property

Fertility Clinics and INVOcell

We rely on a combination of copyright and trademark laws in the United States and other countries to obtain and maintain our intellectual property. In the past, we protected our intellectual property by, among other methods, filing patent applications with the U.S. Patent and Trademark Office (the “USPTO”) and its foreign counterparts on inventions related to the development of our business. Our recent attempt to redesign the INVOcell device, including process improvements on the IVC procedure, in support of a new patent application were not successful as the USPTO’s preliminary findings opined that the new application was not sufficiently different from our expired patents. Given our limited resources and, pursuant to advice of counsel and the expected difficulty in reversing the USPTO’s initial finding, we decided to abandon the application.

Our portfolio of U.S. registered trademarks includes the following:

●	Registration Nos. 6146631 and 3757982 for INVOCELL
●	Registration No. 4009827 for INVO
●	Registration No. 4009828 for INVO BIOSCIENCE

We also have pending U.S. applications to register the trademark Life Begins Within (App. No. 90803801).

NAYA Therapeutics Segment

NAYA Therapeutics owns a total of twenty-two (22) pending patent applications in two families. Each family includes one (1) US and one (1) European patent application, and nine (9) patent applications in other foreign jurisdictions. One family is based on WO 2022/216744 and covers NY-303, while the other family is based on WO 2022/216723 and covers NY-338.

The Kadouche/CNRS multispecific antibody license with NAYA for NY-303 and NY-338 includes thirteen (13) patents and patent applications, including two (2) granted US patents, two (2) pending US patent applications, two (2) granted European patents, and one (1) pending European patent application, as well as six (6) granted patents in other foreign jurisdictions.

NAYA licenses from Yissum ten (10) pending patent applications for NY-303 and NY-338, which include one (1) US and one (1) European patent application and eight (8) patent applications in other foreign jurisdictions. NAYA licenses from INSERM five (5) pending patent applications for NY-338, which includes one (1) US and one (1) European patent application and three (3) patent applications in other foreign jurisdictions.

NAYA entered into a direct licensing agreement for the use of NY-303 and the necessary intellectual property rights Bispecific antibody technology from Dr. Jean Kadouche and CNRS (The French Center for National Scientific Research) fully paid through by Cytovia Therapeutics. Additionally, NAYA entered into a direct licensing agreement to utilize the product-specific NKp46 license from Yissum, the Technology Transfer Company of the Hebrew University of Jerusalem.

For additional information about our intellectual property, see Risk Factors in Item 1A of this Annual Report on Form 10-K.

Available Information

We maintain several internet websites, including www.invobio.com, www.nayabiosciences.com, and www.invocell.com. We make available, free of charge through our website, our annual report on Form 10-K, current reports on Form 8-K, quarterly reports on Form 10-Q and each amendment to these reports. Each such report is posted on our website as soon as reasonably practicable after such report is filed with the SEC via the EDGAR system.

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

From the inception of our consolidated subsidiaries on January 5, 2007, through December 31, 2024, we had an accumulated net loss of $67.2 million. There can be no assurances that we will be able to achieve a level of revenues adequate to generate sufficient cash flow from operations or additional financing through private placements, public offerings and/or bank financing necessary to support our working capital requirements. To the extent that funds generated from any private placements, public offerings and/or bank financing are insufficient, we will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on acceptable terms. These conditions raise substantial doubt about our ability to continue as a going concern. If adequate working capital is not available, we may be forced to discontinue operations, which would cause investors to lose their entire investment.

We have substantial indebtedness outstanding, and our operations are significantly leveraged.  If we were unable to service our indebtedness, our business would be adversely affected.

In order to finance our operations we have incurred substantial indebtedness, including our secured convertible debenture held by Five Narrow Lane LP and our secured obligation to Decathlon. We may not be able to continue to service our debt in the future. If we are unable to service our debt and fail to pay our debt obligations in a timely fashion, we will be in default under one or more of our loan agreements.  Upon such a default, our secured creditors could exercise their rights and remedies under the applicable loan agreements, which could include seizing all of our assets and selling them off under the Uniform Commercial Code and the loan agreements. Any such action would have a material adverse effect on our business and prospects.

We will need to raise additional funding, which may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate operations.

We do not expect that our current cash position will be sufficient to fund our current operations and service our current debt obligations for the next 12 months. Our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, government or other third-party funding or a combination of these approaches. Raising funds in the current economic environment may present additional challenges. Even if we believe we have raised or generated sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations.

Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. Moreover, the terms of any financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our shares to decline. The sale of additional equity or convertible securities may dilute our existing stockholders. The incurrence of additional indebtedness would result in increased fixed payment obligations, and we may be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. We could also be required to seek funds through arrangements with collaborative partners or otherwise at an earlier stage than otherwise would be desirable and we may be required to relinquish rights to some of our technologies or product candidates or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results and prospects.

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

Risks Related to the Acquisition of NAYA Therapeutics

NAYA Therapeutics has a limited operating history and has no products approved for commercial sale, which may make it difficult for you to evaluate the success of NAYA Therapeutics business to date and to assess its future viability.

NAYA Therapeutics is a clinical stage biotechnology company with a limited operating history upon which we can evaluate NAYA Therapeutics business and prospects. Although the management of NAYA Therapeutics and its service providers have substantial experience in successfully conducting and completing clinical trials, including large-scale, pivotal clinical trials, obtain marketing approval, manufacturing a clinical or commercial scale product or arranging for a third party to do so on our behalf or conduct sales and marketing activities necessary for successful product commercialization, there is no guarantee that NAYA may be able to successfully advance its pipeline. Typically, it takes about three to six years to develop a new biological drug from the time it enters Phase I clinical trials to when it is approved for treating patients, but in many cases it may take longer. Predictions about NAYA Therapeutics future success or viability are highly dependent on sufficient timely financing and the ability of our leadership to execute its development plans and scale-up efficiently its operations.

Risks Related to the Acquisition of Wisconsin Fertility Institute

We may not be able to successfully manage Wisconsin Fertility Institute and to achieve the benefits expected to result from the acquisition.

The acquisition of WFI may present challenges to management, including the integration of our operations and personnel and that of WFI, continued management of the clinic and special risks, including possible unanticipated liabilities, unanticipated integration costs and diversion of management attention.

We cannot assure you that we will successfully integrate or profitably manage WFI’s businesses. Even if we are able to integrate and profitably manage WFI’s business, we cannot assure you that our business will achieve sales levels, profitability, efficiencies or synergies that justify the acquisition or that the acquisition will result in increased earnings for us in any future period.

If we fail to make the required $7.5 million in additional payments required in our acquisition of WFI, our business would be adversely affected.

Following closing of our acquisition of the WFI, we are required to make additional annual payments of approximately $2.5 million each year, for a total of $7.5 million, through 2026, which payments are secured by the sellers having a lien on the assets purchased to acquire WFI. We have not made the first annual payment, and we are currently in negotiations with the sellers of WFI to restructure the terms of the acquisition, including payment terms, and otherwise resolve this payment. If we do not resolve this payment with the sellers of WFI or otherwise negotiate new terms, including payment terms, or if we default on our additional payment obligations to the sellers of WFI, such sellers could exercise their rights and remedies under acquisition agreements, which could include foreclosing on the assets sold to us to acquire WFI. Any such action would have a material adverse effect on our business and prospects.

We may incur additional debt financing to provide the cash proceeds necessary to acquire WFI. If we were unable to service any such debt, our business would be adversely affected.

In order to finance our acquisition of WFI, we secured debt financing and may look to raise additional debt proceeds. The current debt financing requires us to pledge all or substantially all of our assets as collateral. If we were unable to satisfy any such debt obligation or fail to pay such debt obligations in a timely fashion, we would be in default under such debt financing agreement and such lender could exercise its rights and remedies under such debt financing agreements, which could include seizing all of our assets. Any such action would have a material adverse effect on our business and prospects.

Risks Relating to Our Business

Our business has posted net operating losses, has a limited operating history, and needs additional capital to grow and finance its operations.

From the inception of our consolidated subsidiary BioXcell Inc. on January 5, 2007, through December 31, 2024, we had an accumulated net loss of $67.2 million. We have a limited operating history and are essentially an early-stage operation. We will continue to be dependent on having access to additional new capital and/or generating positive operating cash flow primarily through the growth of our clinics, the development of new INVO Centers and the acquisition of additional IVF clinics, in order to finance the growth of our operations. Continued net operating losses together with limited working capital make investing in our common stock a high-risk proposal. Our limited operating history may make it difficult for management to provide effective insight into future activities, marketing costs, and customer acquisition and retention. This could lead to us missing targets for the achievement of profitability, which could negatively affect the value of your investment.

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

HIPAA established comprehensive federal protection for the privacy and security of health information. The HIPAA standards apply to three types of organizations, or “Covered Entities”: (1) health plans, (2) health care clearing houses, and (3) health care providers who conduct certain health care transactions electronically. The HIPAA standards also apply to Covered Entities’ “Business Associates.” Covered Entities and their Business Associates must have in place administrative, physical, and technical standards to guard against the misuse of individually identifiable health information. The HITECH Act promotes the adoption and meaningful use of health information technology. The HITECH Act addresses the privacy and security concerns associated with the electronic transmission of health information, in part, through several provisions that strengthen the civil and criminal enforcement of the HIPAA rules. These laws may impact our business in the future. NAYA is currently a Business Associate of various Covered Entities. Failure to comply with these confidentiality requirements, including via a breach of PHI, may result in penalties and sanctions.

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

The U.S. Office of Civil Rights in the Department of Health and Human Services enforces the HIPAA privacy and security rules and may impose penalties for failure to comply with requirements of HIPAA. Penalties vary significantly depending on factors such as whether failure to comply was due to willful neglect. These penalties include civil monetary penalties of $100 to $50,000 per violation, up to an annual cap of $1,500,000 for identical violations. A person who knowingly obtains or discloses individually identifiable health information in violation of HIPAA may face a criminal penalty of up to $50,000 per violation and up to one-year imprisonment. The criminal penalties increase to $100,000 per violation and up to five-years imprisonment if the wrongful conduct involves false pretenses, and to $250,000 per violation and up to 10-years imprisonment if the wrongful conduct involves the intent to sell, transfer, or use identifiable health information for commercial advantage, personal gain, or malicious harm. The U.S. Department of Justice is responsible for criminal prosecutions under HIPAA. Furthermore, in the event of a breach as defined by HIPAA, there are reporting requirements to the Office of Civil Rights under the HIPAA regulations as well as to affected individuals, and there may also be additional reporting requirements to other state and federal regulators, including the Federal Trade Commission, and to the media. Issuing such notifications can be costly, time and resource intensive, and can generate significant negative publicity. Breaches of HIPAA may also constitute contractual violations, including violation of our Business Associate contracts with Covered Entities from which we receive PHI, that could lead to contractual damages or terminations.

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

Currency exchange rate fluctuations may affect the results of our operations.

We may distribute our INVOcell product internationally with all sales, domestic and international, in U.S. dollars. As a result, our operations could be impacted by fluctuations in currency exchange rates, although we expect to mitigate such risk by invoicing only in U.S. dollars. In spite of this, our operations may still be negatively impacted by foreign currency exchange rates in the event the U.S. dollar strengthens and the local currency where the product is being sold weakens. In the event such international patients are unable to afford the associated increase costs, international doctors and clinics may not be able to offer the INVOcell and IVC procedure. As we expand our international footprint with joint ventures, these joint ventures will likely have a functional currency based on their location and as a result, if we are required to consolidate these financial results it may create currency fluctuations. Additionally, as an international business we may be susceptible to adverse foreign currency fluctuations unconnected to the U.S. dollar.

We are subject to risks in connection with changes in international, national, and local economic and market conditions.

Our business is subject to risks in connection with changes in international, national and local economic and market conditions, including the effects of global financial crises, effects of terrorist acts, war and global pandemics. Such economic changes could negatively impact infertile people’s ability to pay for fertility treatment around the world.

We could experience additional risks associated with international sales, including:

●	political and economic instability;

●	export controls;

●	changes in international legal and regulatory requirements;

●	United States and foreign government policy changes affecting the product marketability; and

●	changes in tax laws, duties and tariffs.

Any of these factors could have a material adverse effect on our business, results of operations and financial condition. From 2011 through 2023, we sold products in certain international markets mainly through independent distributors. Although we are not actively pursuing international sales, they could became more meaningful in the future. In the event a distributor fails to meet annual sales goals, we may be required to obtain a replacement distributor, which may be costly and difficult to identify. Additionally, a change in our distributors may increase costs, and create a disruption in our operations resulting in a loss of revenue.

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

Risks Related to Our Fertility Business

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

Our fertility business is subject to significant competition.

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

We need to manage growth in our fertility operations, and we may not be successful in implementing our growth strategy.

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

Our customers are expecting that our products and services will perform as marketed and in accordance with industrial standards. For our INVOcell device, we rely on third-party manufacturing companies and their packaging processes in connection with the production of our products. Our key suppliers, which are located in the U.S. and include NextPhase Medical Devices and Casco Bay Molding, and have been steadfast partners since our company first began and can provide us with virtually an unlimited capability to support our growth objectives, with all manufacturing performed in the New England region of the U.S. However, a failure to maintain product quality standards in accordance with our customers’ expectations could result in the loss of demand for our products. Additionally, delays or quality lapses in our production lines could result in substantial economic losses to us. Although we believe that our current quality control procedures adequately address these risks, there can be no assurance that we will not experience occasional or systemic quality lapses in our manufacturing and service operations. Currently, we have limited manufacturing capabilities as we rely on a single manufacturing provider regarding our production process. In the event our manufacturer is unable to produce an adequate supply of products at appropriate quality levels, our growth could be limited, and our business may be harmed. If we experience significant or prolonged disturbance in our quality standards, our business and reputation may be harmed, which may result in the loss of customers, our inability to participate in future customer product opportunities and reduced revenue and earnings.

We heavily rely on third party package delivery services, and a significant disruption in these services or significant increases in prices may disrupt our ability to import or export materials, increase our costs and negatively affect our ability to achieve and maintain profitability.

We ship our products to our customers through known independent package delivery companies, such as FedEx and UPS. If any third party package delivery providers experience a significant disruption such that any of our products, components or raw materials cannot be delivered in a timely fashion or such that we incur additional shipping costs that we are unable to recoup, our costs may increase and our relationships with certain customers may be adversely affected. In particular, if our third-party package delivery providers increase prices and we are not able to find comparable alternatives or adjust our delivery network, our profitability could be adversely affected.

We will need additional, qualified personnel in order to expand our fertility business. Without additional personnel, we will not be able to expand our fertility business.

Expanding our fertility business requires increasing the number of persons engaged in activities for the sale, marketing, administration and delivery of our products as well as clinical training personnel for proper IVC procedure training. Our ability to attract and hire personnel to fulfil these efforts is dependent on our ability to attract and retain potential employees with the proper background and training matching the skills required for the positions. In addition, we may not be able to attract personnel who will be able to successfully implement our business operations and growth strategy in the manner that we currently anticipate.

Risks Related to the Fertility Industry

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

Risks Related to Our Therapeutics Business and Industry

Our ability to develop proprietary technology platforms and products and our future growth depend on retaining NAYA Therapeutics’ key personnel and recruiting additional qualified personnel.

NAYA Therapeutics is highly dependent on its co-founder, Chairman and Chief Executive Officer, Dr. Daniel Teper, who may terminate his current employment with us at any time. The loss of the services of Dr. Teper could impede the achievement of our therapeutics research, development and commercialization objectives.

Recruiting and retaining other senior executives, qualified scientific and clinical personnel and, if we progress the development of any of our product candidates, commercialization, manufacturing and sales and marketing personnel, will be critical to our success. The loss of the services of NAYA Therapeutics’ key employees could impede the achievement of our research, development and commercialization objectives and seriously harm our ability to successfully implement our business strategy. Furthermore, replacing key employees may be difficult and may take an extended period of time because of the limited number of individuals in NAYA Therapeutics industry with the breadth of skills and experience required to successfully lead, develop, gain regulatory approval of and commercialize our product candidates. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these key personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist in formulating our research and development and commercialization strategy. Our consultants and advisors may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. If we are unable to continue to attract and retain high-quality personnel, our ability to pursue our growth strategy will be limited.

The regulatory processes that will govern the approval of our product candidates are complex and changes in regulatory requirements could result in delays or discontinuation of development or unexpected costs in obtaining regulatory approval.

Because we are developing novel cellular product candidates that are unique biological entities, the regulatory requirements that it will be subject to are not entirely clear. Regulatory requirements governing gene therapy products and cell therapy products have changed frequently and may continue to change in the future. Moreover, there is substantial, and sometimes uncoordinated, overlap in those responsible for regulation of existing gene therapy products and cell therapy products. Although the FDA and comparable foreign authorities decides whether individual therapy protocols may proceed, related review processes and determinations by other reviewing bodies can impede or delay the initiation of a clinical study, even if the FDA or comparable foreign authorities have reviewed the study and approved its initiation. Conversely, the FDA or comparable foreign authorities can place an IND application or equivalent foreign application or part of the application on clinical hold even if such other entities have provided a favorable review. Furthermore, each clinical trial must be reviewed and approved by an independent IRB or EC at or servicing each institution at which a clinical trial will be conducted. In addition, adverse developments in clinical trials of gene or cell therapy products conducted by others may cause the FDA or comparable foreign regulatory authorities to change the requirements for approval of any of our product candidates. Complex regulatory environments exist in other jurisdictions in which we may consider seeking regulatory approvals for our product candidates, further complicating the regulatory landscape.

The various committees and advisory groups involved in regulatory review, and new or revised guidelines that they promulgate from time to time may lengthen the regulatory review process, require us to perform additional studies, increase our therapeutic development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of our product candidates or lead to significant post-approval limitations or restrictions. Because the regulatory landscape for our placental-derived cell product candidates is new, we may face even more cumbersome and complex regulations than those for more traditional pharmaceutical or biological products. Furthermore, even if our product candidates obtain required regulatory approvals, such approvals may later be withdrawn as a result of changes in regulations or the interpretation of regulations by applicable regulatory authorities. Delay or failure to obtain, or unexpected costs in obtaining, the regulatory approval necessary to bring a potential therapeutic to market could decrease our ability to generate sufficient revenue to maintain our therapeutics business.

We are dependent on the successful clinical development, regulatory approval and subsequent commercialization of our product candidates. If we are not able to obtain required regulatory approvals, we will not be able to commercialize our product candidates and our ability to generate product revenue from therapeutics will be adversely affected.

Our therapeutics business is dependent on our ability to successfully complete development of, obtain regulatory approval for, and, if approved, successfully commercialize our product candidates in a timely manner. We may face unforeseen challenges in its product candidate development strategy, and we can provide no assurances that our product candidate or future clinical trial design will prove to be effective, that we will be able to take advantage of expedited regulatory pathways for any of our product candidates, or that we will ultimately be successful in our future clinical trials. We expect that a substantial portion of our efforts and expenses over the next several years will be devoted to the development of our product candidates, including our lead product candidates, NY—303 and NY-338, in our future clinical trials. Our FLEX-NK™ cell engager antibody platform, including the product candidates derived from our platforms, are in early stages of development and may never be commercialized.

We currently anticipate seeking initial regulatory approvals in the United States and the European Union, but may in the future submit applications for the regulatory approval of one or more of our product candidates to additional foreign regulatory authorities. We have not applied or obtained regulatory approval for any product candidate in the United States or abroad, and it is possible that neither our current product candidates nor any product candidates we may seek to develop in the future will obtain regulatory approval. Neither us nor any of our partners are permitted to market any of our product candidates in the United States or abroad until it receives regulatory approval from FDA or comparable foreign regulatory authorities.

All of our product candidates will require additional clinical and non-clinical development, regulatory review and approval in multiple jurisdictions, substantial investment, access to sufficient commercial manufacturing capacity and significant marketing efforts before they can be successfully commercialized. Prior to obtaining approval to commercialize any product candidate in the United States or abroad, we must demonstrate with substantial evidence from its future well-controlled clinical trials, and to the satisfaction of the FDA or comparable foreign regulatory authorities, that such product candidate is safe and effective for its intended uses. Results from preclinical studies and clinical trials can be interpreted in different ways. Even if we believe that the preclinical or future clinical data for our product candidates are promising, such data may not be sufficient to support approval by the FDA and comparable foreign regulatory authorities. The FDA or comparable foreign regulatory authorities may also require us to conduct additional preclinical studies, assay development or future clinical trials for our product candidates either pre- or post-approval, or it may object to elements of our clinical development program, requiring their alteration. We may also decide to modify clinical protocols or procedures in future clinical trials based on clinical and experimental data.

Of the large number of products in development, only a small percentage successfully complete the FDA or comparable foreign regulatory authorities’ approval processes and are commercialized. The lengthy approval or marketing authorization process as well as the unpredictability of future clinical trial results may result in our failing to obtain regulatory approval or marketing authorization to market our product candidates, which could significantly harm our business, financial condition, results of operations and prospects.

Our product candidates could fail to receive regulatory approval from the FDA or a comparable foreign regulatory authority for many reasons, including, among others:

●	disagreement with the design or conduct of any of our future clinical trials;

●	failure to demonstrate to the satisfaction of regulatory agencies that our product candidates are safe and effective, or have a positive benefit/risk profile for our proposed indication;

●	failure of future clinical trials to meet the level of statistical significance required for approval;

●	disagreement with our interpretation of data from preclinical studies or future clinical trials;

●	the insufficiency of data collected from future clinical trials of our product candidates to support the submission and filing of a BLA or equivalent foreign submission or to obtain regulatory approval;

●	failure to obtain approval of our therapeutics manufacturing processes or facilities of third-party manufacturers with whom we contract for clinical and commercial supplies or our own therapeutics manufacturing facility; or

●	changes in the approval policies or regulations that render our preclinical and clinical data insufficient for approval.

Additionally, any delay in, or termination of, our future clinical trials will delay the submission of a BLA to the FDA or other equivalent applications with other relevant foreign regulatory authorities and, ultimately, our ability to commercialize our product candidates, if approved, and generate product revenue.

Even if we eventually complete clinical testing and receive approval of a BLA, or equivalent foreign marketing application for its product candidates, the FDA or the comparable foreign regulatory authorities may grant approval or other marketing authorization contingent on the performance of costly additional future clinical trials, including post-market clinical trials. The FDA or the comparable foreign regulatory authorities also may approve or authorize marketing a product candidate for a more limited indication or patient population than we originally request, and the FDA or comparable foreign regulatory authorities may not approve or authorize the labeling that we believe is necessary or desirable for the successful commercialization of a product candidate. Any delay in obtaining, or inability to obtain, applicable regulatory approval or other marketing authorization would delay or prevent commercialization of that product candidate and would adversely impact our business and prospects.

Moreover, because all of our product candidates are based on the same FLEX-NK cell engager antibody platform technologies, if any of our product candidates encounter safety or efficacy problems, developmental delays or regulatory issues or other problems, these could impact the development plans for our other product candidates. Our failure to timely complete our future clinical trials, obtain regulatory approval or, if approved, commercialize our product candidates could adversely affect our business, financial condition and results of operations.

Our fully integrated product candidates represent new therapeutic approaches that could result in heightened regulatory scrutiny, delays in clinical development or delays in or our inability to achieve regulatory approval, commercialization, or payor coverage of our product candidates.

Our future success is dependent on the successful development of our product candidates in general and our development product candidates in particular. Because these programs represent a new approach to the treatment of cancer, developing and, if approved, commercializing our product candidates subject us to a number of challenges. Moreover, we cannot be sure that the manufacturing processes used in connection with our product candidates will yield a sufficient supply of satisfactory products that are safe, pure and potent, scalable, or profitable.

Actual or perceived safety issues, including adoption of new therapeutics or novel approaches to treatment, may adversely influence the willingness of subjects to participate in future clinical trials, or if approved by applicable regulatory authorities, of physicians to subscribe to the novel treatment mechanics. The FDA or other comparable foreign regulatory authorities may ask for specific post-market requirements, and additional information informing benefits or risks of our products may emerge at any time prior to or after regulatory approval.

Physicians, hospitals, and third-party payors often are slow to adopt new products, technologies, and treatment practices that require additional upfront costs and training. Physicians may not be willing to undergo training to adopt this novel therapy, may decide the therapy is too complex to adopt without appropriate training or not cost-efficient, and may choose not to administer the therapy. Based on these and other factors, hospitals and payors may decide that the benefits of this new therapy do not or will not outweigh its costs.

Even if any of our product candidates receive marketing approval, we may fail to achieve market acceptance by physicians, patients, third-party payors or others in the medical community necessary for commercial success.

The use of FLEX-NK™ cell engager antibodies as a potential treatment for cancer is a recent development and may not become broadly accepted by physicians, patients, hospitals, cancer treatment centers and others in the medical community. Therefore, even if any of our product candidates receive marketing approval, we may fail to gain market acceptance by physicians, patients, third-party payors and others in the medical community. If any such product candidate does not achieve an adequate level of acceptance, we may not generate significant product revenue and may not become profitable. The degree of market acceptance of any product candidate, if approved for commercial sale, will depend on a number of factors, including but not limited to:

●	physicians, hospitals, cancer treatment centers and patients considering our product candidates as a safe and effective treatment;

●	the cost, efficacy, safety profile, convenience, ease of administration and other potential advantages compared to alternative treatments and therapies;

●	the willingness of patients to pay out-of-pocket in the absence of coverage and adequate reimbursement by third-party payors and government authorities;

●	product labeling or product insert requirements of the FDA or other comparable foreign regulatory authorities and any limitations or warning contained in the labeling approved by the FDA or comparable foreign regulatory authorities;

●	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;

●	the strength of our relationships with patient communities;

●	the availability of third-party coverage and adequate reimbursement;

●	the prevalence and severity of any side effects;

●	the timing of market introduction of our product candidates as well as competitive products;

●	relative convenience and ease of administration, including as compared to alternative treatments and competitive therapies; and

●	the effectiveness of our sales and marketing efforts.

Our efforts to educate physicians, patients, third-party payors and others in the medical community on the benefits of our product candidates may require significant resources and may never be successful. Such efforts may require more resources than are typically required due to the complexity and uniqueness of our product candidates.

Furthermore, the attention to different types of prospective treatments and proposed cures for cancers has historically varied. In recent years, various forms of oncological immunotherapy have been prominent areas for academic and clinical advancement. While FLEX-NK cell engager antibodies have not yet received prominent negative attention from the mainstream media or the scientific press, it is possible that it could, and it is possible that if immunotherapy generally falls out of favor with these key constituencies, whether due to the failure of one or more competitive products or technologies or otherwise, our business, including our ability to conduct future clinical trials and to raise capital, may in turn suffer.

If our product candidates are approved but fail to achieve market acceptance among physicians, patients, hospitals, cancer treatment centers or others in the medical community, we will not be able to generate significant therapeutics revenue. Even if our cell therapies achieve market acceptance, we may not be able to maintain that market acceptance over time if new products or technologies are introduced that are more favorably received than our therapeutics, are more cost effective or render our therapeutics obsolete.

Even if we obtain and maintain approval for our product candidates from the FDA, we may never obtain approval outside the United States, which would limit our market opportunities.

Approval of a product candidate in the United States by the FDA does not ensure approval of such product candidate by regulatory authorities in other countries or jurisdictions, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or by the FDA. Sales of our product candidates outside the United States will be subject to foreign regulatory requirements governing clinical trials and marketing approval. Even if the FDA grants marketing approval for a product candidate, comparable foreign regulatory authorities also must approve the manufacturing and marketing of the product candidate in those countries. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and more onerous than, those in the United States, including additional preclinical studies or clinical trials. In many countries outside the United States, a product candidate must be approved for reimbursement before it can be approved for sale in that country. In some cases, the price that we intend to charge for any product candidates, if approved, is also subject to approval. Obtaining approval for our product candidates in the European Union from the European Commission following the opinion of the EMA, if we choose to submit a marketing authorization application there, would be a lengthy and expensive process. Even if a product candidate is approved, the European Commission may limit the indications for which the product may be marketed, require extensive warnings on the labeling or require expensive and time-consuming additional clinical trials or reporting as conditions of approval. Obtaining foreign regulatory approvals and compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of our product candidates in certain countries. We expect the product candidates we develop will be regulated as biologics, and therefore they may be subject to competition sooner than anticipated.

The Biologics Price Competition and Innovation Act of 2009 (“BPCIA”) was enacted as part of the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010 (“ACA”) to establish an abbreviated pathway for the approval of biosimilar and interchangeable biological products. The regulatory pathway establishes legal authority for the FDA to review and approve biosimilar biologics, including the possible designation of a biosimilar as “interchangeable” based on its similarity to an approved biologic. Under the BPCIA, an application for a biosimilar product cannot be approved by the FDA until 12 years after the reference product was approved under a BLA. The law is complex and is still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation, and meaning are subject to uncertainty. While it is uncertain when processes intended to implement BPCIA may be fully adopted by the FDA, any of these processes could have a material adverse effect on the future commercial prospects for our biological products.

We believes that any of the product candidates we develop that are approved in the United States as a biological product under a BLA should qualify for the 12-year period of exclusivity. However, there is a risk that this exclusivity could be shortened due to congressional action or otherwise, or that the FDA will not consider the subject product candidates to be reference products for competing products, potentially creating the opportunity for generic competition sooner than anticipated. Moreover, the extent to which a biosimilar, once approved, will be substituted for any one of the reference products in a way that is similar to traditional generic substitution for non-biological products is not yet clear, and will depend on a number of marketplace and regulatory factors that are still developing.

The European Union also provides opportunities for market and data exclusivity. In particular, products containing a New Active Substance (“NAS”) (such as a chemical, biological or radiopharmaceutical substance not previously authorized as a medicinal product in the European Union), which have been granted a marketing authorization receive eight years of data exclusivity and an additional two years of market exclusivity. If granted, the data exclusivity period prevents applicants for approval of a biosimilar product from referencing the innovator’s preclinical and clinical trial data contained in the dossier of the reference product in the European Union during a period of eight years from the date on which the reference product was first authorized in the European Union. During the additional two year period of market exclusivity, while an application for marketing authorization of a biosimilar can be submitted, and the innovator’s data referenced no biosimilar product can be marketed until the expiration of the market exclusivity period. The overall 10 year market exclusivity period can be extended to a maximum of eleven years if, during the first eight years of those 10 years, the marketing authorization holder for the innovative product obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies.

We believe that any of the product candidates we develop that are approved in the European Union as a biological product should also qualify for the eight years of data exclusivity and 10 years of market exclusivity. However, a biosimilar, once approved, may be substituted for its reference product. The implications of such substitution varies between EU Member States and can, in some Member States, include obligatory substitution in some circumstance. In addition, the approval of a biologic product biosimilar to one of our products could have a material adverse impact on our business as it may be significantly less costly to bring to market and may be priced significantly lower than our products.

Our product candidates are in early stages of development, and therefore will require extensive additional preclinical and clinical testing. Success in preclinical studies or early-stage clinical trials may not be indicative of results in future clinical trials and we cannot assure you that any ongoing, planned or future clinical trials will lead to results sufficient for the necessary regulatory approvals.

Because our product candidates are in early stages of development, they will require extensive preclinical and clinical testing. NY-303 and NY-338 are our only product candidates that have completed preclinical trials. Success in preclinical testing and early-stage clinical trials does not ensure that later clinical trials will generate the same results or otherwise provide adequate data to demonstrate the efficacy and safety of a product candidate. Preclinical studies are primarily designed to test safety and biological activity. Phase I/II oncology clinical trials to study pharmacokinetics and pharmacodynamics and help to understand the preliminary efficacy and side effects of product candidates at various doses and schedules. Success in preclinical studies and early-stage clinical trials does not ensure that later efficacy trials will be successful, nor does it predict final results. Our product candidates may fail to show the desired safety and efficacy in clinical development despite positive results in preclinical studies or even if they successfully advance through early-stage clinical trials.

Further, our novel approaches to address solid and hematological tumors through multispecific antibodies are unproven and as such, the cost and time needed to develop our product candidates is difficult to predict and our efforts may not be successful. If we do not observe favorable results in clinical trials of our product candidates, we may decide to delay or abandon clinical development of such product candidate. Any such delay or abandonment could harm our business, financial condition, results of operations and prospects.

In addition, the design of a clinical trial can determine whether our results will support approval of a product, and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced. As an organization, we have limited experience designing clinical trials and may be unable to design and execute a clinical trial to support regulatory approval. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks, including failure in late-stage clinical trials even after achieving promising results in preclinical testing and earlier clinical trials. Data obtained from preclinical and clinical activities are subject to varying interpretations, which may delay, limit or prevent regulatory approval.

Further, we cannot predict with any certainty if or when it might submit a Biologics License Application, (“BLA”), or comparable foreign application, for regulatory approval for any of our product candidates or whether any such BLA or comparable foreign application will be accepted for review by the Food and Drug Administration (“FDA”), or comparable foreign authority or whether any BLA or comparable foreign application will be approved upon review. Even if our future clinical trials are completed as planned, it cannot be certain that their results will support the proposed indications. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and we cannot be sure that the results of later clinical trials will replicate the results of prior clinical trials and preclinical testing. Our future clinical trial process may fail to demonstrate that our product candidates are safe and effective for their proposed uses. This failure could cause us to abandon a product candidate and may delay development of other product candidates. Any delay in, or termination of, our clinical trials will delay and possibly preclude the filing of any BLAs or comparable foreign application with the FDA and, ultimately, our ability to commercialize our product candidates and generate therapeutic product revenues.

Our approach to the development of product candidates based on our FLEX-NK™ cell engager antibody platform is unproven, and we do not know whether we will be able to develop any products of commercial value, or if competing technological approaches will limit the commercial value of our product candidates or render our platforms obsolete.

We believe that our product candidates represent a novel approach to immune-oncology, and we have concentrated significant research and development efforts to date developing our FLEX-NK™ cell engager antibody platform technology. The product candidates derived from our technologies, including NY-303 and NY-338, have not been extensively tested over any significant period of time. We have not yet succeeded and may never succeed in demonstrating efficacy and safety for any of our product candidates in clinical trials or in obtaining marketing approval therefor.

For example, FLEX-NK cell engager antibody platform technologies are a novel field of development and are subject to particular risks that are difficult to quantify~~,~~ which could ultimately affect safety, efficacy and our ability to produce product in a reliable and consistent manner. As such, we may be faced with unforeseen delays and setbacks, in addition to the other foreseeable risks and uncertainties associated with developing immune cell therapies.

Any delay or difficulties in the manufacturing and/or clinical supply of NY-303 and NY-338, or any of our other current or future product candidates would adversely affect our therapeutics business and operations.

Advancing product candidates utilizing such novel approaches to immunotherapy creates significant challenges for us, including, among others:

●	manufacturing our product candidate to our specifications and in a timely manner to support our future clinical trials, and, if approved, commercialization;

●	sourcing clinical and, if approved, commercial supplies for the raw materials used to manufacture our product candidates;

●	enrolling sufficient numbers of patients in future clinical trials;

●	understanding and addressing variability in demand for manufacturing and our impact on capacity utilization of available infrastructure and costs;

●	submitting applications for and obtaining regulatory approval, as the FDA and other regulatory authorities including comparable foreign authorities have limited experience with commercial development of immunotherapies for cancer and viral associated infectious diseases; and

●	establishing sales and marketing capabilities, as well as developing a manufacturing process and distribution network to support the commercialization of any approved products.

We must be able to overcome these challenges in order for it to successfully develop, commercialize and manufacture its product candidates utilizing its novel approaches to address solid and hematological tumors.

Clinical product candidate development involves a lengthy and expensive process and involve uncertain outcomes. We may incur additional costs and encounter substantial delays or difficulties in our therapeutics clinical trials.

We may not commercialize, market, promote or sell any product candidate without obtaining marketing approval from the FDA or other comparable foreign regulatory authority, and it may never receive such approvals. It is impossible to predict when or if any of our product candidates will prove effective or safe in humans and will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, it must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Clinical testing is expensive, is difficult to design and implement, can take many years to complete and is uncertain as to outcome.

A failure of one or more clinical trials can occur at any stage of testing. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products. Additionally, preclinical trials for our product candidates involve studying a relatively small patient population, which makes it difficult to predict whether the favorable results observed in such clinical trial will be repeated in larger and more advanced clinical trials.

We may experience numerous unforeseen events prior to, during, or as a result of, clinical trials that could delay or prevent its ability to receive marketing approval or commercialize its product candidates, including, but not limited to the following:

●	delays in reaching a consensus with regulatory authorities on the design, location or implementation of our clinical trials;

●	delays or setbacks in patient enrollment;

●	clinical trials of our product candidates may produce negative or inconclusive results;

●	the number of patients required for clinical trials for our product candidates may be larger than it anticipates, enrollment in these clinical trials may be slower than it anticipate or may be lower than it anticipates due to challenges in recruiting and enrolling suitable patients that meet the study criteria, participants may drop out of these clinical trials at a higher rate than we anticipate or the duration of these clinical trials may be longer than it anticipates;

●	imposition of a clinical hold by regulatory authorities as a result of, among other reasons, a serious adverse event, a failure in the chemistry manufacturing and controls requirements, or a failed inspection of our clinical trial operations, trial sites or manufacturing facilities;

●	occurrence of serious adverse events associated with the product candidate that are viewed to outweigh its potential benefits; and

●	need to conduct additional clinical trials or abandon product development programs.

Any inability to successfully complete preclinical and commence and complete clinical development could result in additional costs or impair its ability to generate revenue from future product sales or other sources. In addition, if we make manufacturing or formulation changes to its product candidates, we may need to conduct additional testing to bridge our modified product candidate to earlier versions. Clinical trial delays could also shorten any periods during which we may have the exclusive right to commercialize its product candidates, if approved, or allow our competitors to bring competing products to market before it does, which could impair our ability to successfully commercialize our product candidates.

In addition, the clinical trial requirements of the FDA and other foreign regulatory authorities and the criteria these regulators use to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty, and intended use and market of the potential products. The regulatory approval process for product candidates such as ours can be more expensive and take longer than for other, better known, or more extensively studied pharmaceutical or other product candidates. Regulatory agencies administering existing or future regulations or legislation may not allow production and marketing of products utilizing gene regulation technology in a timely manner or under technically or commercially feasible conditions. Regulatory action or private litigation could result in expenses, delays or other impediments to our research programs or the future commercialization of resulting products.

Further, if the results of our future clinical trials are inconclusive or if there are safety concerns or serious adverse events associated with our product candidates, it may be delayed in obtaining marketing approval, or not obtain marketing approval at all, obtain approval with labeling that includes significant use or distribution restrictions or safety warnings, and/or have regulatory authorities withdraw or suspend their approval or impose restrictions on distribution in the form of a modified risk evaluation and mitigation strategy (“REMS”) or equivalent steps imposed by foreign authorities among other results. We could also encounter delays if physicians encounter unresolved ethical issues associated with enrolling patients in our future clinical trials of its product candidates in lieu of prescribing existing treatments that have established safety and efficacy profiles.

Additionally, the FDA or comparable foreign authority or an independent institutional review board (“IRB”) or Ethics Committee (“EC”) may also suspend our future clinical trials at any time if it appears that we or our collaborators are failing to conduct a trial in accordance with regulatory requirements, including the FDA’s Good Clinical Practice (“GCP”) regulations, or equivalent foreign rules that it is exposing participants to unacceptable health risks, or if the FDA or comparable foreign authority finds deficiencies in our investigational new drug (“IND”) applications or the conduct of these trials. Therefore, we cannot predict with any certainty the schedule for commencement and completion of future clinical trials. If we experience delays in the commencement or completion of our future clinical trials, or if we terminate a clinical trial prior to completion, the commercial prospects of our product candidates could be negatively impacted, and our ability to generate revenues from our product candidates may be delayed.

If we encounter difficulties in enrolling patients in our future clinical trials, our clinical development activities could be delayed or otherwise adversely affected.

The timely completion of our future clinical trials in part depends on patient enrollment, and as such identifying and qualifying patients to participate in our future clinical trials is critical to our success in therapeutics. We may encounter difficulties in enrolling a sufficient number of eligible patients to participate in its future clinical trials, thereby delaying or preventing development and approval of our product candidates. Even once enrolled, we may be unable to retain a sufficient number of patients to complete any of its trials. There are limited patient pools from which to draw in order to complete our future clinical trials in a timely and cost-effective manner. If any such patient enrolled in our future Phase I trials has to drop out due to pre-existing health issues or due to a serious adverse effect, or otherwise dies, and we are not able to recruit additional patients in a timely manner, or at all, our clinical trials could be delayed or otherwise halted. As such, despite diligent planning of our clinical trials and analysis of their feasibility regarding patient recruitment, it may experience difficulties, delays or inability in patient enrollment in our clinical trials for a variety of reasons, including:

●	the size and nature of the patient population;

●	the severity and incidence of the disease under investigation;

●	the design of the trial and the complexity for patients and clinical sites;

●	the general health condition of the patient and their immune broadly;

●	the risk that patients’ general health conditions do not allow the conduct of study/screening procedures (such as leukapheresis), the manufacture of therapeutic product or application of the appropriate standard-of-care treatment or application of the Stupp regimen;

●	the ability to consistently manufacture FLEX-NK™ engager product candidates in sufficient quantities at sufficient activity and/or transduction efficiency to provide a suitable therapeutic dose of FLEX-NK cell engager antibodies;

●	competing clinical trials for similar therapies, other new therapeutics, new combination treatments, new medicinal products;

●	clinicians’ and patients’ perceptions as to the potential advantages and side effects of the product candidate being studied in relation to other available therapies, including any new drugs or treatments that may be approved or become standard of care for the indications we are investigating;

●	the ability to obtain and maintain patient consents due to various reasons;

●	the risk that enrolled subjects will drop out, develop complications or die before completion of the trial;

●	the ability to develop and provide appropriate screening, product characterization and release assays;

●	patients failing to complete a clinical trial or returning for post-treatment follow-up;

●	our ability to manufacture the requisite materials for a patient and clinical trial; and

●	inability of clinical sites to enroll patients as health care capacities are required to cope with natural disasters, epidemics or other health system emergencies.

Our efforts to build relationships with patient communities may not succeed, which could result in delays in patient enrollment in our clinical trials. Any negative results we may report in clinical trials of our product candidates may make it difficult or impossible to recruit and retain patients in other clinical trials of that same product candidate. Delays or failures in planned patient enrollment or retention may result in increased costs, program delays or both, which could have a harmful effect on our ability to develop its product candidates or could render further development impossible. In addition, we may rely on clinical research organizations (“CROs”) and clinical trial sites to ensure proper and timely conduct of our future clinical trials and, while it intends to enter into agreements governing their services, we will be limited in its ability to ensure their actual performance.

We may not be able to file Investigational New Drug Applications to commence future clinical trials on the timelines it expects, and even if it is able to, the FDA or comparable foreign authority may not permit us to proceed.

We expect our pipeline to lead to multiple investigational new drug applications (“INDs”), starting in 2025. We cannot be sure that submission of an IND will result in the FDA or comparable foreign authority allowing testing and clinical trials to begin, or that, once begun, issues will not arise that suspend or terminate such clinical trials. The manufacturing of our product candidates remains an emerging and evolving field. Accordingly, we expect that chemistry, manufacturing and control related topics, including product specifications, will be a focus of IND reviews, which may delay the clearance of INDs or equivalent foreign applications. Additionally, even if such regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND, or equivalent foreign applications or clinical trial application, we cannot guarantee that such regulatory authorities will not change their requirements in the future.

Our product candidates may cause serious adverse events or undesirable side effects or have other properties that may delay or prevent regulatory approval, cause us to suspend or discontinue clinical trials, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any.

During the conduct of clinical trials, patients report changes in their health, including illnesses, injuries and discomforts, to their doctor. Often, it is not possible to determine whether or not the product candidate being studied caused these conditions. Regulatory authorities may draw different conclusions or require additional testing to confirm these determinations, if they occur. Many times, side effects are only detectable after investigational drugs are tested in large-scale pivotal trials or, in some cases, after they are made available to patients on a commercial scale after approval. If additional clinical experience indicates that any of our product candidates have side effects or cause serious or life-threatening side effects, the development of the product candidate may fail or be delayed, or, if the product candidate has received regulatory approval, such approval may be revoked, which would harm our business, prospects, operating results and financial condition.

Undesirable side effects caused by our product candidates, delivery methods or dosage levels could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign regulatory authority. As a result of safety or toxicity issues that we may experience in its clinical trials, we may be placed on clinical hold and not receive approval to market any product candidates, which could prevent it from ever generating revenues or achieving profitability. Results of our trials could reveal an unacceptably high severity and incidence of side effects, or side effects outweighing the benefits of our product candidates. In such an event, our studies could be delayed, suspended or terminated and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our product candidates for any or all targeted indications. The drug-related side effects could affect patient recruitment or the ability of enrolled subjects to complete the trial or result in potential product liability claims.

As we start developing its lead product candidates and anticipate initiating clinical trials of our additional product candidates, serious adverse events, (“SAEs”), undesirable or potentially fatal side effects, cytokine release syndrome, viral or bacterial infections, relapse of disease or unexpected characteristics may emerge causing it to abandon these product candidates or limit their development to more narrow uses or subpopulations in which the SAEs or undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective or in which efficacy is more pronounced or durable. Treatment-related side effects could also affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. In addition, these side effects may not be appropriately recognized or managed by the treating medical staff, and inadequate training in recognizing or managing the potential side effects of our product candidates could result in patient injury or death. Should we observe SAEs in its clinical trials or identify undesirable side effects or other unexpected findings, our trials could be delayed or even terminated and our development programs may be halted entirely.

Additionally, if any of our product candidates receive regulatory approval, and we or others later identify undesirable side effects caused by such product, a number of potentially significant negative consequences could result. The product could face a recall or withdrawal from the market, the FDA could also issue a safety alert about the product or require us to adopt a REMS to ensure that the benefits of treatment with such product candidate outweigh the risks for each potential patient, which may include, among other things, a communication plan to health care practitioners, patient education, extensive patient monitoring or distribution systems and processes that are highly controlled, restrictive and more costly than what is typical for the industry. Our collaborators may also be required to adopt a REMS or engage in similar actions, such as patient education, certification of health care professionals or specific monitoring, if we or others later identify undesirable side effects caused by any product that we develop alone or with collaborators.

Any of these events could diminish the usage or otherwise limit the commercial success of our product candidates and prevent it from achieving or maintaining market acceptance of the affected product candidate, if approved by applicable regulatory authorities.

Interim, “top-line” and preliminary data from our clinical trials that it announces or publishes from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publish interim, “top-line” or preliminary data from its clinical trials. Interim, “top-line” or preliminary data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data becomes available. Interim, “top-line” and preliminary data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, interim, “top-line,” and preliminary data should be viewed with caution until the final data are available. Differences between interim, “top-line” and preliminary data and final data could significantly harm our business prospects and may cause the trading price of our common stock to fluctuate significantly.

Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the future approvability or commercialization of the particular product candidate or product and our business in general. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and you or others may not agree with what we determine is the material or otherwise appropriate information to include in our disclosure, and any information we determine not to disclose may ultimately be deemed significant with respect to future decisions, conclusions, views, activities or otherwise regarding a particular product candidate or our business. If the interim, “top-line,” or preliminary data that we report differs from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for and commercialize our product candidates, our business, operating results, prospects or financial condition may be harmed.

We face significant competition from other biotechnology and pharmaceutical companies, which may result in others discovering, developing, or commercializing products before or more successfully than we do.

The clinical and commercial landscape in the indications we are targeting, as well as the field of immune-oncology, is highly competitive. We may face potential competition with respect to our current product candidates and may face competition with respect to any other product candidates that it may seek to develop or commercialize in the future from pharmaceutical and biotechnology companies, academic institutions, government agencies and other public and private research institutions.

Many of our current or potential competitors have greater financial and other resources, larger research and development staffs, and more experienced capabilities in researching, developing and testing products than we do. Many of these companies also have more experience in conducting clinical trials, obtaining FDA and other equivalent foreign regulatory approvals, and manufacturing, marketing and distributing therapeutic products. Smaller or clinical-stage companies like us may successfully compete by establishing collaborative relationships with larger pharmaceutical companies or academic institutions. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient, or are less expensive than any products that we may develop. Furthermore, currently approved products could be discovered to have application for treatment of cancer and other diseases, which could give such products significant regulatory and market timing advantages over any of our product candidates. In addition, large pharmaceutical companies or other companies with greater resources or experience than we may choose to forgo therapy opportunities that would have otherwise been complementary to our product development and collaboration plans. Our competitors may succeed in developing, obtaining patent protection for, or commercializing their products more rapidly than us, which could result in our competitors establishing a strong market position before we are able to enter the market. A competing company developing or acquiring rights to a more effective therapeutic product for the same diseases targeted by us, or one that offers significantly lower costs of treatment could render our products noncompetitive or obsolete. We may not be successful in marketing any product candidates we may develop against competitors.

We have provided information, based on publicly available information, relating to many other companies in our industry throughout this prospectus, including, without limitation, Summit Therapeutics, Keytruda, Bicara Therapeutics, Zenas Biopharma, GSK, Crescent Biopharma, Navigator Medicine, and Janux, as well as larger companies such as Amgen, AstraZeneca, Johnson & Johnson, Merck, Merus, Pfizer, Sanofi, Xencor, and Zymeworks. Our disclosure of the performance, stage of development, capital raising, market capitalizations, and valuations of the foregoing companies is for informational purposes only and is neither indicative nor predicative of our performance, capital raising, market capitalization, or valuation. There are no guarantees that we may secure similar financing, execute our development plans, or achieve comparable performance, capitalization, or market or other valuations.

We face substantial competition from multiple sources, including large and specialty pharmaceutical, biopharmaceutical and biotechnology companies, academic research institutions and governmental agencies and public and private research institutions.

Our competitors compete with it on the level of the technologies employed, or on the level of development of product candidates. In addition, many small biotechnology companies have formed collaborations with large, established companies to (i) obtain support for their research, development and commercialization of products or (ii) combine several treatment approaches to develop longer lasting or more efficacious treatments that may potentially directly compete with our current or future product candidates. We anticipate that we will continue to face increasing competition as new therapies and combinations thereof, technologies, and data emerge within the field of immunotherapy and, furthermore, within the treatment of cancers.

NY-500 may not surpass the current standard of care or that sales of NY-500, if ever approved, will approach or surpass the market leader.

We aim to advance IND filings with the FDA and phase I/IIa clinical trial initiation in 2026 for NY-500, an AI-optimized PD1-VEGF bifunctional antibody, in first line HCC treatment. NY-500 is a tetravalent bifunctional antibody targeting PD-1, a key immune checkpoint targeted by pembrolizumab (Keytruda®, Merck & Co), and VEGF, a vascular endothelial growth factor targeted by bevacizumab (Avastin®, Genentech Roche) which regulates the production of new blood vessels (angiogenesis). There is no guarantee that PD1 x VEGF bifunctional antibodies will surpass the standard of care demonstrated by Keytruda, or at all, and even if it does surpass the standard of care, there is no guarantee that sales in PD1 x VEGF bifunctional antibody products generally, or sales in our product candidate, if ever approved, and if any, will surpass those of Keytruda.

We intend to study our product candidates in patient populations with significant comorbidities, and these patients may also receive treatment with cytotoxic lymphodepletion agents and other immunotherapies, and/or other treatments, and/or other treatments that may result in deaths or serious adverse or unacceptable side effects and require us to abandon or limit our clinical development activities.

Patients treated with our product candidates in clinical trials may also receive treatment with cytotoxic lymphodepletion agents and other immunotherapies and/or other treatments, and may therefore experience side effects or adverse events, including death, that are unrelated to our product candidates. While these side effects or adverse events may be unrelated to our product candidates, they may still affect the success of our clinical studies. The inclusion of critically ill patients in our clinical studies may result in deaths or other adverse medical events due to underlying disease or to other therapies or medications that such patients may receive. Any of these events could prevent us from advancing its product candidates through clinical development, and from obtaining regulatory approval, and would impair our ability to commercialize its product candidates. Any inability to advance our existing product candidates or any other product candidate through clinical development may have a material adverse effect on our business.

We may not identify or discover other product candidates and may fail to capitalize on programs or product candidates that may present a greater commercial opportunity or for which there is a greater likelihood of success.

Our efforts to identify and develop additional product candidates will require substantial technical, financial and human resources, whether or not any product candidates are ultimately identified. We may also broaden the reach of our FLEX-NK™ cell engager antibody platform by selectively in-licensing technologies or product candidates. Alternately, our efforts may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development, approved products or commercial revenues for many reasons, including the following:

●	the methodology used may not be successful in identifying potential product candidates;

●	competitors may develop alternatives that render any product candidates it develops obsolete;

●	any product candidates it develops may be covered by third parties’ patents or other exclusive rights;

●	a product candidate may demonstrate harmful side effects or other characteristics that indicate it is unlikely to be effective or otherwise does not meet applicable regulatory criteria;

●	a product candidate may not be capable of being produced in commercial quantities at an acceptable cost, or at all; and

●	a product candidate may not be accepted as safe and effective by physicians, patients, the medical community or third-party payors.

We have limited financial and management resources and, as a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater market potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products, including attractive or profitable market opportunities. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in circumstances under which it would have been more advantageous for it to retain sole development and commercialization rights to such product candidate. In addition, we may not be successful in replicating our approach to product candidate development for other disease indications. If we are unsuccessful in identifying and developing additional product candidates or are unable to do so, our business may be harmed.

If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of our product candidates.

We face an inherent risk of product liability as a result of the future clinical testing of our product candidates and will face an even greater risk if it commercializes any products. For example, we may be sued if our product candidates cause or are perceived to cause injury or are found to be otherwise unsuitable during clinical testing, manufacturing, marketing, or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend itself against product liability claims, it may incur substantial liabilities or be required to limit commercialization of its product candidates. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in one or more of the following:

●	decreased demand for our product candidates;

●	injury to our reputation;

●	withdrawal of clinical trial participants;

●	initiation of investigations by regulators;

●	costs to defend the related litigation;

●	a diversion of management’s time and our resources;

●	substantial monetary awards to trial participants or patients;

●	product recalls, withdrawals or labeling, marketing or promotional restrictions;

●	loss of revenue;

●	exhaustion of any available insurance and our capital resources; and

●	the inability to commercialize any product candidate.

Our inability to obtain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of products it develops, alone or with corporate collaborators. Our insurance policies may also have various exclusions, and we may be subject to a product liability claim for which it has no coverage. Assuming we obtain clinical trial insurance for our clinical trials, we may have to pay amounts awarded by a court or negotiated in a settlement that exceeds our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts. Even if our agreements with any future corporate collaborators entitle it to indemnification against losses, such indemnification may not be available or adequate should any claim arise.

Risks Related to Our Therapeutics Manufacturing

The manufacturing of our product candidates will be very complex. We are subject to a multitude of manufacturing risks, any of which could substantially increase our costs, delay our programs or limit supply of our product candidates.

Historically, engineered antibodies have been particularly difficult to manufacture and Contract Manufacturing Organizations, (“CMOs”), and we have limited experience in the manufacturing of bispecific antibodies to selectively activate NK cells. The process of manufacturing our product candidates is extremely susceptible to product loss due to contamination, equipment failure or improper installation or operation of equipment, vendor or operator error, contamination and inconsistency in yields, variability in product characteristics and difficulties in scaling the production process. Even minor deviations from normal manufacturing processes could result in reduced production yields, product defects and other supply disruptions. If microbial, viral or other contaminations are discovered in our product candidates or in the manufacturing facilities in which our product candidates are made, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination in accordance with current good manufacturing practice (“cGMP”).

Any adverse developments affecting manufacturing operations for our product candidates, if any are approved, may result in shipment delays, inventory shortages, lot failures, product withdrawals or recalls, or other interruptions in the supply of our products. We may also have to take inventory write-offs and incur other charges and expenses for products that fail to meet specifications, undertake costly remediation efforts or seek more costly manufacturing alternatives. Furthermore, it is too early to estimate our cost of goods sold. The actual cost to manufacture our product candidates could be greater than we expect because it is early in our development efforts.

We depend on strategic partnerships and collaboration arrangements for the development of our FLEX-NK™ bispecific antibody platform, including Yissum for NKp46 antibodies, INSERM for CD38 antibodies, NCI for GPC3 antibodies, and CytoLynx Therapeutics for development and commercialization in Greater China, and if these arrangements are unsuccessful, this could result in delays and other obstacles in the development, manufacture or commercialization of any of our product candidates.

Our strategy for fully developing and commercializing our therapeutic candidates is dependent upon maintaining our current arrangements and establishing new arrangements with research collaborators, corporate collaborators and other third parties. We currently have corporate and academic collaboration agreements with a number of counterparties including INSERM, NCI, Yissum and CytoLynx Therapeutics. These corporate collaboration agreements provide for, among other things, our need to pay for research funding and significant future payments should certain development, regulatory and commercial milestones be achieved. Under certain of these arrangements, our corporate collaborators are responsible for:

●	electing to advance product candidates through preclinical and into clinical development;

●	conducting clinical development and obtaining required regulatory approvals for product candidates; and

●	commercializing any resulting products.

As a result, we may not be able to conduct these corporate collaborations in the manner or on the time schedule it currently contemplates, which may negatively impact our therapeutics business operations.

This lack of control over the research funding for, and the development and commercialization of, certain of our product candidates could cause delays or other difficulties in the development and commercialization of our product candidates, which may prevent completion of research and development activities and intended regulatory filings in a timely fashion, if at all. Because we expect to continue to rely on our current corporate collaborators and to enter into new collaborations in the future, the development and commercialization of any of our product candidates could be substantially delayed, and our ability to receive future funding could be substantially impaired if one or more of our current or future collaborators:

●	shifts our priorities and resources away from our collaborations due to a change in business strategies, or a merger, acquisition, sale or downsizing of our company or business unit;

●	ceases development in therapeutic areas which are the subject of our collaboration;

●	fails to select a product candidate for advancement into preclinical development, clinical development, or subsequent clinical development into a marketed product;

●	changes the success criteria for a particular product candidate, thereby delaying or ceasing development of such product candidate;

●	significantly delays the initiation or conduct of certain activities which could delay our receipt of milestone payments tied to such activities, thereby impacting our ability to fund our own activities;

●	develops a product candidate that competes, either directly or indirectly, with our product candidates;

●	does not obtain the requisite regulatory approval of a product candidate;

●	does not successfully commercialize a product candidate;

●	encounters regulatory, resource or quality issues and are unable to meet demand requirements;

●	exercises its rights under the agreement to terminate the collaboration, or otherwise withdraws support for, or otherwise impairs development under the collaboration;

●	disagrees on the research, development or commercialization of a product candidate resulting in a delay in milestones, royalty payments or termination of such product candidate; and

●	uses our proprietary information or intellectual property in such a way as to jeopardize our rights in such property.

In addition, the termination of any future strategic partnership or collaboration arrangement may prevent us from receiving any milestone, royalty payment, sharing of profits, and other benefits under such agreement and prevent us from being able to advance our therapeutic products toward commercialization. Furthermore, disagreements with these parties could require or result in litigation or arbitration, which would be time-consuming and expensive. Any of these events could have a material adverse effect on our ability to develop and commercialize any of our therapeutic product candidates and may adversely impact our business, prospects, financial condition, and results of operations.

We rely upon third parties to conduct certain research and development activities and assist us with our preclinical trials and future clinical trials and commercial sale, if approved, of our product candidates. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, it may not be able to timely develop, manufacture, obtain regulatory approval for or commercialize our product candidates.

We utilize independent investigators and collaborators, such as universities, medical institutions, CROs and strategic partners to conduct certain research and future clinical trials as required under our partnership and collaboration agreements. We must negotiate budgets and contracts with CROs and study sites, which may result in delays to our development timelines and increased costs. We will rely on these third parties over the course of our future clinical trials, and we only control certain aspects of their activities. If we or any of these third parties fail to comply with applicable GCP regulations, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, such regulatory authorities will determine that any of our clinical trials comply with the GCP regulations. In addition, our clinical trials must be conducted with biologic product produced under cGMPs and will require many test patients. Our failure or any failure by these third parties to comply with these regulations or to recruit enough patients may require it to repeat clinical trials, which would delay the regulatory approval process. Moreover, our business may be implicated if any of these third parties violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.

Any third parties conducting our clinical trials are not and will not be our employees and, except for remedies available to us under our agreements with such third parties, we cannot control whether or not they devote sufficient time and resources to our ongoing preclinical, clinical and nonclinical programs. These third parties may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical studies or other drug development activities, which could affect their performance. If these third parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our clinical trials may be extended, delayed or terminated and we may not be able to complete development of, obtain regulatory approval of or successfully commercialize our product candidates. As a result, our commercial prospects for our product candidates could be harmed, our costs could increase and our ability to generate therapeutics revenue could be delayed.

If any of our relationships with trial sites, or any CRO that it may use in the future, terminates, we may not be able to enter into arrangements with alternative trial sites or CROs or do so on commercially reasonable terms. Switching or adding third parties to conduct our clinical trials involves substantial cost and requires extensive management time and focus. In addition, there is a natural transition period when a new third party commences work. As a result, delays occur, which can materially impact our ability to meet our desired clinical development timelines.

A disruption to our internal or third-party manufacturing operations, or our third-party suppliers’ or manufacturers’ inability to manufacture sufficient quantities of our antibody and cell product candidates at acceptable quality levels or costs, or at all, could materially and adversely affect our business.

We work with several third-party manufacturers and suppliers for the production of our antibody and cell product candidates. We have a long-term relationship with STC Biologics for the manufacturing of our NY-303 and NY-338 products.

Developing manufacturing processes to support clinical trial and commercialization requirements is a difficult and uncertain task, and there are risks associated with scaling to the level required for clinical trials or commercialization, including, among others, cost overruns, potential problems with process scale-out, process reproducibility, stability and purity issues, lot consistency, and timely availability of acceptable reagents and raw materials. If we are unable to scale to the level required for the conduct of clinical trials or commercialization, it may not be able to produce our antibody product candidates in a sufficient quantity to conduct ongoing and planned clinical trials, or to meet demand if any antibody product candidates are approved for commercialization.

We will be dependent and expect to continue to be substantially dependent on our third-party manufacturing facility, STC Biologics, for the production of our antibody product candidates, and we rely, and expect to continue to rely, on other future third parties for the manufacture of certain components and also to manufacture our antibody product candidates, when needed for use in conducting clinical trials. The third-party facilities used to manufacture our antibody and cell product candidates, must be evaluated by the FDA or other foreign regulatory agencies pursuant to inspections that will be conducted after it submits an application to the FDA or other comparable foreign regulatory authorities. If the FDA or a comparable foreign regulatory authority finds deficiencies with, takes enforcement actions against, or does not approve these facilities for the manufacture of our antibody product candidates or if it later finds deficiencies, take enforcement actions, or withdraw any such approval in the future, it may not be able to locate additional or replacement facilities to produce such antibody product candidates or materials in a timely manner and on commercially reasonable terms, or at all. This would significantly impact our ability to develop, obtain regulatory approval for or market our antibody product candidates, if approved, and could considerably delay completion of our clinical trials, product testing and potential regulatory approval of our antibody product candidates. We have not yet caused any antibody product candidates to be manufactured or processed on a commercial scale and may not be able to do so. We intend to make changes as we work to optimize the therapeutics manufacturing process, and we cannot be sure that even minor changes in the process will result in products that are capable or safe and effective.

Because we rely on third parties for the manufacture of certain components and the antibody product candidates themselves, we are required to transfer certain manufacturing process know-how and certain intermediates to third parties, including larger-scale facilities operated by a CMO or by us, to facilitate manufacture of our antibody product candidates for clinical trials and commercialization. Transferring manufacturing testing and processes and know-how is complex and involves review and incorporation of both documented and undocumented processes that may have evolved over time. In addition, transferring production to different facilities may require utilization of new or different processes to meet the specific requirements of a given facility. We and any CMOs or third parties that we engage for manufacturing its antibody product candidates will need to conduct significant development work to transfer these processes and manufacture each of our antibody product candidates for clinical trials and commercialization. In addition, we may be required to demonstrate the comparability of material generated by any CMO or third parties that we engage for manufacturing our antibody product candidates with material previously produced and used in testing. Any inability to manufacture comparable drug product by us or its CMOs could delay the continued development of our antibody product candidates.

Furthermore, certain of the components currently used in manufacturing the antibody product candidates are research-grade only, and it may encounter problems obtaining or achieving adequate quantities and quality of clinical grade materials that meet FDA, the European Medicines Agency (“EMA”), European Union Member State competent authorities’ or other applicable standards or specifications with consistent and acceptable production yields and costs. In addition, if contaminants are discovered in our supply of antibody product candidates or in our manufacturing facilities or those of our third-party suppliers and manufacturers, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination. Any such events could delay or prevent our ability to obtain regulatory approval for or commercialize our antibody product candidates, which could adversely affect our business, prospects, financial condition and results of operations.

Further, our reliance on third-party manufacturers entails risks it would not be subject to if it manufactured antibody product candidates, including:

●	inability to meet our product specifications and quality requirements consistently;

●	delay or inability to procure or expand sufficient manufacturing capacity;

●	issues related to scale-up of manufacturing;

●	costs and validation of new equipment and facilities required for scale-up;

●	our third-party manufacturers may not be able to execute our manufacturing procedures and other logistical support requirements appropriately;

●	our third-party manufacturers may fail to comply with cGMP requirements and other inspections by the FDA or other comparable foreign regulatory authorities;

●	our inability to negotiate manufacturing agreements with third parties under commercially reasonable terms, if at all;

●	breach, termination or nonrenewal of manufacturing agreements with third parties in a manner or at a time that is costly or damaging to us;

●	reliance on single sources for reagents and components;

●	lack of qualified backup suppliers for those components that are currently purchased from a sole or single-source supplier;

●	our third-party manufacturers may not devote sufficient resources to our antibody product candidates;

●	we may not own, or may have to share, the intellectual property rights to any improvements made by our third-party manufacturers in the manufacturing process for our antibody product candidates;

●	operations of our third-party manufacturers or suppliers could be disrupted by conditions unrelated to our business or operations, including the bankruptcy of the manufacturer or supplier; and

●	carrier disruptions or increased costs that are beyond our control.

In addition, if we enter into a strategic collaboration with a third party for the commercialization of our current or any future antibody and cell product candidates, we will not be able to control the amount of time or resources that the third party will devote to such efforts. If any strategic collaborator does not commit adequate resources to the marketing and distribution of our current or any future antibody product candidates, it could limit our potential revenues.

Any adverse developments affecting manufacturing operations for our antibody and cell product candidates may result in lot failures, inventory shortages, shipment delays, product withdrawals or recalls or other interruptions in the supply of our drug product which could prevent the administration to patients and delay the development of our antibody product candidates. We may also have to write off inventory, incur other charges and expenses for supply of drug product that fails to meet specifications, undertake costly remediation efforts, or seek more costly manufacturing alternatives.

Any of these events could lead to clinical trial delays or failure to obtain regulatory approval, or impact our ability to successfully commercialize our current or any future antibody product candidates once approved. Some of these events could be the basis for FDA action, including public warnings, injunction, request for recall, seizure, or total or partial suspension of production.

Our product candidates rely on the availability of specialty raw materials, which may not be available to us on acceptable terms or at all.

Our product candidates require many specialty raw materials, some of which are manufactured by small companies with limited resources and experience to deliver raw materials to our specifications. Further, some of our suppliers may not be able to scale-up as we move to clinical trials or commercialization. Accordingly, we may experience delays in receiving, or fail to secure entirely, key raw materials to support clinical or commercial manufacturing. Certain raw materials also require third-party testing, and some of the testing service companies may not have capacity or be able to conduct the testing that we request.

We also face competition for supplies from other cell therapy companies. Such competition may make it difficult for us to secure raw materials or the testing of such materials on commercially reasonable terms or in a timely manner.

Some raw materials are currently available from a single supplier, or a small number of suppliers. We cannot be sure that these suppliers will remain in business or that they will not be purchased by one of our competitors or another company that is not interested in continuing to produce these materials for our intended purpose. In addition, the lead time needed to establish a relationship with a new supplier can be lengthy, and we may experience delays in meeting demand in the event we must switch to a new supplier. The time and effort to qualify a new supplier, including to meet any regulatory requirements for such qualification, could result in additional costs, diversion of resources or reduced manufacturing yields, any of which would negatively impact our operating results. Further, we may be unable to enter into agreements with a new supplier on commercially reasonable terms, which could have a material adverse impact on our business.

If conflicts arise between us and our collaborators or strategic partners, these parties may act in a manner adverse to us and could limit our ability to implement its strategies.

If conflicts arise between us and our corporate or academic collaborators or strategic partners, the other party may act in a manner adverse to us and could limit our ability to implement our strategies. Some of our academic collaborators and strategic partners are conducting multiple product development efforts within each area that is the subject of the collaboration with us. Our collaborators or strategic partners, however, may develop, either alone or with others, products in related fields that are competitive with the products or potential products that are the subject of these collaborations. Competing products, either developed by the collaborators or strategic partners or to which the collaborators or strategic partners have rights, may result in the withdrawal of partner support for our product candidates.

Some of our collaborators or strategic partners could also become our competitors in the future. Our collaborators or strategic partners could develop competing products, preclude us from entering into collaborations with their competitors, fail to obtain timely regulatory approvals, terminate their agreements with us prematurely, or fail to devote sufficient resources to the development and commercialization of products. Any of these developments could harm our therapeutic product development efforts.

Some of our strategic collaborators or partners have the right to terminate their agreements with us, including for our failing to achieve certain milestones or make payments under the agreements, not actively pursuing development of a licensed product, or for materially breaching the agreement and failing to cure such breach within a specific grace period. Our strategic collaborators or partners may also want to discontinue collaborations upon assessing our progress on such development program. If our strategic collaborators or partners terminate their agreements with them or discontinue joint collaborations on a program, we may be required to significantly delay, scale back or discontinue the development or commercialization of one or more of its product candidates or curtail or restructure its operations, any of which could have a material adverse effect on our business and operations.

We may seek to form collaborations in the future with respect to our product candidates, but may not be able to do so, which may cause us to alter our development and commercialization plans.

The advancement of our product candidates and development programs and the potential commercialization of our current and future product candidates will require substantial additional cash to fund expenses. For some of our programs, we may seek to collaborate with pharmaceutical and biotechnology companies to develop and commercialize such product candidates, such as our collaborations with the Hebrew University of Jerusalem for NKp46 antibodies, INSERM for CD38 antibodies, NCI for GPC3 antibodies, and CytoLynx Therapeutics for development and commercialization in Greater China, any of these relationships may require us to incur non-recurring and other charges, increase our near- and long-term expenditures, or disrupt our management and business.

We face significant competition in seeking appropriate strategic partners and the negotiation process is time-consuming and complex. Whether we reach a definitive agreement for other collaborations will depend, among other things, upon its assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the design or results of clinical trials, the progress of our clinical trials, the likelihood of approval by the FDA or comparable regulatory authorities outside the United States, the potential market for the subject product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, the potential of competing products, the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge, and industry and market conditions generally. The collaborator may also consider alternative product candidates or technologies for similar indications that may be available to collaborate on and whether such a collaboration could be more attractive than the one for our product candidate. Further, we may not be successful in its efforts to establish a strategic partnership or other alternative arrangements for future product candidates because they may be deemed to be at too early of a stage of development for collaborative effort and third parties may not view them as having the requisite potential to demonstrate safety and efficacy. Any delays in entering into new collaborations or strategic partnership agreements related to any product candidate we develop could delay the development and commercialization of its product candidates.

Our business involves the use of hazardous materials which requires that we, and our third-party manufacturers and suppliers must comply with environmental, health and safety laws and regulations, which can be expensive and restrict or interrupt its business.

Our research and development activities and our third-party manufacturers’ and suppliers’ activities involve the generation, storage, use and disposal of hazardous materials, including the components of its product candidates, such as genetically modified cells, and other hazardous compounds and wastes. We and our third-party manufacturers and suppliers are subject to environmental, health and safety laws and regulations governing, among other matters, the use, manufacture, generation, storage, handling, transportation, discharge and disposal of these hazardous materials and wastes and worker health and safety. In some cases, these hazardous materials and various wastes resulting from their use may be stored at our facilities and our third-party manufacturers’ facilities pending their use and disposal. In addition, we and our third-party manufacturers must supply all necessary documentation in support of a BLA or equivalent foreign application on a timely basis and must comply with the FDA’s applicable regulations, including GLP and cGMP and equivalent foreign provisions. The facilities and quality systems of some or all of our third-party manufacturers and suppliers, as well as any facilities and quality systems it may have in the future, must pass a pre-approval inspection for compliance with the applicable regulations as a condition of regulatory approval of our product candidates or any of our other potential products. In addition, the regulatory authorities may, at any time, audit or inspect a manufacturing facility involved with the preparation of our product candidates or its other potential products or the associated quality systems for compliance with the regulations applicable to the activities being conducted. If these facilities do not pass a pre-approval plant inspection, FDA approval, or comparable foreign approval of the products will not be granted. The regulatory authorities also may, at any time following approval of a product for sale, audit our manufacturing facilities or those of our third-party manufacturers and suppliers. If any such inspection or audit identifies a failure to comply with applicable regulations or if a violation of our product specifications or applicable regulations occurs independent of such an inspection or audit, we or the relevant regulatory authority may require remedial measures that may be costly and/or time-consuming for us or a third party to implement and that may include the temporary or permanent suspension of a clinical trial or commercial sales or the temporary or permanent closure of a facility. Any such remedial measures imposed upon us or third parties with whom it contracts could materially harm our business.

If we or any of our third-party manufacturers fail to maintain regulatory compliance, the FDA, or comparable foreign authority, can impose regulatory sanctions including, among other things, refusal to approve a pending application for a new drug product or biologic product, or revocation or variation of a pre-existing approval.

Additionally, if supply from one approved manufacturer is interrupted, there could be a significant disruption in commercial supply. An alternative manufacturer would need to be qualified and approved through a BLA supplement, or equivalent foreign step, which could result in further delay. The regulatory agencies may also require additional studies if a new manufacturer is relied upon for commercial production. Switching manufacturers may involve substantial costs and is likely to result in a delay in our desired clinical and commercial timelines.

These factors could cause the delay of clinical trials, regulatory submissions, required approvals or commercialization of our product candidates, cause us to incur higher costs and prevent us from commercializing our products successfully.

Furthermore, if our suppliers fail to meet contractual requirements, and we are unable to secure one or more replacement suppliers capable of production at a substantially equivalent cost, our clinical trials may be delayed or we could lose potential revenue.

We cannot eliminate the risk of contamination or injury, which could result in an interruption of our commercialization efforts, research and development efforts and business operations, damages and significant cleanup costs and liabilities under applicable environmental, health and safety laws and regulations. We also cannot guarantee that the safety procedures utilized by our third-party manufacturers for handling and disposing of these materials and wastes generally comply with the standards prescribed by these laws and regulations. We may be held liable for any resulting damages costs or liabilities, which could exceed our resources, and state or federal or other applicable authorities may curtail our use of certain materials and/or interrupt our business operations. Furthermore, environmental, health and safety laws and regulations are complex, change frequently and have tended to become more stringent. We cannot predict the impact of such changes and cannot be certain of our future compliance. Failure to comply with these environmental, health and safety laws and regulations may result in substantial fines, penalties or other sanctions.

We have established a partnership with CytoLynx for the development and commercialization of our NY-303 bispecific antibody in greater China and there are substantial operational, financial, regulatory and political risks with this collaboration

We are dependent on CytoLynx for the development of our NY-303 bispecific antibody for commercialization in greater China. There are substantial operational, financial, regulatory and political risks with this collaboration. There is no guarantee that CytoLynx can adequately transfer the required know how from Naya to ensure timely manufacturing and clinical development in China. The China development may require substantial investments and CytoLynx may not be able to raise sufficient capital to fund its operations and therefore we may not realize part of all of the potential $157 million in revenue as described above in the Key Third Party Relationship section.

Accordingly, our partnership with CytoLynx is affected significantly by economic, political and legal developments in China. The Chinese economy differs from the economies of most developed countries in many respects, including:

●	the degree of government involvement;

●	the level of development;

●	the growth rate;

●	the control of foreign exchange;

●	access to financing; and

●	the allocation of resources.

While the Chinese economy has experienced significant growth in the past 30 years, growth has been uneven, both geographically and among various sectors of the economy. The Chinese economy has also experienced certain adverse effects due to the recent global financial crisis. The Chinese government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures benefit the overall Chinese economy, but may also have a negative effect on us. For example, our operating results and financial condition may be adversely affected by government control over capital investments or changes in tax regulations that are applicable to us, and by government policies or guidance aimed at curtailing the perceived over-capacity of certain industry sectors, such as pharmaceutical companies. The Chinese government has implemented certain measures, including interest rate increases, to control the pace of economic growth. These measures may cause decreased economic activity in China, which could in turn reduce the demand for our products and materially and adversely affect our operating results and financial condition.

The Chinese government also exercises significant control over Chinese economic growth through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies.

Any adverse change in the economic conditions or government policies in China could have a material and adverse effect on overall economic growth and the level of investments in health industries in China, which in turn could lead to a reduction in demand for our products and consequently have a material and adverse effect on our business.

Risks Related to Our Intellectual Property

Our products incorporate intellectual property rights developed by us that may be difficult to protect or may be found to infringe on the rights of others.

While we currently have U.S. and international patents pending, these potential patents may be challenged, invalidated or circumvented, and ultimately may not be granted. In addition, any rights granted under these potential patents may not provide any competitive advantages. Certain countries, including the United States and in Europe, could place restrictions on the patentability of various medical devices which may materially affect our business and competitive position. Additionally, the laws of some foreign countries, in particular China and India, do not protect our proprietary rights to the same extent or in the same manner as U.S. laws, and we may encounter significant problems in protecting and defending our proprietary rights in these countries. In addition to relying on patent, copyright and trademark laws, we also utilize a combination of trade secrets, confidentiality policies, non-disclosure and other contractual arrangements to protect our intellectual property rights. However, these measures may not be adequate to prevent or deter infringement or other misappropriation. Further, our intellectual property rights may be found to infringe on intellectual property rights of third parties. Moreover, we may not be able to detect unauthorized use or take appropriate and timely steps to establish and enforce our proprietary rights. Existing laws of some countries in which we conduct business offer only limited protection of our intellectual property rights, if at all. As the number of market entrants as well as the complexity of technology in the fertility marketplace increases, the possibility of functional overlap and inadvertent infringement of intellectual property rights also increases.

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

We regard our trade secrets, patents and similar intellectual property as important to our operations. To protect our proprietary rights, we rely on intellectual property and trade secret laws, as well as confidentiality and license agreements with certain employees, customers and third parties. No assurance can be given that our intellectual property will not be challenged, invalidated, infringed or circumvented. If necessary, we intend to defend our intellectual property rights from infringement through legal action, which could be very costly and could adversely affect our ability to achieve and maintain profitability. Our limited capital resources could put us at a disadvantage if we are required to take legal action to enforce our intellectual property rights.

Any failure to obtain, maintain, protect, or enforce our intellectual property and proprietary rights, or if the scope of intellectual property protection we obtain are not sufficiently broad, that could impair our ability to compete or protect its proprietary technology and brand.

We rely, and will continue to rely, upon a combination of patents, trade secret protection, and confidentiality agreements to protect the intellectual property related to our proprietary manufacturing methods, proprietary technologies, product candidate development programs, and product candidates. Our success depends in large part on our ability to secure and maintain patent protection in the United States and other countries with respect to our current product candidates and any future product candidates we may develop.

Within NAYA Therapeutics, we own a total of twenty-four (24) pending patent applications in two families. Each family includes one (1) US patent application, one (1) 1 European patent application, and ten (10) patent applications in other foreign jurisdictions. One family based on WO 2022/216744 covers CYT303; while the other family based on WO 2022/216723 covers CYT338. The Kadouche/CNRS multispecific antibody license for CYT303 and CYT338 includes thirteen (13) patents and patent applications, including three (3) granted US patents and one (1) pending US patent applications, two (2) granted European patents and one (1) pending European patent application, and six (6) granted patents in other foreign jurisdictions. We license from Yissum ten (10) pending patent applications for CYT303 and CYT338, which include one (1) US patent application, one (1) European patent application, and eight (8) patent applications in other foreign jurisdictions. We license from INSERM five (5) pending patent applications for CYT338, of which one (1) is a US patent application, one (1) is European, and 3 are in other foreign jurisdictions. Within NAYA Women’s Health, we currently have U.S. and international patents pending.

We seek to protect our proprietary position by filing or collaborating with licensors to file patent applications in the United States and abroad related to our proprietary technologies, development programs, and product candidates. The patent prosecution process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. Moreover, the issuance, scope, validity, enforceability, and commercial value of our patent rights are highly uncertain.

Composition of matter patents for biological and pharmaceutical product candidates often provide a strong form of intellectual property protection for those types of products, as such patents provide protection without regard to any method of use. We cannot be certain that the claims in our pending patent applications directed to composition of matter of our product candidates will be considered patentable by the United States Patent and Trademark Office (“USPTO”) or by patent offices in foreign countries. Method of use patents protect the use of a product for the specified method. This type of patent does not prevent a competitor from making and marketing a product that is identical to our product for an indication that is outside the scope of the patented method. Method of manufacturing patents protect the manufacturing process. This type of patent does not prevent a competitor from making and marketing a product that is identical to our product, but manufactured by a method that is outside the scope of the patented manufacturing method. Moreover, even if a competitor’s manufacturing process does infringe or contribute to the infringement of method of manufacturing patents, such infringement is difficult to detect and therefore difficult to prevent or prosecute.

It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. We may not have the right to control the preparation, filing, and prosecution of patent applications or to maintain the rights to patents licensed from or licensed to third parties. Therefore, these patents and patent applications may not be prosecuted and enforced in a manner consistent with the best interests of our business. The patent applications that we own or in-license may fail to result in issued patents with claims that cover our proprietary products and technology, including current product candidates, any future product candidates we may develop, and our FLEX-NK™ cell engager antibody technologies in the United States or in other foreign countries, in whole or in part. Alternately, our existing patents and any future patents we obtain may not be sufficiently broad to prevent others from using our technology or from developing competing products and technologies. It is possible that not all potentially relevant prior art relating to our patents and patent applications have been found, which can prevent a patent from issuing from a pending patent application or can later invalidate or narrow the scope of an issued patent. For example, publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing or, in some cases, not at all. Therefore, we cannot know with certainty whether we were the first to make the inventions claimed in our patents or pending patent applications, or that we were the first to file for patent protection of such inventions. Even if patents do successfully issue and even if such patents cover our current product candidates, any future product candidates we may develop, and FLEX-NK™ cell engager antibody technologies, third parties may challenge their validity, ownership, enforceability, or scope thereof, which may result in such patents being narrowed, invalidated, or held unenforceable or circumvented. Any successful challenge to these patents or any other patents owned by or licensed to us could deprive us of rights necessary for the successful commercialization of any of our product candidates or proprietary technology. In addition, the issuance of a patent does not give us the right to practice the patented invention. Third parties may have blocking patents that could prevent us from marketing our product candidates, if approved, or practicing our own patented technology. Our competitors may be able to circumvent our patents by developing similar or alternative product candidates in a non-infringing manner. Further, if we encounter delays in regulatory approvals, the period of time during which it could market a product candidate and its FLEX-NK™ cell engager antibody platform under patent protection could be reduced. If any of our patents expire or are challenged, invalidated, circumvented, or otherwise limited by third parties prior to the commercialization of our product candidates, and if we do not own or have exclusive rights to other enforceable patents protecting our product candidates or technologies, competitors and other third parties could market products and use processes that are substantially similar, or superior, to ours, and our business would suffer.

If the patent applications we hold or in-license with respect to our product candidates fail to issue, if the validity, breadth, or strength of protection of the resulting patents is threatened, or if the resulting patents fail to provide meaningful exclusivity for any of our current or future product candidates or technology, that could dissuade companies from collaborating with us to develop product candidates, encourage competitors to develop competing products or technologies, and threaten our ability to commercialize future product candidates. Any such outcome could harm our business.

We are party to several intellectual property license agreements which are important to our business, and we expect to enter into additional license agreements in the future. Our existing license agreements impose, and we expect that future license agreements will impose, various diligence, development, and commercialization timelines, milestone payments, royalties and other obligations on us. If we fail to comply with our obligations under these agreements, or if we are subject to a bankruptcy, or, in some cases, under other circumstances, a licensor may have the right to terminate the respective license, in which event we would not be able to market such product candidate(s) covered by such license.

The patent position of biotechnology and pharmaceutical companies is generally highly uncertain, involves complex legal, scientific, and factual questions, and is characterized by the existence of large numbers of patents and frequent litigation based on allegations of patent or other intellectual property infringement, misappropriation, or violation. The standards that the USPTO and its foreign counterparts use to grant patents are not always applied predictably or uniformly. In addition, the laws of jurisdictions outside the United States may not protect our rights to the same extent as the laws of the United States, and many companies have encountered significant problems in protecting and defending such rights in foreign jurisdictions. For example, European patent law restricts the patentability of methods of treatment of the human body more than United States law does. Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patents or narrow the scope of our patent protection. Since patent applications in the United States and other jurisdictions are confidential for a period of time after filing, we cannot be certain that we were the first to file for patents covering our inventions. As a result, the issuance, scope, validity, enforceability, and commercial value of our patent rights are highly uncertain. Our pending and future patent applications may not result in the issuance of patents, or may result in the issuance of patents which fail to protect our technology or products, in whole or in part, or which fail to effectively prevent others from commercializing competitive technologies and products.

The issuance of a patent is not conclusive as to its inventorship, ownership, scope, validity, or enforceability, and our owned and licensed patents may be challenged in the courts or patent offices in the U.S. and abroad. Such challenges may result in loss of ownership or exclusivity or in patent claims being narrowed, invalidated, or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical technology and products or limit the duration of the patent protection of our technology and products. We may become involved in opposition, derivation, reexamination, inter partes review, post-grant review, or interference proceedings challenging our owned or licensed patent rights. An adverse determination in any such submission, proceeding, or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. Thus, even if our patent applications issue as patents, they may not issue in a form that will provide us with meaningful protection, prevent competitors from competing with us, or otherwise provide us with any competitive advantage.

Moreover, patents have a limited lifespan. The term of an individual patent depends on applicable law in the country where the patent is issued. In the U.S., the natural expiration of a patent is generally 20 years from its application filing date or earliest claimed non-provisional filing date. Various extensions may be available; however, the life of a patent, and the protection it affords, is limited. Without patent protection for our current or future product candidates, we may be open to competition from biosimilar versions of such products. Given the amount of time required for the development, testing, and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to our own.

We depend on intellectual property licensed from third parties, and any failure to comply with our obligations under our license agreements or a termination of any of these license agreements could result in the loss of significant rights, which would harm our business.

We have entered into license agreements with third parties and may need to obtain additional licenses from our existing licensors and others to advance our research or allow commercialization of product candidates and technologies we may develop.

In most of our license agreements (and we expect in our future agreements), we have the right under specified conditions to bring any actions against any third party for infringing on the patents we has exclusively licensed. Certain of our license agreements also require us to meet development thresholds and other obligations to maintain the license, including establishing a set timeline for developing and commercializing products. Disputes may arise regarding intellectual property subject to a licensing agreement, including the following:

●	the scope of rights granted under the license agreement and other interpretation-related issues;

●	the extent to which our technology and processes infringe on intellectual property of the licensor that is not subject to the licensing agreement;

●	the sublicensing of patents and other rights under our collaborative development relationships;

●	our diligence obligations under the license agreement and what activities satisfy those diligence obligations;

●	the inventorship and ownership of inventions and know-how resulting from the joint creation or use of intellectual property by us, our licensors, and our partners; and

●	the priority of invention of patented technology.

In addition, the agreements under which we currently license intellectual property or technology from third parties are complex, and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology, or increase what we believe to be our financial or other obligations under the relevant agreement, either of which could have a material adverse effect on our business, financial condition, results of operations, and prospects.

Moreover, if disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangements on commercially acceptable terms, we may be unable to successfully develop and commercialize the affected product candidates, which could have a material adverse effect on our business, financial conditions, results of operations, and prospects.

Our existing license agreements impose (and we expect that future license agreements will impose) various diligence, development, and commercialization timelines, milestone payments, royalties, and other obligations on us. If we fail to comply with our obligations under our license agreements, our licensors may have the right to terminate these license agreements, in which event we might not be able to market any product or technology that is covered by these agreements, which could adversely affect the value of the product candidate being developed under the respective license agreement. Termination of these license agreements or reduction or elimination of our licensed rights may also result in us having to negotiate new or reinstated licenses with less favorable terms.

We may rely on our licensors to file and prosecute patent applications and maintain patents and otherwise protect the intellectual property we license from them. We may have limited control over these activities. For example, we cannot be certain that such activities by these licensors will be conducted in compliance with applicable laws and regulations or will result in valid and enforceable patents or other intellectual property rights. We may have limited control over the manner in which one of our licensors initiate an infringement proceeding against a third party who infringes, misappropriates, or otherwise violates such licensor’s intellectual property rights licensed to us, or defend such intellectual property rights. It is possible that the licensor’s infringement proceeding or defense activities may be less vigorous than if we were to conduct them ourselves.

In spite of our best efforts, our licensors might conclude that we have materially breached our license agreements and might therefore terminate (or seek to terminate) the license agreements, thereby removing our ability to develop and commercialize products and technology covered by these license agreements. If these in-licenses are terminated, or if the underlying patents fail to provide the intended exclusivity, competitors would have the freedom to seek regulatory approval of, and to market, products identical to our own. In addition, we may seek to obtain additional licenses from our licensors and, in connection with obtaining such licenses, we may agree to amend our existing licenses in a manner that may be more favorable to the licensors, including by agreeing to terms that could enable third parties (potentially including our competitors) to receive licenses to a portion of the intellectual property that is subject to its existing licenses. The licensing and acquisition of third-party intellectual property rights is a competitive practice, and companies that may be more established, or have greater resources than we do, may also be pursuing strategies to license or acquire third party intellectual property rights that we may consider necessary or attractive in order to commercialize our product candidates. We may fail to obtain any of these third-party intellectual property rights at a reasonable cost or on reasonable terms, if at all. Any of these events could harm our competitive position, business, financial conditions, results of operations, and prospects.

Third-party claims of intellectual property infringement may prevent or delay our product discovery and development efforts.

Our commercial success depends in part on avoiding the infringement, misappropriation, or other violation of the patents and proprietary rights of third parties. There is a substantial amount of litigation involving patents and other intellectual property rights in the biotechnology and pharmaceutical industries. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are developing our product candidates. As the biotechnology and pharmaceutical industries expand and more patents are issued, and as we gain greater visibility and market exposure as a public company, the risk increases that our product candidates may give rise to claims of infringement of the patent rights of others. In addition, many companies in intellectual property-dependent industries, including the biotechnology and pharmaceutical industries, have employed intellectual litigation as a means to gain an advantage over their competitors. Some claimants may have substantially greater resources than we do and may be able to sustain the costs of complex intellectual property litigation to a greater degree and for longer periods of time than we could.

Third parties may assert that we infringe their patents or are otherwise employing their proprietary technology without authorization and may sue us. Because patent applications can take many years to issue, there may be currently pending patent applications that may later result in issued patents that our product candidates may be alleged to infringe. In addition, third parties may obtain patents in the future and claim that our technologies infringe upon these patents. If any third-party patent were held by a court of competent jurisdiction to cover the manufacturing process of any of our product candidates, constructs, or molecules used in or formed during the manufacturing process, or any final therapeutic itself, the holder of any such patent may be able to block our ability to commercialize the therapeutic candidate unless we obtain a license under the applicable patent, or until such patent expires, or it is finally determined to be held not infringed, unpatentable, invalid, or unenforceable. Similarly, if any third-party patent were held by a court of competent jurisdiction to cover aspects of our formulations, processes for manufacture, or methods of use, including combination therapy or patient selection methods, the holder of any such patent may be able to block our ability to develop and commercialize the product candidate unless we obtain a license or until such patent expires or is finally determined to be held not infringed, unpatentable, invalid, or unenforceable. In either case, such a license may not be available on commercially reasonable terms or at all. If we are unable to obtain a necessary license to a third-party patent on commercially reasonable terms, or at all, our ability to commercialize our product candidates may be impaired or delayed, which could in turn significantly harm our business. Moreover, even if we were able to obtain a license, the rights may be nonexclusive, which could result in our competitors gaining access to the same intellectual property.

Parties making claims against us may seek and obtain injunctive or other equitable relief, which could effectively block our ability to further develop and commercialize our product candidates. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of management and employee resources from our business and may impact our reputation. In the event of a successful claim of infringement against us, we may have to pay substantial damages, including treble damages and attorneys’ fees, for willful infringement, obtain one or more licenses from third parties, pay royalties, or redesign our infringing products, which may be impossible or require substantial time and monetary expenditure. We cannot predict whether any such license would be available at all or whether it would be available on commercially reasonable terms if at all. In that event, we would be unable to further develop and commercialize our product candidates, which could harm our business significantly.

Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation or administrative proceedings, there is a risk that some of our confidential information could be compromised by disclosure. There could also be public announcements of the results of the hearings, motions, or other interim proceedings or developments, and if securities analysts or investors view these announcements in a negative light, the price of our shares of common stock could be adversely affected. In addition, any uncertainties resulting from the initiation and continuation of any litigation or administrative proceeding could have a material adverse effect on our ability to raise additional funds or otherwise have a material adverse effect on our business, results of operations, financial condition and prospects.

We may be subject to claims asserting that our employees, consultants, or advisors have wrongfully used or disclosed alleged trade secrets of their current or former employers or claims asserting ownership of what we regard as our own intellectual property.

Certain of our employees, consultants, or advisors are currently, or were previously, employed at universities or other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Although we try to ensure that our employees, consultants, and advisors do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that these individuals or that we have used or disclosed intellectual property, including trade secrets or other proprietary information, of any such individual’s current or former employer. Litigation may be necessary to defend against these claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel and face increased competition to business. A loss of key research personnel work product could hamper or prevent our ability to commercialize potential technologies and solutions, which could harm our business. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management.

In addition, we may in the future be subject to claims by our former employees, consultants, or advisors asserting an ownership right in our patents or patent applications, as a result of the work they performed on our behalf. Although it is our policy to require our employees and contractors who may be involved in the conception or development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who, in fact, conceives or develops intellectual property that we regard as our own, and we cannot be certain that our agreements with such parties will be upheld in the face of a potential challenge or that they will not be breached, for which we may not have an adequate remedy. The assignment of intellectual property rights may not be self-executing or the assignment agreements may be breached, and we may be forced to bring claims against third parties, or defend claims that they may bring against us, to determine the ownership of what we regard as our intellectual property.

We may be involved in lawsuits to protect or enforce our patents or the patents of our licensors, which could be expensive, time-consuming and unsuccessful. Further, our issued patents could be found invalid or unenforceable if challenged in court.

Competitors may infringe our intellectual property rights or those of our licensors. To prevent infringement or unauthorized use, we and/or our licensors may be required to file infringement claims, which can be expensive and time-consuming. Further, our licensors may need to file infringement claims, and our licensors may elect not to file such claims. In addition, in a patent infringement proceeding, a court may decide that a patent NAYA Therapeutics owns or licenses is not valid, is unenforceable and/or is not infringed. If we or any of our licensors or potential future collaborators were to initiate legal proceedings against a third party to enforce a patent directed at one of our product candidates, the defendant could counterclaim that our patent is invalid and/or unenforceable in whole or in part. In a patent litigation, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge include an alleged failure to meet any of several statutory requirements, including lack of novelty or written description, obviousness or non-enablement. Grounds for an unenforceability assertion could include an allegation that someone connected with prosecution of the patent intentionally withheld material information from the USPTO or made a misleading statement during prosecution.

If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the patent protection on such product candidate. In addition, if the breadth or strength of protection provided by our patents and patent applications or those of our licensors is threatened, it could dissuade companies from collaborating with us to license, develop, or commercialize current or future product candidates. Such a loss of patent protection would have a material adverse impact on our business.

Even if resolved in our favor, litigation or other legal proceedings relating to our intellectual property rights may cause us to incur significant expenses, and could distract our technical and management personnel from their normal responsibilities. Such litigation or proceedings could result in or substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing, or distribution activities. We may not have sufficient financial or other resources to conduct such litigation or proceedings adequately. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources. Damages or other remedies awarded, if any, may not be commercially meaningful. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could compromise our ability to compete in the marketplace.

Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation or other legal proceedings relating to our intellectual property rights, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation or other proceedings.

Changes in U.S. patent law or the patent law of other countries or jurisdictions could diminish the value of patents in general, thereby impairing our ability to protect our current and any future product candidates.

Obtaining and enforcing patents in the biotechnology and pharmaceutical industry is inherently uncertain, due in part to ongoing changes in the patent laws. Depending on decisions by Congress, the federal courts, the USPTO, and comparable institutions in other jurisdictions, the laws and regulations governing patents, and interpretation thereof, could change in unpredictable ways that could weaken our and our licensors’ or collaborators’ ability to obtain new patents or to enforce existing or future patents. For example, in recent years the U.S. Supreme Court and U.S. Court of Appeals for the Federal Circuit have ruled on several patent cases that have been interpreted to have either narrowed the scope of patent protection or weakened the rights of patent owners in certain situations. Therefore, there is increased uncertainty with regard to our and our licensors’ or collaborators’ ability to obtain patents in the future, as well as uncertainty with respect to the value of patents once obtained. Recent patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our and our licensors’ or collaborators’ patent applications and the enforcement or defense of our or our licensors’ or collaborators’ issued patents.

Because of a lower evidentiary standard in USPTO proceedings compared to the evidentiary standard in United States federal courts necessary to invalidate a patent claim, a third party could potentially provide evidence in a USPTO proceeding sufficient for the USPTO to hold a claim invalid even though the same evidence would be insufficient to invalidate the claim if first presented in a district court action. Accordingly, a third party may attempt to use the USPTO proceedings to invalidate our patent claims that would not have been invalidated if first challenged by the third party as a defendant in a district court action.

In addition, the U.S. Supreme Court and U.S. Court of Appeals for the Federal Circuit have ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on actions by the U.S. Congress, the federal courts, and the USPTO, the laws and regulations governing patents could change in unpredictable ways that could weaken our ability to obtain new patents or to enforce patents that we own, have licensed, or might obtain in the future. Similarly, changes in patent law and regulations in other countries or jurisdictions, changes in the governmental bodies that enforce them, or changes in how the relevant governmental authority enforces patent laws or regulations may weaken our ability to obtain new patents or to enforce patents that we own or have licensed or that we may obtain in the future.

Patent terms may be inadequate to protect our competitive position on our product candidates for an adequate amount of time. If we or our licensors do not obtain patent term extension for our product candidates, our business may be materially harmed.

Given the amount of time required for the development, testing, and regulatory review of product candidates such as NY-303, patents protecting such candidates might expire before or shortly after such candidates are commercialized. We expect to seek extensions of patent terms in the United States and, if available, in other countries where we have or will obtain patent rights. In the United States, the Drug Price Competition and Patent Term Restoration Act of 1984 permits a patent term extension of up to five years beyond the normal expiration of the patent. However, the extension cannot extend the total patent term beyond 14 years from the date of drug approval, which is limited to the approved indication (or any additional indications approved during the period of extension). Furthermore, only one patent per approved product can be extended and only those claims covering the approved product, a method for using it or a method for manufacturing it may be extended. However, the applicable authorities, including the FDA and the USPTO in the United States, and any comparable regulatory authority in other countries, may not agree with our assessment of whether such extensions are available, and may refuse to grant extensions to our patents, or may grant more limited extensions than we request. If this occurs, the period during which we can enforce our patent rights for the applicable product candidate will be shortened and our competitors may obtain approval to market competing products sooner. Additionally, our competitors may be able to take advantage of our investment in development and clinical trials by referencing our clinical and preclinical data and launch their product earlier than might otherwise be the case.

We may not be able to protect our intellectual property rights throughout the world.

Although we have rights to issued patents and pending patent applications in the United States and certain other countries, filing, prosecuting, and defending patents in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we or our licensors have patent protection but enforcement is not as strong as that in the United States. These products may compete with our product candidates, and our or our licensors’ patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of many foreign countries do not favor the enforcement of patents and other intellectual property protection, which could make it difficult for us to stop the infringement of our or our licensors’ patents or marketing of competing products in violation of our proprietary rights. Proceedings to enforce our or our licensors’ patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our or our licensors’ patents at risk of being invalidated or interpreted narrowly and our or our licensors’ patent applications at risk of not issuing, and could provoke third parties to assert claims against us. We or our licensors may not prevail in any lawsuits that we or our licensors initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our or our licensors’ efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

Many countries have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. In addition, many countries limit the enforceability of patents against government agencies or government contractors. In these countries, the patent owner may have limited remedies, which could materially diminish the value of such patent. If we or our licensors are forced to grant a license to third parties with respect to any patents relevant to our business, our competitive position may be impaired, and our business, financial condition, results of operations and prospects may be adversely affected.

We may not identify relevant third-party patents or may incorrectly interpret the relevance, scope, or expiration of a third-party patent, which might adversely affect our ability to develop, manufacture, and eventually market product candidates.

We are developing certain product candidates in highly competitive areas and cannot guarantee that any patent searches or analyses that we may conduct, including the identification of relevant patents or pending patent applications, the scope of patent claims or the expiration of relevant patents, are complete or thorough, nor can we be certain that we have identified each and every third-party patent and pending patent application in the United States and abroad that is or may be relevant to or necessary for the commercialization of our product candidates in any jurisdiction. For example, U.S. patent applications filed before November 29, 2000 and certain U.S. patent applications filed after that date that were not filed outside the United States remain confidential until patents issue. Patent applications in the United States and elsewhere are published approximately 18 months after the earliest filing for which priority is claimed, with such earliest filing date being commonly referred to as the priority date. Therefore, patents or pending patent applications covering our product candidates could have been or may be filed in the future by third parties without our knowledge. Additionally, patents and pending patent applications that have been published can, subject to certain limitations, be later amended in a manner that could cover our product candidates or the manufacturing or use of our product candidates. The scope of a patent claim is determined by an interpretation of the law, the written disclosure in a patent, and the patent’s prosecution history. our interpretation of the relevance or the scope of a patent or a pending patent application may be incorrect, which may negatively impact our ability to market our product candidates. We may incorrectly determine that our product candidates are not covered by a third-party patent or pending patent application or may incorrectly predict whether a third party’s pending application will issue with claims of relevant scope. Our determination of the expiration date of any patent in the United States or abroad that we consider relevant may be incorrect, which may negatively impact our ability to develop and market our product candidates. Our failure to identify and correctly interpret relevant patents or pending patent applications may negatively impact our ability to develop and market our product candidates.

If we fail to identify or correctly interpret relevant patents or pending patent applications or if we are unable to obtain licenses to relevant patents or pending patent applications, we may be subject to infringement claims. We cannot guarantee that we will be able to successfully settle or otherwise resolve such infringement claims. If we fail in any such dispute, in addition to being forced to pay damages, potentially including in the form of future royalties, which may be significant, we may be temporarily or permanently prohibited from commercializing any of our product candidates that are held to be infringing. We might, if possible, also be forced to redesign one or more product candidates so that such candidate no longer infringes the third-party intellectual property rights. Any of these events, even if we were ultimately to prevail, could require us to divert substantial financial and management resources that we would otherwise be able to devote to our business and could adversely affect our business, financial condition, results of operations, and prospects.

Obtaining and maintaining our patent rights depends on compliance with various procedural, document submission, fee payment, and other requirements imposed by government patent agencies, and our patent protection could be reduced or eliminated for noncompliance with these requirements.

The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment, and other similar provisions during the patent application process. In addition, periodic maintenance fees, renewal fees, annuity fees, and various other government fees on patents and/or patent applications will have to be paid to the USPTO and various government patent agencies outside the United States over the lifetime of our owned and licensed patents and/or applications and any patent rights we may own or license in the future. We rely on our service providers or our licensors (or their service providers) to pay these fees. We employ reputable law firms and other professionals to help us comply, and we are also dependent on our licensors to take the necessary action to comply with these requirements with respect to our licensed intellectual property. Noncompliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, nonpayment of fees, and failure to properly legalize and submit formal documents. If we, our service providers, or our licensors (or their service providers) fail to maintain the patents and patent applications covering our products or technologies, we may not be able to stop a competitor from marketing products that are the same as or similar to our product candidates, which would have an adverse effect on our business. In many cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. There are situations, however, in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, potential competitors might be able to enter the market and this circumstance could harm our business.

In addition, if we fail to apply for or otherwise fail to obtain applicable patent term extensions or adjustments, we will have a more limited time during which we can enforce our granted patent rights. In addition, if we are responsible for patent prosecution and maintenance of patent rights in-licensed to us, any of the foregoing could expose us to liability to the applicable patent owner.

If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.

In addition to seeking patent and trademark protection for our product candidates, we also rely on trade secrets, including unpatented know-how, technology, and other proprietary information, to maintain our competitive position. We seek to protect our trade secrets, in part, by entering into nondisclosure and confidentiality agreements with parties who have access to them, such as our employees, corporate collaborators, outside scientific collaborators, contract manufacturers, consultants, advisors, and other third parties. We have also entered into confidentiality and invention or patent assignment agreements with our employees, advisors, and consultants. Despite these efforts, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets. Further, we cannot guarantee that we have entered into such agreements with each party that may have or has had access to our trade secrets or other proprietary information. Monitoring unauthorized uses and disclosures of our intellectual property is difficult, and NAYA Therapeutics does not know whether the steps we have taken to protect our intellectual property will be effective. In addition, we may not be able to obtain adequate remedies for any such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive, and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets.

Moreover, our competitors may independently develop knowledge, methods, and know-how equivalent to our trade secrets. Competitors could purchase our products and replicate some or all of the competitive advantages we derive from our development efforts for technologies on which we do not have patent protection. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent them, or those to whom they communicate it, from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor, our competitive position would be harmed.

We also seek to preserve the integrity and confidentiality of our data and other confidential information by maintaining physical security of our premises and physical and electronic security of our information technology systems. While we have confidence in these individuals, organizations, and systems, agreements or security measures may be breached, and detecting the disclosure or misappropriation of confidential information and enforcing a claim that a party illegally disclosed or misappropriated confidential information is difficult, expensive, and time-consuming, and the outcome is unpredictable. Further, we may not be able to obtain adequate remedies for any breach. In addition, our confidential information may otherwise become known or be independently discovered by competitors, in which case we would have no right to prevent them, or those to whom they communicate it, from using that technology or information to compete with us.

Any trademarks we may obtain may be infringed or successfully challenged, resulting in harm to our business.

We rely and expect to continue to rely on trademarks as one means to distinguish any of our product candidates that are approved for marketing from the products of our competitors. We have a registered trademark for our FLEX-NK™ cell engager antibody platform, but have not yet selected trademarks for our product candidates and have not yet begun the process of applying to register trademarks for our current or any future product candidates. Once we select trademarks and apply to register them, our trademark applications may not be approved. Third parties may oppose our trademark applications or otherwise challenge our use of the trademarks. If our trademarks are successfully challenged, we could be forced to rebrand our products, which could result in loss of brand recognition and could require us to devote resources to advertising and marketing new brands. Our competitors may infringe our trademarks, and we may not have adequate resources to enforce our trademarks.

In addition, any proprietary name we propose to use with our current or any other product candidate in the United States must be approved by the FDA, regardless of whether we have registered it, or applied to register it, as a trademark. The FDA typically conducts a review of proposed product names, including an evaluation of the potential for confusion with other product names. If the FDA objects to any of our proposed proprietary product names, we may be required to expend significant additional resources in an effort to identify a suitable proprietary product name that would qualify under applicable trademark laws, not infringe the existing rights of third parties, and be acceptable to the FDA.

Intellectual property rights do not necessarily address all potential threats to our business.

The degree of future protection afforded by our intellectual property rights are uncertain because intellectual property rights have limitations and may not adequately protect our business. The following examples are illustrative:

●	others may be able to make molecules that are similar to our product candidates but that are not covered by the claims of any patents, should they issue, that we own or license;

●	We or our licensors might not have been the first to make the inventions covered by the issued patents or pending patent applications that we own or license;

●	We or our licensors might not have been the first to file patent applications covering certain of our inventions;

●	others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our intellectual property rights;

●	it is possible that our pending patent applications will not lead to issued patents;

●	issued patents that we own or license may not provide us with any competitive advantages or may be held invalid or unenforceable as a result of legal challenges;

●	Our competitors might conduct research and development activities in the United States and other countries that provide a safe harbor from patent infringement claims for certain research and development activities, as well as in countries where we do not have patent rights, and then use the information learned from such activities to develop competitive drugs for sale in our major commercial markets;

●	We may not develop additional proprietary technologies that are patentable; and

●	the patents of others may have an adverse effect on our business.

Risks Related to Our Common Stock

Our secured debt instruments and preferred stock contain numerous restrictive covenants that limit management’s discretion to operate our business.

In both our secured debt instruments and our certificate of designation for our series C-2 preferred stock, we agreed to certain covenants that place significant restrictions on, among other things, our ability to incur additional indebtedness, to create liens or other encumbrances, to make certain payments and investments, and to sell or otherwise dispose of assets and merge or consolidate with other entities. Any failure to comply with the covenants included in the secured debt instruments could result in an event of default, which could trigger an acceleration of the related debt. If we were unable to repay the debt upon any such acceleration, our senior lenders could seek to foreclose on our assets in an effort to seek repayment under the loans. If our lenders were successful, we would be unable to conduct our business as it is presently conducted and our ability to generate revenues and fund our ongoing operations would be materially adversely affected.

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

Minimum Equity Rule

On April 17, 2024, we received a notice from Nasdaq’s Listing Qualifications Staff stating that it had determined to delist our securities as a result of us having reported stockholders’ equity, for the period ended December 31, 2023, that was not in compliance with Nasdaq’s Listing Rule 5550(b)(1) (the “Equity Rule”). The Equity Rule requires our stockholders’ equity to meet or exceed $2,500,000. Normally, Nasdaq listed companies may be provided up to 180 calendar days in which to regain compliance with the Equity Rule. However, we were not eligible for such compliance period as we remained under Panel monitoring having regained compliance previously with the Equity Rule on November 22, 2023.

Upon receipt of the delisting notice, we requested a Panel hearing to ask for additional time to regain Equity Rule compliance. At a Panel hearing held on June 6, 2024, we requested an extension until October 14, 2024, which represents the maximum amount of time grantable by the Panel under Nasdaq rules.

On November 4, 2024, we received a notice from Nasdaq’s Listing Qualifications Staff stating that we had determined that we have demonstrated compliance with the equity requirement of the Equity Rule but that we will be subject to a Mandatory Panel Monitor for a period of one year from October 14, 2024.

If we fail to maintain compliance with the Equity Rule our common stock may be delisted from Nasdaq which could have a material adverse effect on our business, financial condition and results of operations.

Minimum Bid Price

On September 18, 2024, we received a letter from the Staff indicating that we failed to maintain a minimum closing bid price of $1.00 per share for the prior 34 consecutive days and, as such, no longer satisfied Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Rule”). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we were provided a grace period of 180 calendar days, or until March 17, 2025, to regain compliance with the Minimum Bid Rule.

On March 18, 2025, we effected a 1-for-12 reverse stock split (the “March 2025 Reverse Split”) in an effort to evidence compliance with the Minimum Bid Rule. To regain compliance with the Minimum Bid Rule, an issuer must evidence a closing bid price of at least $1.00 per share for a minimum of 10, but generally not more than 20, consecutive trading days.

On March 25, 2025, we were notified by the Staff that because we did not evidence compliance with the Minimum Bid Rule by March 17, 2025, the Staff determined that our securities should be delisted from Nasdaq.

As of the close of business on March 31, 2025, we evidenced a closing bid price of at least $1.00 per share for 10 consecutive business days and, on March 31, 2025, the Staff determined that we had regained compliance with the Minimum Bid Rule. Accordingly, our securities are no longer subject to delisting under the Minimum Bid Rule and the listing matter has been closed.

There can be no assurance that we will be able to maintain compliance with the continued listing requirements for Nasdaq. If we fail to maintain compliance with any such continued listing requirement, there can also be no assurance that we will be able to regain compliance with any such continued listing requirement in the future or that our common stock will not be delisted from Nasdaq Stock Market in the future.

Timely Filing

On April 16, 2025, we, received a letter from the Staff indicating that we failed to file our Annual Report on Form 10-K for the year ended December 31, 2024 (the “Filing”), on a timely basis and, as such, no longer satisfy Nasdaq Listing Rule 5250(c)(1) (the “Timely Filing Rule”).

The letter had no immediate effect on the listing of our common stock.

The letter also stated that, in accordance with Nasdaq rules, we have 60 calendar days from the date of the letter to submit a plan to regain compliance with the Timely Filing Rule. Should the Staff accept such plan, it could grant an exception of up to 180 calendar days from the Filing’s due date, or until October 13, 2025, to regain compliance.

If we were to be delisted, we would expect our common stock to be traded in the over-the-counter market which could adversely affect the liquidity of our common stock. Additionally, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our common stock;

●	a decreased ability to issue additional securities or obtain additional financing in the future;

●	reduced liquidity for our stockholders;

●	potential loss of confidence by customers, collaboration partners and employees; and

●	loss of institutional investor interest.

In the event of a delisting, we can provide no assurance that any action taken by us to restore compliance with listing requirements would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below the Nasdaq minimum bid price requirement, or prevent future non-compliance with Nasdaq’s listing requirements.

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

Our articles of incorporation and applicable Nevada law provide for the indemnification of our directors, officers, employees. The foregoing indemnification obligations could result in us incurring substantial expenditures to cover the costs of settlement or damage awards against directors, officers, and employees, which we may be unable to recoup. These provisions and resultant costs may also discourage us from bringing a lawsuit against our directors and officers for breaches of their fiduciary duties and may similarly discourage the filing of derivative litigation by our stockholders against our directors or officers even though such actions, if successful, might otherwise benefit us and our stockholders.

Our shares of common stock are thinly traded, and the price may not reflect our value; there can be no assurance that there will be an active market for our shares now or in the future.

We have a trading symbol for our common stock (“IVF”)  and our common stock is currently listed on the Nasdaq Capital Market.

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

To date, we have never declared or paid any dividends to our stockholders. Our Board does not intend to distribute dividends in the near future. The declaration, payment and amount of any future dividends will be made at the discretion of the Board, and will depend upon, among other things, the results of our operations, cash flows and financial conditions, operating and capital requirements, and other factors as the Board considers relevant. There is no assurance that future dividends will be paid to stockholders. In the event dividends are paid to stockholders, there is no assurance with respect to the amount of any such dividend.

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

We may have difficulty raising the necessary capital to fund operations and the required additional payments for the Wisconsin Fertility acquisition because of the thin market and market price volatility for our shares of common stock.

Throughout 2024, there has been a thin market for our shares, and the market price for our shares has been volatile. In recent years, the securities markets in the U.S. and around the world have experienced a high level of price and volume volatility, and the market price of securities of many companies have experienced wide fluctuations that have not necessarily been related to the operations, performances, underlying asset values or prospects of such companies. For these reasons, we expect our shares of common stock may also be subject to volatility resulting from market forces over which we will have no control. The success of our products and services may be dependent upon our ability to obtain additional financing through debt and equity or other means. The thin market for our shares, and the volatility in the market price for our shares, may adversely affect our ability to raise needed additional capital.

An active trading market for our common stock may not be sustained. If an active trading market is not sustained, our ability to raise capital in the future may be impaired.

There is limited history of trading for our common stock. Given the lack of trading history of our common stock, there is a risk that an active trading market for our shares may not be sustained, which could put downward pressure on the market price of our common stock and thereby affect your ability to sell shares you purchased. An inactive trading market for our common stock may also impair our ability to raise capital to continue to fund the operations of the combined companies by selling shares and impair our ability to acquire other companies or technologies by using our shares as consideration.

The trading price of our common stock is highly volatile, which could result in substantial losses for purchasers of our common stock. Securities class action or other litigation involving our company or members of our management team could also substantially harm our business, financial condition and results of operations.

Our stock price is highly volatile. The stock market in general and the market for smaller pharmaceutical and biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. In addition, if the market for pharmaceutical and biotechnology stocks or the broader stock market continues to experience a loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, financial condition or results of operations. As a result of this volatility, you may not be able to sell your common stock at or above the purchase price and you may lose some or all of your investment. The market price for our common stock may be influenced by many factors, including the following:

● the success of existing or new competitive products or technologies;

● regulatory actions with respect to our product candidates or our competitors’ products and product candidates;

● announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, collaborations or capital commitments;

● the timing and results of clinical trials;

● commencement or termination of collaborations for our development programs;

● failure or discontinuation of any of our development programs;

● results of clinical trials of product candidates of our competitors;

● regulatory or legal developments in the United States and other countries;

● developments or disputes concerning patent applications, issued patents or other proprietary rights;

● the recruitment or departure of key personnel;

● the level of expenses related to any of our product candidates or clinical development programs;

● the results of our efforts to develop additional product candidates or products;

● actual or anticipated changes in estimates as to financial results or development timelines;

● announcement or expectation of additional financing efforts;

● sales of our common stock by us, our insiders or other stockholders;

● variations in our financial results or those of companies that are perceived to be similar to us;

● changes in estimates or recommendations by securities analysts, if any, that cover us;

● changes in the structure of healthcare payment systems;

● market conditions in the pharmaceutical and biotechnology sectors;

● general economic, industry and market conditions; and

● the other factors described in this “Risk Factors” section.

In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for biopharmaceutical companies, which have experienced significant stock price volatility in recent years.

Related to Market Uncertainties

Unstable market and economic conditions may have serious adverse consequences on our business, financial condition and stock price.

The global credit and financial markets have experienced extreme volatility and disruptions in the past several years, including severe volatility resulting from U.S. trade policy and the threatened or actual implementation of tariffs, severely diminished liquidity and credit availability, volatile interest rates, rising and fluctuating inflation rates, reduced corporate profitability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. U.S. debt ceiling and budget deficit concerns have increased the possibility of additional credit-rating downgrades and economic slowdowns, or a recession in the United States. Although U.S. lawmakers passed legislation to raise the federal debt ceiling on multiple occasions, ratings agencies have lowered or threatened to lower the long-term sovereign credit rating on the United States. The impact of this or any further downgrades to the U.S. government’s sovereign credit rating or its perceived creditworthiness could adversely affect the U.S. and global financial markets and economic conditions. In addition, inflation rates in the U.S. have recently increased to levels not seen in decades.

We believe that the state of global economic conditions are particularly volatile and uncertain, not only in light of the COVID-19 pandemic and the potential global recession resulting therefrom, but also due to recent global tensions and unexpected shifts in political, legislative and regulatory conditions concerning, among other matters, international trade and taxation, and that an uneven recovery or a renewed global downturn may negatively impact our ability to conduct clinical trials on the scale and timelines anticipated. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business or political environment or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, it may make obtaining any necessary debt or equity financing more difficult, more costly and more dilutive. For example, as a result of political, social, and economic instability abroad, including as a result of armed conflict, war or threat of war, in particular, the current conflict between Russia and Ukraine, including resulting sanctions, terrorist activity and other security concerns in general, there could be a significant disruption of global financial markets, impairing our ability to raise capital when needed on acceptable terms, if at all. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive an economic downturn, which could directly affect our ability to attain our operating goals on schedule and on budget. To the extent that our profitability and strategies are negatively affected by downturns or volatility in general economic conditions, our business and results of operations may be materially adversely affected.

Our business may be affected by new tariffs, U.S. trade policy, and trade wars.

The US government has indicated its intent to adopt a new approach to trade policy and in some cases to renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements. It has also initiated or is considering the imposition of tariffs on certain foreign goods. Changes in US trade policy could result in one or more of US trading partners adopting responsive trade policies making it more difficult or costly for us to export our products to those countries. These measures could also result in increased costs for goods imported into the United States. This in turn could require us to increase prices to our customers which may reduce demand, or, if we are unable to increase prices, result in lowering our margin on products sold.

We cannot predict future trade policy or the terms of any renegotiated trade agreements and their impact on our business. The adoption and expansion of trade restrictions, the occurrence of a trade war, or other governmental action related to tariffs or trade agreements or policies has the potential to adversely impact demand for our products, our costs, our customers, our suppliers, and the US economy, which in turn could adversely impact our business, financial condition, and results of operations.

Our business is affected by macroeconomic conditions, including rising inflation, interest rates and supply chain constraints.

Various macroeconomic factors could adversely affect our business and the results of our operations and financial condition, including changes in inflation, interest rates and overall economic conditions and uncertainties such as those resulting from the current and future conditions in the global financial markets. For instance, rising interest rates have impacted our net income. Recent supply chain constraints have led to higher inflation, which, if sustained, could have a negative impact on our product development and operations. If inflation or other factors were to significantly increase our business costs, our ability to develop our current pipeline and new therapeutic products may be negatively affected. Current capital market conditions, including the impact of inflation, have increased borrowing rates and can be expected to significantly increase our cost of capital as compared to prior periods and could also affect our ability to raise capital on favorable terms, or at all, in order to fund our operations. Similarly, these macroeconomic factors could affect the ability of our third-party suppliers and manufacturers to manufacture clinical trial materials for our product candidates.

General Risk Factors

We are a Smaller Reporting Company, or SRC, and the reduced disclosure requirements applicable to SRCs may make our common stock less attractive to investors.

We are considered a SRC under Rule 12b-2 of the Exchange Act. We are therefore entitled to rely on certain reduced disclosure requirements, such as an exemption from providing selected financial data and executive compensation information. These exemptions and reduced disclosures in our SEC filings due to our status as a smaller reporting company also mean our auditors are not required to review our internal control over financial reporting and may make it harder for investors to analyze our results of operations and financial prospects. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our common stock prices may be more volatile. We will remain a smaller reporting company until our public float exceeds $250 million or our annual revenues exceed $100 million with a public float greater than $700 million.

We have broad discretion over the use of our cash and cash equivalents and may not use them effectively.

Our management has broad discretion to use our cash and cash equivalents to fund our operations and could spend these funds in ways that do not improve our results of operations or enhance the value of our common stock. The failure by our management to apply these funds effectively could result in financial losses that could have a material adverse effect on our business, cause the price of our common stock to decline and delay the development of our product candidates. Pending our use to fund operations, we may invest our cash and cash equivalents in a manner that does not produce income or that loses value.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our share price and trading volume could decline.

The trading market for our common stock will be influenced by the research and reports that industry or securities analysts publish about us or our business. If one or more of the analysts who cover us issues an adverse opinion about our company, our stock price would likely decline. If one or more of these analysts ceases research coverage of us or fails to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

Stockholders may be diluted significantly through our efforts to obtain financing and from issuance of additional shares of our common stock, including such issuances of shares for services.

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

We are subject to the reporting requirements of U.S. federal securities laws, which can be time consuming and expensive.

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

In addition, the Sarbanes-Oxley Act of 2002 and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules implemented by the SEC and the securities exchanges, require certain corporate governance practices for public companies. Our management and other personnel have devoted and expect to continue to devote a substantial amount of time to public reporting requirements and corporate governance. These rules and regulations have significantly increased our legal and financial compliance costs and made some activities more time-consuming and costly. If these costs are not offset by increased revenues and improved financial performance, our financial condition and results of operations may be materially adversely affected. These rules and regulations also make it more difficult and more expensive for us to obtain director and officer liability insurance in the future. Additionally, we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified personnel to serve on our Board or as executive officers.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Risk management and strategy

We have not formally developed and implemented a cybersecurity risk management program.  However, we generally follow operating practices designed to help prevent cybersecurity risk to protect the confidentiality, integrity, and availability of our data and systems and any personal health information (“PHI”) that we maintain.

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

Cybersecurity: Governance

Our executive team evaluates our cybersecurity risk and reports any findings, recommendations, or material impacts to the Board, which provides an oversight function. The Board has charged management with the responsibility for oversight of cybersecurity risks and incidents and any other risks and incidents relevant to our computerized information system controls and security.

Our corporate controller reviews the efficacy of our cybersecurity procedures from time to time as circumstances make it appropriate and annually in connection with the annual audit of our financial statements. Our corporate controller reports to our CEO and CFO on matters of cybersecurity, and together they carry responsibility for our overall cybersecurity risk management procedures. Our CEO and CFO provide prompt reports to the Board regarding cybersecurity risks and incidents as they are revealed, as well as periodic reports, as appropriate, regarding our cybersecurity activities.

Item 2. Properties

We currently do not own any real property and operate from leased facilities. Our principal executive office is located at 5582 Broadcast Court Sarasota, Florida 34240. The lease is for one 5-year term, with an option to extend for one 3-year term. We lease approximately 1,223 square feet in the Sarasota facility, pursuant to a May 2019 lease with a 3% annual rent increase. In April 2024, we exercised the option to extend the lease on the Sarasota facility for three years. Our clinic, Wisconsin Fertility Institute, is located at 3146 Deming Way, Middleton, Wisconsin. The lease is for a 10-year term with an automatic 5-year renewal period. We lease approximately 9,680 square feet pursuant to a lease effective August 10, 2023 with a 3% annual rent increase. We believe that our facilities are adequate to meet our needs.

Item 3. Legal Proceedings

We are not currently subject to any material legal proceedings other than as described below; however, we could be subject to legal proceedings and claims from time to time in the ordinary course of our business, or legal proceedings we considered immaterial may in the future become material. Regardless of the outcome, litigation can, among other things, be time consuming and expensive to resolve, and can divert management resources.

Seline Miller

On October 7, 2024, Seline Miller, a former employee of NAYA Therapeutics that had resigned, filed a complaint against NAYA Therapeutics alleging that she is entitled to severance and other benefits pursuant to a good reason clause in her employment agreement. We deny the allegations of wrongdoing in the complaint and intend to vigorously defend the matter. Since this case is in an early stage, we are unable to predict the ultimate outcome of the matter and cannot reasonably estimate the potential loss or range of loss we may incur.

Item 4. Mine Safety Disclosures.

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Trading of our shares of our common stock is on the Nasdaq Capital Market under the symbol “IVF.”

As of April 29, 2025, there were 1,066,065 shares of our common stock outstanding.

Information required with respect to equity compensation plans in this Item 5 is included in Item 11 on page 92 of this report on Form 10-K.

Stockholders

As of April 29, 2025, there were approximately 228 stockholders of record of our common stock. However, we estimate that we have a significantly greater number of beneficial holders of our common stock because a number of shares are held of record by broker-dealers for their customers in street name.

Dividend Policy

We have never declared or paid a dividend on our common stock. We intend to retain future earnings (if any) to fund the development and growth of our business, rather than to pay them as dividends, for the foreseeable future.

Recent Sales of Unregistered Securities

None.

Purchase of Equity Securities

No repurchase of equity securities were made during the 2024 fiscal year.

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

Overview

We are, primarily, a healthcare services company focused on the fertility marketplace and dedicated to expanding access to assisted reproductive technology (“ART”) care to patients in need. Our principal commercial strategy is focused on building, acquiring and operating fertility clinics, including “INVO Centers” dedicated primarily to offering the intravaginal culture (“IVC”) procedure enabled by our INVOcell® medical device (“INVOcell”) and US-based, profitable in vitro fertilization (“IVF”) clinics. As of the date of this filing, we have two operational INVO Centers and one IVF clinic in the United States. We also continue to engage in the sale and distribution of our INVOcell technology solution into third-party owned and operated fertility clinics.

In October 2024, we acquired a 100% interest in Naya Therapeutics, Inc. (“NAYA Therapeutics” or “NTI”), a clinical-stage oncology and autoimmune technology company. As further described below, we recently announced our strategic decision to separate from this wholly owned subsidiary, rather than attempt to integrate with our existing operations. With this separation, we will return to an exclusive focus on the fertility marketplace, change our name and ticker symbol to “INVO Fertility, Inc.” and “IVF”, respectively, and retain a minority interest in NAYA Therapeutics.

Fertility Clinics

On August 10, 2023, we consummated the first acquisition of an existing IVF clinic, the Wisconsin Fertility Institute (“WFI”). As an established and profitable clinic, the closing of the WFI acquisition more than tripled our annual revenue and became a major part of our clinic-based operations. The acquisition accelerated our transformation from a medical device company to a healthcare services company and immediately added scale and a significant source of positive cash flow to our operations. The acquisition of profitable IVF clinics complements our efforts to build new INVO Centers, and we expect to continue this strategy to accelerate overall growth.

On March 10 and June 28, 2021, we established joint ventures to open INVO Centers in Birmingham, Alabama, and Atlanta, Georgia, respectively. We established these clinics to increase use of the INVOcell, to accelerate the growth and awareness of the IVC procedure and to expand the availability of statistical data supporting its use. These clinics also enabled us to expand our revenue per fertility cycle from hundreds of dollars (from the sale of each INVOcell device) to thousands of dollars, and to significantly advance our path to profitability. We believe a dedicated INVO Centers requires less investment than a traditional IVF clinic and are operationally efficient, making them ideal for underserved secondary markets. We plan on opening additional, wholly owned INVO Centers in the coming years.

INVOcell Device

Our proprietary technology, INVOcell®, is an innovative medical device that allows fertilization and early embryo development to take place in vivo within the woman’s body. This treatment solution is the world’s first intravaginal culture technique for the incubation of oocytes and sperm during fertilization and early embryo development and provides patients with a natural, intimate, and affordable experience. As reflected in available data, we believe the IVC procedure can deliver comparable results at a lower cost than traditional IVF and is a significantly more effective treatment than intrauterine insemination (“IUI”).

Unlike IVF, where the oocytes and sperm develop into embryos in an expensive laboratory incubator, the INVOcell allows fertilization and early embryo development to take place in the woman’s body. The IVC procedure can provide many benefits, including the following:

●	May reduce lab procedures, helping clinics and doctors to increase patient capacity, lower costs and offer an affordable advanced fertility treatment option;
●	Provide a natural, stable incubation environment;
●	Offer a more personal, intimate experience in creating a baby; and
●	Reduce the risk of errors and wrong embryo transfers.

In both current utilization of the INVOcell, and in clinical studies, the IVC procedure has demonstrated equivalent pregnancy success and live birth rates as IVF.

While INVOcell remains part of our efforts, our commercial and corporate development strategy within the fertility market has expanded to focus more broadly on providing ART services through our emphasis on operating clinics.

NAYA Therapeutics

On October 11, 2024, we acquired NAYA Therapeutics with the intent to expand our business activities beyond fertility and to create a healthcare portfolio company initially focused on a commercial-stage fertility business combined with a unique clinical-stage oncology and autoimmune technology business.

In April 2025, not having received sufficient shareholder support for key elements of the NAYA Therapeutics transaction at a shareholder meeting scheduled for March 10, 2025 (further detail available below under Recent Developments – 2024 Annual Meeting), upon advice of counsel and of our proxy solicitation firm, as well general feedback from stakeholders, we elected to re-focus exclusively on our fertility business. As such, we recently changed our name to “INVO Fertility, Inc.” and expect to divest a majority interest in NAYA Therapeutics and change our ticker symbol “IVF,”. This planned divestiture is subject to completing definitive transaction documents and key closing conditions, including receipt of necessary approvals. We anticipate completing the transaction during the second quarter of 2025.

We remain enthusiastic about its prospects and will retain a minority stake in NAYA Therapeutics, which we hope to monetize in the future through value appreciation that could be generated from the clinical development of its bifunctional antibodies. We intend to retain this minority stake in NTI as an asset on our balance sheet.

NAYA Therapeutics is advancing a portfolio of highly-competitive clinical candidates including NY-303, a first-in-class GPC3 x NKp46 bifunctional antibody for the treatment of hepatocellular carcinoma (HCC) with a unique mode of action targeting non-responders to the current immunotherapy standard of care (approximately 70% of the current treatable market) cleared to enroll patients in a Phase 1/2a monotherapy trial in 2025, NY-500, an AI-Optimized bifunctional antibody aiming to be the first PD1 x VEGF therapeutic to market in HCC, and NY-338, a CD38 x NKp46 bifunctional antibody for the treatment of multiple myeloma with a differentiated safety and efficacy profile.

Operations

Our critical management and leadership functions are carried out by our management team. In the Fertility Clinic segment, each clinic is separately staffed with the people necessary to manage daily activities, while most administrative tasks are centralized and handled by the INVO corporate staff. With respect to the INVOcell Device segment, we have contracted out the manufacturing, assembly, packaging, and labeling to a medical manufacturing company, sterilization of the device to a sterilization specialist, and storage and shipping to a third part logistics company. In the Therapeutics Segment, we have a separate staff dedicated to the development of our intellectual property.

Wisconsin Fertility Institute

On August 10, 2023, we consummated the first acquisition of an existing IVF clinic, WFI. As an established and profitable clinic, WFI has a full staff, including a reproductive and endocrinology and infertility medical doctor (“REI”), an OBGYN trained to provide fertility treatment and full complement of medical, laboratory and administration staff. In June 2024, we replaced WFI’s REI with an REI that had previously worked at the clinic and was well acquainted with its staff and procedures. WFI’s staff manages most day-to-day activities, which, except for medical matters, is overseen by our VP operations. Upon closing the acquisition, our corporate staff assumed finance, accounting, human resources and other overhead responsibilities.

Alabama JV

On March 10, 2021, our wholly owned subsidiary, INVO Centers, LLC (“INVO CTR”) formed a joint venture with HRCFG, LLC (“HRCFG”) to establish an INVO Center in Birmingham, Alabama. The name of the joint venture is HRCFG INVO, LLC (the “Alabama JV”). The responsibilities of HRCFG’s principals include providing clinical practice expertise, performing recruitment functions, providing all necessary training, and providing day-to-day management of the INVO Center. Our responsibilities include providing funding to the Alabama JV and being the exclusive provider of the INVOcell. We also perform all required, industry-specific compliance and accreditation functions, and product documentation for product registration. The Birmingham INVO Center opened to patients on August 9, 2021.

Georgia JV Agreement

On June 28, 2021, INVO CTR formed a joint venture with Bloom Fertility, LLC (“Bloom”) to establish an INVO Center in Atlanta, Georgia. The name of the joint venture is Bloom INVO LLC (the “Georgia JV”). The responsibilities of Bloom include providing all medical services required for the operation of the INVO Center. Our responsibilities include providing funding to the Georgia JV, lab services, quality management, and being the exclusive provider of the INVOcell. We also perform all required, industry specific compliance and accreditation functions, and product documentation for product registration. The Atlanta INVO Center opened to patients on September 7, 2021.

INVOcell

To date, we have completed a series of important steps in the successful development and manufacturing of the INVOcell:

●	Manufacturing: We are ISO 13485:2016 certified and manage all aspects of production and manufacturing with qualified suppliers. Our key suppliers, which include NextPhase Medical Devices, R.E.C. Manufacturing Corporation, and Casco Bay Molding, have been steadfast partners since our company first began and can provide us with virtually an unlimited capability to support our growth objectives, with all manufacturing performed in the New England region of the U.S.
●	Raw Materials: All raw materials utilized for the INVOcell are medical grade and commonly used in medical devices (e.g., medical grade silicone, medical grade plastic). Our principal molded component suppliers, Casco Bay Molding and R.E.C. Manufacturing Corporation, are well-established companies in the molding industry and are either ISO 13485 or ISO 9001 certified. The molded components are supplied to our contract manufacturer for assembly and packaging of the INVOcell system. The contract manufacturer is ISO 13485 certified, and U.S. Food & Drug Administration (“FDA”) registered.
●	US Marketing Clearance: The safety and efficacy of the INVOcell has been demonstrated and cleared for marketing and use by the FDA in November 2015.
●	Clinical: In June 2023, we received FDA 510(k) clearance to expand the labeling on the INVOcell device and its indication for use to provide for a 5-day incubation period. The data supporting the expanded 5-day incubation clearance demonstrated improved patient outcomes.

NAYA Therapeutics

On October 11, 2024, we acquired NAYA Therapeutics, which has its own staff of experts, advisors and management with a long history in the development of biotechnology assets. The operational approach is based on a diversified intellectual property portfolio that is managed through early stages of development before partnering with large pharmaceutical companies for clinical trial completion and commercialization.

Market Opportunity

Fertility Clinics and INVOcell Device

The global ART marketplace is a large and growing, multi-billion-dollar industry across the world as increased infertility rates, greater patient awareness and improving financial incentives, such as insurance and governmental assistance, continue to drive demand. According to the European Society for Human Reproduction 2024 ART Fact Sheet, one in six couples worldwide experience fertility challenges. Additionally, the worldwide market remains vastly underserved as a high percentage of patients in need of care continue to go untreated each year for many reasons, but key among them are capacity constraints and cost barriers. There have been large increases in the use of IVF, with current estimates of approximately 4 million ART cycles performed globally each year, producing around 1 million babies. Regrettably, this only amounts to less than 5% of the infertile couples worldwide being treated and less than 2% of such couples having a child though IVF. The industry remains capacity constrained which creates challenges in providing access to care for the volume of patients in need. A survey by “Resolve: The National Infertility Association,” indicates the two main reasons couples do not use IVF is cost and geographical availability (and/or capacity).

In the United States, infertility affects an estimated 10%-15% of the couples of childbearing-age, according to the American Society of Reproductive Medicine (2017). According to the Centers for Disease Control (“CDC”), there are approximately 6.7 million women with impaired fertility. Based on 2022 data from the CDC’s National ART Surveillance System, approximately 435,000 IVF cycles were performed across ~500 IVF centers, leaving the U.S. with a large, underserved patient population, similar to most markets around the world.

Our corporate development strategy is aimed at taking advantage of the fertility market’s imbalance between supply and demand. We have identified a number of locations in the United States with attractive demographics and fertility service levels that would be ideal for the opening of new INVO Centers. Similarly, we have identified several profitable US-based IVF practices suitable for acquisition.

NAYA Therapeutics

According to international market research firm, Research and Markets, the global bispecific antibodies market is projected to witness over 40% compound annual growth rate and reach over $80 billion by 2030.

The development of bispecific antibodies began when scientists recognized the potential of monoclonal antibodies. This marked the start of a new era in therapeutics in the late 1990s. Bispecific antibodies offer multiple benefits, including dual targeting of different antigens, improved specificity, enhanced targeting ability, reduced dose-limiting toxicities, and the potential for drug-drug or drug-to-protein conjugates. These antibodies provide diversity by targeting two different tumor and/or immune cell antigens or epitopes simultaneously.

NAYA Therapeutics’ addressable market is significant. According to a Delveinsight July 2023 report on the multiple myeloma, the global market size in 2022 for multiple myeloma treatments was $20 billion and is expected to continue to grow significantly with the introduction of new products. The current market leader, CD38 targeting monoclonal antibody, Darzalex (daratumumab) reached $8 billion in global sales in 2022.

Market growth is supported by the FDA’s recent approvals for bispecific antibodies, including BCMA targeting CARVYKTI™, TECVAYLI™ in 2022 and GPRC5D targeting Talvey in 2023 from Johnson & Johnson. The new BCMA targeting bispecific antibody from Pfizer, Elrexfio, was approved in August 2023. Additional bispecific antibodies from Abbvie, Regeneron and Roche are in early stage of clinical development. There also are several other GPC3-targeting antibodies or cell therapies being developed by AstraZeneca, Takeda, Legend Biotech, and Adicet Bio in collaboration with Regeneron.

According to Polaris Market Research, the market size for liver cancer treatment was $2.44 billion in 2022 and is expected to grow a compounded annual growth rate of 20% to reach $10.48 billion in 2030. Market growth is supported by increased incidence and the 2022 approval of a new standard of care, Merck’s Keytruda and a combination of two biological drugs commercialized by Genentech Roche, Telecentriq and Avastatin.

Competitive Advantages

INVOcell Device and INVO Centers

Over the past several years, the principal focus of our commercial efforts has shifted from the distribution of our INVOcell device to the provision of fertility clinic services through our INVO Centers and IVF clinic acquisition. For the most part, our clinical activities have been focused on secondary markets where there is a greater imbalance between the need for ART treatment and the number of cycles available. Combined with our ability to offer a wider range of advanced fertility care, including IVC, IVF and IUI, at multiple price points, our clinics have the opportunity for differentiation from our competitors. As with our INVOcell technology, we continuously look for new solutions that can create greater efficiency and effectiveness in the provision of fertility cycles and support our efforts to democratize fertility care.

While a smaller part of our current business, we continue to believe that our INVOcell device, and the IVC procedure it enables, can play a key role in making advanced fertility care more affordable and accessible. We continue to engage with sympathetic third-party clinics that share our same vision and that use our one-of-a-kind INVOcell device.

Unlike IVF, where the oocytes and sperm develop into embryos in a laboratory incubator, the INVOcell allows fertilization and early embryo development to take place in the woman’s body. We believe that the IVC procedure can provide the following benefits:

●	May reduce lab procedures, helping clinics and doctors to increase patient capacity, lower costs and offer a more affordable advanced fertility treatment option;

●	A natural and stable incubation environment;

●	A more personal, intimate experience in creating a baby; and

●	A reduced risk of errors and wrong embryo transfers.

In both current utilization of the INVOcell, and in clinical studies, the IVC procedure has demonstrated equivalent pregnancy success and live birth rates as IVF and generally may be offered at a significant discount to IVF cycles.

NAYA Therapeutics

Given the rapid growth of the bispecific antibody market, the competition has increased significantly. There are many companies developing bispecific antibodies including Amgen, AstraZeneca, Johnson & Johnson, Merus, Pfizer, Sanofi, Xencor, Zymeworks. We believe that NAYA is uniquely positioned to capitalize on the growing demand for multifunctional antibodies as the current and next generation of therapies demonstrate increased efficacy and safety over the legacy monoclonal antibodies, which are currently dominating the oncology and auto-immune disease market. NAYA Therapeutics’ NY-338, is, to the best of our knowledge, the first CD38-targeting NK engager to enter clinical trials, and the first bispecific antibody to target both NKp46 to redirect NK cells and CD38, with the potential to demonstrate both efficacy and safety advantages. We aim to differentiate ourselves from the companies and products as the first company to enter clinic trials with a GPC3 targeting NK engager bispecific antibody.

Sales and Marketing

Fertility Clinics

Our two INVO Centers and our Wisconsin IVF clinic employ various strategies to build awareness for their services and/or to maintain and grow patient flow and fertility cycle volume. The principal source of patient flow comes through OBGYN referrals and patient word of mouth. Our clinical staff maintain relationships with the local OBGYN community and organize virtual and in person events to showcase our centers’ services, fertility treatment effectiveness statistics and quality of our clinical personnel. We also conduct regular social and other media campaigns to attract new patients and to build awareness.

At the corporate level, we seek to build general awareness for our clinical activities and IVC procedure results with a view to drive patients to our centers and to grow demand for our INVOcell device. These efforts also support our ongoing work to open new INVO Centers and to acquire additional IVF clinics.

The acquisition of existing IVF clinics requires less sales and marketing effort compared to opening new INVO Centers, as they have established patient flows that can be built upon. When entering a new market with an INVO Center, we leverage the experience developed in establishing our Alabama and Georgia joint ventures. We employ fine-tuned strategies to secure patient flow levels that can enable new INVO Centers to become profitable and contribute economically to our overall business as soon as possible. Primarily, our INVO Centers seek to employ local, reputable physicians with strong ties to the OBGYN community.

INVOcell Device

Historically, our approach to marketing INVOcell was focused on identifying partners within targeted geographic regions that we believe could best support our efforts to expand access to advanced fertility treatment using the INVOcell and IVC procedure for the large number of underserved infertile people around the world. Those efforts resulted in the execution of a series of distribution agreements with partners across the globe. More recently, as we shifted our focus to opening INVO Centers and acquiring IVF clinics, which activities have been centered in the US, and as a result of the limited traction experienced in international markets, proactive marketing efforts for the INVOcell have been limited to the United States. In our domestic market, we distribute the INVOcell directly to a number of third-party IVF clinics and we remain open to pursuing foreign markets that present a realistic opportunity for incremental revenue on a profitable basis.

NAYA Therapeutics

Given the early stage of development for NAYA Therapeutics’ technologies, our focus is entirely on clinical activities. Our strategy is to partner with large pharmaceutical companies for the commercialization of FDA-approved solutions.

Recent Developments

On April 14, 2025, we changed our corporate name to INVO Fertility, Inc., pursuant to an Amendment to Articles of Incorporation filed with the Nevada Secretary of State on April 14, 2025 (the “Name Change”). Pursuant to Nevada law, a stockholder vote was not necessary to effectuate the Name Change.

We also announced that we intend for our common stock to cease trading under the ticker symbol “NAYA” and begin trading under our new ticker symbol, “IVF”, on the Nasdaq Capital Market, on April 28, 2025.

Reverse Split

On March 18, 2025, we filed a certificate of change (the “Certificate of Change”) with the Secretary of State of the State of Nevada to effectuate a 1-for-12 reverse stock split (the “Reverse Stock Split”) of our shares of common stock, par value $0.0001 per share (“Common Stock”). The Reverse Stock Split became effective at 12:01 a.m., Eastern Time, on Tuesday, March 18, 2025, and our Common Stock began trading on a split-adjusted basis when The Nasdaq Stock Market (“Nasdaq”) opened on March 18, 2025.

When the Reverse Stock Split became effective, every 12 shares of Common Stock issued and outstanding were automatically reclassified and combined into one share of Common Stock, without any change in the par value per share, and a proportionate adjustment was made to our authorized shares of Common Stock such that the Company now has 4,166,667 shares of authorized Common Stock. In addition, a proportionate adjustment has been made to the per share exercise price and the number of shares issuable upon the exercise of all outstanding stock options and warrants to purchase shares of Common Stock and the number of shares reserved for issuance pursuant to our equity incentive compensation plans. No fractional shares of Common Stock were issued in connection with the Reverse Stock Split. Stockholders who otherwise would have been entitled to receive fractional shares of Common Stock had their holdings rounded up to the next whole share.

2024 Annual Meeting

On February 11, 2025, we filed a definitive proxy statement (the “February Proxy”) in connection with our annual meeting of stockholders (the “2024 ASM”). The 2024 ASM was scheduled for March 10, 2025, at 12 pm Eastern Time, and had a record date of January 24, 2025.

The February Proxy included standard proposals (the “Standard Proposals”) for stockholders (i) to elect five new directors (the “New Board Slate”) to our board of directors (the “Board”) and (i) to ratify the appointment of M&K CPAS, PLLC as our independent registered public accounting firm for the fiscal year ended December 31, 2024. The Standard Proposals customarily would have been voted on at a stockholder meeting in calendar year 2024. We opted to delay holding our 2024 annual stockholder meeting until 2025 to hold a single meeting that would cover both the Standard Proposals and a number of special proposals (the “Special Proposals”) requesting that the stockholders approve (i) the issuance, in accordance with Nasdaq Listing Rule 5635(a), of Common Stock, upon conversion of our outstanding Series C-1 and C-2 Non-Voting Convertible Preferred Stock, upon conversion of an outstanding 7.0% Senior Secured Convertible Debenture in the principal balance of $3,934,146 due December 11, 2025 (the “Debenture”), and upon settlement of restricted stock units and exercise of stock options issued in exchange for restricted stock units and stock options that were previously granted to certain directors, employees, and consultants of the NAYA Therapeutics, (ii) an amendment to our Second Amended and Restated 2019 Stock Incentive Plan to increase the number of shares of Common Stock available for issuance thereunder to an amount of 8,200,000 (pre-reverse split), equal to approximately 15% of the total of the total issued and outstanding stock, including shares issued upon conversion of our Series C-1 and C-2 Non-Voting Convertible Preferred Stock, and (iii) an amendment to our Amended and Restated Articles of Incorporation to increase the number of authorized shares of Common Stock from 50,000,000 to 100,000,000 after a reverse split of our Common Stock approved by the Board at a ratio ranging from any whole number between 1-for-2 and 1-for-20, as determined by the Board in its discretion, subject to the Board’s authority to abandon such reverse stock split.

While Standard Proposals received sufficient votes for approval, several Special Proposals did not garner the necessary votes required for approval. Upon advice of counsel and our proxy solicitation firm, the Board approved the postponement of the 2024 ASM to April 9, 2025, the fixing of a new record date on March 10, 2025, and the filing of a new definitive proxy statement (the “March Proxy”).

As a result of this postponement and of the new record date, all votes cast by stockholders with respect to the proposals included in the February Proxy became null and void. The March Proxy was delivered with a new proxy card pursuant to which stockholders were asked to vote again on the Standard Proposals.

The 2024 ASM was held solely to cover the Standard Proposals and to regain compliance under Nasdaq Rules 5620(a) and 5801(s)(2)(G) that require companies listed on Nasdaq to hold an annual meeting of stockholders within twelve months of the fiscal year’s end (the “ASM Rule”). Pursuant to the previously disclosed notice received from the staff (the “Staff”) of The Nasdaq Stock Market LLC, we had until February 25, 2025, to submit a plan to regain compliance under the ASM Rule. We submitted a plan to the Staff in a timely fashion and, on February 28, 2025, the Staff notified us that we were granted an extension until June 30, 2025, to regain compliance with the ASM Rule.

The Standard Proposals in the March Proxy included (a) the re-election of existing directors to the Board (as would have been submitted for approval had the 2024 ASM been held in calendar year 2024, and in lieu of the New Board Slate included in the February Proxy), and (b) ratification of M&K CPAs LLC as our independent registered public accounting firm for the fiscal year ending December 31, 2024.

At the 2024 ASM, the stockholders approved the Standard Proposals in the March Proxy.

Nasdaq

On January 10, 2025, we received notice (the “Notice”) from the Staff advising us that we no longer complied with the ASM Rule, as we did not hold an annual meeting of stockholders in the fiscal year ended December 31, 2024. The Notice had no immediate effect on the listing of our common stock.

Pursuant to the Notice, Nasdaq gave us 45 calendar days, or until February 24, 2025, to submit a plan to regain compliance. On February 24, 2025, we wrote to the Staff to present our plan to hold the 2024 ASM and, on February 28, 2025, we were granted our request for an extension until June 30, 2025. Having held the 2024 ASM on April 9, 2025, we have completed the required action to regain compliance with the ASM Rule and, on April 15, 2025, we received confirmation from the Staff that we have regained compliance under the ASM Rule.

On September 18, 2024, we received a letter from the Staff indicating that we failed to maintain a minimum closing bid price of $1.00 per share for the prior 34 consecutive days and, as such, no longer satisfied Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Rule”). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we were provided a grace period of 180 calendar days, or until March 17, 2025, to regain compliance with the Minimum Bid Rule.

On March 18, 2025, we effected a 1-for-12 reverse stock split (the “March 2025 Reverse Split”) in an effort to evidence compliance with the Minimum Bid Rule. To regain compliance with the Minimum Bid Rule, an issuer must evidence a closing bid price of at least $1.00 per share for a minimum of 10, but generally not more than 20, consecutive trading days.

On March 25, 2025, we were notified by the Staff that because we did not evidence compliance with the Minimum Bid Rule by March 17, 2025, the Staff determined that our securities should be delisted from Nasdaq.

As of the close of business on March 31, 2025, we evidenced a closing bid price of at least $1.00 per share for 10 consecutive business days and, on March 31, 2025, the Staff determined that we had regained compliance with the Minimum Bid Rule. Accordingly, our securities are no longer subject to delisting under the Minimum Bid Rule and the listing matter has been closed.

Public Offering

On January 14, 2025, we consummated a public offering (the “January 2025 Offering”) of 1,134,598 units (“Units”), each consisting of either one share of Common Stock, or one pre-funded warrant to purchase one share of Common Stock (the “January 2025 PFWs”) in lieu thereof, and one warrant to purchase one share of Common Stock at an offering price of $8.40 per Unit (the “January 2025 Warrants”). The January 2025 Warrants are exercisable from and after the date of their issuance and expire on the five-year anniversary of such date, at an exercise price of $8.40 per share of Common Stock. Each January 2025 PFW is immediately exercisable at an exercise price of $0.0012 per share and may be exercised at any time until all of the January 2025 PFWs are exercised in full. In connection with the January 2025 Offering, we entered into a securities purchase agreement (the “January 2025 SPA”) with certain institutional investors who purchased Units in this January 2025 Offering.

The securities issued in the January 2025 Offering were offered pursuant to our registration statement on Form S-1, as amended (File No. 333-283872) (the “January 2025 S-1”), initially filed by us with the Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended (the “Securities Act”), on December 17, 2024 and declared effective on January 13, 2025.

We closed the January 2025 Offering on January 14, 2015, raising gross proceeds of approximately $9.5 million before deducting placement agent fees and other offering expenses payable.

The stated intention for net proceed utilization included (i) up to $2,500,000 to fund the second installment of the purchase price for the WFI; (ii) $4,000,000 to redeem 4,000 shares of our Series C-2 preferred stock with a stated value of $4,000,000; (iii) up to $1,950,000 towards outstanding debt obligations that were payable prior to or upon completion of the January 2025 Offering and that we did not otherwise restructure or refinance, and (iv) the balance for clinical trials, product development, marketing, strengthening the corporate management team, working capital, and general corporate purposes.

Also in connection with the January 2025 Offering, on January 13, 2025, we entered into a placement agency agreement (the “January 2025 PAA”) with Maxim Group LLC (“Maxim”), pursuant to which (i) Maxim agreed to act as lead placement agent on a “best efforts” basis in connection with the January 2025 Offering, and (ii) we agreed to pay Maxim an aggregate fee equal to 6.5% of the gross proceeds raised in the January 2025 Offering (or 5.0% in the case of certain investors) and warrants to purchase up to 62,197 shares of Common Stock at an exercise price of $10.50 per share (the “Maxim January 2025 Warrants”). The Maxim January 2025 Warrants are exercisable at any time after the six-month anniversary of the closing date, from time to time, in whole or in part, until five (5) years from the commencement of sales of the securities in the January 2025 Offering. Additionally, we reimbursed Maxim for certain expenses and legal fees up to $90,000.

The January 2025 PAA and the January 2025 SPA contain customary representations, warranties and agreements made by us, customary conditions to closing, indemnification obligations by us, Maxim or the investors, as the case may be and other obligations of the parties.

Pursuant to the terms of the January 2025 SPAs and January 2025 PAA, we agreed that for a period of up to ninety (90) days from the closing of the January 2025 Offering, that neither we nor any subsidiary may (i) issue, enter into any agreement to issue or announce the issuance or proposed issuance of any shares of Common Stock or Common Stock equivalents or (ii) file any registration statement or prospectus, or any amendment or supplement thereto, in each case, subject to certain exceptions. We also agreed not to effect or enter into an agreement to effect any issuance of Common Stock or Common Stock equivalents involving a Variable Rate Transaction, as defined in the January 2025 SPA, for a period of up to twelve (12) months following the closing of the January 2025 Offering, subject to certain exceptions.

On January 14, 2025, we entered into a warrant agency agreement (the “January 2025 WAA”), with Transfer Online, Inc. appointing Transfer Online, Inc. as warrant agent for the January 2025 Warrants.

In connection with the January 2025 Offering, on January 13, 2025, we entered into a Class C-2 Preferred Stock Redemption Agreement (the “FNL C-2 Redemption Agreement”) with Five Narrow Lane, LP (“FNL”), pursuant to which we agreed to purchase and acquire from FNL 4,000 shares of our Series C-2 Convertible Preferred Stock (the “C-2 Preferred Stock”) for $4,000,000. Accrued dividends of $104,444.44, plus any other accrued payments under the Certificate of Designations for the C-2 Preferred Stock, remain outstanding.

Results of Operations

During fiscal 2024, we focused on making further operational improvements to our fertility business while at the same time working to close an acquisition designed to diversify the overall company and add an entirely new business segment.

With respect to our fertility operations, we believe we made excellent progress at expanding revenue and driving down certain costs, the combination of which resulted in strong improvement to our adjusted-EBITDA.

These gains were made possible largely by the performance of our Wisconsin clinic, our first acquisition of an existing IVF practice, that we acquired in 2023. This Madison, Wisconsin-based fertility center generates strong revenue and profits, and more than tripled our topline revenue. We plan to use this first acquisition and the stronger foundation it provided to our fertility operations to pursue additional acquisitions of established and profitable IVF clinics. We also plan on continuing to actively pursue the opening of new INVO Centers as wholly owned subsidiaries in order to accelerate our growth objectives.

Although we anticipate our clinic operations will dominate our commercial efforts and revenue, we also will continue to work on expanding the distribution of the INVOcell to third party fertility clinics.

We expect to continue to benefit from the ongoing growth in the ART market, which is experiencing a number of tailwinds, including 1) the large under-served potential patient population, 2) increasing infertility rates around the world 3) growing awareness and education of fertility treatment options, 4) a growing acceptance of fertility treatment, 5) improvements in procedure techniques and hence improvements in pregnancy success rates, and 6) generally improving insurance (private and public) reimbursement trends.

With respect to our other key 2024 initiative, we completed the acquisition of NAYA Therapeutics in October. The original goal behind this transaction was to expand our business activities beyond fertility and to create a healthcare portfolio company initially focused on a commercial-stage fertility business combined with a unique clinical-stage oncology and autoimmune technology business.

In April 2025, not having received sufficient shareholder support for key elements of the NAYA Therapeutics transaction at a shareholder meeting scheduled for March 10, 2025 (further detail available above under Recent Developments – 2024 Annual Meeting), upon advice of counsel and of our proxy solicitation firm, as well as the hurdles to be overcome to receive shareholder approval, we elected to re-focus exclusively on our fertility business. This change in strategy involved a decision to divest, via an exchange agreement, a majority interest in NAYA Therapeutics and changing our name and ticker symbol to “INVO Fertility, Inc.” and “IVF”, respectively. We expect to complete this separation and divestiture in the second quarter of 2025.

We remain enthusiastic about its prospects and will retain a minority stake in NAYA Therapeutics, which we hope to monetize in the future through value appreciation that could be generated from the clinical development of its bifunctional antibodies.

Our revised corporate structure is intended to enable both businesses to focus on their respective opportunities and operations, with the existing management team and our Board set to lead the public company moving forward. NAYA Therapeutics will return to being a privately held biotechnology company led by its team and a separate board.

Comparison of the years ended December 31, 2024 and 2023

Revenues

Revenue for the years ended December 31, 2024 and 2023 was $6.5 million and $3.0 million, respectively. Of the $6.6 million in revenue for 2024, $6.5 million was related to clinic revenue from the consolidated Georgia JV and WFI. The increase of approximately $3.5 million, or approximately 117%, was primarily related to revenue from the full year inclusion of WFI.

Cost of Revenue

Cost of revenue for the years ended December 31, 2024 and 2023 was $3.7 million and $1.9 million, respectively. The increase in our cost of revenue was primarily related to the full year inclusion of WFI.

Selling, General, and Administrative Expenses

Selling, general and administrative expenses for the years ended December 31, 2024 and 2023 were $9.1 million and $7.5 million, respectively, of which $1.6 million and $1.3 million, respectively, was for non-cash, stock-based compensation expense. The increase of approximately $1.6 million or 22% was primarily the result of approximately $1.8 million in increased professional services expenses and was partially offset by approximately $0.6 million in decreased in personnel expenses.

Research and Development Expenses

R&D expenses were $0.5 million and $0.2 million, for the years ended December 31, 2024 and 2023, respectively. The increase of approximately $0.3 million was primarily related to NAYA Therapeutics R&D.

Loss from equity investment

Gain from equity investments for the year ended December 31, 2024, was $0.01 million, compared to a loss of $0.06 million for the year ended December 31, 2023.

Loss on disposal of fixed assets

Loss on disposal of fixed assets for the years ended December 31, 2024 and 2023, was $0.5 million and $0, respectively.

Gain on lease termination

Gain on lease termination for the years ended December 31, 2024 and 2023, was $0.1 million and $0, respectively.

Loss from debt extinguishment

Loss from debt extinguishment for the years ended December 31, 2024 and 2023, was $0.04 million and $0.2, respectively.

Interest Expense and Financing Fees

Interest expense and financing fees for the years ended December 31, 2024 and 2023 were $1.1 million and $0.9 million, respectively. The increase of approximately $0.2 million, or approximately 14%, was primarily non-cash and due to the debt discount, debt issuance cost, and interest on convertible notes.

Income Taxes

As of December 31, 2024, we had unused federal net operating loss carryforwards (“NOLs”) of $44.4 million. These losses expire in various amounts at varying times beginning in 2029 with a portion carrying on indefinitely. Unless expiration occurs, these NOLs may be used to offset future taxable income and thereby reduce our income taxes.

We recorded a valuation allowance against our deferred tax assets at December 31, 2024 and 2023 totaling $7.3 million and $11.1 million, respectively.

Liquidity and Capital Resources

For the years ending December 31, 2024, and 2023, we had net losses of approximately $9.1 million and $8.0 million, respectively. Approximately $4.3 million of the net loss was related to non-cash expenses for the year ended December 31, 2024, compared to $2.8 million for the year ended December 31, 2023. We had negative working capital of approximately $16.6 million as of December 31, 2024, compared to negative working capital of approximately $6.7 million as of December 31, 2023. As of December 31, 2024, we had stockholder’s equity of approximately $12.7 million compared to a stockholder’s equity of approximately $0.9 million as of December 31, 2023. Cash used in operations for the year of 2024 was approximately $3.0 million, compared to approximately $4.8 million for the year of 2023.

We have been dependent on raising capital through debt and equity financings to secure the cash required to fund our operating expenses and investing activities. During 2024, we received proceeds of approximately $1.3 million from notes, net proceeds of approximately $1.6 million from the sale of preferred stock, net proceeds of approximately $0.9 million from the exercise of warrants, and net proceeds of approximately $0.2 million for the sale of our common stock. During 2023, we received proceeds of $3.2 million from notes and net proceeds of approximately $5.8 million for the sale of our common stock. Over the next 12 months, our plan includes growing WFI and pursuing additional IVF clinic acquisitions. Until we can generate a sufficient amount of cash from operations, we will need to raise additional funding to meet our liquidity needs and to execute our business strategy. As in the past, we will seek debt and/or equity financing, which may not be available on reasonable terms, if at all.

Although our audited consolidated financial statements for the year ended December 31, 2024 were prepared under the assumption that we would continue operations as a going concern, the report of our independent registered public accounting firm that accompanies our consolidated financial statements for the year ended December 31, 2024 contains a going concern qualification in which such firm expressed substantial doubt about our ability to continue as a going concern, based on the consolidated financial statements at that time. Specifically, as noted above, we have incurred significant operating losses and we expect to continue to incur significant expenses and operating losses as we continue to acquire existing IVF clinics and the commercialization of our INVOcell solution. Prior losses and expected future losses have had, and will continue to have, an adverse effect on our financial condition. If we cannot continue as a going concern, our stockholders would likely lose most or all of their investment in us.

Cash Flows

The following table shows a summary of our cash flows for the year ended December 31:

	2024	2023
Cash (used in) provided by:
Operating activities	(2,974,400)	(4,755,054)
Investing activities	363,895	(2,494,879)
Financing activities	3,119,477	7,392,222

Cash Flows from Operating Activities

As of December 31, 2024, we had approximately $0.7 million in cash compared to approximately $0.2 million as of December 31, 2023. Net cash used in operating activities in 2024 was approximately $3.0 million, compared to approximately $4.8 million for the same period in 2023. The decrease in net cash used in operations was primarily due to the increase in accounts payable at year end.

Cash Flows from Investing Activities

During the year ended December 31, 2024, cash provided by investing activities of approximately $0.4 million was primarily related to the cash acquired in the NTI acquisition. During the year ended December 31, 2023, cash used in investing activities of approximately $2.5 million was primarily related to the acquisition of WFI.

Cash Flows from Financing Activities

During the year ended December 31, 2024, cash provided by financing activities of approximately $3.1 million was related to proceeds from notes payable, the sale of preferred stock, and proceeds from warrant exercises. During the year ended December 31, 2023, cash provided by financing activities of approximately $7.4 million was related to proceeds from notes and from the sale of common stock.

Financing Activities

On December 29, 2023, we entered into a securities purchase agreement (the “SPA”) with NAYA Therapeutics for NAYA’s purchase of 1,000,000 shares of the Company’s Series A Preferred Stock at a purchase price of $5.00 per share. The parties agreed that NAYA Therapeutics’ purchases will be made in tranches in accordance with the Minimum Interim Pipe Schedule (as defined in the SPA). The SPA contains customary representations, warranties and covenants of the Company and NAYA Therapeutics. From January 4, 2024 thru September 16, 2024, the parties closed on a total of 327,780 shares of Series A Preferred Stock for gross proceeds of $1,643,904.

On March 27, 2024, we entered into a purchase agreement (the “Triton Purchase Agreement”) with Triton Funds LP (“Triton”), pursuant to which we agreed to sell, and Triton agreed to purchase, upon our request in one or more transactions, up to 83,334 shares of our common stock providing aggregate gross proceeds to us of up to $850,000. Triton will purchase the shares of common stock under the Triton Purchase Agreement at the price of $10.20 per share. Between March 27, 2024 and April 16, 2024, Triton purchased a total of 21,667 shares of common stock for net proceeds of $165,131. The Triton Purchase Agreement expired on December 31, 2024.

On April 5, 2024, we entered into a purchase agreement with FirstFire Global Opportunities Fund, LLC (“FirstFire”), pursuant to which FirstFire agreed to purchase, and we agreed to issue and sell, (i) a promissory note with an aggregate principal amount of $275,000, which is convertible into shares of our common stock, according to the terms, conditions, and limitations outlined in the note (the “FirstFire Note”), (ii) a warrant to purchase 19,098 shares of the our common stock at an exercise price of $14.40 per share, (iii) a warrant to purchase 41,667 shares of common stock at an exercise price of $0.01 issued to FirstFire, and (iv) 4,167 shares of common stock, for a purchase price of $250,000. Carter, Terry, & Company, Inc. acted as placement agent for the transaction, for which it received a cash fee of $25,000 and 972 restricted shares of our common stock. $190,000 of the FirstFire Note was converted to common stock on October 14, 2024 and the remaining balance was paid on January 16, 2025.

In April 2024, we issued 67,250 shares of common stock for net proceeds of $900,611 upon the exercise of warrants.

On September 25, 2024, we entered into a Standard Merchant Cash Advance Agreement with Cedar Advance LLC (“Cedar”) under which Cedar purchased $384,250 of our receivables for a gross purchase price of $265,000 (the “Initial Advance”). We received net proceeds of $251,750. Until the purchase price is repaid, we agreed to pay Cedar $9,606.00 per week.

We closed a public offering on January 13, 2025, raising gross proceeds of approximately $9.5 million before deducting placement agent fees and other offering expenses payable by us. The stated intention for net proceed utilization included (i) $2,500,000 to fund the second installment of the WFI purchase price ; (ii) $4,000,000 to redeem 4,000 shares of our Series C-2 preferred stock with a stated value of $4,000,000; (iii) up to $1,950,000 towards outstanding debt obligations that were payable prior to or upon completion of the January 2025 Offering and that we did not otherwise restructure or refinance, and (iv) the balance for clinical trials, product development, marketing, strengthening the corporate management team, working capital, and general corporate purposes.

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

Variable Interest Entities

Our consolidated financial statements include the accounts of INVO Fertility, Inc., its wholly owned subsidiaries, and variable interest entities (“VIE”), where we are the primary beneficiary under the provisions of ASC 810, Consolidation (“ASC 810”). A VIE must be consolidated by its primary beneficiary when, along with its affiliates and agents, the primary beneficiary has both: (i) the power to direct the activities that most significantly impact the VIE’s economic performance; and (ii) the obligation to absorb losses or the right to receive the benefits of the VIE that could potentially be significant to the VIE. We reconsider whether an entity is still a VIE only upon certain triggering events and continually assesses its consolidated VIEs to determine if it continues to be the primary beneficiary.

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

Stockholders of INVO Fertility, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of INVO Fertility, Inc. (former name: NAYA Biosciences, Inc. and INVO Bioscience, Inc.) (the Company) as of December 31, 2024 and 2023, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Goodwill and Intangible Assets

As discussed in Note 3 and 8 to the consolidated financial statements, the Company acquired intangible assets through business combinations in 2024 and 2023. At each reporting period, certain intangible assets are required to be assessed annually for impairment based on the facts and circumstances at that time. Auditing management’s evaluation of intangible assets can be a significant judgment given the fact that the Company uses management estimates on future revenues and expenses which are not easily able to be substantiated.

Given these factors and due to significant judgements made by management, the related audit effort in evaluating management’s judgments in evaluation of intangible assets required a high degree of auditor judgment.

The procedures performed included evaluation of the methods and assumptions used by the Company, tests of the data used and an evaluation of the findings. We evaluated and tested the Company’s significant judgments that determine the impairment evaluation of intangible assets.

/s/ M&K CPAS, PLLC

M&K CPAS, PLLC

PCAOB ID: 2738

We have served as the Company’s auditor since 2019.

The Woodlands, TX

April 29, 2025

INVO FERTILITY, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2024	2023
ASSETS
Current assets
Cash	$741,396	$232,424
Accounts receivable	174,881	140,550
Inventory	219,764	264,507
Prepaid expenses and other current assets	182,290	622,294
Total current assets	1,318,331	1,259,775
Property and equipment, net	466,684	826,418
Lease right of use	2,283,784	3,359,058
Intangible assets, net	18,103,931	4,093,431
Goodwill	23,535,693	5,878,986
Investment in NAYA Therapeutics	-	2,172,000
Equity investments	740,759	916,248
Total assets	$46,449,182	$18,505,916

LIABILITIES, MEZZANINE EQUITY, AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$5,713,956	$2,330,381
Accrued compensation	2,122,930	722,251
Notes payable - current portion, net	5,458,071	629,920
Notes payable - related party, net	880,000	880,000
Deferred revenue	602,359	408,769
Lease liability, current portion	239,125	181,574
Additional payments for acquisition, current portion	2,500,000	2,500,000
Other current liabilities	410,000	350,000
Total current liabilities	17,926,441	8,002,895
Lease liability, net of current portion	2,189,555	3,356,199
Notes payable – net of current portion	1,128,713	1,253,997
Additional payments for acquisition, net of current portion	5,000,000	5,000,000
Total liabilities	26,244,709	17,613,091

Mezzanine equity
Series C-2 Preferred Stock $1,000.00 par value; 8,576 shares authorized; 8,576 and 0 issued and outstanding as of December 31, 2024 and 2023, respectively.	7,457,000	-

Stockholders’ equity
Series B Preferred Stock, $5.00 par value; 1,200,000 shares authorized; 0 and 1,200,000 issued and outstanding as of December 31, 2024 and 2023, respectively.	-	6,000,000
Series C-1 Preferred Stock, $1,000.00 par value; 30,375 shares authorized; 30,375 and 0 issued and outstanding as of December 31, 2024 and 2023, respectively.	30,375,000	-
Common Stock, $.0001 par value; 4,166,667 shares authorized; 373,021 and 207,711 issued and outstanding as of December 31, 2024 and 2023, respectively	37	20
Additional paid-in capital	49,537,054	52,710,721
Accumulated deficit	(67,164,618)	(57,818,145)
Total stockholders’ equity	12,747,473	892,825
Total liabilities, mezzanine, and stockholders’ equity	$46,449,182	$18,505,916

The accompanying notes are an integral part of these consolidated financial statements.

INVO FERTILITY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2024	2023
Revenue:
Clinic revenue	6,450,431	2,862,574
Product revenue	81,569	158,001
Total revenue	6,532,000	3,020,575
Operating expenses:
Cost of revenue	3,657,766	1,934,437
Selling, general and administrative expenses	9,078,804	7,486,454
Research and development expenses	489,660	165,945
Loss on disposal of fixed assets	511,663	-
Depreciation and amortization	919,603	200,894
Total operating expenses	14,657,496	9,787,730
Loss from operations	(8,125,496)	(6,767,155)
Other income (expense):
Gain (loss) from equity method joint ventures	9,045	(60,270)
Impairment from equity method joint ventures	-	(89,794)
Gain on lease termination	94,551	-
Loss from debt extinguishment	(40,491)	(163,278)
Interest expense	(1,056,360)	(925,909)
Foreign currency exchange loss	-	(420)
Total other expenses	(993,255)	(1,239,671)
Net loss before income taxes	(9,118,751)	(8,006,826)
Provision for income taxes	(22,913)	27,786
Net loss	(9,095,838)	(8,034,612)
Common stock warrants deemed dividends	(250,635)	-
Net loss attributable to common shareholders	$(9,346,473)	$(8,034,612)
Net loss per common share:
Basic	(30.19)	(67.37)
Diluted	(30.19)	(67.37)
Weighted average number of common shares outstanding:
Basic	309,539	119,264
Diluted	309,539	119,264

The accompanying notes are an integral part of these consolidated financial statements.

INVO FERTILITY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND MEZZANINE EQUITY

	Stockholders’ Equity											Mezzanine Equity
	Common Stock		Series A Preferred Stock		Series B Preferred Stock		Series C-1 Preferred Stock		Additional Paid-in	Accumulated		Series C-2 Preferred Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total	Shares	Amount
Balances, December 31, 2022	50,718	$5	-	$-	-	$-	-	$-	$48,805,916	$(49,783,533)	$(977,612)	-	-
Common stock issued to directors and/or employees	356	-	-	-	-	-	-	-	56,936	-	56,936	-	-
Common stock issued for services	4,234	-	-	-	-	-	-	-	287,450	-	287,450	-	-
Preferred stock issued	-	-	-	-	1,200,000	6,000,000	-	-	(3,828,000)	-	2,172,000	-	-
Proceeds from the sale of common stock, net of fees and expenses	147,001	15	-	-	-	-	-	-	5,724,985	-	5,725,000	-	-
Common stock issued for liability settlement	1,354	-	-	-	-	-	-	-	65,198	-	65,198	-	-
Common stock issued with notes payable	347	-	-	-	-	-	-	-	56,313	-	56,313	-	-
Options exercised for cash	25	-	-	-	-	-	-	-	2,376	-	2,376	-	-
Warrants exercised (cashless)	3,665	-	-	-	-	-	-	-	-	-	-	-	-
Stock options issued to directors and employees as compensation	-	-	-	-	-	-	-	-	1,049,109	-	1,049,109	-	-
Warrants issued with notes payable	-	-	-	-	-	-	-	-	490,667	-	490,667	-	-
Rounding for reverse split	11	-	-	-	-	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	-	(8,034,612)	(8,034,612)	-	-
Balances, December 31, 2023	207,711	$20	-	$-	1,200,000	$6,000,000	-	$-	$52,710,950	$(57,818,145)	$892,825	-	-

Common stock issued to directors and employees	-	-	-	-	-	-	-	-	153	-	153	-	-
Common stock issued for services	24,057	4	-	-	-	-	-	-	275,749	-	275,753	-	-
Warrants issued with notes payable	-	-	-	-	-	-	-	-	188,755	-	188,755	-	-
Stock issued for cash	21,667	2	-	-	-	-	-	-	165,129	-	165,131	-	-
Preferred stock issued	-	-	328,780	1,643,904	-	-	-	-	-	-	1,643,904	-	-
Consideration for NAYA Therapeutics	27,346	2	(328,780)	(1,643,904)	(1,200,000)	(6,000,000)	30,375	30,375,000	(6,696,183)	-	16,034,915	8,576	7,457,000
Convertible note modification/extinguishment	-	-	-	-	-	-	-	-	40,491	-	40,491	-	-
Debt conversion	24,992	2	-	-	-	-	-	-	387,031	-	387,033	-	-
Warrants issued	-	-	-	-	-	-	-	-	971,012	-	971,012	-	-
Warrant exercise	67,250	7	-	-	-	-	-	-	900,604	-	900,611	-	-
Deemed dividend	-	-	-	-	-	-	-	-	250,635	(250,635)	-	-	-
Returned shares	(2)	-	-	-	-	-	-	-	-	-	-	-	-
Stock options issued to directors and employees as compensation	-	-	-	-	-	-	-	-	342,728	-	342,728	-	-
Net loss	-	-	-	-	-	-	-	-	-	(9,095,838)	(9,095,838)	-	-
Balances, December 31, 2024	373,021	37	-	-	-	-	30,375	30,375,000	49,537,054	(67,164,618)	12,747,473	8,576	7,457,000

The accompanying notes are an integral part of these consolidated financial statements.

INVO FERTILITY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(9,095,838)	$(8,034,612)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash stock compensation issued for services	1,246,765	287,450
Non-cash stock compensation issued to directors and/or employees	153	56,936
Fair value of stock options issued to employees	342,728	1,049,109
Non-cash compensation for services	180,000	180,000
Amortization of discount on notes payable	622,283	720,128
Reserve on other assets	498,592	-
(Gain) Loss from equity method investment	(9,045)	60,270
Impairment from equity method joint venture	-	89,794
Loss from debt extinguishment	40,491	163,278
Loss on disposal of fixed assets	511,663	-
Loss on lease termination	(94,551)	-
Depreciation and amortization	919,603	200,894
Changes in assets and liabilities:
Accounts receivable	(34,331)	(63,401)
Inventory	44,743	(905)
Prepaid expenses and other current assets	(163,761)	(432,093)
Equity investments	4,534	-
Accounts payable and accrued expenses	1,350,675	924,678
Accrued compensation	274,665	(224,011)
Deferred revenue	193,590	288,893
Other current liabilities	-	(226,568)
Leasehold liability	25,869	85,191
Accrued interest	166,772	121,864
Deferred tax liabilities	-	(1,949)
Net cash used in operating activities	(2,974,400)	(4,755,054)
Cash used in investing activities:
Payments to acquire property, plant, and equipment	(183,703)	(444,722)
Proceeds from sale of fixed assets	75,590	-
Cash acquired in acquisition	472,008	-
Investment in joint ventures	-	(8,447)
Payment for acquisitions	-	(2,041,710)
Net cash used in investing activities	363,895	(2,494,879)
Cash from financing activities:
Proceeds from notes payable	1,344,250	3,060,250
Proceeds from notes payable – related parties	-	100,000
Proceeds from the sale of common stock, net of offering costs	165,131	5,701,948
Proceeds from the sale of preferred stock	1,643,904	-
Proceeds from warrant exercise	900,611	23,051
Proceeds from option exercise	-	2,375
Principal payments on notes payable	(934,419)	(1,495,402)
Net cash provided by financing activities	3,119,477	7,392,222
Increase in cash and cash equivalents	508,972	142,289
Cash and cash equivalents at beginning of period	232,424	90,135
Cash and cash equivalents at end of period	$741,396	$232,424

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$214,742	$9,640
Taxes	$-	$-
Noncash activities:
Fair value of preferred stock issued for acquisition	$25,148,000	$-
Common stock issued upon conversion notes payable and accrued interest	387,033	-
Deemed dividend	250,635	-
Fair value of warrants issued with debt	188,755	490,668
Fair value of common stock issued with debt	-	56,314
Fair value of shares issued for settlement of liability	-	65,198
Initial ROU asset and lease liability	-	2,145,269
Fair value of Series B preferred shares issued in exchange for shares of NAYA common stock	-	2,172,000

The accompanying notes are an integral part of these consolidated financial statements.

INVO FERTILITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

Note 1 – Summary of Significant Accounting Policies

Description of Business

INVO Fertility, Inc., formerly known as NAYA Bioscience, Inc., (“INVO” or the “Company”) is a healthcare services company focused on the fertility marketplace and dedicated to expanding access assisted reproductive technology (“ART”) care to patients in need. The Company’s principal commercialization strategy is focused on building, acquiring and operating fertility clinics, including “INVO Centers” dedicated primarily to offering the intravaginal culture (“IVC”) procedure enabled by our INVOcell medical device (“INVOcell”) US-based, profitable in vitro fertilization (“IVF”) clinics. As of the date of this filing, the Company has two operational INVO Centers and one IVF clinic in the United States. The Company also continues to engage in the sale and distribution of its INVOcell technology solution into third-party owned and operated fertility clinics. The Company’s proprietary technology, INVOcell, is a revolutionary medical device that allows fertilization and early embryo development to take place in vivo within the woman’s body. This treatment solution is the world’s first IVC technique for the incubation of oocytes and sperm during fertilization and early embryo development. The Company also owns NAYA Therapeutics, Inc. (“NTI”), a clinical-stage oncology and autoimmune technology business. To focus exclusively on the fertility marketplace, the Company is in the process of divesting a majority stake in NTI.

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

The Company considers events or transactions that have occurred after the consolidated balance sheet date of December 31, 2024, but prior to the filing of the consolidated financial statements with the SEC in this Annual Report on Form 10-K, to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure, as applicable. Subsequent events have been evaluated through the date of the filing of this Annual Report on Form 10-K.

Reclassifications

Certain amounts in the consolidated financial statements for the prior year have been reclassified to conform to the current year presentation. These reclassifications had no impact on net earnings, financial position, or cash flows.

Business Segments

The Company operates in three segments. See “Note 15 – Segment Reporting” for additional information on the Company’s segments.

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

Long- Lived Assets

Long-lived assets and certain identifiable assets related to those assets are periodically reviewed for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable. If the non-discounted future cash flows of the asset are less than their carrying amount, their carrying amounts are reduced to the fair value and an impairment loss recognized. There was no impairment recorded during the year ended December 31, 2024, and no impairment recorded during the year ended December 31, 2023.

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

Concentration of Credit Risk

Cash includes amounts deposited in financial institutions in excess of insurable Federal Deposit Insurance Corporation (“FDIC”) limits. As of December 31, 2024, the Company did not have cash balances in excess of FDIC limits.

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

Revenue generated from clinical and lab services related at the Company’s fertility clinics is typically recognized at the time the service is performed.

The Company’s Therapeutics segment does not currently generate revenue.

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

Loss Per Share

Basic loss per share calculations are computed by dividing net loss by the weighted-average number of common shares outstanding. Diluted earnings per share are computed similar to basic earnings per share except that the denominator is increased to include potentially dilutive securities. The Company’s diluted loss per share is the same as the basic loss per share for the years ended December 31, 2024, and 2023, as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

	Year Ended December 31,
	2024	2023
Net loss attributable to common shareholders (numerator)	$(9,346,473)	$(8,034,612)
Basic and diluted weighted-average number of common shares outstanding (denominator)	309,539	119,264
Basic and diluted net loss per common share	(30.19)	(67.37)

The Company has excluded the following dilutive securities from the calculation of fully diluted shares outstanding because the result would have been anti-dilutive:

	As of December 31,
	2024	2023
Options	8,192	8,896
Convertible notes and interest	535,819	3,535
Convertible preferred shares	-	100,000
Unit purchase options and warrants	382,584	291,106
Total	926,595	403,537

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures, or ASU 2023-07, which requires an enhanced disclosure of segments on an annual and interim basis, including the title of the chief operating decision maker, significant segment expenses, and the composition of other segment items for each segment’s reported profit. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted, and adoption of ASU 2023-07 should be applied retrospectively to all prior periods presented in the financial statements. The Company adopted this standard during the year ended December 31, 2024.

Note 2 – Liquidity

Historically, the Company has funded its cash and liquidity needs through revenue collection, equity financings, notes, and convertible notes. For the years ended December 31, 2024 and 2023, the Company incurred a net loss of approximately $9.1 million and $8.0 million, respectively, and has an accumulated deficit of approximately $67.2 million as of December 31, 2024. Approximately $4.3 million of the net loss was related to non-cash expenses for the year ended December 31, 2024, compared to $2.8 million for the year ended December 31, 2023.

The Company has been dependent on raising capital through debt and equity financings to meet its needs for cash used in operating and investing activities. During 2023, the Company received proceeds of $3.2 million from notes and net proceeds of approximately $5.7 million for the sale of its common stock. During 2024, the Company received proceeds of $1.3 million from notes, net proceeds of approximately $1.6 million from the sale of its preferred stock, $0.9 million from the exercise of warrants, and net proceeds of approximately $0.2 million for the sale of its common stock. Over the next 12 months, the Company’s plan includes growing the Wisconsin Fertility Institute and pursuing additional IVF clinic acquisitions. Until the Company can generate positive cash from operations, it will need to raise additional funding to meet its liquidity needs and to execute its business strategy. As in the past, the Company will seek debt and/or equity financing, which may not be available on reasonable terms, if at all.

Although the Company’s audited consolidated financial statements for the year ended December 31, 2024 were prepared under the assumption that it would continue operations as a going concern, the report of the Company’s independent registered public accounting firm that accompanies the Company’s consolidated financial statements for the year ended December 31, 2024 contains a going concern qualification in which such firm expressed substantial doubt about the Company’s ability to continue as a going concern, based on the consolidated financial statements at that time. Specifically, as noted above, the Company has incurred significant operating losses and the Company expects to continue to incur significant expenses and operating losses as it continues to ramp up the commercialization of INVOcell and develop new INVO Centers. These prior losses and expected future losses have had, and will continue to have, an adverse effect on the Company’s financial condition. If the Company cannot continue as a going concern, its stockholders would likely lose most or all of their investment in the Company.

Note 3 – Business Combinations

Wisconsin Fertility Institute

On August 10, 2023, the Company, through Wood Violet Fertility LLC, a Delaware limited liability company (“Wood Violet”) and wholly owned subsidiary of INVO Centers LLC (“INVO CTR”), a Delaware company wholly-owned by the Company, consummated its acquisition of the Wisconsin Fertility Institute (“WFI”) for a combined purchase price of $10,000,000, of which $2,500,000 was paid on the closing date (net cash paid was $2,150,000 after a $350,000 holdback) plus assumption of the inter-company loan owed by WFRSA (as defined below) in the amount of $528,756. The remaining three installments of $2,500,000 each are payable within ninety (90) days of the subsequent three anniversaries of closing. The sellers have the option to take all or a portion of the final three installments in shares of the Company’s common stock at a per share value of $1,500.00, $2,181.60, and $3,429.60, for the second, third, and final installments, respectively. As of the date of this filing, the Company has not made the second installment payment for the acquisition of WFI. The Company and the sellers are currently negotiating an amendment to restructure the terms of the acquisition.

WFI was comprised of (a) a medical practice, Wisconsin Fertility and Reproductive Surgery Associates, S.C., a Wisconsin professional service corporation d/b/a Wisconsin Fertility Institute (“WFRSA”), and (b) a laboratory services company, Fertility Labs of Wisconsin, LLC, a Wisconsin limited liability company (“FLOW”). WFRSA is a medical practice that provides direct treatment to patients covering fertility, gynecology, and obstetrics care and surgical procedures, and employs physicians and other medical providers to deliver such services and procedures. FLOW provided WFRSA with related laboratory services.

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

The Company’s consolidated financial statements for the year ended December 31, 2024 include WFI’s results of operations. For the year ended December 31, 2023, WFI’s results of operations are included from the acquisition date of August 10, 2023 through December 31, 2023. The Company’s consolidated financial statements reflect the preliminary purchase accounting adjustments in accordance with ASC 805 “Business Combinations”, whereby the purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values on the acquisition date.

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
10,000,000

NAYA Therapeutics

On October 11, 2024 (the “Effective Time”), the Company, a wholly owned subsidiary (“Merger Sub”), and NTI entered into an Amended and Restated Agreement and Plan of Merger (the “A&R Merger Agreement”) and consummated the transactions contemplated thereby (the “Merger”). Upon the terms and subject to the conditions set forth in the A&R Merger Agreement, Merger Sub merged with and into NTI, with NTI continuing as the surviving corporation and a wholly owned subsidiary of the Company.

At the Effective Time and as a result of the consummation of the Merger:

● Each share of Class A common stock, par value $0.000001 per share, and Class B common stock, par value $0.000001 per share, of NTI (“NTI common stock”) outstanding immediately prior to the Effective Time, other than certain excluded shares held by NTI as treasury stock or owned by the Company or Merger Sub, automatically converted into the right to receive 9,846 shares of the Company’s common stock and 30,375 shares of the Company’s newly-designated Series C-1 Convertible Preferred Stock (the “Series C-1 Preferred”). See Note 12 – Stockholders’ Equity for additional information on the Series C-1 Preferred.

● Certain outstanding debt obligations of NTI, including a portion of an amended and restated senior secured convertible debenture issued to Five Narrow Lane LP (“FNL”), with a combined principal balance of $8,575,833 converted into the right to receive 55,793 shares of the Company’s common stock and 8,576 shares of the Company’s newly-designated Series C-2 Convertible Preferred Stock (the “Series C-2 Preferred”). The Company and FNL have agreed that the Company shall issue to FNL a pre-funded common stock purchase warrant (the “Pre-funded Warrants”) to purchase up to 38,293 shares of the Company’s common stock in lieu of 38,293 shares of the aforementioned common stock. See Note 12 – Stockholders’ Equity for additional information on the Series C-2 Preferred.

● The remaining balance of the amended and restated senior secured convertible debenture issued to FNL in the amount of $3,934,146 was exchanged for a 7.0% senior secured convertible debenture in the principal balance of $3,934,146 due December 11, 2025 (the “Debenture”). A description of the rights, preferences, and privileges of the Debenture are set forth below in Note 10 – Notes Payable.

The Company’s consolidated financial statements for the year ended December 31, 2024 include NTI’s results of operations. For the year ended December 31, 2024, NTI’s results of operations are included from the acquisition date of October 11, 2024 through December 31, 2024. The Company’s consolidated financial statements reflect the purchase accounting adjustments in accordance with ASC 805 “Business Combinations”, whereby the purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values on the acquisition date.

The following allocation of the purchase price is as follows:

Consideration given:
Common Stock	$214,937
Pre-funded Warrants	300,978
Series C-1 Preferred	17,691,000
Series C-2 Preferred	7,457,000
Debenture	3,934,146
29,598,061

Assets and liabilities acquired:
Cash	472,008
Other current assets	40,747
Tradename	257,000
In process R&D	14,571,000
Goodwill	17,656,707
AP & accrued liabilities	(3,109,039)
Debt	(290,362)
29,598,061

Pro Forma Financial Information

The following unaudited pro forma consolidated results of operations for the years ended December 31, 2024 and 2023 assume the acquisition was completed on January 1, 2023:

	Year Ended December 31,
	2024	2023
Pro forma revenue	6,561,000	3,020,575
Pro forma net loss	(21,535,712)	(11,313,386)

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

The Bloom Agreement provides Bloom with a “profits interest” in the Georgia JV and, in connection with such profits interest, states that profits and losses be allocated to its members based on a hypothetical liquidation of the Georgia JV. In such a scenario, liquidation proceeds would be distributed in the following order: (a) to INVO CTR until the difference between its capital contributions and distributions (the “Hurdle Amount”) equals $0; (b) to Bloom until its distributions equal 150% of the liquidation amounts distributed to INVO CTR (a “catch-up” to rebalance the distributions between members); and (c) thereafter on a pro rata basis. The Georgia JV had no assets or liabilities at the time the units were issued, and, as of December 31, 2024, INVO CTR had made capital contributions greater than the net loss of the Georgia JV. As such, the entire net loss was allocated to INVO CTR, and no loss was allocated to the noncontrolling interest of Bloom.

The Atlanta Clinic opened to patients on September 7, 2021.

The Company determined the Georgia JV is a VIE, and that the Company is its primary beneficiary because the Company has an obligation to absorb losses that are potentially significant and the Company controls the majority of the activities that impact the Georgia JV’s economic performance, specifically control of the INVOcell and lab services quality management. As a result, the Company consolidated the Georgia JV’s results with its own. As of December 31, 2024, the Company invested $0.9 million in the Georgia JV in the form of capital contributions as well as $0.5 million in the form of a note. For the years ended December 31, 2024 and 2023, the Georgia JV recorded net losses of $0.2 million and $0.2 million, respectively. Noncontrolling interest in the Georgia JV was $0.

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

The Company determined the Alabama JV is a VIE, and that there is no primary beneficiary. As a result, the Company uses the equity method to account for its interest in the Alabama JV. As of December 31, 2024, the Company invested $1.2 million in the Alabama JV in the form of a note. For the years ended December 31, 2024 and 2023, the Alabama JV recorded net losses of $0.02 million and $0.03 million, respectively, of which the Company recognized losses from equity method investments of $0.01 million and $0.02 million, respectively.

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

The Monterrey Clinic opened to patients on November 1, 2021.

The Company determined the Mexico JV is a VIE, and that there is no primary beneficiary. As a result, the Company uses the equity method to account for its interest in the Mexico JV. During the fourth quarter of 2023, our Mexico JV partner informed the Company that the primary physician onsite had resigned. The Company elected to impair the investment at year end 2023 in this JV due to the uncertainty and possibility that the Mexico JV may offer reduced services or suspend operations. The total impairment for 2023 was approximately $0.09 million. As of December 31, 2024, the Company’s investment in the Mexico JV was $0. The Mexico JV has since ceased operations.

The following table summarizes our investments in unconsolidated VIEs:

			Carrying Value as of
	Location	Percentage Ownership	December 31, 2024	December 31, 2023
HRCFG INVO, LLC	Alabama, United States	50%	$740,759	916,248
Positib Fertility, S.A. de C.V.	Mexico	33%	-	-
Total investment in unconsolidated VIEs			$740,759	916,248

Earnings from investments in unconsolidated VIEs were as follows:

	Year Ended December 31,
	2024	2023
HRCFG INVO, LLC	$9,045	(16,293)
Positib Fertility, S.A. de C.V.	-	(43,977)
Total earnings from unconsolidated VIEs	$9,045	(60,270)

The following tables summarize the combined unaudited financial information of our investments in unconsolidated VIEs:

	Year Ended December 31,
	2024	2023
Statements of operations:
Operating revenue	$1,280,746	1,484,359
Operating expenses	(1,260,219)	(1,648,890)
Net income (loss)	$20,527	(164,531)

	December 31, 2024	December 31, 2023
Balance sheets:
Current assets	$105,949	288,369
Long-term assets	481,102	1,026,873
Current liabilities	(119,436)	(510,091)
Long-term liabilities	-	(123,060)
Net assets	$467,615	682,091

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

The following table summarizes the Company’s transactions with VIEs:

	Year Ended December 31,
	2024	2023
Bloom Invo, LLC
INVOcell revenue	$24,000	24,000
Unconsolidated VIEs
INVOcell revenue	$7,500	6,315

The Company had balances with VIEs as follows:

	December 31, 2024	December 31, 2023
Bloom Invo, LLC
Accounts receivable	$37,500	31,500
Notes payable	497,321	482,656
Unconsolidated VIEs
Accounts receivable	$22,500	15,000

Note 6 – Inventory

Components of inventory are:

	December 31, 2024	December 31, 2023
Raw materials	$53,537	$53,479
Finished goods	166,227	211,028
Total inventory	$219,764	$264,507

Note 7 – Property and Equipment

The estimated useful lives and accumulated depreciation for equipment are as follows as of December 31, 2024, and December 31, 2023:

Estimated Useful Life
Manufacturing equipment	6 to 10 years
Medical equipment	10 years
Office equipment	3 to 7 years

	December 31, 2024	December 31, 2023
Manufacturing equipment	$132,513	$132,513
Medical equipment	483,145	303,943
Office equipment	89,904	85,404
Leasehold improvements	96,817	538,151
Less: accumulated depreciation	(335,695)	(233,593)
Total equipment, net	$466,684	$826,418

During each of the years ended December 31, 2024, and 2023, the Company recorded depreciation expense of $102,103 and $80,325, respectively.

Note 8 – Intangible Assets & Goodwill

Components of intangible assets are as follows:

	December 31, 2024	December 31, 2023
Tradename	$510,000	$253,000
Noncompetition agreement	3,961,000	3,961,000
In-process research & development	14,571,000	-
Goodwill	23,535,693	5,878,986
Less: accumulated amortization	(938,069)	(120,569)
Total intangible assets	$41,639,624	$9,972,417

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

As part of the NTI acquisition, that closed on October 11, 2024, the Company acquired a tradename valued at $257,000, in-process research and development valued at $14,571,000 and goodwill of $17,656,707 which includes assembled workforce valued at $203,000. The NTI tradename and in-process research and development were deemed to have an indefinite useful life.

During the year ended December 31, 2024, and 2023, the Company recorded amortization expenses related to intangible assets of $817,500 and $120,569, respectively. This amortization expense is related to the WFI tradename and WFI noncompetition agreements.

Goodwill has an indefinite useful life and is therefore not amortized. The Company reviewed and found no indicators for impairment of the intangible assets related to the acquisition of Wisconsin Fertility Institute as of December 31, 2024.

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

As of December 31, 2024, the Company’s lease components included in the consolidated balance sheet were as follows:

Lease component	Balance sheet classification	December 31, 2024
Assets
ROU assets - operating lease	Other assets	$2,283,784
Total ROU assets		$2,283,784

Liabilities
Current operating lease liability	Current liabilities	$239,125
Long-term operating lease liability	Other liabilities	2,189,555
Total lease liabilities		$2,428,680

Future minimum lease payments as of December 31, 2024 were as follows:

2025	505,957
2026	518,972
2027	489,807
2028	379,172
2029 and beyond	1,950,149
Total future minimum lease payments	$3,844,057
Less: Interest	(1,415,377)
Total operating lease liabilities	$2,428,680

For the years ended December 31, 2024 and 2023, the weighted average remaining lease term for operating leases was 95 months and 143 months, respectively. For the years ended December 31, 2024 and 2023, the weighted average discount rate for operating leases was 12.1% and 13.8%, respectively. The Company paid approximately $0.4 million in cash for operating lease amounts included in the measurement of lease liabilities for the year ended December 31, 2024 and approximately $0.3 million for the year ended December 31, 2023. The Company did not have any finance leases as of December 31, 2024.

For the year ended December 31, 2024, the Company recognized a gain on lease termination of $94,551 related to the termination of the lease associated with the Tampa Project.

Note 10 – Notes Payable

Notes payables consisted of the following:

	December 31, 2024	December 31, 2023

Related party demand notes with a 10% financing fee. 10% annual interest from issuance. As of December 31, 2024, all these notes are callable.	$880,000	$880,000
Convertible notes payable. 10% annual interest. Conversion price of $1.20	235,000	410,000
Convertible note payable. 12% annual interest. Conversion price of $1.00	85,000	-
Cash advance agreement	258,202	287,604
Note payable. 35% - 100 % cumulative interest. Matures on June 29, 2028	1,280,986	1,451,245
Convertible debenture payable. 7% annual interest.	4,434,146	-
Note payable. 7% annual interest	253,678	-
Other debt	181,100	-
Less debt discount and financing costs	(141,328)	(264,932)
Total, net of discount	$7,466,784	$2,763,917

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

In consideration for subscribing to the JAG Note for $100,000 dated December 29, 2022, and for agreeing to extend the date on which the other JAG Notes are callable to March 31, 2023, the Company issued JAG a warrant to purchase 1,459 shares of Common Stock. The warrant may be exercised for a period of five (5) years from issuance at a price of $120.00 per share. The financing fees for said JAG Note and the fair value of the warrant issued were capped at the total proceeds. The relative fair value of the warrant was recorded as a debt discount and as of December 31, 2024 the Company had fully amortized the discount. On July 10, 2023 JAG agreed to extend the date on which the JAG Notes are callable to September 30, 2023. On January 21, 2025, the Company received a demand notice from JAG. The Company is currently in discussion with JAG on repayment terms for the JAG Note.

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

The financing fees for all demand notes were recorded as a debt discount and as of December 31, 2024 the Company had fully amortized the discount.

For the year ended December 31, 2024, the Company incurred $81,333 in interest related to these demand notes.

Jan and March 2023 Convertible Notes

In January and March 2023, the Company issued $410,000 of convertible notes (“Q1 23 Convertible Notes”) for $310,000 in cash and the conversion of $100,000 of demand notes from the fourth quarter of 2022. These convertible notes were issued with fixed conversion prices of $120.00 (for the $275,000 issued in January 2023) and $144.00 (for the $135,000 issued in March 2023) and with 5-year warrants to purchase 1,645 shares of the common stock at an exercise price of $240.00.

The cumulative fair value of the warrants at issuance was $132,183. This was recognized as a debt discount and was amortized on a straight-line basis over the life of the respective notes. As of December 31, 2024 the Company had fully amortized the debt discount.

Interest on these notes accrues at a rate of ten percent (10%) per annum and is payable at the holder’s option either in cash or in shares of Common Stock at the conversion price set forth in the notes on December 31, 2024, unless converted earlier. For the year ended December 31, 2024 the Company incurred $29,777 in interest related to these convertible notes.

All amounts due under these notes are convertible at any time after the issuance date, in whole or in part (subject to rounding for fractional shares), at the option of the holders into the Common Stock at a fixed conversion price for the notes as described above.

As of December 27, 2023, the Company secured written consent by the note holders of the Q1 23 Convertible Notes for the maturity date to be extended to June 30, 2024. As an incentive for the Q1 23 Convertible Note holders to approve the extension, the Company agreed to lower both the Q1 23 Convertible Notes fixed conversion price and the related warrant exercise price to $27.00. The maturity date extension and the conversion and exercise price reduction applies to all Q1 23 Convertible Notes. As the terms for the note were deemed substantial different, the Company recognized a $163,278 loss from debt extinguishment related to the change in terms.

As of June 28, 2024, the Company secured written consent by the note holders for the Q1 23 Convertible Notes for the maturity date to be extended to December 31, 2024. As an incentive for the note holders to approve the extension, the Company agreed (a) to lower both the Q1 23 Convertible Notes fixed conversion price and the related warrant exercise price to $14.40, (b) to provide the Q1 23 Convertible Notes holders the right to demand early repayment at the closing of the proposed merger with NTI or if the Company raises more than $3 million dollars in a single equity raise, and (c) to increase the number of shares of common stock available under the related warrants to a total of 10,369. The maturity date extension, the conversion reduction, and the early repayment right applies to all Q1 23 Convertible Notes, and the exercise price reduction and additional warrant coverage applies to all related warrants. As the terms for the note were deemed to be substantially different, the Company recognized a $40,491 loss from debt extinguishment related to the change in term and immediately recognized $78,443 of debt discount.

During the second quarter of 2024, $175,000 of notes and $22,033 of interest were converted to 9,158 shares of common stock.

As of December 31, 2024, the Company secured written consent by the note holders for the Q1 23 Convertible Notes for the maturity date to be extended to January 31, 2025. All of the notes, with the exception of one, were repaid by January 31, 2025.

February 2023 Convertible Debentures

On February 3, and February 17, 2023, the Company entered into securities purchase agreements (the “February Purchase Agreements”) with accredited investors (the “February Investors”) for the purchase of (i) convertible debentures of the Company in the aggregate original principal amount of $500,000 (the “February Debentures”) for a purchase price of $450,000, (ii) warrants (the “February Warrants”) to purchase 1,042 shares (the “February Warrant Shares”) of Common Stock at an exercise price of $180.00 per share, and (iii) 348 shares of Common Stock issued as an inducement for issuing the February Debentures. The proceeds, net of placement agent and legal fees, were used for working capital and general corporate purposes.

The cumulative fair value of the warrants at issuance was $291,207. This was recognized as a debt discount and was amortized on a straight-line basis over the life of the respective notes. As of December 31, 2024 the Company had fully amortized the discount.

Pursuant to the February Debentures, interest on the February Debentures accrued at a rate of eight percent (8%) per annum payable at maturity, one year from the date of the February Debentures. For the year ended December 31, 2024 the Company incurred $0 in interest on the February Debentures.

All amounts due under the February Debentures were convertible at any time after the issuance date, in whole or in part, at the option of the February Investors into Common Stock at an initial price of $124.80 per share. This conversion price was subject to adjustment for stock splits, combinations or similar events and anti-dilution provisions, among other adjustments and is subject to a floor price.

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

The February Warrants included anti-dilution protection whereby a subsequent offering priced below the February Warrants’ strike price then in effect would entitle the February Investors to a reduction of such strike price to the price of such subsequent offering and an increase in the February Warrant Shares determined by dividing the dollar amount for which the February Warrants are exercisable by such lower strike price. As a result of the $34.20 unit purchase price of the August Public Offering (as described in Note 16 below), following consummation of the August Public Offering, the February Warrants now entitle the February Investors to purchase a total 5,483 at an exercise price of $34.20 per February Warrant Share. On August 8, 2023, the Company issued 2,200 shares of Common Stock upon exercise of one of the February Warrants on a net-exercise basis and on August 21, 2023, the Company issued 1,467 shares of Common Stock upon exercise of the other February Warrant on a net-exercise basis. Following these exercises, there were no February Warrants outstanding.

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

The financing fees were recorded as a debt discount. For the year ending December 31, 2024, the Company amortized $250,721 of the debt discount and, as of December 31, 2024, was fully amortized.

On September 25, 2024, the Company entered into a second Standard Merchant Cash Advance Agreement (the “Sept 24 Cash Advance Agreement”) with Cedar under which Cedar purchased $384,250 of the Company’s receivables for a gross purchase price of $265,000. The Company received net proceeds of $251,750. Until the purchase price is repaid, the Company agreed to pay Cedar $9,606 per week.

The financing fees were recorded as a debt discount. For the year ending December 31, 2024, the Company amortized $45,902 of the debt discount and, as of December 31, 2024, the Company had a remaining debt discount balance of $86,598.

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

The financing fees for the RSLA Loan were recorded as a debt discount. For the year ending December 31, 2024, the Company amortized $2,368 of the debt discount and as of December 31, 2024 had a remaining debt discount balance of $11,843. For the year ending December 31, 2024 the Company incurred $169,042 in interest related to the RSLA Loan.

On September 24, 2024, the Company, the Lender, Steven Shum and the Guarantors entered into an amendment to the Loan Agreement, pursuant to which the Lender approved the Sept 24 Cash Advance Agreement and the Company agreed to increase the “Minimum Interest” (as defined in the Loan Agreement) by 0.15x effective as of December 1, 2024, if the Company did not receive equity investment of at least $1,000,000 by November 30, 2024. The Company did not raise such amount by such date, and, as such the Minimum Interest rate due on the RSLA Loan increased by 0.15x.

Future Receipts Agreement

On February 26, 2024, the Company finalized an Agreement for the Purchase and Sale of Future Receipts (the “Future Receipts Agreement”) with a buyer (the “Buyer”) under which the Buyer purchased $344,925 of our future sales for a gross purchase price of $236,250. The Company received net proceeds of $225,000. Until the purchase price has been repaid, the Company agreed to pay the Buyer $13,797 per week. As of December 31, 2024, the Future Receipts Agreement was fully repaid.

The financing fees were recorded as a debt discount. For the year ending December 31, 2024, the Company amortized $119,925 of the debt discount and, as of December 31, 2024, was fully amortized.

FirstFire Convertible Note

On April 5, 2024, the Company entered into a purchase agreement with FirstFire Global Opportunities Fund, LLC (“FirstFire”), pursuant to which FirstFire agreed to purchase, and the Company agreed to issue and sell, (i) a promissory note with an aggregate principal amount of $275,000, which is convertible into shares of the Company’s common stock, according to the terms, conditions, and limitations outlined in the note (the “FirstFire Note”), (ii) a warrant to purchase 19,098 shares of the Company’s common stock at an exercise price of $14.40 per share, (iii) a warrant to purchase 41,667 shares of common stock at an exercise price of $0.01 issued to FirstFire, and (iv) 4,167 shares of common stock, for a purchase price of $250,000. Carter, Terry, & Company, Inc. acted as placement agent for the transaction, for which it received a cash fee of $25,000 and 972 restricted shares of the Company’s common stock.

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

The financing fees for the FirstFire Note were recorded as a debt discount. For the year ending December 31, 2024, the Company amortized $124,135 of the debt discount and, as of December 31, 2024, had a remaining debt discount balance of $43,677. For the year ending December 31, 2024, the Company incurred $33,000 in interest related to the FirstFire Note.

On October 14, 2024, $190,000 of the note was converted to 15,834 shares of common stock. The remaining balance and $33,000 of outstanding interest was paid on January 16, 2025.

7.0% Senior Secured Convertible Debenture

In connection with the Merger, on October 11, 2024, the Company issued the Debenture to FNL in an exchange of an outstanding note of NTI held by FNL. The Debenture carries an interest rate of seven percent (7%) per annum, payable on the first business day of each calendar month commencing November 1, 2024. The maturity date of the Debenture is December 11, 2025 (the “Maturity Date”), at which point the outstanding principal amount, together with any accrued and unpaid interest and other fees, shall be due and payable to the holder of the Debenture.

Conversion. At any time after the Company’s stockholders approve the issuance of any Company common stock upon conversion of the Debenture, the holder of the Debenture will be entitled to convert any portion of the outstanding and unpaid principal amount and accrued interest into shares of Company common stock at a conversion price of $11.1666 per share, subject to adjustment as described therein. The Debenture may not be converted and shares of Company common stock may not be issued upon conversion of the Debenture if, after giving effect to the conversion or issuance, the holder together with its affiliates would beneficially own in excess of 4.99% of the outstanding common stock of the Company.

Prepayment. The Company may not prepay the Debenture without the prior written consent of FNL.

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

In November 2024, the Company received an additional $500,000 from FNL under the Debenture.

For the year ending December 31, 2024, the Company incurred $66,727 in interest related to the Debenture.

NAYA Therapeutics Debt

Cytovia Notes

NTI and Cytovia, entered into a loan agreement on August 1, 2023, pursuant to which Cytovia shall make available to NTI a term loan for up to $1,000,000, bearing interest at a rate of 7% per annum. On June 17, 2024, the loan agreement was amended to state that all principal and interest outstanding under the Loan shall be due and payable in full on the date NTI receives its next funding. As of December 31, 2024, the outstanding amount due to Cytovia was $253,678.

On May 15, 2024, NTI entered into a loan agreement with Cytovia, under which NTI will make available to Cytovia a term loan of up to $8,000,000. Principal amounts outstanding shall bear interest at the rate of 7% per annum. Cytovia shall make quarterly payments of accrued interest starting January 1, 2025, until the loan is repaid in full. In addition to quarterly payments of interest, commencing as of June 30, 2026, Cytovia shall make quarterly principal payments on each interest payment date based upon a five year amortization schedule. As of December 31, 2024, there were no amounts outstanding under this loan.

Other Debt

During 2024, certain parties advanced NTI $181,100 that does not currently have specific repayment terms.

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

In consideration for subscribing to the JAG Note for $100,000 dated December 29, 2022, and for agreeing to extend the date on which the other JAG Notes are callable to March 31, 2023, the Company issued JAG a warrant to purchase 1,459 shares of common stock. The warrant may be exercised for a period of five (5) years from issuance at a price of $120.00 per share. On July 10, 2023, JAG agreed to extend the date on which the JAG Notes are callable to September 30, 2023. On January 21, 2025, the Company received a demand notice from JAG. The Company is currently in discussion with JAG on repayment terms for the JAG Note.

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

For the year ending December 31, 2024, the Company incurred $81,333 in interest related to these demand notes and as of December 31, 2024 the total outstanding balance, including principal and accrued interest, was $1,044,786.

As of December 31, 2024, the Company owed accounts payable to related parties totaling $292,338, primarily related to unpaid employee expense reimbursements and unpaid board fees, and accrued compensation of $2,123,340, primarily related to deferred wages and accrued paid time off.

NAYA Therapeutics Related Party Transactions

NTI and Cytovia, entered into a loan agreement on August 1, 2023, pursuant to which Cytovia made available to NTI a term loan for up to $1,000,000, bearing interest at a rate of 5% per annum. On June 17, 2024, the loan agreement was amended to state that all principal and interest outstanding under the Loan shall be due and payable in full on the date NTI receives its next funding.

On October 18, 2023, NTI entered into an asset purchase agreement with Cytovia Therapeutics Holdings, Inc. and Cytovia Therapeutics, LLC (collectively, “Cytovia”) to acquire the rights to the two bifunctional antibodies CYT303 and CYT338 (now known as NY-303 and NY-338). The fixed purchase price consists of 818,182 shares of common stock of NTI (valued by the parties at approximately $30 million) and a promissory note in the principal amount of $6 million, payable in monthly installments of $1 million per month. In addition, NTI agreed to pay an additional $2 million per product if the first patient has begun Phase I. These amounts are payable in cash or shares of our common stock at NTI’s election, and if the amount is paid in shares, then each share shall be valued at $8.00 per share. NTI also agreed to pay an additional $8 million per product at the Phase I/IIa data read-out for such product. These amounts are payable in cash or shares of our common stock at NTI’s election, and if the amount is paid in shares, then each share shall be valued at $8.00 per share. NTI also agreed to assume $2.689 million of liabilities from Cytovia. The parties agreed to enter into an intercompany service agreement, a technology license agreement, and a trademark license agreement for the trademark Flex-NK (TM), detailing sponsored research for which NTI would pay Cytovia $6 million, payable over 12 months in the monthly amount of $500,000. The start date of these payments will be mutually agreed between NTI and Cytovia. NTI and Cytovia closed the transaction contemplated by the asset purchase agreement on October 20, 2023, except that NTI issued 1,363,642 shares if its common stock as the stock consideration portion of the purchase price.

On May 17, 2024, NTI and Cytovia entered into an amendment to the asset purchase agreement. Pursuant to this amendment, the parties agreed that NTI would not assume any liabilities of Cytovia. The parties further agreed that the purchase price would consist of 1,609,098 shares of common stock of NTI (valued by the parties at approximately $30 million) and cash of $1.7 million which NTI had previously paid in January 2024. The parties also agreed to eliminate the requirement to enter into an intercompany service agreement, a technology license agreement, and a trademark license agreement and further agreed to enter into a sponsored research agreement detailing the sponsored research to be performed by NTI and Cytovia, to be mutually agreed on a case-by-case basis. In addition, Cytovia agreed not to develop other bispecific antibodies technologies using the sequence of GPC3 and CD38 and granted to NTI the option to sublicense or acquire and develop cell therapy therapeutics. The parties agreed to agree and discuss in good faith appropriate terms for each new indication developed for NY-303 and NY-338 and for each new modality developed for GPC3 or CD37 therapeutics.

Note 12 – Stockholders’ Equity

Reverse Stock Split (March 2025)

On March 18, 2025, the Company filed a certificate of change (the “Certificate of Change”) with the Secretary of State of the State of Nevada to effectuate a 1-for-12 reverse stock split (the “Reverse Stock Split”) of its shares of common stock, par value $0.0001 per share. The Reverse Stock Split became effective at 12:01 a.m., Eastern Time, on Tuesday, March 18, 2025, and its common stock began trading on a split-adjusted basis when The Nasdaq Stock Market (“Nasdaq”) opened on March 18, 2025.

When the Reverse Stock Split became effective, every 12 shares of common stock issued and outstanding were automatically reclassified and combined into one share of common stock, without any change in the par value per share, and a proportionate adjustment was made to our authorized shares of common stock such that the Company now has 4,166,667 shares of authorized common stock. In addition, a proportionate adjustment has been made to the per share exercise price and the number of shares issuable upon the exercise of all outstanding stock options and warrants to purchase shares of common stock and the number of shares reserved for issuance pursuant to our equity incentive compensation plans. No fractional shares of common stock were issued in connection with the Reverse Stock Split. Stockholders who otherwise would have been entitled to receive fractional shares of common stock had their holdings rounded up to the next whole share.

All share information included in this Form 10-K has been reflected as if the reverse stock split occurred as of the earliest period presented.

Reverse Stock Split (June 2023)

On June 28, 2023, the Company’s board of directors approved a reverse stock split of the Company’s common stock at a ratio of 1-for-20 and also approved a proportionate decrease in its authorized common stock to 6,250,000 shares from 125,000,000. On July 26, 2023, the Company filed a certificate of change (with an effective date of July 28, 2023) with the Nevada Secretary of State pursuant to Nevada Revised Statutes 78.209 to effectuate a 1-for-20 reverse stock split of its outstanding common stock. On July 27, 2023, the Company received notice from Nasdaq that the reverse split would take effect at the open of business on July 28, 2023, and the reverse stock split took effect on that date. All share information included in this Form 10-K has been reflected as if the reverse stock split occurred as of the earliest period presented.

Increase in Authorized Common Stock

On October 13, 2023, shareholders of the Company approved an increase to the number of authorized shares of the Company’s common stock from 520,834 shares to 4,166,667 shares. On October 13, 2023, the Company filed a Certificate of Amendment to its Articles of Incorporation to increase its authorized shares of common stock from 520,834 shares to 4,166,667 shares.

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

Each share of Series A Preferred has a stated value of $5.00, which is convertible into shares of the Company’s common stock (the “Common Stock”) at a fixed conversion price equal to $26.40 per share, subject to adjustment. The Company may not effect the conversion of any shares of Series A Preferred if, after giving effect to the conversion or issuance, the holder, together with its affiliates, would beneficially own more than 9.99% of the Company’s outstanding Common Stock. Moreover, the Company may not effect the conversion of any shares of Series A Preferred if, after giving effect to the conversion or issuance, the holder, together with its affiliates, would beneficially own more than 19.99% of the Company’s outstanding Common Stock unless and until the Company receives the approval required by the applicable rules and regulations of The Nasdaq Stock Market LLC (or any subsequent trading market). Each share of Series A Preferred is automatically convertible into common stock upon the closing of the Merger Agreement.

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

On December 29, 2023, the Company entered into securities purchase agreement (the “Preferred Series A SPA”) with NTI for the purchase of 1,000,000 shares of the Company’s Series A Preferred Stock at a purchase price of $5.00 per share. The parties agreed that NTI’s purchases will be made in tranches in accordance with the following schedule: (1) $500,000 no later than Dec 29, 2023; (2) $500,000 no later than January 19, 2024; (3) $500,000 no later than February 2, 2024; (4) $500,000 no later than February 16, 2024; and (5) an additional amount as may be required prior to closing of the Merger, and to be determined in good faith by the parties to adequately support the Company’s fertility business activities per an agreed forecast, as well as for a period of twelve (12) months post-closing including a catch-up on the Company’s past due accrued payables still outstanding. The Preferred Series A SPA contains customary representations, warranties and covenants of the Company and NTI.

On January 4, 2024, the Company and NTI closed on 100,000 shares of Series A Preferred Stock in the first tranche of this private offering for gross proceeds of $500,000. On April 15, 2024, the Company and NTI closed on additional 61,200 shares of Series A Preferred Stock for additional gross proceeds of $306,000.

Effective as of May 1, 2024, the Company entered into an Amendment (the “SPA Amendment”) to the Series A Preferred SPA. Pursuant to the SPA Amendment, the parties agreed to the following closing schedule for NTI’s purchases of the remaining 838,800 shares of the Company’s Series A Preferred Stock at a purchase price of $5.00 per share:

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

During the second quarter of 2024, the Company and NTI closed on additional 201,280 shares of Series A Preferred Stock for additional gross proceeds of $1,006,400.

During the third quarter of 2024, the Company and NTI closed on additional 27,500 shares of Series A Preferred Stock for additional gross proceeds of $137,500.

On October 11, 2024, the 328,780 outstanding shares of Series A Preferred Stock were cancelled as a result of the Merger pursuant to the A&R Merger Agreement.

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

Each share of Series B Preferred has a stated value of $5.00, which is convertible into shares of the Company’s common stock at a fixed conversion price equal to $60.00 per share, subject to adjustment. The Company may not effect the conversion of any shares of Series B Preferred if, after giving effect to the conversion or issuance, the holder, together with its affiliates, would beneficially own more than 19.99% of the Company’s outstanding common stock unless and until the Company receives the approval required by the applicable rules and regulations of Nasdaq (or any subsequent trading market).

Each share of Series B Preferred automatically converts into common stock upon the closing of the Merger.

The holders of Series B Preferred shall be entitled to receive a pro-rata portion, on an as-if converted basis, of any dividends payable on common stock.

In the event of any voluntary or involuntary liquidation, dissolution, or winding up, or sale of the Company (other than the Merger), each holder of Series B Preferred shall be entitled to receive its pro rata portion of an aggregate payment equal to (i) $5.00, multiplied by (ii) the total number of shares of Series B Preferred Stock issued under the Series B Certificate of Designation.

Other than those rights provided by law, the holders of Series B Preferred shall not have any voting rights.

On November 19, 2023, the Company entered into a share exchange agreement (the “Share Exchange Agreement”) with Cytovia Therapeutics Holdings, Inc., a Delaware corporation (“Cytovia”) for Cytovia’s acquisition of 1,200,000 shares of the Company’s newly designated Series B Preferred Stock in exchange for 163,637 shares of common stock of NTI held by Cytovia (the “Share Exchange”). On November 20, 2023, the Company and Cytovia closed on the exchange of shares.

On October 11, 2024, immediately prior to the closing of the Merger, the Company acquired the outstanding shares of Series B Preferred Stock in exchange for 163,637 shares of common stock of NTI. Thereafter, the Company cancelled these shares.

Series C-1 Preferred

On October 14, 2024, the Company filed with the Nevada Secretary of State a Certificate of Designation (the “Series C-1 Certificate of Designation”) of Series C-1 Convertible Preferred Stock (the “Series C-1 Preferred”) which sets forth the rights, preferences, and privileges of the Series C-1 Preferred. Thirty thousand three hundred seventy five (30,375) shares of Series C-1 Preferred with a stated value of $1,000.00 per share were authorized under the Series C-1 Certificate of Designation.

Each share of Series C-1 Preferred has a stated value of $1,000.00, which is convertible into shares of the Company’s common stock at a conversion price equal to $12.34956 per share, subject to adjustment. The Series C-1 Preferred may not be converted into shares of the Company’s common stock unless and until the Company’s stockholders approve the issuance of common stock upon conversion of the Series C-1 Preferred. Each share of Series C-1 Preferred shall automatically convert into the Company’s common stock if the Company’s stockholders approve the issuance, except that the Company may not effect such conversion if, after giving effect to the conversion or issuance, the holder, together with its affiliates, would beneficially own in excess of 19.99% of the Company’s outstanding common stock.

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

The Series C-1 Preferred ranks senior to the Company’s common stock and junior to the Series C-2 Preferred (as defined below). Subject to the rights of the holders of any senior securities, in the event of any voluntary or involuntary liquidation, dissolution, or winding up, or sale of the Company, each holder of Series C-1 Preferred shall be entitled to receive its pro rata portion of an aggregate payment equal to the amount as would be paid on the Company’s common stock issuable upon conversion of the Series C-1 Preferred, determined on an as-converted basis, without regard to any beneficial ownership limitation.

Other than those rights provided by law, the Series C-1 Preferred has no voting rights. The Series C-1 Preferred is not redeemable and is therefore classified as equity

Series C-2 Preferred Stock

On October 14, 2024, the Company filed with the Nevada Secretary of State a Certificate of Designation (the “Series C-2 Certificate of Designation”) of Series C-2 Convertible Preferred Stock (the “Series C-2 Preferred”) which sets forth the rights, preferences, and privileges of the Series C-2 Preferred. Eight thousand five hundred seventy six (8,576) shares of Series C-2 Preferred with a stated value of $1,000.00 per share were authorized under the Series C-2 Certificate of Designation.

Each share of Series C-2 Preferred has a stated value of $1,000.00, which, along with any additional amounts accrued thereon pursuant to the terms of the Series C-2 Certificate of Designation (collectively, the “Conversion Amount”) is convertible into shares of the Company’s common stock at a conversion price equal to $8.2716 per share, subject to adjustment. The Series C-2 Preferred may not be converted into shares of the Company’s common stock unless and until the Company’s stockholders approve the issuance of common stock upon conversion of the Series C-2 Convertible Preferred Stock. Each share of Series C-2 Preferred shall become convertible into the Company’s common stock at the option of the holder of such Series C-2 Preferred shares if the Company’s stockholders approve the issuance of common stock upon conversion of the Series C-2 Preferred, except that the Company may not effect such conversion if, after giving effect to the conversion or issuance, the holder, together with its affiliates, would beneficially own in excess of 9.99% of the Company’s outstanding common stock.

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

Other than those rights provided by law, the Series C-2 Preferred has no voting rights. The Series C-2 Preferred is only redeemable upon a “Bankruptcy Triggering Event” or a “Change of Control” that occurs 210 days after the closing date of the Merger. Due to the Series C-2 Preferred being redeemable under these triggering events it is classified as mezzanine equity.

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

Also on February 3, 2023, the Company issued to the Feb 3 Investor 625 shares of Common stock for its commitment to enter into the ELOC.

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

March 2023 Registered Direct Offering

On March 23, 2023, the Company entered into a securities purchase agreement (the “March Purchase Agreement”) with a certain institutional investor, pursuant to which the Company agreed to issue and sell to such investor (i) in a registered direct offering (the “RD Offering”), 5,750 shares of common stock, and a pre-funded warrant (the “Pre-Funded Warrant”) to purchase up to 9,584 shares of common stock, at an exercise price of $2.40 per share, and (ii) in a concurrent private placement (the “March Warrant Placement”), a common stock purchase warrant (the “March Warrant”), exercisable for an aggregate of up to 23,000 shares of common stock, at an exercise price of $151.20 per share. The securities to be issued in the RD Offering (priced at the marked under Nasdaq rules) were offered pursuant to the Company’s shelf registration statement on Form S-3 (File 333-255096), initially filed by the Company with the SEC under the Securities Act, on April 7, 2021 and declared effective on April 16, 2021. All Pre-Funded Warrants were exercised by the investor in June 2023.

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

August 2023 Public Offering

On August 4, 2023, the Company, entered into securities purchase agreements (the “Purchase Agreements”) with certain institutional and other investors, pursuant to which the Company agreed to issue and sell to such investors in a public offering (the “August 2023 Offering”), 131,667 units (the “Units”) at a price of $34.20 per Unit, with each Unit consisting of (i) one share of common stock (the “Shares”) of the Company, and (ii) two common stock purchase warrants (the “Warrants”), each exercisable for one share of common stock at an exercise price of $34.20 per share. In the aggregate, in the August 2023 Offering the Company issued 131,667 Shares and 263,334 Warrants. The securities issued in the August 2023 Offering were offered pursuant to the Company’s registration statement on Form S-1 (File 333-273174) (the “Registration Statement”), initially filed by the Company with the SEC under the Securities Act, on July 7, 2023 and declared effective on August 3, 2023.

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

In connection with the August 2023 Offering, on August 4, 2023, the Company entered into a placement agency agreement (the “Placement Agency Agreement”) with Maxim Group LLC (the “Placement Agent”), pursuant to which (i) the Placement Agent agreed to act as placement agent on a “best efforts” basis in connection with the August 2023 Offering and (ii) the Company agreed to pay the Placement Agent an aggregate fee equal to 7.0% of the gross proceeds (and 5% for certain investors) raised in the August 2023 Offering and warrants to purchase up to 110,600 shares of common stock at an exercise price of $37.68 (the “Placement Agent Warrants”). The Placement Agent Warrants (and the shares of common stock issuable upon the exercise of the Placement Agent Warrants) were not registered under the Securities Act and were offered pursuant to an exemption from the registration requirements of the Securities Act provided in Section 4(a)(2) of the Securities Act and Rule 506(b) promulgated thereunder.

The August 2023 Offering was facilitated by the Company entering into an Amendment to Securities Purchase Agreement on July 7, 2023 (the “Armistice Amendment”) with Armistice Capital Markets Ltd. to delete Section 4.12(a) of our March 23, 2023 Securities Purchase Agreement (the “Armistice SPA”) with Armistice pursuant to which we agreed that from March 23, 2023 until 45 days after the effective date of the Resale Registration Statement (as defined below) we would not (i) issue, enter into any agreement to issue or announce the issuance or proposed issuance of any shares of common stock or common stock Equivalents or (ii) file any registration statement or any amendment or supplement thereto, other than the prospectus supplement filed in connection with that offering and the Resale Registration Statement (the “Subsequent Equity Financing Provision”). In consideration of Armistice’s agreement to enter into the Armistice Amendment and delete the Subsequent Equity Financing Provision from the Armistice SPA, we agreed to pay Armistice a fee a $1,000,000 (the “Armistice Amendment Fee”) within two days of the closing of the August 2023 Offering. Additionally, we agreed to include a proposal in our proxy statement for our 2023 Annual Meeting of Stockholders for the purpose of obtaining the approval of the holders of a majority of our outstanding voting common stock, to effectuate the reduction of the exercise price (the “Exercise Price Reduction”) set forth in Section 2(b) of the common stock Purchase Warrants issued to Armistice on March 27, 2023 (the “Existing Warrants”) to the per unit public offering price of the August 2023 Offering (or $34.20), in accordance with Nasdaq Rule 5635(d) (the “Shareholder Approval”) with the recommendation of our board of directors that such proposal be approved. We also agreed to solicit proxies from our shareholders in connection therewith in the same manner as all other management proposals in such proxy statement and that all management-appointed proxyholders shall vote their proxies in favor of such proposal. Further, if we did not obtain Shareholder Approval at the first meeting, we agree to call a meeting every six (6) months thereafter to seek Shareholder Approval until the earlier of the date Shareholder Approval is obtained or the Existing Warrants are no longer outstanding. Until such approval is obtained, the exercise price of the Existing Warrants will remain unchanged. At the Company’s annual meeting held on December 26, 2023, (the “2023 Annual Meeting”), the Company’s stockholders approved the Exercise Price Reduction.

Triton Purchase Agreement

On March 27, 2024, the Company entered into a purchase agreement (the “Triton Purchase Agreement”) with Triton Funds LP (“Triton”), pursuant to which the Company agreed to sell, and Triton agreed to purchase, upon the Company’s request in one or more transactions, up to 83,334 shares of the Company’s common stock, providing aggregate gross proceeds to the Company of up to $850,000. Triton will purchase the shares of common stock under the Triton Purchase Agreement at the price of $10.20 per share. The Triton Purchase Agreement expires upon the earlier of the sale of all 83,334 shares of the Company’s common stock or December 31, 2024.

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

On March 27, 2024, the Company delivered a purchase notice for 21,667 shares of common stock. The Company’s common stock traded below the purchase price following the date of the purchase notice, giving Triton the right to return to the Company any of the 21,667 shares. On April 5, 2024, Triton notified the Company that it would return 15,417 shares to the Company and closed the purchase of 6,250 shares pursuant to the Triton Purchase Agreement for net proceeds of $10,131.

On April 16, 2024, the Company delivered a purchase notice for 15,417 shares of common stock, which was subsequently closed on April 19, 2024 for net proceeds of $155,000.

NAYA Therapeutics Acquisition

As a result of the consummation of the NTI Merger:

● Each share of NTI common stock outstanding immediately prior to the effective time of the Merger, other than certain excluded shares held by NTI as treasury stock or owned by the Company or Merger Sub, automatically converted into the right to receive 9,846 shares of the Company’s common stock and 30,375 shares of the Series C-1 Preferred. The Series C-1 Preferred is not redeemable, has no voting rights, and may not be converted into shares of the Company’s common stock unless and until the Company’s stockholders approve the issuance of common stock upon conversion of the Series C-1 Preferred. If the Company’s stockholders approve the issuance of common stock upon conversion of the Series C-1 Preferred, such Series C-1 Preferred will automatically convert into approximately 2,459,610 shares of the Company’s common stock, subject to adjustment if, as a result of such conversion if, after giving effect to the conversion or issuance, any single holder, together with its affiliates, would beneficially own in excess of 19.99% of the Company’s outstanding common stock. A description of the rights, preferences, and privileges of the Series C-1 Preferred are set forth above.

● Certain outstanding debt obligations of NTI, including a portion of an amended and restated senior secured convertible debenture issued to FNL, with a combined principal balance of $8,575,833 converted into the right to receive 55,793 shares of the Company’s common stock and 8,576 shares of the Series C-2 Preferred. The Series C-2 Preferred is only redeemable upon a “Bankruptcy Triggering Event” or a “Change of Control” that occurs 210 days after the closing date of the Merger. The Series C-2 Preferred may not be converted into shares of the Company’s common stock unless and until the Company’s stockholders approve the issuance of common stock upon conversion of the Series C-2 Preferred. If the Company’s stockholders approve the issuance of common stock upon conversion of the Series C-2 Preferred, such Series C-2 Preferred will be convertible at the option of the holders into approximately 1,036,801 shares of the Company’s common stock, subject to limitations on beneficial ownership by the holders thereof. A description of the rights, preferences, and privileges of the Series C-2 Preferred are set forth above.

Year Ended December 31, 2024

During 2024, the Company issued 24,057 shares of common stock to consultants in consideration of services rendered with a fair value of $275,724. These shares were issued pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended. The Company did not receive any cash proceeds from this issuance.

On January 31, 2024, the Company issued 100,000 shares of Series A Preferred Stock to NTI for proceeds of $500,000. On April 15, 2024, the Company issued 61,200 shares of Series A Preferred Stock to NTI for proceeds of $306,000. On June 30, 2024, the Company issued an additional 140,080 shares of Series A Preferred Stock to NTI for proceeds of $700,404. On September 16, 2024, the Company issued an additional 27,500 shares of Series A Preferred Stock to NTI for proceeds of $137,500.

In April 2024, the Company issued 21,667 of common stock for net proceeds of $165,131. The securities issued offered pursuant to the Company’s registration statement on Form S-3, initially filed by the Company with the SEC under the Securities Act, on April 7, 2021 and declared effective on April 16, 2021.

In April 2024, the Company issued 67,250 shares of common stock for net proceeds of $900,611 upon the exercise of the August 2023 Warrants.

In April 2024, the Company issued 9,158 shares of common stock with a fair value of $197,033 as a result of the conversion of the Q1 2023 Convertible Notes and accrued interest thereon. No gain or loss was recorded on conversion, as the issuance of common stock was pursuant to the terms of the Q1 2023 Convertible Notes.

On October 11, 2024, the Company issued 27,346 shares of common stock in conjunction with the Merger.

On October 14, 2024, the Company issued 15,834 shares of common stock with a fair value of $190,000 as a result of the partial conversion of the FirstFire Note. No gain or loss was recorded on conversion, as the issuance of common stock was pursuant to the terms of the FirstFire Note.

Note 13 – Equity-Based Compensation

Equity Incentive Plans

In October 2019, the Company adopted the 2019 Plan. Under the 2019 Plan, the Company’s board of directors is authorized to grant stock options to purchase common stock, restricted stock units, and restricted shares of common stock to its employees, directors, and consultants. The 2019 Plan initially provided for the issuance of 25,000 shares. A provision in the 2019 Plan provides for an automatic annual increase equal to 6% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year. In January 2024, the number of available shares increased by 12,463 shares, bringing the total shares available under the 2019 Plan to 25,921.

Options granted under the 2019 Plan generally have a life of 3 to 10 years and exercise prices equal to or greater than the fair market value of the common stock as determined by the Company’s board of directors. Vesting for employees typically occurs over a three-year period. For the year ending December 31, 2024, the Company incurred $342,728 in expense related to the vesting of options.

The following table sets forth the activity of the options to purchase common stock under the 2019 Plan.

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding as of December 31, 2023	8,929	$502.73	$-
Granted	-	-	-
Exercised	-	-	-
Canceled	(737)	380.60	-
Balance as of December 31, 2024	8,192	422.05	-
Exercisable as of December 31, 2024	7,982	$594.97	$-

The fair value of each option granted is estimated as of the grant date using the Black-Scholes option pricing model with the following assumptions:

	Years ended December 31,
	2024	2023
Risk-free interest rate range	3.95%	3.60 to 3.69%
Expected life of option-years	5.50	5.00 to 5.63
Expected stock price volatility	150%	106.6 to 114.9%
Expected dividend yield	-%	-%

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

	Total Intrinsic Value of Options Exercised	Total Fair Value of Options Vested
Year ended December 31, 2023	$-	$1,049,109
Year ended December 31, 2024	$-	$278,406

The Company estimates the fair value of options at the grant date using the Black-Scholes model. For all stock options granted through December 31, 2024, the weighted average remaining service period is 1.01 years.

Common Stock Options Issued for Services

On January 13, 2023, the Company granted options to purchase 1,615 shares of the Company’s common stock, having an exercise price of $10.36 per share, exercisable over a 10- year term, to existing employees. The options vested immediately on the date of grant. The aggregate estimated value using the plain vanilla Black-Scholes Pricing Model, based on a volatility rate of 114% and a call option value of $0.423, and an expected term of 5.0 years, was $13,648. The options were expensed as stock-based compensation expense during the year ended December 31, 2023.

On January 31, 2023, the Company granted options to purchase 2,663 shares of the Company’s common stock, having an exercise price of $11.50 per share, exercisable over a 10- year term, to existing employees. The options vested immediately on the date of grant. The aggregate estimated value using the plain vanilla Black-Scholes Pricing Model, based on a volatility rate of 114% and a call option value of $0.575, and an expected term of 5.0 years, was $30,591. The options were expensed as stock-based compensation expense during the year ended December 31, 2023.

On March 18, 2023, the Company granted options to purchase 51,800 shares of the Company’s common stock, having an exercise price of $7.36 per share, exercisable over a 10- year term, to existing employees and board members. The options vest quarterly over one to three years from the date of grant. The aggregate estimated value using the plain vanilla Black-Scholes Pricing Model, based on a volatility rate of 113% and a call option value of $0.308, and an expected term of 5.63 years, was $272,992. The options are being expensed over the vesting period, resulting in $170,742 and $59,949 of stock-based compensation expense during the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, a total of $42,301 of unamortized expenses are expected to be expensed over the vesting period.

Restricted Stock and Restricted Stock Units

During the year ended December 31, 2024, the Company did not grant any restricted stock units and shares of restricted stock to any employees, directors, and consultants under the 2019 Plan. Restricted stock issued to employees, directors, and consultants generally vest either at grant or vest over a period of one year from the date of grant.

The following table summarizes the Company’s restricted stock awards activity under the 2019 Plan during the year ended December 31, 2024:

	Number of Unvested Shares	Weighted Average Grant Date Fair Value	Aggregate Value of Shares

Balance as of December 31, 2023	2	$18.42	$5,525
Granted	-	-	-
Vested	(2)	18.42	5,525
Forfeitures	-	-	-
Balance as of December 31, 2024	-	$-	$-

NAYA Therapeutics Acquisition

As part of the acquistion of NTI, NTI stock options and RSU’s were to be exchanged for 30,465 options and 142,124 RSU’s of the Company’s stock. However, such options may not be exercised for shares of the Company’s common stock and such restricted stock units may not be settled for shares of the Company’s common stock unless and until the Company’s stockholders approve the issuance of common stock upon exercise of such options and settlement of such restricted stock units. As of the date of this filing, stockholder approval had not been received.

Note 14 – Unit Purchase Options and Warrants

The following table sets forth the activity of unit purchase options:

	Number of Unit Purchase Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding as of December 31, 2023	392	$768.00	$-
Granted	-	-	-
Exercised	-	-	-
Canceled	-	-	-
Balance as of December 31, 2024	392	768.00	-

The following table sets forth the activity of warrants:

	Number of Warrants	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding as of December 31, 2023	299,961	$24.13	$-
Granted	149,481	21.60	-
Exercised	(67,250)	14.40	-
Canceled	-	-	-
Balance as of December 31, 2024	382,192	$1.79	$-

Warrants related to Jan and March 2023 Convertible Notes

In January and March 2023, the Company issued 5-year warrants to purchase 1,645 shares of the common stock at an exercise price of $240.00 related to the Q1 23 Convertible Notes. As of December 27, 2023, as an incentive for the Q1 23 Convertible Note holders to approve the extension, the Company agreed to lower the warrant exercise price to $27.00. As the terms for the note were deemed substantial different, the Company recognized a $163,278 loss from debt extinguishment related to the change in terms.

Warrants related to February 2023 Convertible Debentures

On February 3, and February 17, 2023, the Company issued warrants (the “February Warrants”) to purchase 1,042 shares (the “February Warrant Shares”) of common stock at an exercise price of $180.00 per share as an inducement for issuing the February Debentures.

The February Warrants included anti-dilution protection whereby a subsequent offering priced below the February Warrants’ strike price then in effect would entitle the February Investors to a reduction of such strike price to the price of such subsequent offering and an increase in the February Warrant Shares determined by dividing the dollar amount for which the February Warrants are exercisable by such lower strike price. As a result of the $34.20 unit purchase price of the August Public Offering, following consummation of the August Public Offering, the February Warrants now entitle the February Investors to purchase a total 5,483 at an exercise price of $34.20 per February Warrant Share. On August 8, 2023, the Company issued 2,200 shares of common stock upon exercise of one of the February Warrants on a net-exercise basis and on August 21, 2023, the Company issued 1,467 shares of common stock upon exercise of the other February Warrant on a net-exercise basis. Following these exercises, there were no February Warrants outstanding.

Warrants related to March 2023 Registered Direct Offering

On March 23, 2023, the Company entered into a securities purchase agreement (the “March Purchase Agreement”) with a certain institutional investor, pursuant to which the Company agreed to issue and sell to such investor (i) in a registered direct offering (the “RD Offering”), 5,750 shares of common stock, and a pre-funded warrant (the “Pre-Funded Warrant”) to purchase up to 9,584 shares of common stock, at an exercise price of $2.40 per share, and (ii) in a concurrent private placement (the “March Warrant Placement”), a common stock purchase warrant (the “March Warrant”), exercisable for an aggregate of up to 23,000 shares of common stock, at an exercise price of $151.20 per share. The securities to be issued in the RD Offering (priced at the marked under Nasdaq rules) were offered pursuant to the Company’s shelf registration statement on Form S-3 (File 333-255096), initially filed by the Company with the SEC under the Securities Act, on April 7, 2021 and declared effective on April 16, 2021. All Pre-Funded Warrants were exercised by the investor in June 2023.

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

On July 7, 2023, the Company entered into an Amendment to Securities Purchase Agreement (the “Armistice Amendment”) with Armistice Capital Markets Ltd. to delete Section 4.12(a) of our March 23, 2023 Securities Purchase Agreement (the “Armistice SPA”) with Armistice pursuant to which the Company agreed that from March 23, 2023 until 45 days after the effective date of the Resale Registration Statement (as defined below) the Company would not (i) issue, enter into any agreement to issue or announce the issuance or proposed issuance of any shares of common stock or common stock equivalents or (ii) file any registration statement or any amendment or supplement thereto, other than the prospectus supplement filed in connection with that offering and the Resale Registration Statement (the “Subsequent Equity Financing Provision”). In consideration of Armistice’s agreement to enter into the Armistice Amendment and delete the Subsequent Equity Financing Provision from the Armistice SPA, the Company agreed to pay Armistice a fee a $1,000,000 (the “Armistice Amendment Fee”) within two days of the closing of the August 2023 Offering. Additionally, the Company agreed to include a proposal in our proxy statement for our 2023 Annual Meeting of Stockholders for the purpose of obtaining the approval of the holders of a majority of our outstanding voting common stock, to effectuate the reduction of the exercise price (the “Exercise Price Reduction”) set forth in Section 2(b) of the common stock Purchase Warrants issued to Armistice on March 27, 2023 (the “Existing Warrants”) to the per unit public offering price of the August 2023 Offering (or $34.20), in accordance with Nasdaq Rule 5635(d) (the “Stockholder Approval”) with the recommendation of our board of directors that such proposal be approved. The Company also agreed to solicit proxies from our stockholders in connection therewith in the same manner as all other management proposals in such proxy statement and that all management-appointed proxyholders shall vote their proxies in favor of such proposal. Further, if the Company did not obtain Stockholder Approval at the first meeting, the Company agreed to call a meeting every six (6) months thereafter to seek Stockholder Approval until the earlier of the date Stockholder Approval was obtained or the Existing Warrants were no longer outstanding. Until such approval was obtained, the exercise price of the Existing Warrants remained unchanged. At the 2023 Annual Meeting, the Company’s stockholders approved the Exercise Price Reduction.

Warrants related to August 2023 Public Offering

In the August 2023 Offering, the Company issued and sold 131,667 Units at a price of $34.20 per Unit, with each Unit consisting of (i) one Share, and (ii) two August 2023 Warrants, each exercisable for one share of common stock at an exercise price of $34.20 per share. In the aggregate, in the August 2023 Offering the Company issued 131,667 Shares and 263,334 Warrants. The securities issued in the August 2023 Offering were offered pursuant to the Company’s registration statement on Form S-1 (File 333-273174), initially filed by the Company with the SEC under the Securities Act on July 7, 2023 and declared effective on August 3, 2023.

In connection with the August 2023 Offering, on August 4, 2023, the Company issued to the Placement Agent Placement Agent Warrants to purchase 110,600 shares of common stock at an exercise price of $37.68. The Placement Agent Warrants (and the shares of common stock issuable upon the exercise of the Placement Agent Warrants) were not registered under the Securities Act and were offered pursuant to an exemption from the registration requirements of the Securities Act provided in Section 4(a)(2) of the Securities Act and Rule 506(b) promulgated thereunder.

On April 17, 2024, the Company reduced the exercise price of the August 2023 Warrants from $34.20 per share to $14.40 per share effective April 17, 2024. The Company recognized a deemed dividend of $250,635 related to repricing the August 2023 Warrants.

In April 2024, the Company issued 67,250 shares of common stock for proceeds of $900,611 upon the exercise of the August 2023 Warrants.

Triton Private Placement Warrants

On March 27, 2024, the Company issued to Triton private placement warrants (the “Triton Warrants”) to purchase up to 83,334 shares of its common stock at an exercise price of $2.00 per share. The Triton Warrants were issued in a private placement concurrently with the Triton Purchase Agreement. The Company did not receive any proceeds from the Triton Warrants issuance. The Company recognized $971,012 of stock compensation expense related to the Triton Warrants.

FirstFire Warrants

On April 5, 2024, the Company entered into a purchase agreement with FirstFire pursuant to which FirstFire agreed to purchase, and the Company agreed to issue and sell, (i) the FirstFire Note, (ii) a warrant (the “First Warrant”) to purchase 19,098 shares of the Company’s common stock at an exercise price of $14.40 per share, (iii) a warrant (the “Second Warrant”) to purchase 41,667 shares of common stock at an exercise price of $0.01 issued to FirstFire, and (iv) 4,167 shares of common stock, for a purchase price of $250,000. Carter, Terry, & Company, Inc. acted as placement agent for the transaction, for which it received a cash fee of $25,000 and 972 restricted shares of the Company’s common stock.

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

Note 15 – Segment Reporting

The Company’s Chief Operating Decision Maker (“CODM”) as defined under GAAP is the Company’s Chief Executive Officer.

The Company defines its segments on the basis of the way in which internally reported financial information is regularly reviewed by the CODM to analyze financial performance, make decisions, and allocate resources. The Company has analyzed its operations per ASC 280 and identified three operating segments: Clinic Services, INVOcell Device and Therapeutics. The three segments align with the Company’s distinct product and service lines. For the year ending December 31, 2024 the Company did not have any sales or operations outside of the United States.

The Clinics Services operating segment consists of financial information for WFI and the Atlanta Clinic. The INVOcell Device operating segment consists of financial information relating to the Company’s manufacture and sales of the INVOcell. The Therapeutics segment consists of financial information relating to the Company’s recently acquired subsidiary, NTI.

The tables below provide information about the Company’s segments and include a reconciliation to income before taxes:

Fiscal Year Ended December 31, 2024	Fertility Clinic Services	INVOcell Device	Therapeutics	Total
Revenue from external customers	6,450,431	81,569	-	6,532,000
Intersegment revenues	-	29,000	-	29,000
	6,450,431	110,569	-	6,561,000
Reconciliation of revenue
Elimination of intersegment revenue				(29,000)
Total consolidated revenue				6,532,000
Less:
Cost of revenue	3,705,510	11,735	-	3,717,245
Sales and marketing	37,459	-	-	37,459
General and administrative	1,269,465	-	1,130,470	2,399,935
Research and development	-	-	388,530	388,530
Depreciation and amortization	849,700	9,725	-	859,425
Segment profit (loss)	588,297	89,109	(1,519,000)	(870,594)
Reconciliation of net loss
Other income (loss)				63,105
Interest expense				(1,056,360)
Unallocated amounts:
Other corporate expenses				(7,254,902)
Loss before taxes				(9,118,751)

Assets	11,263,408	41,965	34,991,743

Fiscal Year Ended December 31, 2023	Fertility Clinic Services	INVOcell Device	Therapeutics	Total
Revenue from external customers	2,862,574	158,001	-	3,020,575
Intersegment revenues	-	-	-	-
	2,862,574	158,001	-	3,020,575
Reconciliation of revenue
Elimination of intersegment revenue				-
Total consolidated revenue				3,020,575
Less:
Cost of revenue	1,937,583	35,291	-	1,972,874
Sales and marketing	30,084	-	-	30,084
General and administrative	704,132	-	-	704,132
Research and development	-	-	-	-
Depreciation and amortization	151,622	9,725	-	161,347
Segment profit (loss)	39,153	112,985	-	152,138
Reconciliation of net loss
Other income (loss)				(313,762)
Interest expense				(925,909)
Unallocated amounts:
Other corporate expenses				(6,919,293)
Loss before taxes				(8,006,826)

Assets	11,359,505	51,690	-

No single customer comprised 10% or more of the Company’s consolidated revenues from transactions in 2024 or 2023. In addition, the receivables balance attributable to any single customer did not comprise 10% or more of the Company’s total trade accounts receivable as of December 31, 2024, or December 31, 2023.

Note 16 – Income Taxes

The provision for income taxes consists of the following for the years ended December 31, 2024, and 2023:

	December 31
	2024	2023
Federal income taxes:
Current	$-	$-
Deferred	-	(860)
Total federal income taxes	-	(860)

State income taxes:
Current	(22,913)	29,735
Deferred	-	(1,089)
Total state income taxes	(22,913)	28,646
Total income taxes	$(22,913)	$27,786

The effective income tax rate is lower than the U.S. federal and state statutory rates primarily because of the valuation allowance and, to a lesser extent, permanent items. A reconciliation of the 2024 and 2023 federal statutory rate as compared to the effective income tax rate is as follows:

	December 31
	2024		2023
Pre-Tax Book Income at Statutory Rate	$(1,910,126)	21.00%	$(1,519,296)	21.00%
State Tax Expense (Benefit), net	(23,256)	0.26%	23,719	-0.33%
Permanent Items	(25,607)	0.28%	226,420	-3.13%
True-Ups	95,878	-1.05%	(1,949)	0.03%
Change in Federal Valuation Allowance	(2,305,412)	25.35%	1,298,892	-17.95%
True up of Basis in Intangible	4,145,610	-45.58%	-	0.00%
Total Expense (Benefit)	$(22,913)	0.25%	$27,786	-0.38%

Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax. Significant components of the deferred tax assets and liabilities as of December 31, 2024 and 2023, are as follows:

	December 31
	2024	2023

Deferred tax assets:
Accrued Compensation	$547,423	$195,584
Amortization of Discount Notes Payable	148,536	154,349
Lease (ASC 842)	550,070	1,210,592
Charitable Contributions	2,628	2,771
Stock Option Expense	236,573	140,699
Restricted Stock Unit	64,216	265,038
Net Operating Losses	11,086,843	10,255,137
Org Costs	-	81,255
-IRC Sec. 174 Expense	-	204,864
Investment in HRCFG INVO, LLC	123,013	(272,459)
Equity in earnings - Positib	15,801	(24,054)
Deferred Revenue	111,649	-
Gross deferred tax assets	12,886,752	12,213,777

Deferred tax liabilities:
Fixed Assets	(144,055)	(18,733)
ROU Lease (ASC 842)	(519,898)	(1,177,701)
Trademark Amortization	(4,711,792)	(5,858)
Deferred Revenue	-	(47)
Tax Amortization of Org Cost	-	(24,912)
Gain/Loss on sale of assets	-	(2,561)
Gross deferred tax liability	(5,375,745)	(1,114,418)
Less: valuation allowance	(7,511,007)	(11,099,358)
Net deferred tax liability	$-	$-

The Company recorded a full valuation allowance against its net deferred tax asset at December 31, 2024 and 2023 totaling $7.3 million and $11.1 million, respectively.

As of December 31, 2024, the Company has federal net operating loss carryforwards of approximately $44.4 million. Of that amount, $9.5 million will expire, if not utilized, in various years beginning in 2029 and which are also subject to the limitations of IRC §382. The remaining carryforward amount of $29.7 million, has no expiration period and can be applied to 80% of taxable income per year in future periods.

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

Legal Matters

The Company is not currently subject to any material legal proceedings other than as described below; however, it could be subject to legal proceedings and claims from time to time in the ordinary course of its business, or legal proceedings it considered immaterial may in the future become material. Regardless of the outcome, litigation can, among other things, be time consuming and expensive to resolve, and can divert management resources.

WFI Negotiations

In June 2024, Wood Violet, pursuant to its rights under the WFI acquisition transaction documents (the “WFI Documents”), transferred ownership of WFRSA from Dr. Elizabeth Pritts MD (“Dr. Pritts”) to a new medical doctor. Upon completion of such transfer, WFRSA terminated Dr. Pritts’ employment. Various disputes among the parties have arisen under the WFI Documents, including, without limitation, Wood Violet’s non-payment of the second installment of the purchase consideration of $2.5 million. The parties have entered into negotiations to resolve these disputes and restructure the terms of the WFI acquisition, and the parties have engaged an independent mediator to facilitate these negotiations. The Company seeks to finalize such negotiations, resolve the disputes, and complete any resulting restructuring in the second quarter of 2025; however, there can be no assurance that any resolution or restructuring will be completed in the second quarter of 2025, if at all.

Seline Miller

On October 7, 2024, Seline Miller, a former NTI employee that had resigned, filed a complaint against NTI alleging that she is entitled to severance and other benefits pursuant to a good reason paragraph in her employment agreement. The Company denies the allegations of wrongdoing in the complaint and intends to vigorously defend the matter. Since this case is in an early stage, the Company is unable to predict the ultimate outcome of the matter and cannot reasonably estimate the potential loss or range of loss it may incur.

Note 18 – Subsequent Events

January Public Offering

On January 14, 2025, the Company, consummated a public offering (the “January 2025 Offering”) of 1,134,598 units (“Units”), each consisting of either one share of common stock or one pre-funded warrant to purchase one share of common stock (“January 2025 PFWs”) in lieu thereof, and one warrant to purchase one share of common stock at an offering price of $8.40 per Unit (the “January 2025 Warrants”). Of the 1,134,598 units, 217,634 included common stock. The January 2025 Warrants are exercisable from and after the date of their issuance and expire on the five-year anniversary of such date, at an exercise price of $8.40 per share of common stock. Each January 2025 PFW is immediately exercisable at an exercise price of $0.0012 per share and may be exercised at any time until all of the January 2025 PFW are exercised in full. In connection with the January 2025 Offering, the Company entered into a securities purchase agreement (the “January 2025 SPA”) with certain institutional investors who purchased Units in this January 2025 Offering.

The securities issued in the January 2025 Offering were offered pursuant to the Company’s registration statement on Form S-1, as amended (File No. 333-283872) (the “January 2025 S-1”), initially filed by the Company with the Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended (the “Securities Act”), on December 17, 2024 and declared effective on January 13, 2025.

The Company closed the January 2025 Offering on January 14, 2015, raising gross proceeds of approximately $9.5 million before deducting placement agent fees and other offering expenses payable by the Company.

The stated intention for net proceed utilization included (i) up to $2,500,000 of the net proceeds to fund the second installment of the purchase price for WFI; (ii) $4,000,000 to redeem 4,000 shares of the Series C-2 Preferred with a stated value of $4,000,000; (iii) up to $1,950,000 towards outstanding debt obligations that are or will become payable upon completion of the January 2025 Offering and that the Company does not otherwise restructure or refinance, and (iv) the balance of the net proceeds of the January 2025 Offering for clinical trials, product development, marketing, strengthening the corporate management team, working capital, and general corporate purposes.

Also in connection with the January 2025 Offering, on January 13, 2025, the Company entered into a placement agency agreement (the “January 2025 PAA”) with Maxim Group LLC (“Maxim”), pursuant to which (i) Maxim agreed to act as lead placement agent on a “best efforts” basis in connection with the January 2025 Offering, and (ii) the Company agreed to pay Maxim an aggregate fee equal to 6.5% of the gross proceeds raised in the Offering (or 5.0% in the case of certain investors) and warrants to purchase up to 62,197 shares of common stock at an exercise price of $10.50 per share (the “Maxim January 2025 Warrants”). The Maxim January 2025 Warrants are exercisable at any time after the six-month anniversary of the closing date, from time to time, in whole or in part, until five (5) years from the commencement of sales of the securities in the January 2025 Offering. Additionally, the Company reimbursed Maxim for certain expenses and legal fees up to $90,000.

The January 2025 PAA and the January 2025 SPA contain customary representations, warranties and agreements by the Company, customary conditions to closing, indemnification obligations of the Company, Maxim, or the investors, as the case may be and other obligations of the parties.

Pursuant to the terms of the January 2025 SPAs and the January 2025 PAA, the Company has agreed that for a period of up to ninety (90) days from the closing of the January 2025 Offering, that neither the Company nor any subsidiary may (i) issue, enter into any agreement to issue or announce the issuance or proposed issuance of any shares of common stock or common stock equivalents or (ii) file any registration statement or prospectus, or any amendment or supplement thereto, in each case, subject to certain exceptions. The Company has also agreed not to effect or enter into an agreement to effect any issuance of common stock or common stock equivalents involving a Variable Rate Transaction, as defined in the January 2025 SPAs, for a period of up to twelve (12) months following the closing of the January 2025 Offering, subject to certain exceptions.

On January 14, 2025, the Company entered into a warrant agency agreement (the “January 2025 WAA”), with Transfer Online, Inc. appointing Transfer Online, Inc. as Warrant Agent for the January 2025 Warrants.

In connection with the January 2024 Offering, on January 13, 2025, the Company entered into a Class C-2 Preferred Stock Redemption Agreement (the “Redemption Agreement”) with FNL, pursuant to which the Company agreed to purchase and acquire from FNL 4,000 shares of Series C-2 Preferred for $4,000,000. Accrued dividends of $104,444.44, plus any other accrued payments under the Certificate of Designations for the C-2 Preferred Stock, remain outstanding.

2024 Annual Meeting

On February 11, 2025, the Company filed a definitive proxy statement (the “February Proxy”) in connection with its annual meeting of stockholders (the “2024 ASM”). The 2024 ASM was scheduled for March 10, 2025, at 12 pm ET, and had a record date of January 24, 2025.

The February Proxy included standard proposals (the “Standard Proposals”) for the Company’s stockholders (i) to elect five new directors (the “New Board Slate”) to the board of directors (the “Board”) of the Company and (i) to ratify the appointment of M&K CPAS, PLLC as the Company’s independent registered public accounting firm for the fiscal year ended December 31, 2024. The Standard Proposals customarily would have been voted on at stockholder meeting in calendar year 2024. The Company opted to delay holding its annual stockholder meeting until 2025 to hold a single meeting that would cover both the Standard Proposals and a number of special proposals (the “Special Proposals”) requesting that the stockholders approve (i) the issuance, in accordance with Nasdaq Listing Rule 5635(a), of the Company’s common stock, upon conversion of the Series C-1 and C-2 Preferred, upon conversion of an outstanding 7.0% Senior Secured Convertible Debenture in the principal balance of $3,934,146 due December 11, 2025 (the “Debenture”), and upon settlement of restricted stock units and exercise of stock options issued in exchange for restricted stock units and stock options that were previously granted to certain directors, employees, and consultants of the Company’s subsidiary, NTI, (ii) an amendment to the Company’s Second Amended and Restated 2019 Stock Incentive Plan to increase the number of shares of the Company’s common stock available for issuance thereunder to an amount of 8,200,000 (pre-reverse split), equal to approximately 15% of the total of the Company’s total issued and outstanding stock, including shares issued upon conversion of the Company’s Series C-1 and C-2 Preferred, and (iii) an amendment to the Company’s Amended and Restated Articles of Incorporation to increase the number of authorized shares of the Company’s common stock from 50,000,000 to 100,000,000 after a reverse split of the Company’s common stock approved by the Board at a ratio ranging from any whole number between 1-for-2 and 1-for-20, as determined by the Board in its discretion, subject to the Board’s authority to abandon such reverse stock split.

On March 7, 2025 the Board approved the postponement of the 2024 ASM to April 9, 2025, the fixing of a new record date on March 10, 2025, and the filing of a new definitive proxy statement (the “March Proxy”).

The Standard Proposals in the March Proxy included (a) the re-election of existing directors to the Board (as would have been submitted for approval had the 2024 ASM been held in calendar year 2024, and in lieu of the New Board Slate included in the February Proxy), and (b) ratification of M&K CPAs LLC as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2024.

At the 2024 ASM, the stockholders approved the Standard Proposals in the March Proxy.

Reverse Split

On March 18, 2025, the Company filed a Certificate of Change (the “Certificate of Change”) with the Secretary of State of the State of Nevada to effectuate a 1-for-12 reverse stock split (the “Reverse Stock Split”) of the Company’s issued and outstanding common stock. The Reverse Stock Split became effective at 12:01 a.m., Eastern Time, on Tuesday, March 18, 2025, and the Company’s Common Stock began trading on a split-adjusted basis when Nasdaq opened on March 18, 2025.

When the Reverse Stock Split became effective, every 12 shares of Common Stock issued and outstanding were automatically reclassified and combined into one share of Common Stock, without any change in the par value per share, and a proportionate adjustment was made to the Company’s authorized shares of common stock such that the Company now has 4,166,667 shares of authorized common stock. In addition, a proportionate adjustment has been made to the per share exercise price and the number of shares issuable upon the exercise of all outstanding stock options and warrants to purchase shares of common stock and the number of shares reserved for issuance pursuant to the Company’s equity incentive compensation plans. No fractional shares of common stock were issued in connection with the Reverse Stock Split. Stockholders who otherwise would have been entitled to receive fractional shares of common stock had their holdings rounded up to the next whole share.

Nasdaq Compliance

Annual Shareholder Meeting

On January 10, 2025, the Company received notice (the “ASM Notice”) from the staff (the “Staff”) of Nasdaq advising the Company that it no longer complies with Nasdaq Listing Rules 5620(a) and 5801(s)(2)(G) that require companies listed on The Nasdaq Capital Market to hold an annual meeting of shareholders (an “ASM”) within twelve months of the fiscal year’s end (the “ASM Rule”). The Company did not hold an ASM in its fiscal year ended December 31, 2024. The ASM Notice had no immediate effect on the listing of the Company’s common stock.

Pursuant to the ASM Notice, Nasdaq gave the Company 45 calendar days, or until February 24, 2025, to submit a plan to regain compliance. On February 24, 2025, the Company wrote to the Staff to present its plan to hold the 2024 ASM and, on February 28, 2025, it was granted its request for an extension until June 30, 2025. Having held the 2024 ASM on April 9, 2025, the Company has completed the required action to regain compliance with the ASM Rule, and, on April 15, 2025, it received confirmation from the Staff that it had regained compliance under the ASM Rule.

Minimum Bid Requirement

On September 18, 2024, the Company received a letter from the Staff indicating that the Company failed to maintain a minimum closing bid price of $1.00 per share for the prior 34 consecutive days and, as such, no longer satisfied Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Rule”). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company was provided a grace period of 180 calendar days, or until March 17, 2025, to regain compliance with the Rule.

On March 18, 2025, the Company effected a 1-for-12 reverse stock split (the “Reverse Split”) in an effort to evidence compliance with the Minimum Bid Rule. To regain compliance with the Minimum Bid Rule, an issuer must evidence a closing bid price of at least $1.00 per share for a minimum of 10, but generally not more than 20, consecutive trading days.

On March 25, 2025, the Company was notified by the Staff that because the Company did not evidence compliance with the Minimum Bid Rule by March 17, 2025, the Staff determined that the Company’s securities should be delisted from Nasdaq.

As of the close of business on March 31, 2025, the Company evidenced a closing bid price of at least $1.00 per share for 10 consecutive business days and, on March 31, 2025, the Staff determined that the Company has regained compliance with the Minimum Bid Rule. Accordingly, the Company’s securities are no longer subject to delisting under the Minimum Bid Rule and the listing matter has been closed.

Timely Filing

On April 16, 2025, the Company, received a letter from the Staff indicating that the Company failed to file its Annual Report on Form 10-K for the year ended December 31, 2024 (the “Filing”), on a timely basis and, as such, no longer satisfies Nasdaq Listing Rule 5250(c)(1) (the “Timely Filing Rule”).

The letter had no immediate effect on the listing of the Company’s common stock.

The letter also stated that, in accordance with Nasdaq rules, the Company has 60 calendar days from the date of the letter to submit a plan to regain compliance with the Timely Filing Rule. Should the Staff accept such plan, it could grant an exception of up to 180 calendar days from the Filing’s due date, or until October 13, 2025, to regain compliance.

Name Change

On April 14, 2025, the Company changed its corporate name to INVO Fertility, Inc., pursuant to an Amendment to Articles of Incorporation filed with the Nevada Secretary of State on April 14, 2025 (the “Name Change”). Pursuant to Nevada law, a stockholder vote was not necessary to effectuate the Name Change.

The Company also announced that it intends for its common stock to cease trading under the ticker symbol “NAYA” and begin trading under its new ticker symbol, “IVF”, on the Nasdaq Capital Market, on April 28, 2025.

Common Stock Issuances

On January 17, 2025, the Company issued 8,742 shares of common stock upon exercise of an existing warrant on a net-exercise basis. These shares were issued pursuant to the exemption from registration provided by Section 4(a)(2) and/or 3(a)(9) of the Securities Act of 1933, as amended.

Subsequent to December 31, 2024, the Company has issued a total of 466,668 shares of common stock for net proceeds of $560 upon the exercise of the January 2025 PFW.

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

Our Chief Executive Officer and Chief Financial Officer previously concluded that our disclosure controls and procedures were not effective as of December 31, 2023 due solely to the events that led to the restatements of our financial statements for the periods ending June 30, 2021 through June 30, 2024. Our management determined a material weakness in our internal control over financial reporting existed due to the accounting treatment of our right-of-use (“ROU”) asset and corresponding lease liability for our operating leases on our balance sheet. Management’s review was insufficient to identify an error in the incremental borrowing rate that led to our restatement of our financial statements for the periods.

Our management, including the Chief Executive Officer and the Chief Financial Officer, has since carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. These disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2024 due to the material weaknesses described below.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (1992 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation of our internal control over financial reporting, management has concluded that, as of December 31, 2024, our internal control over financial reporting was not effective due to material weaknesses related to (1) a limited segregation of duties due to our lack of formal control documentation, limited resources, and the small number of employees, and (2) a lack of adequate accounting resources to properly account for complex accounting transactions. Management has determined that these control deficiencies constitute material weaknesses, which could result in material misstatements of significant accounts and disclosures that could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

We are in the process of improving our internal control over financial reporting in an effort to remediate these deficiencies.  We have added additional accounting resources to properly account for complex accounting transactions. In addition, we are also seeking to improve our formal control documentation, increase our resources, and additional accounting personnel to further segregate duties, improve supervision and increase training of our accounting staff with respect to generally accepted accounting principles, provide additional training to our management regarding use of estimates in accordance with generally accepted accounting principles, increase the use of contract accounting assistance, and increase the frequency of internal financial statement review.  We will continue to take additional steps necessary to remediate the material weaknesses described above.

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

Changes in Internal Control over Financial Reporting

Except as described above, there were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Steven M. Shum. Mr. Shum, 54, is our Chief Executive Officer, a position he has held since October 10, 2019 and is also a director, a position he has held since October 11, 2017. Previously, Mr. Shum was Interim Chief Executive Officer (from May 2019 to October 7, 2019) and Chief Financial Officer of Eastside Distilling (Nasdaq: ESDI) (from October 2015 to August 2019). Prior to joining Eastside, Mr. Shum served as an Officer and Director of XZERES Corp, a publicly traded global renewable energy company, from October 2008 until April 2015 in various officer roles, including Chief Operating Officer from September 2014 until April 2015, Chief Financial Officer, Principal Accounting Officer and Secretary from April 2010 until September 2014 (under former name, Cascade Wind Corp) and Chief Executive Officer and President from October 2008 to August 2010. Mr. Shum also serves as the managing principal of Core Fund Management, LP and the Fund Manager of Core Fund, LP. He was a founder of Revere Data LLC (now part of Factset Research Systems, Inc.) and served as its Executive Vice President for four years, heading up the product development efforts and contributing to operations, business development, and sales. He spent six years as an investment research analyst and portfolio manager of D.N.B. Capital Management, Inc. His previous employers include Red Chip Review and Laughlin Group of Companies. He earned a B.S. in Finance and a B.S. in General Management from Portland State University in 1992. Mr. Shum currently serves as a director of Expion360 (Nasdaq XPON) and CalEthos Inc. (OTC: GEDC). We believe that Mr. Shum is qualified to serve as a member of our board of directors because of his experience and knowledge of corporate finance, mergers and acquisitions, corporate governance, as well as other operational, financial and accounting matters gained as our current chief executive officer and past chief executive officer and chief financial officer and director of other public and private companies.

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

Matthew Szot. Mr. Szot, 50, has been a member of our Board since September 13, 2020, and Chairman of the Audit Committee and Compensation Committee, positions he has held since September 14, 2020. Mr. Szot is currently the Chief Financial Officer of Cadrenal Therapeutics, Inc., a late-stage biopharmaceutical company, where he has served since May 2022. From March 2010 to November 2021, Mr. Szot served as the Executive Vice President and Chief Financial Officer of S&W Seed Company (Nasdaq: SANW), an agricultural biotechnology company. Mr. Szot is also currently a director and serves as Vice Chairman of the board, Chairman of the Audit Committee and a member of both the Compensation Committee and Nominating and Governance Committees of SenesTech (Nasdaq: SNES), a publicly traded life science company with next generation technologies for managing animal pest populations through fertility control. From June 2018 to August 2019, Mr. Szot served on the board of directors and as Chairman of the Audit Committee of Eastside Distilling, Inc. (Nasdaq; EAST), a publicly traded company in the craft spirits industry. From February 2007 until October 2011, Mr. Szot served as the Chief Financial Officer for Cardiff Partners, LLC, a strategic consulting company that provided executive financial services to various publicly traded and privately held companies. Prior thereto, from 2003 to December 2006, Mr. Szot served as Chief Financial Officer and Secretary of Rip Curl, Inc., a market leader in wetsuit and action sports apparel products. From 1996 to 2003, Mr. Szot was a Certified Public Accountant with KPMG in the San Diego and Chicago offices and served as an Audit Manager for various publicly traded companies. Mr. Szot graduated with High Honors from the University of Illinois, Champaign-Urbana with a Bachelor of Science degree in Agricultural Economics/Accountancy. Mr. Szot is a Certified Public Accountant in the State of California. We believe that Mr. Szot is qualified to serve as a member of our board of directors because of his experience and knowledge of corporate finance, mergers and acquisitions, corporate governance, as well as other operational, financial and accounting matters gained as a past and present chief financial officer and director of other public and private companies.

Trent Davis. Mr. Davis, 56, has been a member of our Board since December 2019 Mr. Davis also serves as the Chairman of our Nominating and Corporate Governance Committee, a position he has held since November 2020. In addition, Mr. Davis is currently CEO of Paulson Investment Company, LLC, a boutique investment firm that specializes in private equity offerings of small and mid-cap companies. From December 2014 to December 2018, Mr. Davis was President and Chief Operating Officer of Whitestone Investment Network, Inc., which provides executive advisory services and also restructures, recapitalizes and makes strategic investments in small to midsize companies. Since March 2018, Mr. Davis served as a director of Senmiao Technology Limited (Nasdaq: AIHS), an online lending platform in China. From August 2016 to August 2019, Mr. Davis served as director of Eastside Distilling, Inc. (Nasdaq: EAST), and from July 2015 to April 2017, he served as director of Dataram Corporation (Nasdaq: DRAM). Mr. Davis helped to successfully complete the reverse merger between Dataram and U.S. Gold Corp (Nasdaq: USAU), a gold exploration and development company. From December 2014 to July 2015, Mr. Davis served as Chairman of the Board of Majesco Entertainment Company (Nasdaq: COOL). Mr. Davis also served as director and President of Paulson Capital Corp. (Nasdaq: PLCC) from November 2013 to July 2014, when Paulson Capital Corp. completed a reverse merger with VBI Vaccine (Nasdaq: VBIV). Mr. Davis continued to serve on the board and the audit committee of VBI until May 2016. Prior to serving on the board of Paulson Capital Corp., Mr. Davis served as the Chief Executive Officer of its subsidiary, Paulson Investment Company, LLC, where he oversaw he syndication of approximately $600 million of investment in over 50 client companies in both public and private transactions. In 2003, Mr. Davis served as Chairman of the Board of the National Investment Banking Association. Mr. Davis holds a B.S. in Business and Economics from Linfield College and an M.B.A. from the University of Portland. Mr. Davis is qualified to serve on the Board because of his deep knowledge of finance and public company issues, capital market, advisory and entrepreneurial experiences, and extensive expertise in operational and executive management. We believe that Mr. Davis is qualified to serve as a member of our board of directors because of his experience and knowledge of corporate finance, mergers and acquisitions, corporate governance, as well as other operational, financial and accounting matters gained as a past and present executive officer and/or director of other public and private companies.

Barbara Ryan. Ms. Ryan, 64, has been a member of our Board and a member of the audit committee, compensation committee and nominating and governance committee since September 2020. Ms. Ryan founded Barbara Ryan Advisors, a capital markets and communications firm, in 2012 following a more than 30-year career on Wall Street as a sell-side research analyst covering the US Large Cap Pharmaceutical Industry. Ms. Ryan has deep experience in equity and debt financings, M&A, valuation, SEC reporting, financial analysis and corporate strategy across a broad range of life sciences companies. Barbara worked on several of the industry’s largest M&A transactions; Shire’s defense versus a hostile takeover attempt by Abbvie, Shire’s takeover of Baxalta, Allergan’s defense against Valeant and Perrigo’s defense versus Mylan. Barbara served as an executive team member and on the disclosure committee for Radius Health from January 2014 to December 2017 and played a critical role in the Company’s IPO and subsequent follow on offerings which raised over $1 billion. Previously, Ms. Ryan was a Managing Director at Deutsche Bank/Alex Brown and Head of the company’s Pharmaceutical Research Team for 19 years and began her research career covering the pharmaceutical industry at Bear Stearns in 1982. Ms. Ryan also covered the drug wholesalers and PBMs and was the lead analyst on many high-profile IPO’s including Express Scripts, PSSI, and Henry Schein. Ms. Ryan currently serves as a director on the Board of MiNK Therapeutics where she Chairs the Audit Committee, Safecor Heatlh, OcuTerra Therapeutics, and The Red Door Community (formerly Gilda’s Club NYC), a non-profit organization. Barbara is the Founder of Fabulous Pharma Females, a non-profit whose mission is to advance women in the biopharma industry, is a member of the Editorial Advisory Board of Pharmaceutical Executive Magazine, a Faculty member of the GLG Institute and a member of the Prix Galien Executive Advisory Board. We believe that Ms. Ryan is qualified to serve as a member of our board of directors because of her experience and knowledge of corporate finance, mergers and acquisitions, corporate governance, as well as other operational, financial and accounting matters gained as a past and present executive officer and/or director of other public and private companies.

Rebecca Messina. Ms. Messina, 52, has been a member of our Board since April 2021. Ms. Messina also serves as the Chairman of our Marketing Committee, a position she has held since May 2021 and as a member of our audit committee, a position she has held since August 2022. Ms. Messina is currently a senior advisor at McKinsey & Company, a position she has held since 2019. From 2018-2019, Ms. Messina served as Global Chief Marketing Officer for Uber and from 2016-2018, Ms. Messina served as Senior Vice President, Global Chief Marketing Officer for Beam Suntory. Prior to that, Ms. Messina spent 22 years with The Coca-Cola Company in various roles of increasing responsibility, serving as Senior Vice President, Marketing & Innovation, Ventures & emerging Brands from 2014-2016. Ms. Messina is currently a director for each of Vive Organics, Archer Boose, Make-A-Wish Foundation Bartesian, Outdoor Voices and Mobile Marketing Association, all private companies. Ms. Messina received her Bachelor of Arts from Miami University of Ohio in 1994. We believe that Ms. Messing is qualified to serve as a member of our board of directors because of her experience and knowledge of corporate finance, mergers and acquisitions, corporate governance, as well as other operational, financial and accounting matters gained as a past and present executive officer and/or director of other public and private companies.

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

Compensation Committee

Our Compensation Committee currently consists of Ms. Ryan(Chair), Mr. Davis and Mr. Szot.

The Compensation Committee oversees our compensation policies, plans and programs, and to review and determine the compensation to be paid to our executive officers and directors. In addition, the Compensation Committee has the authority to act on behalf of the Board in fulfilling the Board’s responsibilities with respect to compensation-based and related disclosures in filings as required by the Securities and Exchange Commission. This committee held one meeting during 2023 and none during 2024.

Nominating and Corporate Governance Committee

Our Nominating and Corporate Governance Committee consists of Mr. Davis (Chair), Ms. Ryan and Mr. Szot.

The Nominating and Corporate Governance Committee (i) oversees our corporate governance functions on behalf of the Board; (ii) makes recommendations to the Board regarding corporate governance issues; (iii) identify and evaluate candidates to serve as our directors consistent with the criteria approved by the Board and reviews and evaluates the performance of the Board; (iv) serves as a focal point for communication between director candidates, non-committee directors and management; (v) selects or recommends to the Board for selection candidates to the Board, or, to the extent required below, to serve as nominees for director for the annual meeting of shareholders; and (vi) makes other recommendations to the Board regarding affairs relating to our directors. This committee held one meeting during 2023 and none in 2024.

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

Our Audit Committee operates under a written charter approved by our Board and that satisfies the applicable rules and regulations of the SEC and the listing requirements of Nasdaq. The charter is available on the corporate governance section of our website, which is located at www.invobio.com. This committee held four meetings in 2023 and six meetings in 2024.

Item 11. Executive and Director Compensation

EXECUTIVE COMPENSATION

Summary Compensation Table

The following Summary Compensation Table sets forth, for the years indicated, all cash compensation paid, distributed or accrued for services, including salary and bonus amounts, rendered in all capacities by the Company’s “named executive officers” for SEC reporting purposes.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)		All other Compensation ($)	Total ($)

Steven Shum	2024	260,000	(2)	-	-	-		-	260,000
Chief Executive Officer (1)	2023	201,875		-	-	30,800	(3)	-	232,675

Andrea Goren	2024	215,000	(4)	-	-	-		-	215,000
Chief Financial Officer	2023	173,750		-	-	24,948	(5)	-	198,698

Dr. Daniel Teper	2024	137,548	(7)	-	-	-		-	137,548
President (6)

Michael Campbell	2024	192,500	(9)	-	-	-		-	192,500
Former Chief Operating Officer	2023	220,000		-	-	55,002	(10)	-	275,002
Vice President, Business Development (8)

(1)	Mr. Shum did not receive any additional compensation for being a member of the board.
(2)	As of December 31, 2024, Mr. Shum deferred $69,540 of his salary.
(3)	Amounts reflect the aggregate grant date fair value of the 417 shares of common stock underlying the stock option on the date of grant without regards to forfeitures, computed in accordance with ASC 718. This amount does not reflect the actual economic value realized by Mr. Shum. The options issued to Mr. Shum provide for equal quarterly vesting over a 3-year period based on continued employment during that time.
(4)	As of December 31, 2024, Mr. Goren deferred $51,948 of his salary.
(5)	Amounts reflect the aggregate grant date fair value of the 338 shares of common stock underlying the stock option on the date of grant without regards to forfeitures, computed in accordance with ASC 718. This amount does not reflect the actual economic value realized by Mr. Goren. The options issued to Mr. Goren provide for equal quarterly vesting over a 3-year period based on continued employment during that time.
(6)	Dr. Teper became president of the Company effective October 11, 2024. All amounts for 2024 are from October 11, 2024, through December 31, 2024.
(7)	As of December 31, 2024, Dr. Teper deferred $85,548 of his salary.
(8)	Effective November 15, 2024, Mr. Campbell retired from the Company, and Mr. Campbell and the Company mutually agreed to terminate his employment agreement.
(9)	As of December 31, 2024, Mr. Campbell deferred $194,323 of his salary.
(10)	Amounts reflect the aggregate grant date fair value of the 338 shares of common stock underlying the stock option on the date of grant without regards to forfeitures, computed in accordance with ASC 718. This amount does not reflect the actual economic value realized by Mr. Campbell. The options issued to Mr. Campbell provide for equal quarterly vesting over a 3-year period based on continued employment during that time.

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

OUTSTANDING EQUITY AWARDS AT END OF 2024

The following table provides information about outstanding stock options issued by the Company held by each of our NEOs as of December 31, 2024. None of our NEOs held any other equity awards from the Company as of December 31, 2024.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Stock That Has Not Yet Vested	Market Value of Stock that has not Yet Vested
Steve Shum	1,272	146	88.32-1,936.68	12/05/30-05/17/33	-	-

Andrea Goren	1,259	122	88.32-1,382.40	08/10/30-05/17/33	-	-

Dr. Daniel Teper	-	-	-	-	-	-

Michael Campbell	1,527	118	88.32-1,936.68	01/17/30-05/17/33	-	-

Employment Agreements

Steven Shum

On October 16, 2019, the Company entered into an employment agreement with Steven Shum (the “Shum Employment Agreement”), pursuant to which Mr. Shum serves as chief executive officer on an at-will basis at an annual base salary of $260,000. The Shum Employment Agreement provided for a performance bonus of $75,000 upon a successful up-listing to the Nasdaq Stock Market, with all other bonuses to be determined by the Board in its sole discretion. In addition to his base salary and performance bonus, Mr. Shum was granted: (i) 53 shares of our common stock and (ii) a three-year option to purchase 845 shares of our common stock at an exercise price of $1,958.40 per share. This option vested monthly over its 3-year term. Pursuant to the Shum Employment Agreement, Mr. Shum is also entitled to customary benefits, including health insurance and participation in employee benefit plans. The Shum Employment Agreement provides that if Mr. Shum is terminated without cause (as defined in the Shum Employment Agreement) or he resigns his employment due to a constructive termination (as defined in the Shum Employment Agreement) then he will be entitled to receive, as severance, (a) 12 month’s base salary continuation, (b) 6 months reimbursement of payments for continuing health coverage, pursuant to COBRA, and (c) continued vesting of his shares for a period of 6 months following such employment termination.

On August 10, 2023, Mr. Shum, voluntarily agreed to temporarily reduce the annual base salary under his employment agreement from $260,000 to $105,000 until further notice, which reduction took effect on August 16, 2023. As of January 1, 2024, the salary for Mr. Shum reverted to the amount reflected in the Shum Employment Agreement.

Andrea Goren

On June 14, 2021, the Company entered into an employment agreement with Andrea Goren (the “Goren Employment Agreement”), pursuant to which Mr. Goren was hired as the Company’s chief financial officer. The Goren Employment Agreement provides for an annual base salary of $215,000 and a target annual incentive bonus of up to 50% of base salary if the Company achieves goals and objectives determined by the Board. In connection with the Goren Employment Agreement, on June 14, 2021 the Company granted Mr. Goren a stock option under the 2019 Plan to purchase 303 shares of the Company common stock (the “Goren Option”). The Goren Option vests in equal monthly installments over a 3-year period, has a term of 10 years and can be exercised at a price of $1,249.20 per share. Also, in connection with the Goren Employment Agreement, as of July 1, 2021, Mr. Goren was granted a restricted stock award for 21 share of Company common stock (the “Goren RSA”). The Goren RSA vested in equal monthly installments over a 12-month period. Mr. Goren is also entitled to customary benefits, including health insurance and participation in employee benefit plans. The Goren Employment Agreement provides that if Mr. Goren terminates the Goren Employment Agreement for “cause” (as defined in the Goren Employment Agreement) or the Company terminates the Goren Employment Agreement without “cause,” then he will continue to receive his base salary for three months after termination and certain insurance benefits for twelve months after termination. The Company may terminate the Goren Employment Agreement without “cause” on 30 days’ notice.

On August 10, 2023, Mr. Goren, voluntarily agreed to temporarily reduce the annual base salary under his employment agreement from $215,000 to $105,000 until further notice, which reduction took effect on August 16, 2023. As of January 1, 2024, the salary for Mr. Goren reverted to the amount reflected in the Goren Employment Agreement.

Michael Campbell

On January 15, 2020, the Company entered into an employment agreement (the “Campbell Employment Agreement”) with Michael Campbell to serve as the Company’s chief operating officer and vice president of business development. The Campbell Employment Agreement provides for an annual base salary of $220,000, and a target annual incentive bonus of up to 50% of base salary if the Company achieves goals and objectives determined by the Board. In connection with the Campbell Employment Agreement, on January 17, 2020, the Company granted Mr. Campbell 131 shares of Company common stock, and an option to purchase 521 shares of Company common stock (the “Campbell Option”) at an exercise price of $1,641.83 per share. One quarter of the Campbell Option vested upon grant, and the remainder vested in monthly increments over a period of two years from the date of grant. Mr. Campbell is also entitled to customary benefits, including health insurance and participation in employee benefit plans. The Campbell Employment Agreement provides that if Mr. Campbell terminates the Campbell Employment Agreement for “cause” (as defined in the Campbell Employment Agreement) or the Company terminates the Campbell Employment Agreement without “cause,” then he will continue to receive his base salary and certain insurance benefits for three months after termination. The Company may terminate the Campbell Employment Agreement without “cause” on 60 days’ notice.

Effective November 15, 2024, Mr. Campbell retired from the Company, and Mr. Campbell and the Company mutually agreed to terminate his employment agreement.

Daniel Teper

Effective as of August 1, 2023, NAYA Therapeutics Inc. (“NTI”) entered into an employment agreement with Dr. Daniel Teper (the “Teper Employment Agreement”), pursuant to which Dr. Teper serves as chief executive officer of NTI for a period of three years at an initial annual base salary of $624,000, which salary shall be increased annually by an amount equal to the percentage increase of the Consumer Price Index. In addition, NTI’s compensation committee shall review Dr. Teper’s salary annually and may further increase the salary following such review in its sole discretion. The Teper Employment Agreement provides for Dr. Teper to be eligible for an annual bonus of up to seventy-five percent of his then applicable salary, which bonus shall be payable in cash and up to 50% in shares of NTI common stock at Dr. Teper’s discretion. The salary payable to Dr. Teper may be deferred according to the resources of NTI until it closes a round of financing with gross proceeds of at least $10 million. In addition to his base salary and performance bonus, Dr. Teper was granted 500,000 shares of NTI’s Class B common stock, and he is eligible to participate in NTI’s stock option plan. Pursuant to the Teper Employment Agreement, Dr. Teper is also entitled to customary benefits, including health insurance, participation in employee benefit plans, vacation, and sick time. The Teper Employment Agreement provides that if Dr. Teper is terminated other than for cause (as defined in the Teper Employment Agreement) or he resigns his employment due to a good reason (as defined in the Teper Employment Agreement) then he will be entitled to receive, as severance, (a) the greater of (i) 12 month’s salary for the year in which termination occurred or (ii) the number of months remaining in the term of the agreement plus the amount of the actual bonus earned by Dr. Teper for year prior to his termination and, if the termination occurs in the first year of the term, 100% of the first year target bonus, (b) up to 12 months reimbursement of payments for continuing health coverage, pursuant to COBRA, and (c) immediate vesting of any unvested restricted stock or stock options held by Dr. Teper. The Teper Employment Agreement further provides that, if Dr. Teper’s employment is terminated in connection with a change of control (as defined in the Teper Employment Agreement), he will be entitled to receive (a) an amount equal to two (2) times the sum of (i) his annual salary in effect on the day preceding the change in control termination, plus (ii) an amount equal to the aggregate bonus received by Dr. Teper for the year immediately preceding the change in control termination and, if the termination occurs in the first year of the term, 100% of the first year target bonus, (b) up to 18 months reimbursement of payments for continuing health coverage, pursuant to COBRA, and (c) immediate vesting of any unvested restricted stock or stock options held by Dr. Teper.

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

If Dr. Teper’s employment is terminated in connection with a change of control (as defined in the Teper Employment Agreement), he will be entitled to receive (a) an amount equal to two (2) times the sum of (i) his annual salary in effect on the day preceding the change in control termination, plus (ii) an amount equal to the aggregate bonus received by Dr. Teper for the year immediately preceding the change in control termination

The following table sets forth quantitative information with respect to potential payments to be made to either Mr. Shum, Mr. Goren, and Dr. Teper upon termination in various circumstances. The potential payments are based on the terms of each of the employment agreements discussed above. For a more detailed description of the employment agreements, see the “Employment Agreements” section above.

Name	Potential Payment Upon Termination
	($)		Option Awards (#)
Steven Shum	$260,000	(1)	146	(2)
Andrea Goren	$53,750	(3)	121	(4)
Daniel Teper	$1,248,000	(5)	-

(1)	Mr. Shum is entitled to twelve months’ severance at the then applicable base salary rate. Mr. Shum’s current base salary is $260,000 per annum.
(2)	Represents the number of unvested options at December 31, 2024. Mr. Shum’s options vest equally over a 36-month period. At December 31, 2024, there were 12 months remaining in his vesting schedule. The potential payment of shares subject to Mr. Shum’s unvested options will reduce every month as his options vest and the value of his unvested options will be based on our market price at such time.

(3)	Mr. Goren is entitled to three months’ severance at the then applicable base salary rate. Mr. Goren’s current base salary is $215,000 per annum.
(4)	Represents the number of unvested options at December 31, 2024. Mr. Goren’s options vest equally over a 36-month period. At December 31, 2024, there were 12 months remaining in his vesting schedule. The potential payment of shares subject to Mr. Goren’s unvested options will reduce every month as his options vest and the value of his unvested options will be based on our market price at such time.
(5)	Dr. Teper is entitled to two times his annual salary at the then applicable base salary rate. Dr. Teper’s current base salary is $624,000 per annum.

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

The table below presents information on the compensation of our Chief Executive Officer and other named executive officers in comparison to certain performance metrics for 2024, 2023, and 2022. These metrics are not those that the Compensation Committee uses when setting executive compensation. The use of the term Compensation Actually Paid (“CAP”) is required by the rules and regulations of the SEC, and under such rules, CAP was calculated by adjusting the Summary Compensation Table (“SCT”) Total values for the applicable year as described in the footnotes to the table.

Year	Summary Compensation Table Total for PEO (1)(2)	Compensation Actually Paid to PEO (3)	Average Summary Compensation Table Total for Non-PEO NEOs (1)(2)	Average Compensation Actually Paid to Non-PEO NEOs (3)	Value of Initial Fixed $100 Investment Based On Total Shareholder Return	Net Income
(a)	(b)	(c)	(d)	(e)	(f)	(g)
2024	260,000	256,230	181,683	133,868	10	(9,053,676)
2023	232,675	202,076	222,131	198,460	16	(8,034,612)
2022	502,001	53,054	462,913	(22,301)	12	(10,892,511)

(1)	The Principal Executive Officer (“PEO”) information reflected in columns (b) and (c) relates to our CEO, Steven Shum. The non-Principal Executive Officer (“non-PEO”) NEOs information reflected in columns (d) and (e) above relates to our CFO Andrea Goren, our President Dr. Daniel Teper, and our COO Michael Campbell.
(2)	The amounts shown in this column are the amounts of total compensation reported for Steven Shum or the average total compensation reported for the non-PEO NEOs, as applicable, for each corresponding year in the “Total” column of the Summary Compensation. Please refer to “Executive Compensation—Compensation Tables—Summary Compensation Table.”

(3)	The amounts shown have been calculated in accordance with Item 402(v) of Regulation S-K and do not reflect compensation actually realized or received by the Company’s PEO and non-PEO NEOs. In accordance with the requirements of Item 402(v) of Regulation S-K, adjustments were made to Mr. Shum’s total compensation, or the average total compensation of the non-PEO NEOs, as applicable, as described in the tables below.

PEO SCT Total to CAP Reconciliation

Year	Summary Compensation Total	Less Stock Awards	Less Option Awards	Fair Value Adjustments to SCT Total	CAP
2024	$260,000	$-	$-	$(3,770)	$256,230
2023	232,675	-	30,800	201	202,076
2022	502,001	72,601	169,400	(206,946)	53,054

Average Non-PEO NEOs SCT Total to CAP Reconciliation

Year	Summary Compensation Total	Less Stock Awards	Less Option Awards	Fair Value Adjustments to SCT Total	CAP
2024	$181,683	$-	$-	$133,858	$315,551
2023	222,131	-	25,256	1,585	198,460
2022	462,913	37,178	208,235	(239,801)	(22,301)

PEO Equity Component of CAP

Year	Fair Value of Current Year Equity Awards at December 31,	Change in Fair Value of Prior Years’ Awards Unvested at December 31,	Change in Fair Value of Current Years’ Awards Vested through the Year Ended December 31,	Change in Fair Value of Prior Years’ Awards Vested through the Year Ended December 31,	Equity Value Included in CAP
	(a)	(b)	(c)	(d)	(e) = (a)+(b)+(c)+(d)
2024	$-	$(937)	$-	$(2,833)	$(3,770)
2023	4,448	(4,214)	5,574	(5,607)	201
2022	14,953	(159,116)	31,772	(94,556)	(206,946)

Average Non-PEO NEOs Equity Component of CAP

Year	Fair Value of Current Year Equity Awards at December 31,	Change in Fair Value of Prior Years’ Awards Unvested at December 31,	Change in Fair Value of Current Years’ Awards Vested through the Year Ended December 31,	Change in Fair Value of Prior Years’ Awards Vested through the Year Ended December 31,	Equity Value Included in CAP
	(a)	(b)	(c)	(d)	(e) = (a)+(b)+(c)+(d)
2024	$-	$(512)	$-	$(1,453)	$133,868
2023	3,648	(3,293)	4,570	(1,478)	200,323
2022	12,550	(191,259)	38,928	(100,021)	(239,801)

Compensation of Directors

DIRECTOR COMPENSATION TABLE

Name	Year	Fees earned or paid in cash ($)		Stock awards ($)	Option awards ($)	All other compensation ($)	Total ($)

Trent Davis	2024	42,500	(1)	-	-	-	42,500
	2023	42,500	(1)	-	24,820	-	67,320

Barbara Ryan	2024	52,500	(2)	-	-	-	52,500
	2023	49,375	(2)	-	24,820	-	74,195

Matthew Szot	2024	47,500	(3)	-	-	-	47,500
	2023	49,375	(3)	-	24,820	-	74,195

Rebecca Messina	2024	42,500	(4)	-	-	-	42,500
	2023	41,250	(4)	-	24,820	-	66,070

Jeffrey Segal	2024	-		-	-	-	-
Former Director	2023	8,750		-	-	-	8,750

(1)	As of December 31, 2024, Mr. Davis deferred a cumulative total $66,825 of fees earned.
(2)	As of December 31, 2024, Ms. Ryan deferred a cumulative total $91,675 of fees earned.
(3)	As of December 31, 2024, Mr. Szot deferred a cumulative total $92,325 of fees earned.
(4)	As of December 31, 2024, Ms. Messina deferred a cumulative total $74,000 of fees earned.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table shows information regarding our equity compensation plans as of December 31, 2024.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (c)
Equity compensation plans approved by security holders (1)	8,192	(2)	$422.05	13,693
Equity compensation plans not approved by security holders	-		-	-
Total	8,192		$422.05	13,693

(1) 2019 Stock Incentive Plan. On October 3, 2019, our Board adopted the 2019 Stock Incentive Plan (as amended, the “Plan”). The purpose of our Plan is to advance the best interests of the company by providing those persons who have a substantial responsibility for our management and growth with additional incentive and by increasing their proprietary interest in the success of the company, thereby encouraging them to maintain their relationships with us. Further, the availability and offering of stock options and common stock under the plan supports and increases our ability to attract and retain individuals of exceptional talent upon whom, in large measure, the sustained progress, growth and profitability which we depend. As of December 31, 2024 the total number of shares available for the grant of either stock options or compensation stock under the plan, including 1,720 shares approved at our shareholders meeting on October 12, 2022, is 25,921 shares, subject to annual increases of six percent (6%) of the total number of shares of outstanding Common Stock on December 31st of the preceding calendar year.

(2) We granted no shares subject to restricted stock grants under the Plan in the year ended December 31, 2024.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table and notes set forth the beneficial ownership of the common stock of the Company as of December 31, 2024, by each person who was known by the Company to beneficially own more than 5% of the common stock, by each director and named executive officer, and by all directors and executive officers as a group. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or dispositive power with respect to the securities. Unless otherwise indicated below, to our knowledge, all persons listed below have sole voting and dispositive power with respect to their shares of our common stock, except to the extent authority is shared by spouses under applicable law. Unless otherwise noted, the address of all of the individuals and entities named below is care of INVO Fertility, Inc., 5582 Broadcast Court Sarasota, Florida, 34240.

The following table sets forth the beneficial ownership of our common shares as of December 31, 2024 for:

●	each person, or group of affiliated persons, who is known by us to beneficially own more than 5% of our common shares;

●	each of our named executive officers;

●	each of our directors; and

●	all of our current executive officers and directors as a group.

The percentage ownership information is based upon 666,057 common shares outstanding as of March 10, 2025. We have determined beneficial ownership in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to applicable community property laws.

Name and Address of Beneficial Owner (1)	Number of Shares		Percentage of Common Stock
5% Stockholders:
Five Narrow Lane LP	73,924	(2)	9.99%
Intercoastal Capital LLC	42,039	(3)	6.31%

Officers and Directors:

Dr. Daniel Teper	4,515	(4)	1.21%
Andrea Goren	1,900	(5)	0.51%
Steve Shum	1,813	(6)	0.48%
Matthew Szot	647	(7)	0.17%
Trent Davis	611	(8)	0.16%
Barbara Ryan	596	(9)	0.16%
Rebecca Messina	518	(10)	0.14%
Lyn Falconio (former director as of 4/9/2024)	-		-%

All directors and executive officers as a group (8 persons)	10,600		2.84%

(1)	Unless otherwise indicated, the business address of each current director or executive officer is INVO Fertility, Inc. 5582 Broadcast Court Sarasota, Florida 34240.

(2)	73,924 represents the maximum amount of shares that Five Narrow Lane LP can beneficially control under a contractually stipulated 9.99% ownership restriction. The full conversion and/or exercise of Five Narrow Lane LP’s securities would exceed this restriction. The principal business office of Five Narrow Lane LP is 510 Madison Avenue, Suite 1400, New York, NY 10022.
(3)	As of the close of business on January 16, 2025, Intracoastal Capital LLC, had been deemed to share beneficial ownership of 42,039 shares of Common Stock, which consisted of (i) 26,706 shares of Common Stock held by Intracoastal and (ii) 15,333 shares of Common Stock issuable upon exercise of a warrant to be issued to Intracoastal. The foregoing excludes 29,416 shares of Common Stock issuable upon exercise of a warrant to be issued to Intracoastal (“Intracoastal Warrant 2”) because Intracoastal Warrant 2 contains a blocker provision under which the holder thereof does not have the right to exercise Intracoastal Warrant 2 to the extent (but only to the extent) that such exercise would result in beneficial ownership by the holder thereof, together with the holder’s affiliates, and any other persons acting as a group together with the holder or any of the holder’s affiliates, of more than 4.99% of the Common Stock. Without such blocker provision, each of the Reporting Persons may have been deemed to have beneficial ownership of 71,456 shares of Common Stock. Mitchell P. Kopin and Daniel B. Asher shall be deemed to share beneficial ownership with Intracoastal. The principal business office of Mr. Kopin and Intracoastal is 245 Palm Trail, Delray Beach, Florida 33483. The principal business office of Mr. Asher is 111 W. Jackson Boulevard, Suite 2000, Chicago, Illinois 60604.
(4)	Includes 2,183 shares held by Cytovia Therapeutics Holdings, Inc., of which Dr. Teper is an officer, director, and shareholder. Dr. Teper disclaims beneficial ownership of all such shares held by Cytovia except to the extent of his pecuniary interest therein. Excludes 544,230 shares of common stock under Series C-1 Preferred Shares subject to stockholder approval and beneficial ownership limitations.
(5)	Includes: 1,268 shares of common stock under options (either presently exercisable or within 60 days of December 31, 2024).
(6)	Includes: 1,279 shares of common stock under options (either presently exercisable or within 60 days of December 31, 2024).
(7)	Includes: 484 shares of common stock under options (either presently exercisable or within 60 days of December 31, 2024).
(8)	Includes: 471 shares of common stock under options (either presently exercisable or within 60 days of December 31, 2024).
(9)	Includes: 464 shares of common stock under options (either presently exercisable or within 60 days of December 31, 2024).
(10)	Includes: 423 shares of common stock under options (either presently exercisable or within 60 days of December 31, 2024).

Item 13. Certain Relationships and Related Transactions

CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

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

In consideration for subscribing to the JAG Note for $100,000 dated December 29, 2022, and for agreeing to extend the date on which the other JAG Notes are callable to March 31, 2023, the Company issued JAG a warrant to purchase 1,459 shares of common stock. The warrant may be exercised for a period of five (5) years from issuance at a price of $120.00 per share. On July 10, 2023, JAG agreed to extend the date on which the JAG Notes are callable to September 30, 2023.

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

For the year ending December 31, 2024, the Company incurred $81,333 in interest related to these demand notes and as of December 31, 2024 the total outstanding balance, including principal and accrued interest, was $1,044,786.

As of December 31, 2024, the Company owed accounts payable to related parties totaling $292,338, primarily related to unpaid employee expense reimbursements and unpaid board fees, and accrued compensation of $2,123,340, primarily related to deferred wages and accrued paid time off.

NTI Related Party Transactions

NTI and Cytovia, entered into a loan agreement on August 1, 2023, pursuant to which Cytovia made available to NTI a term loan for up to $1,000,000, bearing interest at a rate of 5% per annum. On June 17, 2024, the loan agreement was amended to state that all principal and interest outstanding under the Loan shall be due and payable in full on the date NTI receives its next funding.

On October 18, 2023, NTI entered into an asset purchase agreement with Cytovia Therapeutics Holdings, Inc. and Cytovia Therapeutics, LLC (collectively, “Cytovia”) to acquire the rights to the two bifunctional antibodies CYT303 and CYT338 (now known as NY-303 and NY-338). The fixed purchase price consists of 818,182 shares of common stock of NTI (valued by the parties at approximately $30 million) and a promissory note in the principal amount of $6 million, payable in monthly installments of $1 million per month. In addition, NTI agreed to pay an additional $2 million per product if the first patient has begun Phase I. These amounts are payable in cash or shares of our common stock at NTI’s election, and if the amount is paid in shares, then each share shall be valued at $8.00 per share. NTI also agreed to pay an additional $8 million per product at the Phase I/IIa data read-out for such product. These amounts are payable in cash or shares of our common stock at NTI’s election, and if the amount is paid in shares, then each share shall be valued at $8.00 per share. NTI also agreed to assume $2.689 million of liabilities from Cytovia. The parties agreed to enter into an intercompany service agreement, a technology license agreement, and a trademark license agreement for the trademark Flex-NK (TM), detailing sponsored research for which NTI would pay Cytovia $6 million, payable over 12 months in the monthly amount of $500,000. The start date of these payments will be mutually agreed between NTI and Cytovia. NTI and Cytovia closed the transaction contemplated by the asset purchase agreement on October 20, 2023, except that NTI issued 1,363,642 shares if its common stock as the stock consideration portion of the purchase price.

On May 17, 2024, NTI and Cytovia entered into an amendment to the asset purchase agreement. Pursuant to this amendment, the parties agreed that NTI would not assume any liabilities of Cytovia. The parties further agreed that the purchase price would consist of 1,609,098 shares of common stock of NTI (valued by the parties at approximately $30 million) and cash of $1.7 million which NTI had previously paid in January 2024. The parties also agreed to eliminate the requirement to enter into an intercompany service agreement, a technology license agreement, and a trademark license agreement and further agreed to enter into a sponsored research agreement detailing the sponsored research to be performed by NTI and Cytovia, to be mutually agreed on a case-by-case basis. In addition, Cytovia agreed not to develop other bispecific antibodies technologies using the sequence of GPC3 and CD38 and granted to NTI the option to sublicense or acquire and develop cell therapy therapeutics. The parties agreed to agree and discuss in good faith appropriate terms for each new indication developed for NY-303 and NY-338 and for each new modality developed for GPC3 or CD37 therapeutics.

Item 14. Principal Accountant Fees and Services

The following table represents aggregate fees billed to the Company by M&K.

	Fiscal Year Ended December 31, 2023	Fiscal Year Ended December 31, 2022
Audit Fees	$71,350	$61,740
Audit Related Fees	$44,350	$53,250
Tax Fees	$-	$-
All Other Fees	$-	$-

Audit Fees includes fees billed for the fiscal year shown for professional services for the audit of the Company’s annual financial statements, the reviews of the consolidated quarterly financial statements included in each of our quarterly reports on Form 10-Q, and other audit services.

Audit-Related Fees include fees for assurance and related services performed to comply with generally accepted auditing standards and including audit of target acquisition companies and comfort and consent letters in connection with SEC filings and financing transactions.

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

(b) Exhibits

EXHIBIT INDEX

Exhibit No.	Exhibit
1.1	Placement Agency Agreement by and between the Company and the Placement Agent dated January 13, 2025 bel, filed as Exhibit 1.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2025 and incorporated herein by reference.
2.1	Agreement and Plan of Merger, entered into as of October 22, 2023, by and among NAYA Therapeutics, Inc (f/k/a NAYA Biosciences, Inc.), the registrant, and INVO Merger Sub Inc. Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 26, 2023.
2.2	Amendment to Agreement and Plan of Merger, entered into as of October 25, 2023, by and among NAYA Therapeutics, Inc (f/k/a NAYA Biosciences, Inc.), the registrant, and INVO Merger Sub, Inc. Incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 26, 2023.
2.3	Second Amendment to Agreement and Plan of Merger by and among the registrant, INVO Merger Sub, Inc., and NAYA Therapeutics, Inc (f/k/a NAYA Biosciences, Inc.) dated December 27, 2023. Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 3, 2024.
2.4	Fourth Amendment to Agreement and Plan of Merger by and among the registrant, INVO Merger Sub, Inc., and NAYA Therapeutics, Inc (f/k/a NAYA Biosciences, Inc.) dated as of September 12, 2024.Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 18, 2024.
2.5	Amended and Restated Agreement and Plan of Merger, entered into as of October 11, 2024, by and among the registrant, NAYA Therapeutics, Inc (f/k/a NAYA Biosciences, Inc.), INVO Merger Sub Inc. Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 15, 2024.
3.1	Amended and Restated Articles of Incorporation. Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2009.
3.2	Certificate of Change. Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 22, 2020.
3.3	By-Laws of the registrant. Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on November 13, 2007.
3.4	Certificate of Change. Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 27, 2023.
3.5	Certificate of Amendment. Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 16, 2023.
3.6	Certificate of Designation Establishing Series A Preferred Stock of the registrant. Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 20, 2023.
3.7	Certificate of Designation Establishing Series B Preferred Stock of the registrant. Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 20, 2023.
3.8	Amendment No. 1 to Bylaws of the registrant. Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 13, 2023.
3.9	Amendment to Articles of Incorporation of the registrant Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 15, 2024.
3.10	Certificate of Designation Establishing Series C-1 Convertible Preferred Stock of the registrant Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 15, 2024.
3.11	Certificate of Designation Establishing Series C-2 Convertible Preferred Stock of the registrant Incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 15, 2024.
Certificate of Change. Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 24, 2025.
4.1*	Description of Capital Stock
4.2	Form of Secured Convertible Note, dated May 2020. Incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2020.
4.3	Form of Unit Purchase Option, dated May 2020. Incorporated by reference to Exhibit 4.2 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2020.
4.4	Form of Warrant, dated May 2020. Incorporated by reference to Exhibit 4.3 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2020.
4.5	Form of Placement Agent Warrant to Purchase Common Stock, filed as Exhibit 4.1 to our Current Report dated October 1, 2021 and filed with the Securities and Exchange Commission on October 5, 2021 and incorporated herein by reference.
4.6	Demand Promissory Note between the registrant and JAG Multi Investments LLC, filed as Exhibit 4.1 to our Quarterly Report on Form 10-Q filed with the Securities Exchange Commission on November 14, 2022 and incorporated herein by reference.
4.7	Form of Warrant, filed as Exhibit 4.5 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2023 and incorporated herein by reference.
4.8	Form of Debenture, filed as Exhibit 4.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 9, 2023 and incorporated herein by reference.

4.9	Form of Warrant, filed as Exhibit 4.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 9, 2023 and incorporated herein by reference.
4.10	Form of Debenture, filed as Exhibit 4.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 9, 2023 and incorporated herein by reference.
4.11	Form of Warrant, filed as Exhibit 4.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 9, 2023 and incorporated herein by reference.
4.12	Form of Convertible Promissory Note, filed as Exhibit 4.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 23, 2023 and incorporated herein by reference.
4.13	Form of Warrant, filed as Exhibit 4.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 23, 2023 and incorporated herein by reference.
4.14	Form of Pre-funded Warrant, filed as Exhibit 4.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 28, 2023 and incorporated herein by reference.
4.15	Form of Private Placement Warrant, filed as Exhibit 4.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 28, 2023 and incorporated herein by reference.
4.16	Form of Placement Agent Warrant, filed as Exhibit 4.3 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 28, 2023 and incorporated herein by reference.
4.17	Letter Agreement between the registrant. and JAG Multi Investments LLC, , filed as Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 13, 2023 and incorporated herein by reference.
4.18	Demand Promissory Note dated July 10, 2023 issued by the registrant in favor of JAG Multi Investments LLC in the amount of $100,000, filed as Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 13, 2023 and incorporated herein by reference.
4.19	Warrant dated July 10, 2023 issued by the registrant. in favor of JAG Multi Investments LLC, filed as Exhibit 4.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 13, 2023 and incorporated herein by reference.
4.20	Warrant Agency Agreement dated August 8, 2023 between the registrant and Transfer Online, Inc., filed as Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 8, 2023 and incorporated herein by reference.
4.21	Form of Warrant, filed as Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 8, 2023 and incorporated herein by reference.
4.22	Form of Placement Agent Warrant, filed as Exhibit 4.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 8, 2023 and incorporated herein by reference.
4.23	Amendment to Common Stock Purchase Warrant, filed as Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 28, 2023 and incorporated herein by reference.
4.24	Common Stock Purchase Warrant dated March 27, 2024, filed as Exhibit 4.1 to our Current Report filed with the Securities and Exchange Commission on April 1, 2024 and incorporated herein by reference.
4.25	Promissory Note, filed as Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 11, 2024 and incorporated herein by reference.
4.26	First Common Stock Purchase Warrant, filed as Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 11, 2024 and incorporated herein by reference.
4.27	Second Common Stock Purchase Warrant, filed as Exhibit 4.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 11, 2024 and incorporated herein by reference.
4.28	7.0% Senior Secured Convertible Debenture. Filed as exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 15, 2024 and incorporated herein by reference.
4.29	Warrant Agency Agreement dated as of January 14, 2025 between the Company and Transfer Online, Inc. Filed as exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2025 and incorporated herein by reference.

4.30	Form of Pre-Funded Warrant. Filed as exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2025 and incorporated herein by reference.
4.31	Global Warrant. Filed as exhibit 4.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2025 and incorporated herein by reference.
4.32	Form of Placement Agent Warrant. Filed as exhibit 4.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2025 and incorporated herein by reference.
10.1	Employment Agreement, dated October 16, 2019, between the registrant and Steven Shum. Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 15, 2019.
10.2	Employment Agreement, dated January 15, 2020, between the registrant and Michael Campbell. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 21, 2020.
10.3	Commercial Lease Agreement, dated May 1, 2019 between the registrant and PJ LLC. Incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2020.
10.4	2019 Stock Incentive Plan, incorporated by reference to the Registration Statement on Form S-8 with the Securities and Exchange Commission on October 16, 2019.
10.5	Pre-Incorporation and Shareholders Agreement between INVO Centers, LLC, Francisco Arredondo, M.D. PLLC and Ramiro Ramirez Guiterrez. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 30, 2020.
10.6	Distribution Agreement, dated November 23, 2020, between the registrant and IDS Medical Systems (M) Sdn Bhda. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 25, 2020.
10.7	Distribution Agreement, dated December 2, 2020, between the registrant and Tasnim Behboud Arman. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 8, 2020.
10.8	Form of Securities Purchase Agreement, dated May 2020. Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2020.
10.9	Form of Security Agreement, dated May 2020. Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2020.
10.10	Form of Registration Rights Agreement, dated May 2020. Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2020.
10.11	HRCFG INVO LLC Limited Liability Company Agreement, dated March 10, 2021, between the registrant and HRCFG, LLC. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 15, 2021.

10.12	Note, dated March 10, 2021, between the registrant and HRCFG, LLC. Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 15, 2021.
10.13	Lease, dated March 2021, with Trustmark National Bank filed as Exhibit 10.22 to our Annual Report on Form 10-K for the year ended December 31, 2020 and incorporated herein by reference.
10.14	Amended and Restated Employment Agreement with Andrea Goren dated June 14, 2021, filed as Exhibit 10.1 to our Current Report on Form 8-K dated June 14, 2021 and filed with the Securities and Exchange Commission on June 15, 2021 and incorporated herein by reference.
10.15	Joint Venture Agreement dated June 28, 2021 between INVO Centers, LLC and Bloom Fertility, LLC, filed as Exhibit 10.1 to our Current Report on Form 8-K dated June 28, 2021 and filed with the Securities and Exchange Commission on June 30, 2021 and incorporated herein by reference.
10.16	Limited Liability Company Agreement of Bloom INVO, LLC dated June 28, 2021, filed as Exhibit 10.2 to our Current Report on Form 8-K dated June 28, 2021 and filed with the Securities and Exchange Commission on June 30, 2021 and incorporated herein by reference.
10.17	Management Services Agreement dated June 28, 2021 between Bloom INVO LLC, Bloom Fertility LLC and Sue Ellen Carpenter, filed as Exhibit 10.3 to our Current Report on Form 8-K dated June 28, 2021 and filed with the Securities and Exchange Commission on June 30, 2021 and incorporated herein by reference.
10.18	INVOcell Supply Agreement dated June 28, 2021 between the registrant and Bloom INVO LLC, filed as Exhibit 10.4 to our Current Report on Form 8-K dated June 28, 2021 and filed with the Securities and Exchange Commission on June 30, 2021 and incorporated herein by reference.
10.19	Intellectual Property License Agreement dated June 28, 2021 between Bloom INVO LLC and the registrant, filed as Exhibit 10.5 to our Current Report on Form 8-K dated June 28, 2021 and filed with the Securities and Exchange Commission on June 30, 2021 and incorporated herein by reference.
10.20	Intellectual Property License Agreement dated June 28, 2021 between Bloom INVO LLC, Bio X Cell Inc. and the registrant, filed as Exhibit 10.6 to our Current Report on Form 8-K dated June 28, 2021 and filed with the Securities and Exchange Commission on June 30, 2021 and incorporated herein by reference.
10.21	Sublease Agreement dated June 29, 201 between Assure Fertility Partners of Atlanta II, LLC and Bloom INVO LLC, filed as Exhibit 10.7 to our Current Report on Form 8-K dated June 28, 2021 and filed with the Securities and Exchange Commission on June 30, 2021 and incorporated herein by reference.
10.22	Guarantee of Sublease made by the registrant in favor of Assure Fertility Partners of Atlanta II, LLC and Bloom INVO, LLC, filed as Exhibit 10.8 to our Current Report on Form 8-K dated June 28, 2021 and filed with the Securities and Exchange Commission on June 30, 2021 and incorporated herein by reference.
10.23	Share Purchase Agreement dated September 1, 2021 among Ernest Broome, Lyle Oberg, Richard Ross, Dr. Seang Lin Tan, the registrant and Effortless IVF Canada Inc., filed as Exhibit 10.1 to our Current Report dated September 1, 2021 and filed with the Securities and Exchange Commission on September 7, 2021 and incorporated herein by reference.
10.24	Placement Agent Agreement dated October 1, 2021 between the registrant and Paulson Investment Company, LLC, filed as Exhibit 10.1 to our Current Report dated October 1, 2021 and filed with the Securities and Exchange Commission on October 5, 2021 and incorporated herein by reference.

10.25	Form of Stock Purchase Agreement dated October 1, 2021 between the registrant and the purchasers set forth therein, filed as Exhibit 10.2 to our Current Report dated October 1, 2021 and filed with the Securities and Exchange Commission on October 5, 2021 and incorporated herein by reference.
10.26	Exclusive Distribution Agreement between the registrant and Onesky Holding Limited dated May 13, 2022, filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 16, 2022 and incorporated herein by reference.
10.27	Lease Agreement with INVO Centers, LLC dated May 23, 2022, filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 26, 2022 and incorporated herein by reference.
10.28	Second Amended and Restated 2019 Stock Option Plan, filed as Appendix A to our Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on August 25, 2022 and incorporated herein by reference.
10.29	Distribution Agreement by and between the registrant and Ming Mei Technology Co. Ltd. dated January 3, 2023, filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2023 and incorporated herein by reference.
10.30	Form of Convertible Promissory Note, filed as Exhibit 4.4 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2023 and incorporated herein by reference.
10.31	Securities Purchase Agreement dated January 4, 2023, filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2023 and incorporated herein by reference.
10.32	Registration Rights Agreement dated January 4, 2023, filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2023 and incorporated herein by reference.
10.33	Securities Purchase Agreement dated February 3, 2023, filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 9, 2023 and incorporated herein by reference.
10.34	Registration Rights Agreement to Debenture and Warrant dated February 3, 2023, filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 9, 2023 and incorporated herein by reference.
10.35	Equity Purchase Agreement dated February 3, 2023, filed as Exhibit 10.4 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 9, 2023 and incorporated herein by reference.
10.36	Registration Rights Agreement to Equity Purchase Agreement dated February 3, 2023, filed as Exhibit 10.5 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 9, 2023 and incorporated herein by reference.
10.37	Asset Purchase Agreement between the registrant, WFRSA and The Elizabeth Pritts Revocable Living Trust dated March 16, 2023, filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 20, 2023 and incorporated herein by reference.
10.38	Membership Interest Purchase Agreement by and between the registrant and FLOW, IVF Science, LLC dated March 16, 2023, filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 20, 2023 and incorporated herein by reference.
10.39	Securities Purchase Agreement dated March 17, 2023, filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 23, 2023 and incorporated herein by reference.

10.40	Registration Rights Agreement dated March 17, 2023, filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 23, 2023 and incorporated herein by reference.
10.41	Placement Agency Agreement by and between the registrant and Maxim Group, LLC dated March 23, 2023, filed as Exhibit 1.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 28, 2023 and incorporated herein by reference.
10.42	Amendment to Securities Purchase Agreement dated July 7, 2023, between the Company and Armistice, filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2023 and incorporated herein by reference.
10.43	Closing Agreement—Asset Purchase Agreement, filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 13, 2023 and incorporated herein by reference.
10.44	Closing Agreement—Membership Interest Purchase Agreement, filed as Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 13, 2023 and incorporated herein by reference.
10.45	Amended and Restated Letter Agreement between the registrant and JAG Multi Investments LLC, filed as Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 21, 2023 and incorporated herein by reference.
10.46	Letter Agreement dated July 31, 2023, filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 2, 2023 and incorporated herein by reference.
10.47	Form of Securities Purchase Agreement by and between the Company and certain investors dated August 4, 2023, filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 8, 2023 and incorporated herein by reference.
10.48	Physician Employment Agreement, filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 11, 2023 and incorporated herein by reference.
10.49	Management Services Agreement, filed as Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 11, 2023 and incorporated herein by reference.
10.50	Lease Agreement, filed as Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 11, 2023 and incorporated herein by reference.
10.51	Megid Employment Agreement, filed as Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 11, 2023 and incorporated herein by reference.
10.52	Security Agreement, filed as Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 11, 2023 and incorporated herein by reference.
10.53	Physician Liaison Agreement, filed as Exhibit 10.6 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 11, 2023 and incorporated herein by reference.
10.54	Directed Equity Transfer Agreement, filed as Exhibit 10.7 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 11, 2023 and incorporated herein by reference.
10.55	Revenue and Security Loan Agreement, filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 5, 2023 and incorporated herein by reference.
10.56	Share Exchange Agreement by and between the registrant and Cytovia Therapeutics Holdings, Inc. dated as of November 19, 2023, filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 20, 2023 and incorporated herein by reference.
10.57	Securities Purchase Agreement by and between the registrant. and NAYA Therapeutics, Inc (f/k/a NAYA Biosciences, Inc.) dated as of December 29, 2023, filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 3, 2024 and incorporated herein by reference.
10.58	Agreement for the Future Purchase and Sale of Future Receipts, filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 1, 2024 and incorporated herein by reference.
10.59	Purchase Agreement by and between the registrant and Triton Funds LP dated as of March 27, 2024, filed as Exhibit 10.1 to our Current Report filed with the Securities and Exchange Commission on April 1, 2024 and incorporated herein by reference.
10.60	Purchase Agreement by and between the registrant and FirstFire Global Opportunities Fund, LLC dated as of April 5, 2024, filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 11, 2024 and incorporated herein by reference.
10.61	Amendment to Warrant Agency Agreement, dated April 17, 2024 between the Company and Transfer Online, Inc., filed as exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 17, 2024 and incorporated herein by reference.
10.62	Standard Merchant Cash Advance Agreement, dated September 25, 2024 between the Company and Cedar Advance, LLC, filed as exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 1, 2024 and incorporated herein by reference.
10.63	Amended and Restated First Amendment to Revenue Loan and Security Agreement, dated September 24, 2024, filed as exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 1, 2024 and incorporated herein by reference.
10.64	Subordination Agreement, dated September 20, 2024 between the Company, Decathlon, Alpha V L.P., and Cedar Advance, LLC, filed as exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 1, 2024 and incorporated herein by reference.

10.65	Joinder Agreement by and among Five Narrow Lane LP and the registrant dated as of October 11, 2024, filed as exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 15, 2024 and incorporated herein by reference.
10.66	Assignment and Assumption Agreement by and among NAYA Therapeutics, Inc (f/k/a NAYA Biosciences, Inc.) and the registrant dated as of October 11, 2024, filed as exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 15, 2024 and incorporated herein by reference.
10.67	Second Amendment to Revenue Loan and Security Agreement by and among Steven Shum, the registrant, the Guarantors, and Decathlon Alpha V, L.P. dated October 11, 2024, filed as exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 15, 2024 and incorporated herein by reference.
10.68	Sublicense Agreement, dated December 21, 2023 between Cytovia Therapeutics, Inc. and NAYA Therapeutics, Inc. (f/k/a NAYA Biosciences, Inc), filed as exhibit 10.68 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on January 8, 2025 and incorporated herein by reference.
10.69	Amendment Number 1 to Asset Purchase Agreement, dated May 17, 2024 between NAYA Therapeutics, Inc. (f/k/a NAYA Biosciences, Inc.), Cytovia Therapeutics Holdings, Inc., and Cytovia Therapeutics, LLC, filed as exhibit 10.69 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on January 8, 2025 and incorporated herein by reference.
10.70	Employment Agreement, dated August 1, 2023, between Dr. Daniel Teper and NAYA Therapeutics, Inc (f/k/a NAYA Biosciences, Inc.), filed as exhibit 10.70 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on January 8, 2025 and incorporated herein by reference.
10.71	License Agreement, dated December 19, 2023, between Inserm Transfert, Cytovia Therapeutics, Inc., and NAYA Therapeutics, Inc (f/k/a NAYA Biosciences, Inc.), filed as exhibit 10.71 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on January 8, 2025 and incorporated herein by reference.
10.72	License Agreement, dated December 20, 2023 between Yissum Research Development Company of the Hebrew University of Jerusalem, Ltd, University of Rijeka Faculty of Medicine, and NAYA Therapeutics, Inc (f/k/a NAYA Biosciences, Inc.), filed as exhibit 10.72 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on January 8, 2025 and incorporated herein by reference.
10.73	Form of Securities Purchase Agreement by and between the Company and certain investors dated January 13, 2025, filed as exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2025 and incorporated herein by reference.
10.73	Class C-2 Preferred Stock Redemption Agreement, filed as exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2025 and incorporated herein by reference.
21.1*	Subsidiaries
23.1*	Consent of M&K CPAs, PLLC
31.1*	Certification by Principal Executive Officer pursuant to Rule 13a-4(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification by Principal Financial Officer pursuant to Rule 13a-4(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1**	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File – the cover page of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2022 is formatted in Inline XBRL

* Filed herewith

** Furnished herewith

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on April 29, 2025.

INVO Fertility, Inc.

Date: April 29, 2025	By:	/s/ Steven Shum
Steven Shum
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 29, 2025.

Signature	Title

/s/ Steven Shum	Chief Executive Officer and director
Steven Shum	(Principal Executive Officer)

/s/ Andrea Goren	Chief Financial Officer
Andrea Goren	(Principal Financial and Accounting Officer)

/s/ Matthew Szot
Matthew Szot	Director

/s/ Trent Davis
Trent Davis	Director

/s/ Barbara Ryan
Barbara Ryan	Director

/s/ Rebecca Messina
Rebecca Messina	Director

