Form 10-K/A
period 2024-12-31
INVO Fertility, Inc.
filed 2025-05-19
CIK 1417926

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

The number of shares outstanding of the registrant’s common stock, $0.0001 par value, as of May 19, 2025 was 2,149,131.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

This Amendment No. 1 to Form 10-K (this “Amendment” or “Amendment No. 1”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2024 originally filed on April 30, 2025 (the “Original Filing”) by INVO Fertility, Inc., a Nevada corporation (“INVO,” the” Company,” “we,” or “us”). We are filing this Amendment to include a copy of our Clawback Policy in the exhibits as well as the required related disclosure in Part III, Item 10 – Directors, Executive Officers and Corporate Governance. Part III, Item 10 is also being amended to include disclosure on our Insider Trading Policy in accordance with Item 408(b) of Regulation S-K.

In addition, Item 15 of Part IV is being amended to include our Clawback Policy and currently dated certifications in accordance with Rule 13a-13(a) promulgated by the SEC under the Securities Exchange Act of 1934, as amended, with paragraphs 3, 4, and 5 omitted, since no financial statements are contained within this Amendment. Because no financial statements are contained within this Amendment, the Company is not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 or any disclosures with respect to Items 307 or 308 of Regulation S-K.

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

NAME	AGE	POSITION
Mr. Steven Shum	54	Director, Chief Executive Officer

Mr. Andrea Goren	56	Chief Financial Officer

Mr. Matthew Szot	50	Director

Mr. Trent Davis	56	Director

Ms. Barbara Ryan	65	Director

Ms. Rebecca Messina	52	Director

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

Andrea Goren. Mr. Goren, 56, is our Chief Financial Officer, a position he has held since June 14, 2021, and, before that, was advisor to the CEO of the Company from July 2020. Mr. Goren has over 30 years’ experience in private equity, investment banking, and corporate finance working with management teams in growing and restructuring businesses. Mr. Goren currently serves as director and corporate secretary of iSign Solutions Inc. (ticker: ISGN), an electronic signature software company, and also held the position of CFO from December 2010 to June 2021. Mr. Goren also serves as director and vice chairman of Americans for Ben Gurion University, a U.S. non-profit organization focused primarily on securing funds from U.S. donors to benefit one of Israel’s leading universities. Previously, Mr. Goren served as managing director and CFO of Phoenix Group, a private equity firm, and in that role served as director of Xplore Technologies Corp., a leader in rugged PCs sold to Zebra Technologies (ticker: ZBRA), and director of The Fairchild Corporation, a holding company with aerospace and retail assets, among others. Prior to Phoenix, Mr. Goren served as vice president of Shamrock International, Ltd, an arm of Roy Disney’s holding company focused on private equity and venture capital investments in Europe and Israel. Mr. Goren earned a BA from Connecticut College in 1989 and an MBA from Columbia University’s Graduate School of Business in 1994.

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

Barbara Ryan. Ms. Ryan, 65, has been a member of our Board and a member of the audit committee, compensation committee and nominating and governance committee since September 2020. Ms. Ryan founded Barbara Ryan Advisors, a capital markets and communications firm, in 2012 following a more than 30-year career on Wall Street as a sell-side research analyst covering the US Large Cap Pharmaceutical Industry. Ms. Ryan has deep experience in equity and debt financings, M&A, valuation, SEC reporting, financial analysis and corporate strategy across a broad range of life sciences companies. Barbara worked on several of the industry’s largest M&A transactions; Shire’s defense versus a hostile takeover attempt by Abbvie, Shire’s takeover of Baxalta, Allergan’s defense against Valeant and Perrigo’s defense versus Mylan. Barbara served as an executive team member and on the disclosure committee for Radius Health from January 2014 to December 2017 and played a critical role in the Company’s IPO and subsequent follow on offerings which raised over $1 billion. Previously, Ms. Ryan was a Managing Director at Deutsche Bank/Alex Brown and Head of the company’s Pharmaceutical Research Team for 19 years and began her research career covering the pharmaceutical industry at Bear Stearns in 1982. Ms. Ryan also covered the drug wholesalers and PBMs and was the lead analyst on many high-profile IPO’s including Express Scripts, PSSI, and Henry Schein. Ms. Ryan currently serves as a director on the Board of MiNK Therapeutics where she Chairs the Audit Committee, Safecor Heatlh, OcuTerra Therapeutics, and The Red Door Community (formerly Gilda’s Club NYC), a non-profit organization. Barbara is the Founder of Fabulous Pharma Females, a non-profit whose mission is to advance women in the biopharma industry, is a member of the Editorial Advisory Board of Pharmaceutical Executive Magazine, a Faculty member of the GLG Institute and a member of the Prix Galien Executive Advisory Board. We believe that Ms. Ryan is qualified to serve as a member of our board of directors because of her experience and knowledge of corporate finance, mergers and acquisitions, corporate governance, as well as other operational, financial and accounting matters gained as a past and present executive officer and/or director of other public and private companies.

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

Compensation Recovery and Clawback Policies

On October 2, 2023, our Board of Directors adopted a Clawback Policy to comply with the SEC Rule 10D-1 and Nasdaq Listing Rule 5608. The Clawback Policy provides for the mandatory recovery of erroneously awarded incentive compensation from our current and former officers as defined in SEC Rule 10D-1 (“Covered Officers”) in the event we are required to prepare an accounting restatement as specified in the Clawback Policy. Under the Clawback Policy, the Board may recoup from the Covered Officers erroneously awarded incentive compensation received within a lookback period of the three completed fiscal years preceding the date on which we are required to prepare a “covered” accounting restatement. The Clawback Policy is effective as of October 2, 2023.

On September 18, 2024, we determined that our previously issued financial statements needed to be restated as a result of an internal review of our previously issued financial statements, which review was prompted by comments issued by the staff of the United States Securities and Exchange Commission (the “SEC”) upon its review of our annual and quarterly reports filed pursuant to the Securities Act of 1934, as amended (“Reports”). After review of the staff’s comments, discussions with the staff, and investigation and further analysis, we determined that, in recognizing a right-of-use (“ROU”) asset and corresponding lease liability for our operating leases on our balance sheet, we incorrectly utilized the applicable federal rates as the discount rates for the valuation of the ROU asset and corresponding lease liability, rather than our incremental borrowing rates. The impact of this error is limited to our assets and liabilities, and the error did not impact our revenue, results of operation, earnings (loss) per share, or net equity. The error did not result in any change to our business plan or operations and did not impact any regulatory requirements or management compensation.

On September 18, 2024, our Audit Committee, after considering the recommendations of management, concluded that our previously issued consolidated financial statements as of and for the periods ended June 30, 2024, March 31, 2024, December 31, 2023, September 30, 2023, June 30, 2023, March 31, 2023, December 31, 2022, September 30, 2022, June 30, 2022, March 31, 2022, December 31, 2021, September 30, 2021, and June 30, 2021 (collectively, the “Previous Financial Statements”) should no longer be relied upon. We restate the Previous Financial Statements on November 19, 2024.

Our Compensation Committee conducted a recovery analysis under the Clawback Policy and determined that, due to the limited impact of the accounting error, the compensation received by our executives during the lookback period would have been the same as if it had calculated based on the restated financial statements. As stated above, the Previous Financial Statements were restated to correct the discount rates for the valuation of our right of use asset and corresponding lease liability. The impact of the restatement was limited to our assets and liabilities, and the restatement did not impact our revenue, results of operation, earnings (loss) per share, or net equity.

The Compensation Committee determined that the restatement had no impact on any financial reporting measure, our share price, or total shareholder return. Accordingly, the Compensation Committee determined that there were no payments required to be pursued under our Clawback Policy.

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

Insider Adoption or Termination of Trading Arrangements

During the fiscal quarter ended December 31, 2024, none of our directors or officers informed us of the adoption, modification, or termination of a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as such terms are defined in Item 408 of Regulation S-K.

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

Grants Made Close in Time to the Release of Material Nonpublic Information

We do not have any policies and practices on the timing of awards of stock options or other equity grants in relation to the disclosure of material nonpublic information. In 2024, we did not award any stock options or other equity grants to any executive officer in the period beginning four business days before the filing of any periodic report on Form 10-Q or 10-K or the filing or furnishing of a current report on Form 8-K that disclosed material non-public information and ending one business day after the filing or furnishing of such report.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our officers and directors to file with the SEC reports of ownership on Form 3 and changes in ownership on Form 4 and Form 5. Officers and directors are required by Commission regulations to furnish to us copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, to our knowledge all Section 16(a) filing requirements applicable to our officers and directors were timely filed during the fiscal year ended December 31, 2024, except that Daniel Teper and Lyn Falconio did not file Form 3s.

Marketing Committee

Our Marketing Committee currently consists of Ms. Messina (Chair), and Ms. Ryan.

In May 2021, the board elected to form a special Marketing Committee in order to support the addition of our internal marketing resources and overall plan to expand our marketing efforts to support our INVO Centers and distribution activities. The Marketing Committee helps to review, support, oversee, and provide input on our marketing activities in support of our marketing team.

Compensation Committee

Our Compensation Committee currently consists of Ms. Ryan (Chair), Mr. Davis, and Mr. Szot.

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

Nominating and Corporate Governance Committee

Our Nominating and Corporate Governance Committee consists of Mr. Davis (Chair), Ms. Ryan, and Mr. Szot.

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

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a) Financial Statements

No financial statement or supplemental data are filed with this Amendment No. 1 to Form 10-K. See Index to Financial Statements and Supplemental Data of the Original Form 10-K.

(b) Exhibits

The exhibits required to be filed by Item 15 are set forth in, and filed with or incorporated by reference in, the “Exhibit Index” of the Original Form 10-K. The attached list of exhibits in the “Exhibit Index” sets forth the additional exhibits required to be filed with this Amendment No. 1 and is incorporated herein by reference in response to this item.

EXHIBIT INDEX

Exhibit No.	Exhibit
31.3*	Certification by Principal Executive Officer pursuant to Rule 13a-4(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.4*	Certification by Principal Financial Officer pursuant to Rule 13a-4(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
97.1*	INVO Fertility, Inc. Clawback Policy
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
104*	Cover Page Interactive Data File

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized on May 19, 2025.

INVO Fertility, Inc.

Date: May 19, 2025	By:	/s/ Steven Shum
Steven Shum
Chief Executive Officer (Principal Executive Officer)

