Form 10-Q
period 2025-03-31
INVO Fertility, Inc.
filed 2025-05-20
CIK 1417926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission File Number: 001-39701

INVO Fertility, Inc.

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

As of May 20, 2025, the Registrant had 2,149,131 shares of common stock outstanding.

INVO FERTILITY, INC. FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

INVO FERTILITY, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31,	December 31,
	2025	2024
		(audited)
ASSETS
Current assets
Cash	$840,407	$741,396
Accounts receivable	173,614	174,881
Inventory	216,458	219,764
Prepaid expenses and other current assets	338,643	182,290
Total current assets	1,569,122	1,318,331
Property and equipment, net	451,247	466,684
Lease right of use	2,222,706	2,283,784
Intangible assets, net	17,899,556	18,103,931
Goodwill	8,890,624	23,535,693
Equity investments	710,855	740,759
Total assets	$31,744,110	$46,449,182
LIABILITIES, MEZZANINE EQUITY, AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$4,785,477	$5,713,956
Accrued compensation	1,866,241	2,122,930
Convertible notes payable – current portion, net	4,498,912	5,458,071
Notes payable – related parties, net	880,000	880,000
Deferred revenue	725,330	602,359
Lease liability, current portion	247,750	239,125
Additional payments for acquisition, current portion	5,000,000	2,500,000
Other current liabilities	715,245	410,000
Total current liabilities	18,718,955	17,926,441
Notes payable, net of current portion	1,086,132	1,128,713
Lease liability, net of current portion	2,124,736	2,189,555
Additional payments for acquisition, net of current portion	2,500,000	5,000,000
Total liabilities	24,429,823	26,244,709

Mezzanine equity
Series C-2 Preferred Stock $1,000.00 par value; 8,576 shares authorized; 4,576 and 8,576 issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	3,978,922	7,457,000

Stockholders’ equity
Series C-1 Preferred Stock, $1,000.00 par value; 30,375 shares authorized; 30,375 and 30,375 issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	30,375,000	30,375,000
Common Stock, $.0001 par value; 4,166,667 shares authorized; 746,227 and 373,021 issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	74	37
Additional paid-in capital	57,833,740	49,537,054
Accumulated deficit	(84,873,449)	(67,164,618)
Total stockholders’ equity	3,335,365	12,747,473
Total liabilities, mezzanine equity, and stockholders’ equity	$31,744,110	$46,449,182

The accompanying notes are an integral part of these consolidated financial statements.

INVO FERTILITY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months
	Ended March 31,
	2025	2024

Revenue:
Clinic revenue	$1,621,553	$1,537,199
Product revenue	15,632	39,087
Total revenue	1,637,185	1,576,286
Operating expenses
Cost of revenue	1,044,929	850,234
Selling, general and administrative expenses	2,554,474	1,440,586
Research and development expenses	265,663	4,880
Loss on disposal of fixed assets	-	561,663
Impairment loss	14,645,069	-
Depreciation and amortization	234,462	226,960
Total operating expenses	18,744,597	3,084,323
Loss from operations	(17,107,412)	(1,508,037)
Other income (expense):
Gain (loss) from equity method joint ventures	15,096	104
Gain on lease termination	-	94,551
Interest expense	(311,270)	(181,295)
Total other income (expense)	(296,174)	(86,640)
Net loss before income taxes	(17,403,586)	(1,594,677)
Income taxes	-	1,836
Net loss	$(17,403,586)	$(1,596,513)

Net loss per common share:
Basic	$(12.53)	$(7.55)
Diluted	$(12.53)	$(7.55)
Weighted average number of common shares outstanding:
Basic	1,389,141	211,329
Diluted	1,389,141	211,329

The accompanying notes are an integral part of these consolidated financial statements.

INVO FERTILITY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Stockholders’ Equity											Mezzanine Equity
	Common Stock		Series A Preferred Stock		Series B Preferred Stock		Series C-1 Preferred Stock		Additional Paid-in	Accumulated		Series C-2 Preferred Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total	Shares	Amount
Balances, December 31, 2023	207,711	$20	-	$-	1,200,000	$6,000,000	-	$-	$52,710,950	$(57,818,145)	$892,825	-	$-
Common stock issued to directors and employees	-	-	-	-	-	-	-	-	92	-	92	-	-
Common stock issued for services	10,459	1	-	-	-	-	-	-	142,449	-	142,450	-	-
Preferred stock issued	-	-	100,000	500,000	-	-	-	-	-	-	500,000	-	-
Stock options issued to directors and employees as compensation	-	-	-	-	-	-	-	-	71,301	-	71,301	-	-
Net Loss	-	-	-	-	-	-	-	-	-	(1,596,513)	(1,596,513)	-	-
Balances, March 31, 2024	218,170	$21	100,000	$500,000	1,200,000	$6,000,000	-	-	$52,924,792	$(59,414,658)	$10,155	-	-

Balances, December 31, 2024	373,021	$37	-	$-	-	$-	30,375	30,375,000	$49,537,054	$(67,164,618)	$12,747,473	8,576	7,457,000
Common stock issued, net of fees and expenses	217,634	22	-	-	-	-	-	-	8,747,880	-	8,747,902	-	-
Preferred stock redemption	-	-	-	-	-	-	-	-	(521,922)		(521,922)	(3,478,078)	(3,478,078)
Warrant exercise - cashless	8,742	-	-	-	-	-	-	-	-	-	-	-	-
Warrant exercise - prefunded	146,668	15	-	-	-	-	-	-	73	-	88	-	-
Stock options issued to directors and employees as compensation	-	-	-	-	-	-	-	-	70,655	-	70,655	-	-
Accrued dividend on preferred stock	-	-	-	-	-	-	-	-	-	(305,245)	(305,245)	-	-
Rounding for reverse split	162	-	-	-	-	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	-	(17,403,586)	(17,403,586)	-	-
Balances, March 31 2025	746,227	$74	-	$-	-	$-	30,375	30,375,000	$57,833,740	$(84,873,449)	$3,335,365	4,576	3,978,922

The accompanying notes are an integral part of these consolidated financial statements.

INVO FERTILITY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended
	March 31,
	2025	2024
Cash flows used in operating activities:
Net loss	$(17,403,586)	$(1,596,513)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation issued for services	-	142,450
Stock compensation issued to directors and employees	-	92
Fair value of stock options issued to employees	70,655	71,301
Non-cash compensation for services	45,000	45,000
Amortization of discount on notes payable	87,055	98,038
Gain from equity method investment	(15,096)	(104)
Impairment loss	14,645,069	-
Loss from disposal of assets	-	561,663
Gain on lease termination	-	(94,551)
Depreciation and amortization	234,462	226,960
Changes in assets and liabilities:
Accounts receivable	1,267	(36,338)
Inventory	3,306	(1,947)
Prepaid expenses and other current assets	(156,353)	(330,104)
Accounts payable and accrued expenses	(934,839)	472,106
Accrued compensation	(256,689)	43,968
Deferred revenue	122,971	104,656
Leasehold liability	4,884	2,323
Accrued interest	6,360	30,443
Net cash used in operating activities	(3,545,534)	(260,557)
Cash used in investing activities:
Payments to acquire property, plant, and equipment	(14,650)	(49,698)
Proceeds from sale of fixed assets	-	25,590
Net cash used in investing activities	(14,650)	(24,108)
Cash from financing activities:
Proceeds from the sale of notes payable	-	225,000
Proceeds from the sale of common stock, net of offering costs	8,747,902	-
Proceeds from sale of preferred stock	-	500,000
Proceeds from warrant exercise	88	-
Preferred stock redemption	(4,000,000)	-
Principal payments on notes payable	(1,088,795)	(197,634)
Net cash provided by financing activities	3,659,195	527,366

Increase in cash and cash equivalents	99,011	242,701
Cash and cash equivalents at beginning of period	741,396	232,424
Cash and cash equivalents at end of period	$840,407	$475,125
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$169,042	$50,804
Noncash activities:
Accrued dividends on preferred stock	$305,245	$-
Preferred stock redemption adjustment	$521,922	$-

The accompanying notes are an integral part of these consolidated financial statements.

INVO FERTILITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

(UNAUDITED)

Note 1 – Summary of Significant Accounting Policies

Description of Business

INVO Fertility, Inc., (“INVO” or the “Company”) is a healthcare services company focused on the fertility marketplace and dedicated to expanding access to assisted reproductive technology (“ART”) care for patients in need. The Company’s principal commercialization strategy is focused on building, acquiring and operating fertility clinics, including “INVO Centers” dedicated primarily to offering the intravaginal culture (“IVC”) procedure enabled by its INVOcell medical device (“INVOcell”) and US-based, profitable in vitro fertilization (“IVF”) clinics. As of the date of this filing, the Company has two operational INVO Centers and one IVF clinic in the United States. The Company also continues to engage in the sale and distribution of its INVOcell technology solution into third-party owned and operated fertility clinics. The Company’s proprietary technology, INVOcell, is a revolutionary medical device that allows fertilization and early embryo development to take place in vivo within the woman’s body. This treatment solution is the world’s first IVC technique for the incubation of oocytes and sperm during fertilization and early embryo development. The Company also owns NAYA Therapeutics, Inc. (“NTI”), a clinical-stage oncology and autoimmune technology business. To focus exclusively on the fertility marketplace, the Company is in the process of divesting a majority stake in NTI.

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

The Company considers events or transactions that have occurred after the consolidated balance sheet date of March 31, 2025, but prior to the filing of the consolidated financial statements with the SEC in this Quarterly Report on Form 10-Q, to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure, as applicable. Subsequent events have been evaluated through the date of the filing of this Quarterly Report on Form 10-Q.

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

Concentration of Credit Risk

Cash includes amounts deposited in financial institutions in excess of insurable Federal Deposit Insurance Corporation (“FDIC”) limits. As of March 31, 2025, the Company had cash balances in excess of FDIC limits.

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

Loss Per Share

Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding. Diluted earnings per share are computed similarly to basic earnings per share except that the denominator is increased to include potentially dilutive securities. The Company’s diluted loss per share is the same as the basic loss per share for the three months ended March 31, 2025, and 2024, as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

	Three Months Ended March 31,
	2025	2024
Net loss (numerator)	$(17,403,586)	(1,596,513)
Basic and diluted weighted-average number of common shares outstanding (denominator)	1,389,141	211,329
Basic and diluted net loss per common share	(12.53)	(7.55)

The Company has excluded the following dilutive securities from the calculation of fully diluted shares outstanding because the result would have been anti-dilutive:

	As of March 31,
	2025	2024
Options	8,192	8,247
Convertible notes and interest	631,638	16,608
Warrants and unit purchase options	2,477,246	374,052
Total	3,117,076	398,907

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

Note 2 – Liquidity

Historically, the Company has funded its cash and liquidity needs primarily through revenue collection and debt and equity financings. For the three months ended March 31, 2025, and 2024, the Company incurred a net loss of approximately $17.4 million and $1.6 million, respectively, and has an accumulated deficit of approximately $84.9 million as of March 31, 2025. Approximately $14.8 million of the net loss was related to non-cash expenses for the three months ended March 31, 2025, compared to $1.0 million for the three months ended March 31, 2024.

The Company has been dependent on raising capital from debt and equity financings to meet its needs for cash used in operating and investing activities. During the first three months of 2025, the Company received $8.7 million in net proceeds from a public offering, which was partially used to redeem $4 million of preferred stock and repay approximately $1.1 million in debt. Over the next 12 months, the Company’s plan includes growing the Wisconsin Fertility Institute and pursuing the acquisition of additional U.S.-based, profitable IVF clinic. Until the Company can generate positive cash from operations, it will need to raise additional funding to meet its liquidity needs and to execute its business strategy. As in the past, the Company will seek debt and/or equity funding, which may not be available on reasonable terms, if at all.

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

At the Effective Time and as a result of the consummation of the Merger:

● Each share of Class A common stock, par value $0.000001 per share, and Class B common stock, par value $0.000001 per share, of NTI (“NTI common stock”) outstanding immediately prior to the Effective Time, other than certain excluded shares held by NTI as treasury stock or owned by the Company or Merger Sub, automatically converted into the right to receive 9,846 shares of the Company’s common stock and 30,375 shares of the Company’s newly-designated Series C-1 Convertible Preferred Stock (the “Series C-1 Preferred”). See “Note 12 – Stockholders’ Equity” for additional information on the Series C-1 Preferred.

● Certain outstanding debt obligations of NTI, including a portion of an amended and restated senior secured convertible debenture issued to Five Narrow Lane LP (“FNL”), with a combined principal balance of $8,575,833 converted into the right to receive 55,793 shares of the Company’s common stock and 8,576 shares of the Company’s newly-designated Series C-2 Convertible Preferred Stock (the “Series C-2 Preferred”). The Company and FNL have agreed that the Company shall issue to FNL a pre-funded common stock purchase warrant (the “ NAYA Acquisition Pre-funded Warrants”) to purchase up to 38,293 shares of the Company’s common stock in lieu of 38,293 shares of the aforementioned common stock. See “Note 12 – Stockholders’ Equity” for additional information on the Series C-2 Preferred.

● The remaining balance of the amended and restated senior secured convertible debenture issued to FNL in the amount of $3,934,146 was exchanged for a 7.0% senior secured convertible debenture in the principal balance of $3,934,146 due December 11, 2025 (the “Convertible Debenture”). A description of the rights, preferences, and privileges of the Debenture are set forth below in “Note 10 – Notes Payable.”

The Company’s consolidated financial statements for the three months ended March 31, 2025 include NTI’s results of operations. The Company’s consolidated financial statements reflect the purchase accounting adjustments in accordance with ASC 805 “Business Combinations”, whereby the purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values on the acquisition date.

The following allocation of the purchase price is as follows:

Consideration given:
Common Stock	$214,937
NAYA Acquisition Pre-funded Warrants	300,978
Series C-1 Preferred	17,691,000
Series C-2 Preferred	7,457,000
Convertible Debenture	3,934,146
29,598,061

Assets and liabilities acquired:
Cash	472,008
Other current assets	40,747
Tradename	257,000
In process R&D	14,571,000
Goodwill	17,656,707
AP & accrued liabilities	(3,109,039)
Debt	(290,362)
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

The Bloom Agreement provides Bloom with a “profits interest” in the Georgia JV and, in connection with such profits interest, states that profits and losses be allocated to its members based on a hypothetical liquidation of the Georgia JV. In such a scenario, liquidation proceeds would be distributed in the following order: (a) to INVO CTR until the difference between its capital contributions and distributions equals $0; (b) to Bloom until its distributions equal 150% of the liquidation amounts distributed to INVO CTR (a “catch-up” to rebalance the distributions between members); and (c) thereafter on a pro rata basis. The Georgia JV had no assets or liabilities at the time the units were issued, and, as of March 31, 2025, INVO CTR had made capital contributions greater than the net loss of the Georgia JV. As such, the entire net loss was allocated to INVO CTR, and no loss was allocated to the noncontrolling interest of Bloom.

The Atlanta Clinic opened to patients on September 7, 2021.

The Company determined the Georgia JV is a VIE, and that the Company is its primary beneficiary because the Company has an obligation to absorb losses that are potentially significant and the Company controls the majority of the activities that impact the Georgia JV’s economic performance, specifically control of the INVOcell and lab services quality management. As a result, the Company consolidated the Georgia JV’s results with its own. As of March 31, 2025, the Company invested $0.9 million in the Georgia JV in the form of capital contributions as well as $0.5 million in the form of a note. For the three months ended March 31, 2025 and 2024, the Georgia JV recorded net losses of $33 thousand and $50 thousand respectively. Noncontrolling interest in the Georgia JV was $0.

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

The Company determined the Alabama JV is a VIE, and that there is no primary beneficiary. As a result, the Company uses the equity method to account for its interest in the Alabama JV. As of March 31, 2025, the Company invested $1.2 million in the Alabama JV in the form of a note. For the three months ended March 31, 2025, the Alabama JV recorded net income of $30 thousand, of which the Company recognized a gain from equity method investments of $15 thousand. For the three months ended March 31, 2024, the Alabama JV recorded a net income of $0.2 thousand, of which the Company recognized a gain from equity method investments of $0.1 thousand.

The following table summarizes our investments in unconsolidated VIEs:

			Carrying Value as of
	Location	Percentage Ownership	March 31, 2025	December 31, 2024
HRCFG INVO, LLC	Alabama, United States	50%	$710,855	740,759
Total investment in unconsolidated VIEs			$710,855	740,759

Earnings from investments in unconsolidated VIEs were as follows:

	Three Months Ended March 31,
	2025	2024
HRCFG INVO, LLC	$15,096	$104
Total earnings (loss) from unconsolidated VIEs	15,096	104

The following tables summarize the combined unaudited financial information of our unconsolidated VIEs:

	Three Months Ended March 31,
	2025	2024
Statements of operations:
Operating revenue	$322,210	$332,314
Operating expenses	(292,017)	(332,106)
Net profit (loss)	30,193	208

	March 31, 2025	December 31, 2024
Balance sheets:
Current assets	$106,704	105,949
Long-term assets	457,988	481,102
Current liabilities	(107,364)	(119,436)
Net assets	$457,328	467,615

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

The following table summarizes the Company’s transactions with VIEs:

	Three Months Ended March 31,
	2025	2024
Bloom INVO, LLC
INVOcell revenue	$4,500	$10,500
Unconsolidated VIEs
INVOcell revenue	$2,970	$7,500)

The Company had balances with VIEs as follows:

	March 31, 2025	December 31, 2024
Bloom INVO, LLC
Accounts receivable	$42,000	37,500
Notes payable	500,927	497,321
Unconsolidated VIEs
Accounts receivable	$25,500	22,500

Note 6 – Inventory

Components of inventory are as follows:

	March 31, 2025	December 31, 2024
Raw materials	$52,660	$53,537
Finished goods	163,798	166,227
Total inventory	$216,458	$219,764

Note 7 – Property and Equipment

The estimated useful lives and accumulated depreciation for equipment are as follows as of March 31, 2025, and December 31, 2024:

Estimated Useful Life
Manufacturing equipment	6 to 10 years
Medical equipment	10 years
Office equipment	3 to 7 years

	March 31, 2025	December 31, 2024
Manufacturing equipment	$132,513	$132,513
Medical equipment	497,796	483,145
Office equipment	89,904	89,904
Leasehold improvements	96,817	96,817
Less: accumulated depreciation	(365,783)	(335,695)
Total equipment, net	$451,247	$466,684

During the three months ended March 31, 2025, and 2024, the Company recorded depreciation expense of $30,087 and $22,585, respectively.

For the three months ended March 31, 2025, and 2024, the Company recognized a loss on disposal of fixed assets of $0 and $561,663, respectively.

Note 8 – Intangible Assets and Goodwill

Components of intangible assets are as follows:

	March 31, 2025	December 31, 2024
Tradename	$510,000	$510,000
Noncompetition agreement	3,961,000	3,961,000
In-process research & development	14,571,000	14,571,000
Goodwill	8,890,624	23,535,693
Less: accumulated amortization	(1,142,444)	(938,069)
Total intangible assets	$26,790,180	$41,639,624

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

As part of the NTI acquisition, that closed on October 11, 2024, the Company acquired a tradename valued at $257,000, in-process research and development valued at $14,571,000 and goodwill of $17,656,707, which includes assembled workforce valued at $203,000. The NTI tradename and in-process research and development were deemed to have an indefinite useful life.

During the three months ended March 31, 2025, and 2024, the Company recorded amortization expenses related to intangible assets of $204,375 and $204,375, respectively. This amortization expense is related to the WFI tradename and WFI noncompetition agreements.

Goodwill has an indefinite useful life and is therefore not amortized. The Company performed an impairment analysis as of March 31, 2025 and determined the goodwill of NTI was impaired by $14,645,069.

The Company determined an impairment analysis was needed for the NTI goodwill due to an overall decline in the Company’s stock price as of March 31, 2025. The Company engaged an independent third party valuation specialist to complete the impairment analysis. The valuation specialist used a discounted cash flow method to determine the fair value of NTI was less than the carrying value and therefore goodwill was impaired by $14,645,069. The NTI goodwill is part of the Therapeutics segment.

Note 9 – Leases

The Company has various operating lease agreements in place for its office and joint ventures. Per FASB’s ASU 2016-02, Leases Topic 842 (“ASU 2016-02”), effective January 1, 2019, the Company is required to report a right-of-use asset and corresponding liability to report the present value of the total lease payments, with appropriate interest calculation. The Company utilitizes the incremental borrowing rate for each lease by developing a synthetic credit rating for the Company as of the commencement date of each lease, adjusting the synthetic credit rating to reflect the collateralized nature of the incremental borrowing rate, the Company’s borrowing rate under other debt facilities, and the market spread between secured and unsecured borrowings, and based on the adjusted synthetic rating and the various terms of the leases, selected the incremental borrowing rate based on the commencement date, duration of the lease, and a corresponding weight-adjusted corporate yield curve. Lease renewal options included in any lease are considered in the lease term if it is reasonably certain the Company will exercise the option to renew. The Company’s operating lease agreements do not contain any material restrictive covenants.

As of March 31, 2025, the Company’s lease components included in the consolidated balance sheet were as follows:

Lease component	Balance sheet classification	March 31, 2025
Assets
ROU assets – operating lease	Other assets	$2,222,706
Total ROU assets		$2,222,706

Liabilities
Current operating lease liability	Current liabilities	$247,750
Long-term operating lease liability	Other liabilities	2,124,736
Total lease liabilities		$2,372,486

Future minimum lease payments as of March 31, 2025 were as follows:

2025	381,109
2026	518,972
2027	489,807
2028	379,172
2029 and beyond	1,950,150
Total future minimum lease payments	$3,719,210
Less: Interest	(1,346,724)
Total operating lease liabilities	$2,372,486

For the three months ended March 31, 2025, the weighted average remaining lease term for operating leases was 93 months. For the three months ended March 31, 2025, the weighted average discount rate for operating leases was 12.2%. The Company paid approximately $0.1 million in cash for operating lease amounts included in the measurement of lease liabilities for the three months ended March 31, 2025. The Company did not have any finance leases as of March 31, 2025.

For the three months ended March 31, 2025, and 2024, the Company recognized a gain on lease termination of $0 and $94,551, respectively, related to the termination of the lease associated with the Tampa Project.

Note 10 – Notes Payable

Notes payables consisted of the following:

	March 31, 2025	December 31, 2024
Related party demand notes with a 10% financing fee. 10% annual interest from issuance. As of December 31, 2024, all these notes are callable.	$880,000	$880,000
Convertible notes payable. 10% annual interest. Conversion price of $1.20	50,000	235,000
Convertible note payable. 12% annual interest. Conversion price of $1.00	-	85,000
Cash advance agreement	132,154	258,202
Note payable. 35% - 115 % cumulative interest. Matures on June 29, 2028	1,163,239	1,280,986
Convertible debenture payable. 7% annual interest.	3,934,146	4,434,146
Note payable. 7% annual interest	178,678	253,678
Other debt	181,100	181,100
Less debt discount and financing costs	(54,273)	(141,328)
Total, net of discount	$6,465,044	$7,466,784

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

In consideration for subscribing to the JAG Note for $100,000 dated December 29, 2022, and for agreeing to extend the date on which the other JAG Notes are callable to March 31, 2023, the Company issued JAG a warrant to purchase 1,459 shares of Common Stock. The warrant may be exercised for a period of five (5) years from issuance at a price of $120.00 per share. The financing fees for said JAG Note and the fair value of the warrant issued were capped at the total proceeds. The relative fair value of the warrant was recorded as a debt discount and, as of March 31, 2025, the Company had fully amortized the discount. On July 10, 2023, JAG agreed to extend the date on which the JAG Notes are callable to September 30, 2023. On January 21, 2025, the Company received a demand notice from JAG. The Company is currently in discussion with JAG on repayment terms for the JAG Note.

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

The financing fees for all demand notes were recorded as a debt discount and, as of March 31, 2025, the Company had fully amortized the discount.

For the three months ended March 31, 2025, the Company incurred $20,000 in interest related to these demand notes.

Standard Merchant Cash Advance

On September 25, 2024, the Company entered into a Standard Merchant Cash Advance Agreement (the “Sept 24 Cash Advance Agreement”) with Cedar under which Cedar purchased $384,250 of the Company’s receivables for a gross purchase price of $265,000. The Company received net proceeds of $251,750. Until the purchase price is repaid, the Company agreed to pay Cedar $9,606 per week.

The financing fees were recorded as a debt discount. For the three months ended March 31, 2025, the Company amortized $42,589 of the debt discount and, as of March 31, 2025, the Company had a remaining debt discount balance of $44,009.

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

The financing fees for the RSLA Loan were recorded as a debt discount. For the three months ended March 31, 2025, the Company amortized $789 of the debt discount and, as of March 31, 2025, had a remaining debt discount balance of $10,264. For the three months ended March 31, 2025, the Company incurred $112,253 in interest related to the RSLA Loan.

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

Future Receipts Agreement

On February 26, 2024, the Company finalized an Agreement for the Purchase and Sale of Future Receipts (the “Future Receipts Agreement”) with a buyer (the “Buyer”) under which the Buyer purchased $344,925 of our future sales for a gross purchase price of $236,250. The Company received net proceeds of $225,000. Until the purchase price has been repaid, the Company agreed to pay the Buyer $13,797 per week. As of March 31, 2025, the Future Receipts Agreement was fully repaid.

The financing fees were recorded as a debt discount. As of March 31, 2025, the debt discount was fully amortized.

FirstFire Convertible Note

On April 5, 2024, the Company entered into a purchase agreement with FirstFire Global Opportunities Fund, LLC (“FirstFire”), pursuant to which FirstFire agreed to purchase, and the Company agreed to issue and sell, (i) a promissory note with an aggregate principal amount of $275,000, which is convertible into shares of the Company’s common stock, according to the terms, conditions, and limitations outlined in the note (the “FirstFire Note”), (ii) a warrant to purchase 19,098 shares of the Company’s common stock at an exercise price of $14.40 per share, (iii) a warrant to purchase 41,667 shares of common stock at an exercise price of $0.12 issued to FirstFire, and (iv) 4,167 shares of common stock, for a purchase price of $250,000. Carter, Terry, & Company, Inc. acted as placement agent for the transaction, for which it received a cash fee of $25,000 and 972 restricted shares of the Company’s common stock.

The FirstFire Note carried an interest rate of twelve percent (12%) per annum, with the first twelve months of interest, amounting to $33,000, guaranteed, and fully earned as of the issue date. The maturity date of the FirstFire Note was twelve (12) months from the issue date, at which point the Principal Amount, together with any accrued and unpaid interest and other fees, was due and payable to the holder of the FirstFire Note.

The financing fees for the FirstFire Note were recorded as a debt discount. For the three months ended March 31, 2025, the Company amortized $43,677 of the debt discount and, as of March 31, 2025, it was fully amortized. For the three months ended March 31, 2025, the Company incurred $11,800 in interest related to the FirstFire Note.

On October 14, 2024, $190,000 of the note was converted to 15,834 shares of common stock. The remaining balance and $33,000 of outstanding interest was paid on January 16, 2025.

7.0% Senior Secured Convertible Debenture

In connection with the Merger, on October 11, 2024, the Company issued the Convertible Debenture to FNL in an exchange of an outstanding note of NTI held by FNL. The Convertible Debenture carries an interest rate of seven percent (7%) per annum, payable on the first business day of each calendar month commencing November 1, 2024. The maturity date of the Convertible Debenture is December 11, 2025 (the “Maturity Date”), at which point the outstanding principal amount, together with any accrued and unpaid interest and other fees, shall be due and payable to the holder of the Convertible Debenture.

Conversion. At any time after the Company’s stockholders approve the issuance of any Company common stock upon conversion of the Convertible Debenture, the holder of the Convertible Debenture will be entitled to convert any portion of the outstanding and unpaid principal amount and accrued interest into shares of Company common stock at a conversion price of $11.1666 per share, subject to adjustment as described therein. The Convertible Debenture may not be converted and shares of Company common stock may not be issued upon conversion of the Convertible Debenture if, after giving effect to the conversion or issuance, the holder together with its affiliates would beneficially own in excess of 4.99% of the outstanding common stock of the Company.

Prepayment. The Company may not prepay the Convertible Debenture without the prior written consent of FNL.

Monthly Redemption. Commencing March 14, 2025 and on the 14th of each month thereafter until the Maturity Date, the Company shall redeem $437,127.24, plus accrued but unpaid interest and other fees, of the principal amount of the Convertible Debenture.

Mandatory Redemption. While any portion of the Convertible Debenture is outstanding, if the Company receives gross proceeds of more than $3,000,000 from any equity or debt financings (other than a public offering as described herein), the Company shall, at the option of the holder, apply one-third (1/3) of such gross proceeds to the redemption of the principal amount of the Convertible Debenture, except that if such equity or debt financing is a public offering of the Company’s securities pursuant to a registration statement on Form S-1, the Company shall, at the option of the holder, apply one hundred percent (100%) of such gross proceeds, not to exceed $500,000, to the redemption of the principal amount of the Convertible Debenture.

The Convertible Debenture contains events representations, warranties, covenants, and events of default that are customary for similar transactions. Upon an event of default, the Convertible Debenture becomes immediately due and payable, and the Borrower is subject to a default rate of interest of 15% per annum and a default sum as stipulated.

In November 2024, the Company received an additional $500,000 from FNL under the Convertible Debenture. In January 2025, the Company repaid $500,000 out of the net proceeds from the Jan 2025 Offering (see “Note 12 – Stockholder’s Equity” for additional information on the Jan 2025 Offering).

For the three months ended March 31, 2025, the Company incurred $68,848 in interest related to the Convertible Debenture.

NAYA Therapeutics Debt

Cytovia Notes

NTI and Cytovia, entered into a loan agreement on August 1, 2023, pursuant to which Cytovia shall make available to NTI a term loan for up to $1,000,000, bearing interest at a rate of 7% per annum. On June 17, 2024, the loan agreement was amended to state that all principal and interest outstanding under the Loan shall be due and payable in full on the date NTI receives its next funding. As of March 31, 2025, the outstanding amount due to Cytovia was $178,678.

On May 15, 2024, NTI entered into a loan agreement with Cytovia, under which NTI will make available to Cytovia a term loan of up to $8,000,000. Principal amounts outstanding shall bear interest at the rate of 7% per annum. Cytovia shall make quarterly payments of accrued interest starting January 1, 2025, until the loan is repaid in full. In addition to quarterly payments of interest, commencing as of June 30, 2026, Cytovia shall make quarterly principal payments on each interest payment date based upon a five year amortization schedule. As of March 31, 2025, there were no amounts outstanding under this loan.

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

For the three months ended March 31, 2025, the Company incurred $20,000 in interest related to these demand notes and as of March 31, 2025 the total outstanding balance, including principal and accrued interest, was $1,064,786.

As of March 31, 2025, the Company owed accrued compensation of $1,866,241, primarily related to deferred wages and accrued paid time off.

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

Other than those rights provided by law, the Series C-1 Preferred has no voting rights. The Series C-1 Preferred is not redeemable and is therefore classified as permanent equity.

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

As of March 31, 2025, the Series C-2 Preferred had accrued dividends of $521,922.

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

January 2025 Public Offering

On January 14, 2025, the Company, consummated a public offering (the “Jan 2025 Offering”) of 1,134,598 units, each consisting of either one share of common stock, or one pre-funded warrant to purchase one share of common stock (“Jan 2025 PFW”) in lieu thereof, and one warrant to purchase one share of common stock at an offering price of $8.40 per unit. The warrants are exercisable from and after the date of their issuance and expire on the five-year anniversary of such date, at an exercise price of $8.40 per share of common stock. Each January 2025 PFW is immediately exercisable at an exercise price of $0.0012 per share and may be exercised at any time until all of the January 2025 PFW are exercised in full.

Also in connection with the Jan 2025 Offering, on January 13, 2025, the Company entered into a placement agency agreement with Maxim Group LLC (the “Placement Agent”), pursuant to which (i) the Placement Agent agreed to act as lead placement agent on a “best efforts” basis in connection with the Jan 2025 Offering, and (ii) the Company agreed to pay the Placement Agent an aggregate fee equal to 6.5% of the gross proceeds raised in the Jan 2025 Offering (or 5.0% in the case of certain investors) and warrants to purchase up to 62,197 shares of common stock at an exercise price of $10.50 per share (the “Jan 2025 Placement Agent Warrants”). The Jan 2025 Placement Agent Warrants are exercisable at any time after the six-month anniversary of the closing date, from time to time, in whole or in part, until five (5) years from the commencement of sales of the securities in the Jan 2025 Offering.

The Company received net proceeds of $8,747,880 from the Jan 2025 Offering.

In connection with the Jan 2025 Offering, the Company entered into a Preferred Stock Redemption Agreement with a holder of the Company’s Series C-2 Convertible Preferred Stock pursuant to which the Company agreed to purchase and acquire from the holder 4,000 shares of C-2 Preferred Stock for $4,000,000.

Three Months Ended March 31, 2025

In January 2025, the Company issued 217,634 shares of common stock as part of the Jan 2025 Offering. The securities issued offered pursuant to the Company’s registration statement on Form S-1, initially filed by the Company with the SEC under the Securities Act on December 17, 2024 and declared effective on January 8, 2025.

In January 2025, the Company issued 8,742 shares of common stock upon the cashless exercise of the FirstFire Warrants.

During the first three months of 2025, the Company issued 146,668 shares of common stock upon the exercise of the January 2025 PFW. These shares were issued pursuant to the Company’s registration statement on Form S-1, as amended (File No. 333-283872) initially filed by the Company with the SEC on December 17, 2024 and declared effective on January 13, 2025.

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

Options granted under the 2019 Plan generally have a life of 3 to 10 years and exercise prices equal to or greater than the fair market value of the common stock as determined by the Company’s board of directors. Vesting for employees typically occurs over a three-year period. For the three months ended March 31, 2025, the Company incurred $70,655 in expense related to the vesting of options.

The following table sets forth the activity of the options to purchase common stock under the 2019 Plan.

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding as of December 31, 2024	8,192	$422.05	$-
Granted	-	-	-
Exercised	-	-	-
Canceled	(2,023)	770.50	-
Balance as of March 31, 2025	6,169	$415.11	$-
Exercisable as of March 31, 2025	8,244	$581.87	$-

The fair value of each option granted is estimated as of the grant date using the Black-Scholes option pricing model with the following assumptions:

	Three months ended March 31,
	2025	2024
Risk-free interest rate range	-%	3.95%
Expected life of option-years	-	5.50
Expected stock price volatility	-%	150%
Expected dividend yield	-%	-%

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

	Total Intrinsic Value of Options Exercised	Total Fair Value of Options Vested
Year ended December 31, 2024	$-	$278,406
Three months ended March 31, 2025	$-	$209,371

For the three months ended March 31, 2025, there were no options granted. The Company estimates the fair value of options at the grant date using the Black-Scholes model. For all stock options granted through March 31, 2025, the weighted average remaining service period is 1 year.

Restricted Stock and Restricted Stock Units

In the three months ended March 31, 2025, the Company did not grant any restricted stock units or shares of restricted stock to employees, directors, or consultants under the 2019 Plan. Restricted stock issued to employees, directors, and consultants generally vest either at grant or vest over a period of one year from the date of grant.

Note 14 – Unit Purchase Options and Warrants

The following table sets forth the activity of unit purchase options:

	Number of Unit Purchase Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding as of December 31, 2024	$392	$768.00	$-
Granted	-	-	-
Exercised	-	-	-
Canceled	-	-	-
Balance as of March 31, 2025	$392	$768.00	$-

The following table sets forth the activity of warrants:

	Number of Warrants	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding as of December 31, 2024	382,192	$10.72	$-
Granted	2,113,760	4.82	-
Exercised	(165,766)	1.20	-
Canceled	-	-	-
Balance as of March 31, 2025	2,330,186	$5.72	$-

January 2025 Offering Warrants

On January 14, 2025, the Company, consummated a public offering (the “Jan 2025 Offering”) of 1,134,598 units, each consisting of either one share of common stock, or one pre-funded warrant to purchase one share of common stock (“Jan 2025 PFW”) in lieu thereof, and one warrant to purchase one share of common stock at an offering price of $8.40 per unit. The warrants are exercisable from and after the date of their issuance and expire on the five-year anniversary of such date, at an exercise price of $8.40 per share of common stock. Each January 2025 PFW is immediately exercisable at an exercise price of $0.0012 per share and may be exercised at any time until all of the January 2025 PFW are exercised in full.

Also in connection with the Jan 2025 Offering, on January 13, 2025, the Company entered into a placement agency agreement with Maxim Group LLC (the “Placement Agent”), pursuant to which (i) the Placement Agent agreed to act as lead placement agent on a “best efforts” basis in connection with the Jan 2025 Offering, and (ii) the Company agreed to pay the Placement Agent an aggregate fee equal to 6.5% of the gross proceeds raised in the Jan 2025 Offering (or 5.0% in the case of certain investors) and warrants to purchase up to 62,197 shares of common stock at an exercise price of $10.50 per share (the “Jan 2025 Placement Agent Warrants”). The Jan 2025 Placement Agent Warrants are exercisable at any time after the six-month anniversary of the closing date, from time to time, in whole or in part, until five (5) years from the commencement of sales of the securities in the Jan 2025 Offering.

Note 15 – Segment Reporting

The Company’s Chief Operating Decision Maker (“CODM”) as defined under GAAP is the Company’s Chief Executive Officer.

The Company defines its segments on the basis of the way in which internally reported financial information is regularly reviewed by the CODM to analyze financial performance, make decisions, and allocate resources. The Company has analyzed its operations per ASC 280 and identified three operating segments: Clinic Services, INVOcell Device and Therapeutics. The three segments align with the Company’s distinct product and service lines. For the three months ended March 31, 2025 the Company did not have any sales or operations outside of the United States.

The Clinics Services operating segment consists of financial information for WFI and the Atlanta Clinic. The INVOcell Device operating segment consists of financial information relating to the Company’s manufacture and sales of the INVOcell. The Therapeutics segment consists of financial information relating to the Company’s recently acquired subsidiary, NTI.

The tables below provide information about the Company’s segments and include a reconciliation to income before taxes:

Three Months Ended March 31, 2025	Fertility Clinic Services	INVOcell Device	Therapeutics	Total
Revenue from external customers	1,621,553	15,632	-	1,637,185
Intersegment revenues	-	4,500	-	4,500
	1,621,553	20,132	-	1,641,685
Reconciliation of revenue
Elimination of intersegment revenue				(4,500)
Total consolidated revenue				1,637,185
Less:
Cost of revenue	1,060,243	3,984	-	1,064,227
Sales and marketing	12,974	-	-	12,974
General and administrative	307,101	-	1,000,583	1,307,684
Research and development	-	-	265,663	265,663
Impairment loss	-	-	14,645,069	14,645,069
Depreciation and amortization	212,456	2,431	-	214,887
Segment profit (loss)	28,778	13,717	(15,911,315)	(15,873,319)
Reconciliation of net loss
Other income (loss)				15,096
Interest expense				(311,270)
Unallocated amounts:
Other corporate expenses				(1,229,593)
Loss before taxes				(17,399,086)

Assets	10,654,643	39,534	16,942,932

Three Months Ended March 31, 2024	Fertility Clinic Services	INVOcell Device	Therapeutics	Total
Revenue from external customers	1,537,199	39,087	-	1,576,286
Intersegment revenues	-	-	-	-
	1,537,199	39,087	-	1,576,286
Reconciliation of revenue
Elimination of intersegment revenue				-
Total consolidated revenue				1,576,286
Less:
Cost of revenue	865,104	(2,999)	-	862,105
Sales and marketing	7,609	-	-	7,609
General and administrative	272,081	-	-	272,081
Research and development	-	-	-	-
Depreciation and amortization	212,382	2,431	-	214,813
Segment profit (loss)	180,024	39,655	-	219,679
Reconciliation of net loss
Other income (loss)				94,655
Interest expense				(181,295)
Unallocated amounts:
Other corporate expenses				(1,727,716)
Loss before taxes				(1,594,677)

Assets	11,471,948	49,259	-

No single customer comprised 10% or more of the Company’s consolidated revenues from transactions in 2025 or 2024. In addition, the receivables balance attributable to any single customer did not comprise 10% or more of the Company’s total trade accounts receivable as of March 31, 2025, or March 31, 2024.

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

Income tax expense was $0 for the three months ended March 31, 2025, compared to $1,836 for three months ended March 31, 2024. The annual forecasted effective income tax rate for 2025 is 0%, with a year-to-date effective income tax rate for the three months ended March 31, 2025, of 0%.

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

Legal Matters

As of March 31, 2025, the Company was not subject to any material legal proceedings; however, it could be subject to legal proceedings and claims from time to time in the ordinary course of its business, or legal proceedings that it considered immaterial may in the future become material. Regardless of the outcome, litigation can, among other things, be time consuming and expensive to resolve, and can divert management resources.

WFI Negotiations

In June 2024, Wood Violet, pursuant to its rights under the WFI acquisition transaction documents (the “WFI Documents”), transferred ownership of WFRSA from Dr. Elizabeth Pritts MD (“Dr. Pritts”) to a new medical doctor. Upon completion of such transfer, WFRSA terminated Dr. Pritts’ employment. Since then, various disputes among the parties have arisen under the WFI Documents, including, without limitation, Wood Violet’s non-payment of the second installment of the purchase consideration of $2.5 million. The parties entered into negotiations to resolve these disputes and restructure the terms of the WFI acquisition, and have engaged an independent mediator to facilitate these negotiations.

On May 7, 2025, Dr. Pritts and The Elizabeth Pritts Revocable Living Trust (the “Pritts Trust”) commenced a legal action against the Company and certain of its subsidiaries. On May 14, 2025, the Company entered into a binding term sheet to settle the action and related disputes with Dr. Pritts and the Pritts Trust. See “Note 18 – Subsequent Events” for additional information.

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

Nasdaq Compliance - Timely Filing

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

On April 30, 2025, the Company completed the Filing and, on May 8, 2025, was notified by the Staff that it had regained compliance with the Timely Filing Rule and that the matter was now closed.

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

Common Stock Issuances

Between April 1, 2025 and the date of this filing, the Company has issued a total of 770,298 shares of common stock for net proceeds of $847 upon the exercise of the January 2025 PFW. These shares were issued pursuant to the Company’s registration statement on Form S-1, as amended (File No. 333-283872) initially filed by the Company with the SEC, on December 17, 2024 and declared effective on January 13, 2025.

In May 2025, the Company issued 18,500 shares of common stock to consultants in consideration of services rendered. The shares were issued under the Company’s 2019 Stock Incentive Plan (the “2019 Plan”).

On May 5, 2025, the Company issued 38,266 shares of common stock upon the cashless exercise of the NAYA Acquisition Prefunded Warrants. These shares were issued pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended. The Company did not receive any cash proceeds from this issuance.

Warrant Inducement

On April 30, 2025, the Company entered into an inducement letter agreement (the “Inducement Letter Agreement”) with an institutional investor and existing holder (the “Holder”) of certain existing warrants (the “Existing Warrants”) to purchase up to 465,840 shares of the Company’s common stock (the “Common Stock”). The Existing Warrants were originally issued on January 14, 2025, with an exercise price of $8.40 per share.

The issuance of the shares of Common Stock upon exercise of the Existing Warrants is registered pursuant to a registration statement on Form S-3 (File No. 333-283872), which was declared effective by the Securities and Exchange Commission (the “SEC”) on January 14, 2025.

Pursuant to the Inducement Letter Agreement, the Holder agreed to exercise the Existing Warrants for cash at the exercise price of $1.61 per share in consideration for the Company’s agreement to issue new unregistered warrants to purchase up to an aggregate of 698,760 shares of Common Stock at an exercise price of $1.61 per share (the “New Warrant”). The New Warrants will be exercisable upon receipt of such approval as may be required by the applicable rules and regulations of the Nasdaq Capital Market (or any successor entity) from the stockholders of the Company with respect to issuance of all of the New Warrants and the shares of common stock upon the exercise thereof (Stockholder Approval, and such date, the “Stockholder Approval Date”) and have a term of five years from the Stockholder Approval Date.

On May 1, 2025, the Company issued 465,840 shares upon the exercise of the Existing Warrants. On May 5, 2025 the Company issued an additional 110,000 shares of common stock upon the exercise of additional Existing Warrants. The aggregate gross proceeds to the Company from the exercise of the Existing Warrants was approximately $927,102, before deducting offering expenses payable by the Company.

Pritts Litigation and Binding Settlement Term Sheet

On May 7, 2025, Dr. Pritts and the Pritts Trust filed a complaint in the Circuit Court of the State of Wisconsin, Dane County, against the Company and its subsidiaries INVO Centers LLC, Wisconsin Fertility and Reproductive Surgery Associates, S.C., and Wood Violet Fertility LLC. Dr. Pritts and the Pritts Trust have asserted causes of action arising out of the WFI Documents for breach of contract, breach of the implied covenant of good faith and fair dealing, tortious interference with contract (or, in the alternative, veil piercing), and unjust enrichment.

On May 14, 2025, the Company, Dr. Pritts, the Pritts Trust, and certain of their respective affiliates entered into binding term sheet (the “Term Sheet”) to settle all disputes between the parties pursuant to the terms set forth in the Term Sheet (the “Terms”). The parties agreed to cooperate in good faith to prepare and enter into a final settlement agreement (the “Settlement Agreement”) based on the terms set forth in the Term Sheet; provided, however, that unless and until the Settlement Agreement is executed, the Terms are binding on the parties. Under the Terms, Wood Violet agreed to pay Dr. Pritts $5,000,000 in full and final settlement and satisfaction of all obligations to Dr. Pritts and her affiliates under the WFI Documents, of which $525,000 was paid concurrently with the execution of the Term Sheet, and the remainder of which is payable as follows: $475,000 due June 30, 2025, $750,000 due September 30, 2025, $750,000 due December 31, 2025, $1,000,000 due March 31, 2026, $2,000,000 due June 30, 2026, and $500,000 due December 31, 2026. The Company shall provide Wood Violet with use of 25% of all gross funding proceeds above $2,000,000 raised within any six-month period to accelerate the payment of scheduled settlement payments in chronological order. The parties will enter into a consent judgment to resolve the complaint that would come into effect upon any breach of the Settlement Agreement. The parties agreed to settle all disputes, including those related to employment, acquisition, tax, and related matters, the termination of all employment, consulting, and similar agreements with Dr Pritts, and other customary terms, including, without limitation, indemnification and release of claims. The Company seeks to finalize and execute the Settlement Agreement and related documentation in the second quarter of 2025; however, there can be no assurance that the Settlement Agreement will be finalized and executed in the second quarter of 2025, if at all.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 as may be amended, supplemented, or superseded from time to time by other reports we file with the SEC. All amounts in this report are in U.S. dollars, unless otherwise noted.

Throughout this Quarterly Report on Form 10-Q, references to “we,” “our,” “us,” the “Company,” “INVO,” or “INVO Fertility, Inc.” refer to INVO Fertility, Inc.

Overview

We are, primarily, a healthcare services company focused on the fertility marketplace and dedicated to expanding access to assisted reproductive technology (“ART”) care for patients in need. Our principal commercial strategy is focused on building, acquiring and operating fertility clinics, including “INVO Centers” dedicated primarily to offering the intravaginal culture (“IVC”) procedure enabled by our INVOcell® medical device (“INVOcell”) and US-based, profitable in vitro fertilization (“IVF”) clinics. As of the date of this filing, we have two operational INVO Centers and one IVF clinic in the United States. We also continue to engage in the sale and distribution of our INVOcell technology solution into third-party owned and operated fertility clinics.

In October 2024, we acquired a 100% interest in Naya Therapeutics, Inc. (“NAYA Therapeutics” or “NTI”), a clinical-stage oncology and autoimmune technology company. As further described below, we recently announced our strategic decision to divest a majority ownership stake in this wholly owned subsidiary, rather than attempt to integrate it with our existing operations. As such, we will return to an exclusive focus on the fertility marketplace, as reflected by our name and ticker symbol changes to “INVO Fertility, Inc.” and “IVF”, respectively. Post-divestiture, it is our intention to retain our minority interest in NAYA Therapeutics.

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

In April 2025, not having received sufficient shareholder support for key elements of the NAYA Therapeutics transaction at a shareholder meeting scheduled for March 10, 2025 (further detail available below under Recent Developments – 2024 Annual Meeting), upon advice of counsel and of our proxy solicitation firm, as well general feedback from stakeholders, we elected to re-focus exclusively on our fertility business. As such, we recently changed our name to “INVO Fertility, Inc.” and our ticker symbol to “IVF”, and we expect to divest a majority interest in NAYA Therapeutics. This planned divestiture is subject to completing definitive transaction documents and key closing conditions, including receipt of necessary approvals. We anticipate completing the transaction during the second quarter of 2025.

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

Recent Developments

Warrant Inducement

On April 30, 2025, we entered into an inducement letter agreement (the “Inducement Letter Agreement”) with an institutional investor and existing holder (the “Holder”) of certain existing warrants (the “Existing Warrants”) to purchase up to 465,840 shares of our common stock. The Existing Warrants were originally issued on January 14, 2025, with an exercise price of $8.40 per share.

The issuance of the shares of common stock upon exercise of the Existing Warrants is registered pursuant to a registration statement on Form S-3 (File No. 333-283872), which was declared effective by the Securities and Exchange Commission (the “SEC”) on January 14, 2025.

Pursuant to the Inducement Letter Agreement, the Holder agreed to exercise the Existing Warrants for cash at the exercise price of $1.61 per share in consideration for our agreement to issue new unregistered warrants to purchase up to an aggregate of 698,760 shares of common stock at an exercise price of $1.61 per share (the “New Warrant”). The New Warrants will be exercisable upon receipt of such approval as may be required by the applicable rules and regulations of the Nasdaq Capital Market (or any successor entity) from the stockholders of INVO with respect to issuance of all of the New Warrants and the shares of common stock upon the exercise thereof (Stockholder Approval, and such date, the “Stockholder Approval Date”) and have a term of five years from the Stockholder Approval Date.

The aggregate gross proceeds to us from the exercise of the Existing Warrants was approximately $750,000, before deducting offering expenses payable by us.

Name Change

On April 14, 2025, we changed our corporate name to INVO Fertility, Inc., pursuant to an Amendment to Articles of Incorporation filed with the Nevada Secretary of State on April 14, 2025 (the “Name Change”). Pursuant to Nevada law, a stockholder vote was not necessary to effectuate the Name Change.

On April 28, 2025, our common stock ceased trading under the ticker symbol “NAYA” and began trading under our new ticker symbol, “IVF”, on the Nasdaq Capital Market.

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

The 2024 ASM was held solely to cover the Standard Proposals and to regain compliance under Nasdaq Rules 5620(a) and 5801(s)(2)(G) that require companies listed on Nasdaq to hold an annual meeting of stockholders within twelve months of the fiscal year’s end (the “ASM Rule”). Pursuant to the previously disclosed notice received from the staff (the “Staff”) of The Nasdaq Stock Market LLC, we had until February 25, 2025, to submit a plan to regain compliance under the ASM Rule. We submitted a plan to the Staff in a timely fashion and, on February 28, 2025, the Staff notified us that we were granted an extension until June 30, 2025, to regain compliance with the ASM Rule. On April 15, 2025, the Staff notified us that we were in compliance with the ASM Rule and the matter is now closed.

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

Nasdaq Compliance

Annual Meeting

On January 10, 2025, we received notice (the “ASM Notice”) from the Staff advising us that we no longer complied with the ASM Rule, as we did not hold an annual meeting of stockholders in the fiscal year ended December 31, 2024. The ASM Notice had no immediate effect on the listing of our common stock.

Pursuant to the ASM Notice, Nasdaq gave us 45 calendar days, or until February 24, 2025, to submit a plan to regain compliance. On February 24, 2025, we wrote to the Staff to present our plan to hold the 2024 ASM and, on February 28, 2025, we were granted our request for an extension until June 30, 2025. Having held the 2024 ASM on April 9, 2025, we have completed the required action to regain compliance with the ASM Rule and, on April 15, 2025, we received confirmation from the Staff that we have regained compliance under the ASM Rule.

Minimum Bid

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

Timely Filing

On April 16, 2025, we received a letter from the Staff indicating that we failed to file our Annual Report on Form 10-K for the year ended December 31, 2024 (the “10-K Filing”), on a timely basis and, as such, no longer satisfies Nasdaq Listing Rule 5250(c)(1) (the “Timely Filing Rule”).

The letter had no immediate effect on the listing of our common stock.

The letter also stated that, in accordance with Nasdaq rules, we had 60 calendar days from the date of the letter to submit a plan to regain compliance with the Timely Filing Rule. Should the Staff accept such plan, it could grant an exception of up to 180 calendar days from the Filing’s due date, or until October 13, 2025, to regain compliance.

On April 30, 2025, we filed the 10-K Filing and on May 8, 2025 we were notified by the Staff that we had regained compliance with the Timely Filing Rule and that the matter was now closed.

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

In connection with the January 2025 Offering, on January 13, 2025, we entered into a Class C-2 Preferred Stock Redemption Agreement (the “FNL C-2 Redemption Agreement”) with Five Narrow Lane, LP (“FNL”), pursuant to which we agreed to purchase and acquire from FNL 4,000 shares of our Series C-2 Convertible Preferred Stock (the “C-2 Preferred Stock”) for $4,000,000. Accrued dividends, plus any other accrued payments under the Certificate of Designations for the C-2 Preferred Stock, remain outstanding.

Pritts Litigation and Binding Settlement Term Sheet

On May 7, 2025, Dr. Pritts and the Pritts Trust filed a complaint in the Circuit Court of the State of Wisconsin, Dane County, against us and our subsidiaries INVO Centers LLC, Wisconsin Fertility and Reproductive Surgery Associates, S.C., and Wood Violet Fertility LLC. Dr. Pritts and the Pritts Trust have asserted causes of action arising out of the WFI Documents for breach of contract, breach of the implied covenant of good faith and fair dealing, tortious interference with contract (or, in the alternative, veil piercing), and unjust enrichment.

On May 14, 2025, INVO, Dr. Pritts, the Pritts Trust, and certain of their respective affiliates entered into binding term sheet (the “Term Sheet”) to settle all disputes between the parties pursuant to the terms set forth in the Term Sheet (the “Terms”). The parties agreed to cooperate in good faith to prepare and enter into a final settlement agreement (the “Settlement Agreement”) based on the terms set forth in the Term Sheet; provided, however, that unless and until the Settlement Agreement is executed, the Terms are binding on the parties. Under the Terms, Wood Violet agreed to pay Dr. Pritts $5,000,000 in full and final settlement and satisfaction of all obligations to Dr. Pritts and her affiliates under the WFI Documents, of which $525,000 was paid concurrently with the execution of the Term Sheet, and the remainder of which is payable as follows: $475,000 due June 30, 2025, $750,000 due September 30, 2025, $750,000 due December 31, 2025, $1,000,000 due March 31, 2026, $2,000,000 due June 30, 2026, and $500,000 due December 31, 2026. INVO shall provide Wood Violet with use of 25% of all gross funding proceeds above $2,000,000 raised within any six-month period to accelerate the payment of scheduled settlement payments in chronological order. The parties will enter into a consent judgment to resolve the complaint that would come into effect upon any breach of the Settlement Agreement. The parties agreed to settle all disputes, including those related to employment, acquisition, tax, and related matters, the termination of all employment, consulting, and similar agreements with Dr Pritts, and other customary terms, including, without limitation, indemnification and release of claims. We are seeking to finalize and execute the Settlement Agreement and related documentation in the second quarter of 2025; however, there can be no assurance that the Settlement Agreement will be finalized and executed in the second quarter of 2025, if at all.

Results of Operations

During the first quarter of 2025, our fertility revenue grew modestly compared to last year despite undergoing some planned downtime in the period. We also implemented certain new operational procedures in our largest clinic, Wisconsin, that caused a slight negative impact to our EBITDA for the quarter, but that we expect to deliver benefits moving forward.

Looking ahead to the rest of 2025, we expect our fertility operations to make further operational progress. As previously highlighted, our Wisconsin clinic, which we acquired in 2023 and which represented our first acquisition of an existing, profitable clinic, serves as a solid foundation for our business. We have resumed active pursuit of additional acquisitions of established and profitable IVF clinics with a view to accelerate our growth and drive our overall business to beyond cash flow break even and to profitability.

Although we anticipate our clinic operations will dominate our commercial efforts and revenue, we also will continue to work on expanding the distribution of the INVOcell to third party fertility clinics.

We expect to benefit from the ongoing growth in the ART market, which continues to experience positive trends, including (1) a large under-served potential patient population, (2) increasing infertility rates around the world, (3) growing awareness and education of fertility treatment options, (4) a growing acceptance of fertility treatment, (5) improvements in procedure techniques and hence improvements in pregnancy success rates, and (6) generally improving insurance (private and public) reimbursement trends.

As previously described, we completed the acquisition of NAYA Therapeutics in October of 2024. The original goal behind this transaction was to expand our business activities beyond fertility and to create a healthcare portfolio company initially focused on a commercial-stage fertility business combined with a unique clinical-stage oncology and autoimmune technology business.

In April 2025, not having received sufficient shareholder support for key elements of the NAYA Therapeutics transaction at a shareholder meeting scheduled for March 10, 2025 (further detail available above under Recent Developments – 2024 Annual Meeting), upon advice of counsel and of our proxy solicitation firm, as well as the hurdles to be overcome to receive shareholder approval, we elected to re-focus exclusively on our fertility business. This change in strategy involved a decision to divest a majority interest in NAYA Therapeutics and changing our name and ticker symbol to “INVO Fertility, Inc.” and “IVF”, respectively. We expect to complete this divestiture in the second quarter of 2025.

We remain enthusiastic about NTI’s prospects and will retain a minority stake, which we hope to monetize in the future through value appreciation that could be generated from the clinical development of its bifunctional antibodies.

Our revised corporate structure is intended to enable both businesses to focus on their respective opportunities and operations, with the existing management team and our board of directors set to lead the public company moving forward. NAYA Therapeutics will return to being a privately held biotechnology company led by its team and a separate board.

Comparison of the Three Months Ended March 31, 2025, and 2024

Revenue

Revenue for the three months ended March 31, 2025 was approximately $1.6 million, compared to approximately $1.6 million for the three months ended March 31, 2024.

Cost of Revenue

Cost of revenue for the three months ended March 31, 2025 was approximately $1.0 million, compared to approximately $0.9 million for the three months ended March 31, 2024. The increase in cost of revenue was primarily related to increased labor costs in the Wisconsin clinic.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses for the three months ended March 31, 2025 were approximately $2.6 million, compared to approximately $1.4 million for the three months ended March 31, 2024. The increase of approximately $1.2 million, or approximately 77%, was primarily related to the addition of NTI. Non-cash, stock-based compensation expense was $0.1 million in the period, compared to $0.2 million for the same period in the prior year.

Research and Development

Research and development costs for the three months ended March 31, 2025 were approximately $266 thousand compared to approximately $5 thousand for the three months ended March 31, 2024. The increase of approximately $261 thousand was primarily related to the addition of NTI.

Impairment Loss

Impairment loss for the three months ended March 31, 2025 were approximately $14.6 million compared to nil for the three months ended March 31, 2024. The increase of approximately $14.6 million is non cash and results from an impairment on the intangible assets related to the acquisition of NTI. We determined an impairment analysis was needed for the NTI goodwill due to an overall decline in our stock price as of March 31, 2025.

Gain (loss) from equity investment

Gain from equity investments for the three months ended March 31, 2025 was approximately $15 thousand, compared to a gain of approximately $104 for the three months ended March 31, 2024. The increase in gain is due to an increase in revenue from the equity method JV’s.

Interest Expense and Financing Fees

Interest expense and financing fees were approximately $0.3 million for the three months ended March 31, 2025, compared to approximately $0.2 million for the three months ended March 31, 2024.

Liquidity and Capital Resources

For the three months ended March 31, 2025, and 2024, we had net losses of approximately $17.4 million and $1.6 million, respectively, and an accumulated deficit of approximately $84.9 million as of March 31, 2025. Approximately $14.8 million of the net loss was related to non-cash expenses for the three months ended March 31, 2025, compared to $0.2 million for the three months ended March 31, 2024. We had negative working capital of approximately $17.1 million as of March 31, 2025, compared to negative working capital of approximately $16.6 million as of December 31, 2024. As of March 31, 2025, we had stockholder’s equity of approximately $2.8 million compared to stockholder’s equity of approximately $12.7 million as of December 31, 2024.

We have been dependent on raising capital from debt and equity financings to meet our needs for cash required to fund our operating expenses and investing activities. During the first three months of 2025, we received net proceeds of approximately $8.7 million for a public offering, which was partially used to redeem $4 million of preferred stock and repay approximately $1.1 million in debt. During the first three months of 2024, we received net proceeds of approximately $0.5 million for the sale of our preferred stock and $0.2 million in proceeds from the sale of notes payable. Until we can generate positive cash from operations, we will need to raise additional funding to meet our liquidity needs and to execute our business strategy. As in the past, we will seek debt and/or equity financing, which may not be available on reasonable terms, if at all.

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

Cash Flows

The following table shows a summary of our cash flows for the three months ended March 31, 2025 and 2024:

	2025	2024
Cash (used in) provided by:
Operating activities	(3,545,534)	(260,557)
Investing activities	(14,650)	(24,108)
Financing activities	3,659,195	527,366

Cash Flows from Operating Activities

As of March 31, 2025, we had approximately $0.8 million in cash, compared to approximately $0.5 million as of March 31, 2024. Net cash used in operating activities for the first nine months of 2025 was approximately $3.5 million, compared to approximately $0.3 million for the same period in 2024. The increase in net cash used in operating activities was primarily due to the increase in net loss related to the consolidation of NTI.

Cash Flows from Investing Activities

During the three months ended March 31, 2025, cash used in investing activities of $15 thousand was primarily related to the purchase of equipment for WFI. During the three months ended March 31, 2024, cash used in investing activities of $24 thousand was primarily related to the purchase of equipment for WFI.

Cash Flows from Financing Activities

During the three months ended March 31, 2025, cash provided by financing activities of approximately $3.7 million was primarily related to approximately $8.7 million of net proceeds from a public offering which was partially offset by a $4 million redemption of the C-2 Preferred Stock and approximately $1.1 million of debt repayment. During the three months ended March 31, 2024, cash provided by financing activities of approximately $0.5 million was primarily related to the sale of preferred stock and notes payable.

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

Our management, including the Chief Executive Officer and the Chief Financial Officer, has since carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. These disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2025 due to the material weaknesses described below.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (1992 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation of our internal control over financial reporting, management has concluded that, as of March 31, 2025, our internal control over financial reporting was not effective due to material weaknesses related to (1) a limited segregation of duties due to our lack of formal control documentation, limited resources, and the small number of employees, and (2) a lack of adequate accounting resources to properly account for complex accounting transactions. Management has determined that these control deficiencies constitute material weaknesses, which could result in material misstatements of significant accounts and disclosures that could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

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

Elizabeth Pritts and the Elizabeth Pritts Revocable Living Trust

On May 7, 2025, Dr. Elizabeth Pritts (“Dr. Pritts”) and the Elizabeth Pritts Revocable Living Trust (the “Pritts Trust”) filed a complaint in the Circuit Court of the State of Wisconsin, Dane County, against the Company and its subsidiaries INVO Centers LLC, Wisconsin Fertility and Reproductive Surgery Associates, S.C., and Wood Violet Fertility LLC. Dr. Pritts and the Pritts Trust have asserted causes of action arising out of the WFI Documents for breach of contract, breach of the implied covenant of good faith and fair dealing, tortious interference with contract (or, in the alternative, veil piercing), and unjust enrichment.

On May 14, 2025, the Company, Dr. Pritts, the Pritts Trust, and certain of their respective affiliates entered into binding term sheet (the “Term Sheet”) to settle all disputes between the parties pursuant to the terms set forth in the Term Sheet (the “Terms”). The parties agreed to cooperate in good faith to prepare and enter into a final settlement agreement (the “Settlement Agreement”) based on the terms set forth in the Term Sheet; provided, however, that unless and until the Settlement Agreement is executed, the Terms are binding on the parties. Under the Terms, Wood Violet agreed to pay Dr. Pritts $5,000,000 in full and final settlement and satisfaction of all obligations to Dr. Pritts and her affiliates under the WFI Documents, of which $525,000 was paid concurrently with the execution of the Term Sheet, and the remainder of which is payable as follows: $475,000 due June 30, 2025, $750,000 due September 30, 2025, $750,000 due December 31, 2025, $1,000,000 due March 31, 2026, $2,000,000 due June 30, 2026, and $500,000 due December 31, 2026. The Company shall provide Wood Violet with use of 25% of all gross funding proceeds above $2,000,000 raised within any six-month period to accelerate the payment of scheduled settlement payments in chronological order. The parties will enter into a consent judgment to resolve the complaint that would come into effect upon any breach of the Settlement Agreement. The parties agreed to settle all disputes, including those related to employment, acquisition, tax, and related matters, the termination of all employment, consulting, and similar agreements with Dr Pritts, and (8) other customary terms, including, without limitation, indemnification and release of claims. The Company seeks to finalize and execute the Settlement Agreement and related documentation in the second quarter of 2025; however, there can be no assurance that the Settlement Agreement will be finalized and executed in the second quarter of 2025, if at all.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Under that certain 7% senior secured convertible promissory debenture in the principal amount of $3,934,146 due December 11, 2025, events of default have occurred, to wit, the failure to make monthly interest payments, to redeem monthly debenture amounts, to file a resale registration statement, and to have such resale registration statement declared effective. As of the date of this filing, the total amount of the default in arrears, including principal and interest, is $1,483,806. The holder of the debenture has not elected to exercise any remedies upon occurrence of event of default and has agreed in principle to exchange the debenture for an amended and restated debenture. The parties seek to finalize and execute the definitive amended debenture in the near term.

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

(a)	None.

(b)	None.

(c)	Insider Adoption or Termination of Trading Arrangements

During the fiscal quarter ended March 31, 2025, none of our directors or officers informed us of the adoption, modification, or termination of a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as such terms are defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Description

10.1*	Binding Term Sheet dated May 14, 2025 between the registrant and Dr. Elizabeth Pritts

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 is formatted in Inline XBRL

* Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 20, 2025.

INVO Fertility, Inc.

Date: May 20, 2025	By:	/s/ Steven Shum
Steven Shum, Chief Executive Officer
(Principal Executive Officer)

Date: May 20, 2025	By:	/s/ Andrea Goren
Andrea Goren, Chief Financial Officer
(Principal Financial and Accounting Officer)

