Form 10-Q
period 2025-06-30
INVO Fertility, Inc.
filed 2025-08-14
CIK 1417926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 14, 2025, the Registrant had 4,363,016 shares of common stock outstanding.

INVO FERTILITY, INC. FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

INVO FERTILITY, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30,	December 31,
	2025	2024
		(audited)
ASSETS
Current assets
Cash	$549,181	$619,520
Accounts receivable	242,255	174,881
Inventory	212,611	219,764
Prepaid expenses and other current assets	395,306	180,853
Current assets held for sale	-	123,313
Total current assets	1,399,353	1,318,331
Property and equipment, net	428,746	466,684
Lease right of use	2,160,380	2,283,784
Intangible assets, net	1,535,845	3,275,931
Goodwill	5,878,986	5,878,986
Equity investments	645,944	740,759
Note receivable	4,803,175	-
Investment in NAYA	2,466,810	-
Noncurrent assets held for sale	-	32,484,707
Total assets	$19,319,239	$46,449,182
LIABILITIES, MEZZANINE EQUITY, AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$2,226,600	$3,113,660
Accrued compensation	365,694	713,483
Convertible notes payable – current portion, net	2,888,947	5,173,293
Notes payable – related parties, net	880,000	880,000
Deferred revenue	834,850	602,359
Lease liability, current portion	256,620	239,125
Additional payments for acquisition, current portion	5,000,000	2,500,000
Other current liabilities	10,500	410,000
Current liabilities held for sale	-	4,294,521
Total current liabilities	12,463,211	17,926,441
Notes payable, net of current portion	1,041,492	1,128,713
Lease liability, net of current portion	2,058,063	2,189,555
Additional payments for acquisition, net of current portion	1,125,000	5,000,000
Total liabilities	16,687,766	26,244,709

Mezzanine equity
Series C-2 Preferred Stock $1,000.00 par value; 20,000 shares authorized; 10,719 and 8,576 issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	-	7,457,000

Stockholders’ equity
Series C-1 Preferred Stock, $1,000.00 par value; 0 and 30,375 shares authorized; 0 and 30,375 issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	-	30,375,000
Series C-2 Preferred Stock $1,000.00 par value; 20,000 shares authorized; 10,719 and 8,576 issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	10,121,922	-
Common Stock, $.0001 par value; 50,000,000 shares authorized; 828,110 and 124,345 issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	83	12
Additional paid-in capital	82,712,709	49,537,079
Accumulated deficit	(90,203,241)	(67,164,618)
Total stockholders’ equity	2,631,473	12,747,473
Total liabilities, mezzanine equity, and stockholders’ equity	$19,319,239	$46,449,182

The accompanying notes are an integral part of these consolidated financial statements.

INVO FERTILITY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

Revenue:
Clinic revenue	$1,832,094	$1,807,921	$3,453,647	$3,345,120
Product revenue	31,560	28,676	47,192	67,763
Total revenue	1,863,654	1,836,597	3,500,839	3,412,883
Operating expenses
Cost of revenue	1,093,603	861,648	2,138,532	1,711,882
Selling, general and administrative expenses	2,193,049	2,647,524	3,750,371	4,088,110
Research and development expenses	-	-	-	4,880
Impairment loss	1,397,353	-	1,397,353	-
(Gain) loss on disposal of fixed assets	-	(50,000)	-	511,663
Depreciation and amortization	169,737	230,338	404,199	457,298
Total operating expenses	4,853,742	3,689,510	7,690,455	6,773,833
Loss from operations	(2,990,088)	(1,852,913)	(4,189,616)	(3,360,950)
Other income (expense):
Gain (loss) from equity method joint ventures	(19,911)	17,846	(4,815)	17,950
Gain on lease termination	-	-	-	94,551
Loss on debt extinguishment	(692,270)	(40,491)	(692,270)	(40,491)
Gain on settlement (Note 17)	714,500	-	714,500	-
Interest expense	(221,325)	(369,612)	(529,164)	(550,907)
Total other income (expense)	(219,006)	(390,257)	(511,749)	(478,897)
Net loss from continuing operations before income taxes	(3,209,094)	(2,245,170)	(4,701,365)	(3,839,847)
Income taxes	-	-	-	1,836
Net loss from continuing operations	(3,209,094)	(2,245,170)	(4,701,365)	(3,841,683)
Discontinued operations (Note 3)
Loss on disposal of NTI	(1,534,517)	-	(1,534,517)	-
Loss on discontinued operations of NTI	(541,247)	-	(16,452,562)	-
Net loss	(5,284,858)	(2,245,170)	(22,688,444)	(3,841,683)
Loss from continuing operations per share
Basic	$(7.95)	$(22.39)	$(15.72)	$(45.01)
Diluted	$(7.95)	$(22.39)	$(15.72)	$(45.01)
Loss from discontinued operations per common share
Basic	$(1.49)	$-	$(55.00)	$-
Diluted	$(1.49)	$-	$(55.00)	$-
Loss per common share:
Basic	$(13.30)	$(22.39)	$(75.85)	$(45.01)
Diluted	$(13.30)	$(22.39)	$(75.85)	$(45.01)
Weighted average number of common shares outstanding:
Basic	397,440	100,276	299,114	85,360
Diluted	397,440	100,276	299,114	85,360

The accompanying notes are an integral part of these consolidated financial statements.

INVO FERTILITY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Stockholders’ Equity											Mezzanine Equity
	Common Stock		Series A Preferred Stock		Series B Preferred Stock		Series C-1 Preferred Stock		Additional Paid-in	Accumulated		Series C-2 Preferred Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total	Shares	Amount
Balances, December 31, 2023	69,237	$7	-	$-	1,200,000	$6,000,000	-	$-	$52,710,963	$(57,818,145)	$892,825	-	$-
Common stock issued to directors and employees	-	-	-	-	-	-	-	-	92	-	92	-	-
Common stock issued for services	3,487	-	-	-	-	-	-	-	142,450	-	142,450	-	-
Preferred stock issued	-	-	100,000	500,000	-	-	-	-	-	-	500,000	-	-
Stock options issued to directors and employees as compensation	-	-	-	-	-	-	-	-	71,301	-	71,301	-	-
Net Loss	-	-	-	-	-	-	-	-	-	(1,596,513)	(1,596,513)	-	-
Balances, March 31, 2024	72,724	$7	100,000	$500,000	1,200,000	$6,000,000	-	-	$52,924,806	$(59,414,658)	$10,155	-	-
Common stock issued to directors and employees	-	-	-	-	-	-	-	-	61	-	61	-	-
Common stock issued to service providers	1,922	-	-	-	-	-	-	-	59,998	-	59,998	-	-
Preferred stock issued	-	-	201,280	1,006,404	-	-	-	-	-	-	1,006,404	-	-
Stock issued for cash	7,223	1	-	-	-	-	-	-	165,130	-	165,131	-	-
Warrants issued with notes payable	-	-	-	-	-	-	-	-	188,755	-	188,755	-	-
Convertible note modification/extinguishment	-	-	-	-	-	-	-	-	40,491	-	40,491	-	-
Warrants issued	-	-	-	-	-	-	-	-	971,012	-	971,012	-	-
Debt conversion	3,054	-	-	-	-	-	-	-	197,033	-	197,033	-	-
Warrant exercise	22,417	2	-	-	-	-	-	-	900,609	-	900,611	-	-
Stock options issued to directors and employees	-	-	-	-	-	-	-	-	69,035	-	69,035	-	-
Deemed dividend	-	-	-	-	-	-	-	-	250,635	(250,635)	-	-	-
Net loss attributable to INVO Fertility, Inc	-	-	-	-	-	-	-	-	-	(2,245,170)	(2,245,170)	-	-
Balance, June 30, 2024	107,340	10	301,280	1,506,404	1,200,000	6,000,000	-	-	55,767,565	(61,910,463)	1,363,516	-	-

Balances, December 31, 2024	124,345	$12	-	$-	-	$-	30,375	30,375,000	$49,537,079	$(67,164,618)	$12,747,473	8,576	7,457,000

Common stock issued, net of fees and expenses	72,545	7	-	-	-	-	-	-	8,747,895	-	8,747,902	-	-
Preferred stock redemption	-	-	-	-	-	-	-	-	(521,922)		(521,922)	(4,000)	(3,478,078)
Warrant exercise - cashless	2,914	-	-	-	-	-	-	-	-	-	-	-	-
Warrant exercise - prefunded	48,892	5	-	-	-	-	-	-	83	-	88	-	-
Stock options issued to directors and employees as compensation	-	-	-	-	-	-	-	-	70,655	-	70,655	-	-
Accrued dividend on preferred stock	-	-	-	-	-	-	-	-	-	(305,245)	(305,245)	-	-
Rounding for reverse split	54	-	-	-	-	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	-	(17,403,586)	(17,403,586)	-	-
Balances, March 31 2025	248,750	$24	-	$-	-	$-	30,375	30,375,000	$57,833,790	$(84,873,449)	$3,335,365	4,576	3,978,922

	Stockholders’ Equity
	Common Stock		Series A Preferred Stock		Series B Preferred Stock		Series C-1 Preferred Stock		Series C-2 Preferred Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balances, March 31 2025	248,750	$24	-	$-	-	$-	30,375	30,375,000	-	-	$57,833,790	$(84,873,449)	$3,335,365
Reclassification of Series C-2 Preferred stock from mezzanine equity	-	-	-	-	-	-	-	-	4,576	3,978,922	-	-	-
Common stock issued, net of fees and expenses	10,167	1	-	-	-	-	-	-	-	-	62,264	-	62,265
Debt conversion	87,720	9	-	-	-	-	-	-	2,430	2,430,000	249,991	-	2,680,000
Warrant exercise - cashless	12,756	1	-	-	-	-	-	-	-	-	(1)	-	-
Warrant exercise - prefunded	256,770	26	-	-	-	-	-	-	-	-	774	-	800
Warrant exercise	211,947	22	-	-	-	-	-	-	-	-	1,023,727	-	1,023,749
C-1 to C-2 exchange	-	-	-	-	-	-	(2,025)	(2,025,000)	3,213	3,213,000	(837,821)	-	350,179
Divesture of NAYA	-	-	-	-	-	-	(28,350)	(28,350,000)	-	-	24,368,110	-	(3,981,890)
Preferred stock issued	-	-	-	-	-	-	-	-	500	500,000	-	-	500,000
Dividends on preferred stock	-	-	-	-	-	-	-	-	-	-	-	(44,934)	(44,934)
Stock options issued to directors and employees as compensation	-	-	-	-	-	-	-	-	-	-	11,875	-	11,875
Net loss	-	-	-	-	-	-	-	-	-	-	-	(5,284,858)	(5,284,858)
Balances, June 30, 2025	828,110	$83	-	$-	-	$-	-	-	10,719	10,121,922	$82,712,709	$(90,203,241)	$2,631,473

The accompanying notes are an integral part of these consolidated financial statements.

INVO FERTILITY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended
	June 30,
	2025	2024
Cash flows used in operating activities:
Net loss	$(22,688,444)	$(3,841,683)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation issued for services	668,805	1,173,460
Stock compensation issued to directors and employees	-	153
Fair value of stock options issued to employees	82,530	140,336
Non-cash compensation for services	90,000	90,000
Amortization of discount on notes payable	130,908	349,010
Loss (gain) from equity method investment	4,815	(17,950)
Loss from debt extinguishment	692,270	40,491
Impairment loss	16,042,422	-
Loss from disposal of assets	-	511,663
Loss on disposition	1,534,517	-
Gain on settlement	(774,500)	-
Gain on lease termination	-	(94,551)
Depreciation and amortization	404,198	457,298
Changes in assets and liabilities:
Accounts receivable	(67,374)	(116,660)
Inventory	7,153	14,441
Prepaid expenses and other current assets	(274,633)	(469,479)
Accounts payable and accrued expenses	(689,107)	35,435
Accrued compensation	216,480	(75,413)
Deferred revenue	232,491	7,976
Other current liabilities	(1,000,000)	-
Leasehold liability	9,407	10,080
Accrued interest	114,907	69,179
Net cash used in operating activities	(5,263,155)	(1,716,214)
Cash used in investing activities:
Payments to acquire property, plant, and equipment	(23,527)	(104,829)
Proceeds from sale of fixed assets	-	75,590
Divesture of NAYA	(6,569)	-
Net cash used in investing activities	(30,096)	(29,239)
Cash from financing activities:
Proceeds from the sale of notes payable	-	442,500
Proceeds from the sale of common stock, net of offering costs	8,747,902	165,131
Proceeds from sale of preferred stock	500,000	1,506,404
Proceeds from warrant exercise	1,024,637	900,611
Preferred stock redemption	(4,000,000)	-
Principal payments on notes payable	(1,171,503)	(558,683)
Net cash provided by financing activities	5,101,036	2,455,963

Increase (decrease) in cash and cash equivalents	(192,215)	710,510
Cash and cash equivalents at beginning of period	741,396	232,424
Cash and cash equivalents at end of period	$549,181	$942,934
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$283,348	$108,513
Noncash activities:
Preferred stock redemption adjustment	521,922	-
Common and preferred stock issued upon conversion notes payable and accrued interest	2,050,000	197,033
Preferred stock exchange	1,188,000	-
Fair value of warrants issued with debt	-	188,755
Deemed dividend	-	250,635
Common stock issued for accounts payable	23,460	-

The accompanying notes are an integral part of these consolidated financial statements.

INVO FERTILITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

(UNAUDITED)

Note 1 – Summary of Significant Accounting Policies

Description of Business

INVO Fertility, Inc., (“INVO” or the “Company”) is a healthcare services and technology company focused on the fertility marketplace and dedicated to expanding access to assisted reproductive technology (“ART”) care for patients in need. The Company’s principal commercialization strategy is focused on building, acquiring and operating fertility clinics, including “INVO Centers” dedicated primarily to offering the intravaginal culture (“IVC”) procedure enabled by its INVOcell medical device (“INVOcell”) and US-based, profitable in vitro fertilization (“IVF”) clinics. As of the date of this filing, the Company has two operational INVO Centers and one IVF clinic in the United States. The Company also continues to engage in the sale and distribution of its INVOcell technology solution into third-party owned and operated fertility clinics. The Company’s proprietary technology, INVOcell, is a revolutionary medical device that allows fertilization and early embryo development to take place in vivo within the woman’s body. This treatment solution is the world’s first IVC technique for the incubation of oocytes and sperm during fertilization and early embryo development. The Company intends to seek out additional, innovative fertility-focused technologies, to license or acquire in order to utilize within its operating clinics. In addition, the Company owns 19.9% of NAYA Therapeutics, Inc. (“NTI”), a clinical-stage oncology and autoimmune technology business, after divesting the remaining 80.1% in the second quarter of 2025 to focus exclusively on the fertility marketplace.

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

The Company considers events or transactions that have occurred after the consolidated balance sheet date of June 30, 2025, but prior to the filing of the consolidated financial statements with the SEC in this Quarterly Report on Form 10-Q, to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure, as applicable. Subsequent events have been evaluated through the date of the filing of this Quarterly Report on Form 10-Q.

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

Discontinued Operations

The Company accounted for the divesture of its NAYA Therapeutics (“NTI”) subsidiary in accordance with ASC 205 Discontinued Operations (“ASC 205”). ASC 205 requires that a component of an entity that has been disposed of or is classified as held for sale, has operations and cash flows that can be clearly distinguished from the rest of the entity, and represents a strategic shift that has (or will have) a major effect on the reporting entity’s financial results must be reported as discontinued operations. The divesture of NTI met the held-for-sale criteria as defined in ASC 205.

In the period a component of an entity is classified as a discontinued operation, the results of operations for the periods presented are reclassified into separate line items in the unaudited condensed consolidated statements of operations and the assets and liabilities of the discontinued operation are also reclassified into separate line items on the related condensed consolidated balance sheets. Prior period amounts are also adjusted to reflect discontinued operations presentation. All amounts included in the notes to the unaudited condensed consolidated financial statements relate to continuing operations unless otherwise noted.

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

Derivatives

The Company reviews the conversion features of all liability and equity instruments based on the requirements of ASC 815, “Derivatives and Hedging” to determine if the conversion feature represents an embedded derivative. The Company determined there were no embedded derivatives as of June 30, 2025.

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

Concentration of Credit Risk

Cash includes amounts deposited in financial institutions in excess of insurable Federal Deposit Insurance Corporation (“FDIC”) limits. As of June 30, 2025, the Company had cash balances in excess of FDIC limits.

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

The Company’s Therapeutics segment did not generate revenue. This segment was divested during the second quarter of 2025.

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

Loss Per Share

Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding. Diluted earnings per share are computed similarly to basic earnings per share except that the denominator is increased to include potentially dilutive securities. The Company’s diluted loss per share is the same as the basic loss per share for the six months ended June 30, 2025, and 2024, as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net loss (numerator)	$(5,284,858)	(2,245,170)	(22,688,444)	(3,841,683)
Basic and diluted weighted-average number of common shares outstanding (denominator)	397,440	100,276	299,114	85,360
Basic and diluted net loss per common share	(13.30)	(22.39)	(75.85)	(45.01)

The Company has excluded the following dilutive securities from the calculation of fully diluted shares outstanding because the result would have been anti-dilutive:

	As of June 30,
	2025	2024
Options	2,072	2,722
Convertible notes and interest	1,007,753	14,786
Preferred stock	10,719	1,501,280
Warrants and unit purchase options	528,334	114,752
Total	1,548,878	1,633,540

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

Note 2 – Liquidity

Historically, the Company has funded its cash and liquidity needs primarily through revenue collection and debt and equity financings. For the six months ended June 30, 2025, and 2024, the Company incurred a net loss of approximately $22.7 million and $3.8 million, respectively, and has an accumulated deficit of approximately $90.2 million as of June 30, 2025. Approximately $19.0 million of the net loss was related to non-cash expenses for the six months ended June 30, 2025, compared to $2.6 million for the six months ended June 30, 2024.

As of June 30, 2025, we had approximately $0.5 million in cash, compared to approximately $0.9 million as of June 30, 2024. Net cash used in operating activities for the first six months of 2025 was approximately $5.3 million, compared to approximately $1.7 million for the same period in 2024.

The Company has been dependent on raising capital from debt and equity financings to meet its needs for cash used in operating and investing activities. During the first six months of 2025, we received $0.5 million for the sale of our preferred stock, $1.0 million from the exercise of warrants, and $8.7 million in net proceeds for a public offering, which was partially used to redeem $4 million of preferred stock and repay approximately $1.1 million in debt. Over the next 12 months, the Company’s plan includes growing the Wisconsin Fertility Institute and pursuing the acquisition of additional U.S.-based, profitable IVF clinics. Until the Company can generate positive cash from operations, it will need to raise additional funding to meet its liquidity needs and to execute its business strategy. Cash on hand and cash flows generated internally by the Company may not be adequate to fund its limited overhead and other cash requirements over the next twelve months. As in the past, the Company will seek debt and/or equity funding, which may not be available on reasonable terms, if at all.

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

At the Effective Time and as a result of the consummation of the Merger:

● Each share of Class A common stock, par value $0.000001 per share, and Class B common stock, par value $0.000001 per share, of NTI (“NTI common stock”) outstanding immediately prior to the Effective Time, other than certain excluded shares held by NTI as treasury stock or owned by the Company or Merger Sub, automatically converted into the right to receive 3,282 shares of the Company’s common stock and 30,375 shares of the Company’s newly-designated Series C-1 Convertible Preferred Stock (the “Series C-1 Preferred”). See “Note 12 – Stockholders’ Equity” for additional information on the Series C-1 Preferred.

● Certain outstanding debt obligations of NTI, including a portion of an amended and restated senior secured convertible debenture issued to Five Narrow Lane LP (“FNL”), with a combined principal balance of $8,575,833 converted into the right to receive 18,598 shares of the Company’s common stock and 8,576 shares of the Company’s newly-designated Series C-2 Convertible Preferred Stock (the “Series C-2 Preferred”). The Company and FNL have agreed that the Company shall issue to FNL a pre-funded common stock purchase warrant (the “NAYA Acquisition Pre-funded Warrants”) to purchase up to 12,764 shares of the Company’s common stock in lieu of 12,764 shares of the aforementioned common stock. See “Note 12 – Stockholders’ Equity” for additional information on the Series C-2 Preferred.

● The remaining balance of the amended and restated senior secured convertible debenture issued to FNL in the amount of $3,934,146 was exchanged for a 7.0% senior secured convertible debenture in the principal balance of $3,934,146 due December 11, 2025 (the “Convertible Debenture”). A description of the rights, preferences, and privileges of the Convertible Debenture are set forth below in “Note 10 – Notes Payable.”

The allocation of the purchase price is as follows:

Consideration given:
Common Stock	$214,937
NAYA Acquisition Pre-funded Warrants	300,978
Series C-1 Preferred	17,691,000
Series C-2 Preferred	7,457,000
Convertible Debenture	3,934,146
29,598,061

Assets and liabilities acquired:
Cash	472,008
Other current assets	40,747
Tradename	257,000
In process R&D	14,571,000
Goodwill	17,656,707
AP & accrued liabilities	(3,109,039)
Debt	(290,362)
29,598,061

On June 2, 2025, the Company divested a majority stake in NTI. The Company elected to redeem all outstanding shares of Series C-1 Preferred at a redemption price of 113.855837742504 shares of Class A Common Stock of NTI for each share of C-1 Preferred being redeemed. Immediately, prior to the redemption, the Company was the holder of 3,227,813 shares of Class A Common Stock of NTI, representing all outstanding common shares of NTI. The Company retained 6,300 shares of Series A Preferred Stock of NTI, which represents 19.9% of the outstanding common stock on an as-if converted basis. In addition, on May 28, 2025, NTI issued a secured convertible promissory note (“NTI Note Receivable”) in the principal amount of $4,803,175 to the Company. The NTI Note Receivable carries an interest rate of 7% per annum and has a maturity date of November 28, 2026. In the event of a Qualified IPO or Qualified Securities transaction, the NTI Note Receivable shall convert into share of NTI Class A Common Stock at a conversion price equal to the closing sale price of the IPO or Qualified Securities, subject to beneficial ownership limitations.

The Company recognized a loss of $1,534,517 upon the disposition of the 80.1% ownership of NTI.

Consideration received:
Series C-1 Preferred	2,466,810
NTI Note Receivable	4,803,175
NTI Series A Preferred	3,879,611
$11,149,596

Assets and liabilities divested:
Cash	6,569
Other current assets	16,700
Tradename	257,000
In process R&D	14,571,000
Goodwill	3,011,638
AP & accrued liabilities	(4,804,016)
Debt	(374,778)
Net assets	$12,684,113

Loss on disposition	$1,534,517

The Company’s consolidated financial statements for the six months ended June 30, 2025, include NTI’s results of operations through June 2, 2025. The Company’s consolidated financial statements reflect the purchase accounting adjustments in accordance with ASC 805 “Business Combinations”, whereby the purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values on the acquisition date as well as deconsolidation adjustments in accordance with ASC 810 “Consolidation”, whereby the loss upon disposition was recognized.

The carrying amounts of major classes of assets and liabilities held for sale are as follows:

December 31, 2024
ASSETS
Cash	121,876
Prepaid expenses and other current assets	1,437
Intangible assets, net	14,828,000
Goodwill	17,656,707
Total assets held for sale	$32,608,020
LIABILITIES
Accounts payable and accrued liabilities	4,009,743
Notes payable, net	284,778
Total liabilities held for sale	$4,294,521

The major classes of line items constituting loss from discontinued operations are as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenue	-	-	-	-
Cost of revenue	-	-	-	-
Selling, general and administrative expenses	411,153	-	1,408,305	-
Research and development expenses	127,807	-	393,470	-
Impairment loss	-	-	14,645,069	-
Depreciation and amortization	-	-	-	-
Interest expense	2,287	-	5,718	-
Loss on discontinued operations	$541,247	$-	$16,452,562	$-

There were no depreciation, amortization, capital expenditures, or significant operating and investing noncash items related to the discontinued operations

Note 4 – Variable Interest Entities

Consolidated VIEs

Bloom INVO, LLC

On June 28, 2021, INVO Centers LLC (“INVO CTR”) entered into a limited liability company agreement (the “Bloom Agreement”) with Bloom Fertility, LLC (“Bloom”) to establish a joint venture entity, formed as “Bloom INVO LLC” (the “Georgia JV”), for the purposes of commercializing INVOcell, and the related IVC procedure, through the establishment of an INVO Center in the Atlanta, Georgia metropolitan area (the “Atlanta Clinic”).

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

The Bloom Agreement provides Bloom with a “profits interest” in the Georgia JV and, in connection with such profits interest, states that profits and losses be allocated to its members based on a hypothetical liquidation of the Georgia JV. In such a scenario, liquidation proceeds would be distributed in the following order: (a) to INVO CTR until the difference between its capital contributions and distributions equals $0; (b) to Bloom until its distributions equal 150% of the liquidation amounts distributed to INVO CTR (a “catch-up” to rebalance the distributions between members); and (c) thereafter on a pro rata basis. The Georgia JV had no assets or liabilities at the time the units were issued, and, as of June 30, 2025, INVO CTR had made capital contributions greater than the net loss of the Georgia JV. As such, the entire net loss was allocated to INVO CTR, and no loss was allocated to the noncontrolling interest of Bloom.

The Atlanta Clinic opened to patients on September 7, 2021.

The Company determined the Georgia JV is a VIE, and that the Company is its primary beneficiary because the Company has an obligation to absorb losses that are potentially significant and the Company controls the majority of the activities that impact the Georgia JV’s economic performance, specifically control of the INVOcell and lab services quality management. As a result, the Company consolidated the Georgia JV’s results with its own. As of June 30, 2025, the Company invested $0.9 million in the Georgia JV in the form of capital contributions as well as $0.5 million in the form of a note. For the six months ended June 30, 2025 and 2024, the Georgia JV recorded net losses of $32 thousand and $47 thousand respectively. Noncontrolling interest in the Georgia JV was $0.

Unconsolidated VIEs

HRCFG INVO, LLC

On March 10, 2021, INVO CTR entered into a limited liability company agreement with HRCFG, LLC (“HRCFG”) to establish a joint venture, formed as HRCFG INVO, LLC (the “Alabama JV”), for the purpose of commercializing INVOcell, and the related IVC procedure, through the establishment of an INVO Center in Birmingham, Alabama (the “Birmingham Clinic”). The Company also provides certain funding to the Alabama JV. INVO CTR and HRCFG party owns 50% of the Alabama JV.

The Birmingham clinic opened to patients on August 9, 2021.

The Company determined the Alabama JV is a VIE, and that there is no primary beneficiary. As a result, the Company uses the equity method to account for its interest in the Alabama JV. As of June 30, 2025, the Company invested $1.1 million in the Alabama JV in the form of a note. For the six months ended June 30, 2025, the Alabama JV recorded net loss of $10 thousand, of which the Company recognized a loss from equity method investments of $5 thousand. For the six months ended June 30, 2024, the Alabama JV recorded a net income of $36 thousand, of which the Company recognized a gain from equity method investments of $18 thousand.

The following table summarizes our investments in unconsolidated VIEs:

			Carrying Value as of
	Location	Percentage Ownership	June 30, 2025	December 31, 2024
HRCFG INVO, LLC	Alabama, United States	50%	$645,944	740,759
Total investment in unconsolidated VIEs			$645,944	740,759

Earnings from investments in unconsolidated VIEs were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
HRCFG INVO, LLC	$(19,911)	$17,846	$(4,815)	$17,950
Total earnings (loss) from unconsolidated VIEs	(19,911)	17,846	(4,815)	17,950

The following tables summarize the combined unaudited financial information of our unconsolidated VIEs:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Statements of operations:
Operating revenue	$356,799	$333,308	$679,009	$665,622
Operating expenses	(385,719)	(297,616)	(677,736)	(629,722)
Net profit (loss)	(28,920)	35,692	1,273	35,900

	June 30, 2025	December 31, 2024
Balance sheets:
Current assets	$76,878	105,949
Long-term assets	434,875	481,102
Current liabilities	(134,893)	(119,436)
Net assets	$376,860	467,615

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

The following table summarizes the Company’s transactions with VIEs:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Bloom INVO, LLC
INVOcell revenue	$9,000	$4,500	$13,500	$15,000
Unconsolidated VIEs
INVOcell revenue	$-	$-	$3,000	$7,500

The Company had balances with VIEs as follows:

	June 30, 2025	December 31, 2024
Bloom INVO, LLC
Accounts receivable	$37,500	37,500
Notes payable	504,573	497,321
Unconsolidated VIEs
Accounts receivable	$25,500	22,500

Note 6 – Inventory

Components of inventory are as follows:

	June 30, 2025	December 31, 2024
Raw materials	$51,501	$53,537
Finished goods	161,110	166,227
Total inventory	$212,611	$219,764

Note 7 – Property and Equipment

The estimated useful lives and accumulated depreciation for equipment are as follows as of June 30, 2025, and December 31, 2024:

Estimated Useful Life
Manufacturing equipment	6 to 10 years
Medical equipment	10 years
Office equipment	3 to 7 years

	June 30, 2025	December 31, 2024
Manufacturing equipment	$132,513	$132,513
Medical equipment	506,672	483,145
Office equipment	89,904	89,904
Leasehold improvements	96,817	96,817
Less: accumulated depreciation	(397,160)	(335,695)
Total equipment, net	$428,746	$466,684

During the six months ended June 30, 2025, and 2024, the Company recorded depreciation expense of $61,465 and $25,963, respectively.

For the six months ended June 30, 2025, and 2024, the Company recognized a loss on disposal of fixed assets of $0 and $511,663, respectively.

Note 8 – Intangible Assets and Goodwill

Components of intangible assets are as follows:

	June 30, 2025	December 31, 2024
Tradename	$253,000	$510,000
Noncompetition agreement	1,980,500	3,961,000
Goodwill	5,878,986	5,878,986
Less: accumulated amortization	(697,655)	(938,069)
Total intangible assets	$7,414,831	$9,411,917

As part of the Wisconsin Fertility Institute (“WFI”) acquisition, that closed on August 10, 2023, the Company acquired a tradename valued at $253,000, noncompetition agreements valued at $3,961,000 and goodwill of $5,878,986 which includes assembled workforce valued at $34,000. The tradename was deemed to have a useful life of 10 years. The noncompetition agreements were deemed to have a useful life of 5 years. The Company recognized an impairment of $1,397,353 on the noncompetition agreement as the Company agreed to release Dr. Pritts from her noncompetition agreement as part of a settlement and binding term sheet entered into with Dr. Pritts on May 14, 2025. See Note 17 – Commitments and Contingencies for additional information on the settlement and binding term sheet.

As part of the NTI acquisition, that closed on October 11, 2024, the Company acquired a tradename valued at $257,000, in-process research and development valued at $14,571,000, and goodwill of $17,656,707, which includes assembled workforce valued at $203,000. The NTI tradename and in-process research and development were deemed to have an indefinite useful life. These assets were derecognized upon the disposition of the majority stake of NTI on June 2, 2025. See “Note 3 – Business Combination” for additional information on the NTI disposition.

During the six months ended June 30, 2025, and 2024, the Company recorded amortization expenses related to intangible assets of $342,733 and $204,375, respectively. This amortization expense is related to the WFI tradename and WFI noncompetition agreements.

Goodwill has an indefinite useful life and is therefore not amortized. The Company performed an impairment analysis as of March 31, 2025, and determined the goodwill of NTI was impaired by $14,645,069.

The Company determined an impairment analysis was needed for the NTI goodwill due to an overall decline in the Company’s stock price as of March 31, 2025. The Company engaged an independent third-party valuation specialist to complete the impairment analysis. The valuation specialist used a discounted cash flow method to determine the fair value of NTI was less than the carrying value and therefore goodwill was impaired by $14,645,069. The NTI goodwill was part of the Therapeutics segment.

Note 9 – Leases

The Company has various operating lease agreements in place for its office and joint ventures. Per FASB’s ASU 2016-02, Leases Topic 842 (“ASU 2016-02”), effective January 1, 2019, the Company is required to report a right-of-use (“ROU”) asset and corresponding liability to report the present value of the total lease payments, with appropriate interest calculation. The Company utilizes the incremental borrowing rate for each lease by developing a synthetic credit rating for the Company as of the commencement date of each lease, adjusting the synthetic credit rating to reflect the collateralized nature of the incremental borrowing rate, the Company’s borrowing rate under other debt facilities, and the market spread between secured and unsecured borrowings, and based on the adjusted synthetic rating and the various terms of the leases, selected the incremental borrowing rate based on the commencement date, duration of the lease, and a corresponding weight-adjusted corporate yield curve. Lease renewal options included in any lease are considered in the lease term if it is reasonably certain the Company will exercise the option to renew. The Company’s operating lease agreements do not contain any material restrictive covenants.

As of June 30, 2025, the Company’s lease components included in the consolidated balance sheet were as follows:

Lease component	Balance sheet classification	June 30, 2025
Assets
ROU assets – operating lease	Other assets	$2,160,380
Total ROU assets		$2,160,380

Liabilities
Current operating lease liability	Current liabilities	$256,620
Long-term operating lease liability	Other liabilities	2,058,063
Total lease liabilities		$2,314,683

Future minimum lease payments as of June 30, 2025, were as follows:

2025	255,902
2026	518,972
2027	489,807
2028	379,172
2029 and beyond	1,950,150
Total future minimum lease payments	$3,594,003
Less: Interest	(1,279,320)
Total operating lease liabilities	$2,314,683

For the six months ended June 30, 2025, the weighted average remaining lease term for operating leases was 91 months. For the six months ended June 30, 2025, the weighted average discount rate for operating leases was 12.2%. The Company paid approximately $0.1 million in cash for operating lease amounts included in the measurement of lease liabilities for the six months ended June 30, 2025. The Company did not have any finance leases as of June 30, 2025.

For the six months ended June 30, 2025, and 2024, the Company recognized a gain on lease termination of $0 and $94,551, respectively, related to the termination of the lease associated with the Tampa Project.

Note 10 – Notes Payable

Notes payables consisted of the following:

	June 30, 2025	December 31, 2024
Related party demand notes with a 10% financing fee. 10% annual interest from issuance. As of December 31, 2024, all these notes are callable.	$880,000	$880,000
Convertible notes payable. 10% annual interest. Conversion price of $1.20	50,000	235,000
Convertible note payable. 12% annual interest. Conversion price of $1.00	-	85,000
Cash advance agreement	6,106	258,202
Note payable. 35% - 115 % cumulative interest. Matures on June 29, 2028	1,131,579	1,280,986
Convertible debenture payable. 7% annual interest.	2,753,175	4,434,146
Note payable. 7% annual interest	-	253,678
Other debt	-	181,100
Less debt discount and financing costs	(10,421)	(141,328)
Total, net of discount	4,810,439	7,466,784
Less current portion	3,768,947	6,338,071
Long-term portion of notes payable	$1,041,492	$1,128,713

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

In consideration for subscribing to the JAG Note for $100,000 dated December 29, 2022, and for agreeing to extend the date on which the other JAG Notes are callable to March 31, 2023, the Company issued JAG a warrant to purchase 487 shares of Common Stock. The warrant may be exercised for a period of five (5) years from issuance at a price of $360.00 per share. The financing fees for said JAG Note and the fair value of the warrant issued were capped at the total proceeds. The relative fair value of the warrant was recorded as a debt discount and, as of June 30, 2025, the Company had fully amortized the discount. On July 10, 2023, JAG agreed to extend the date on which the JAG Notes are callable to September 30, 2023. On January 21, 2025, the Company received a demand notice from JAG. The JAG Notes were amended on August 13, 2025, see “Note 18 – Subsequent Events” for details on the amendment.

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

The financing fees for all demand notes were recorded as a debt discount and, as of June 30, 2025, the Company had fully amortized the discount.

For the six months ended June 30, 2025, the Company incurred $40,222 in interest related to these demand notes.

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

The financing fees were recorded as a debt discount. For the six months ended June 30, 2025, the Company amortized $85,652 of the debt discount and, as of June 30, 2025, the Company had a remaining debt discount balance of $946.

Revenue Loan and Security Agreement

On September 29, 2023, the Company, Steven Shum, as a Key Person, and the Company’s wholly-owned subsidiaries Bio X Cell, Inc, INVO CTR, Wood Violet Fertility LLC (“Wood Violet”), FLOW and Orange Blossom Fertility LLC as guarantors (the “Guarantors”), entered into a Revenue Loan and Security Agreement (the “Loan Agreement”) with Decathlon Alpha V LP (the “Lender”) under which the Lender advanced a gross amount of $1,500,000 to the Company (the “RSLA Loan”). The RSLA Loan has a maturity date of June 29, 2028, is payable in fixed monthly installments, as set forth in the Loan Agreement, and may be prepaid without penalty at any time. The installments include an interest factor that varies based on when the RSLA Loan is fully repaid and is based on a minimum amount that increases from thirty five percent (35%) of the RSLA Loan principal, if fully repaid in the first six months, to one hundred percent (100%) of the RSLA Loan principal, if fully repaid after 30 months from the RSLA Loan’s effective date.

The financing fees for the RSLA Loan were recorded as a debt discount. For the six months ended June 30, 2025, the Company amortized $1,579 of the debt discount and as of June 30, 2025, had a remaining debt discount balance of $9,474. For the six months ended June 30, 2025, the Company incurred $200,593 in interest related to the RSLA Loan.

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

Future Receipts Agreement

On February 26, 2024, the Company finalized an Agreement for the Purchase and Sale of Future Receipts (the “Future Receipts Agreement”) with a buyer (the “Buyer”) under which the Buyer purchased $344,925 of our future sales for a gross purchase price of $236,250. The Company received net proceeds of $225,000. Until the purchase price has been repaid, the Company agreed to pay the Buyer $13,797 per week. As of June 30, 2025, the Future Receipts Agreement was fully repaid.

The financing fees were recorded as a debt discount. As of June 30, 2025, the debt discount was fully amortized.

FirstFire Convertible Note

On April 5, 2024, the Company entered into a purchase agreement with FirstFire Global Opportunities Fund, LLC (“FirstFire”), pursuant to which FirstFire agreed to purchase, and the Company agreed to issue and sell, (i) a promissory note with an aggregate principal amount of $275,000, which is convertible into shares of the Company’s common stock, according to the terms, conditions, and limitations outlined in the note (the “FirstFire Note”), (ii) a warrant to purchase 6,366 shares of the Company’s common stock at an exercise price of $43.20 per share, (iii) a warrant to purchase 13,889 shares of common stock at an exercise price of $0.36 issued to FirstFire, and (iv) 1,389 shares of common stock, for a purchase price of $250,000. Carter, Terry, & Company, Inc. acted as placement agent for the transaction, for which it received a cash fee of $25,000 and 324 restricted shares of the Company’s common stock.

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

The financing fees for the FirstFire Note were recorded as a debt discount. For the six months ended June 30, 2025, the Company amortized $43,677 of the debt discount and, as of June 30, 2025, it was fully amortized. For the six months ended June 30, 2025, the Company incurred $11,800 in interest related to the FirstFire Note.

On October 14, 2024, $190,000 of the note was converted to 15,834 shares of common stock. The remaining balance and $33,000 of outstanding interest was paid on January 16, 2025.

7.0% Senior Secured Convertible Debenture

In connection with the NTI Merger, on October 11, 2024, the Company issued the Convertible Debenture to FNL in an exchange of an outstanding note of NTI held by FNL. The Convertible Debenture carried an interest rate of seven percent (7%) per annum, payable on the first business day of each calendar month commencing November 1, 2024. The maturity date of the Convertible Debenture was December 11, 2025, at which point the outstanding principal amount, together with any accrued and unpaid interest and other fees, would be due and payable to the holder of the Convertible Debenture.

Conversion. At any time after the Company’s stockholders approve the issuance of any Company common stock upon conversion of the Convertible Debenture, the holder of the Convertible Debenture would be entitled to convert any portion of the outstanding and unpaid principal amount and accrued interest into shares of Company common stock. The initial conversion price of the Convertible Debenture was $33.4998 per share, subject to adjustment as described therein. The Convertible Debenture could not be converted and shares of Company common stock could not be issued upon conversion of the Convertible Debenture if, after giving effect to the conversion or issuance, the holder together with its affiliates would beneficially own in excess of 4.99% of the outstanding common stock of the Company.

Prepayment. The Company could not prepay the Convertible Debenture without the prior written consent of FNL.

Monthly Redemption. Commencing March 14, 2025, and on the 14th of each month thereafter until the Maturity Date, the Company could redeem $437,127.24, plus accrued but unpaid interest and other fees, of the principal amount of the Convertible Debenture.

Mandatory Redemption. While any portion of the Convertible Debenture was outstanding, if the Company received gross proceeds of more than $3,000,000 from any equity or debt financings (other than a public offering as described herein), the Company would, at the option of the holder, apply one-third (1/3) of such gross proceeds to the redemption of the principal amount of the Convertible Debenture, except that if such equity or debt financing was a public offering of the Company’s securities pursuant to a registration statement on Form S-1, the Company would, at the option of the holder, apply one hundred percent (100%) of such gross proceeds, not to exceed $500,000, to the redemption of the principal amount of the Convertible Debenture.

The Convertible Debenture contained events representations, warranties, covenants, and events of default that were customary for similar transactions. Upon an event of default, the Convertible Debenture became immediately due and payable, and the Borrower was subject to a default rate of interest of 15% per annum and a default sum as stipulated.

In November 2024, the Company received an additional $500,000 from FNL under the Convertible Debenture. In January 2025, the Company repaid $500,000 out of the net proceeds from the Jan 2025 Offering (see “Note 12 – Stockholder’s Equity” for additional information on the Jan 2025 Offering).

Amended and Restated Debenture

On May 23, 2025, the Company agreed to exchange the Convertible Debenture for an amended and restated debenture (the “Amended and Restated Debenture”). The Amended and Restated Debenture carries an interest rate of seven percent (7%) per annum, payable on the fifteenth (15th) day of each calendar month commencing August 15, 2025, and the principal sum is $4,803,175. The maturity date of the Amended and Restated Debenture is February 11, 2026, at which point the outstanding principal amount, together with any accrued and unpaid interest and other fees, shall be due and payable to the holder of the Amended and Restated Debenture.

Following the Company’s stockholders approval of the issuance of any Company common stock upon conversion of the Amended and Restated Debenture on June 25, 2025, the holder of the Amended and Restated Debenture became entitled to convert any portion of the outstanding and unpaid principal amount and accrued interest into shares of Company common stock at an initial conversion price of $4.83 per share, subject to adjustment as described therein. The Amended and Restated Debenture may not be converted and shares of Company common stock may not be issued upon conversion of the Amended and Restated Debenture if, after giving effect to the conversion or issuance, the holder together with its affiliates would beneficially own in excess of 9.99% of the outstanding common stock of the Company.

The Company may not prepay the Amended and Restated Debenture without the prior written consent of FNL.

Commencing August 15, 2025, and on the 15th of each month thereafter until the maturity date, the Company will be required to redeem $686,167.91, plus accrued but unpaid interest and other fees, of the principal amount of the Amended and Restated Debenture.

While any portion of the Amended and Restated Debenture is outstanding, if the Company receives gross proceeds of more than $3,000,000 from any equity or debt financings (other than a public offering as described herein), the Company shall, at the option of the holder, apply one-third (1/3) of such gross proceeds to the redemption of the principal amount of the Amended and Restated Debenture.

The Amended and Restated Debenture contains events representations, warranties, covenants, and events of default that are customary for similar transactions. Upon an event of default, the Amended and Restated Debenture becomes immediately due and payable, and the Company is subject to a default rate of interest of 15% per annum and a default sum as stipulated.

On June 30, 2025, the Company entered into an inducement letter agreement (the “AIR Exercise and Reload Agreement”) with FNL, pursuant to which FNL agreed to exercise its Additional Investment Right to acquire 1,800 shares of C-2 Preferred, with an aggregate stated value of $1,800,000, in exchange for $1,800,000 in principal amount, plus accrued and unpaid interest thereon of the Amended and Restated Debenture.

For the six months ended June 30, 2025, the Company incurred $106,922 in interest related to the Convertible Debenture and $35,325 in interest related to the Amended and Restated Debenture.

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

In consideration for subscribing to the JAG Note for $100,000 dated December 29, 2022, and for agreeing to extend the date on which the other JAG Notes are callable to March 31, 2023, the Company issued JAG a warrant to purchase 487 shares of common stock. The warrant may be exercised for a period of five (5) years from issuance at a price of $120.00 per share. On July 10, 2023, JAG agreed to extend the date on which the JAG Notes are callable to September 30, 2023. On January 21, 2025, the Company received a demand notice from JAG. The JAG Notes were amended on August 13, 2025, see “Note 18 – Subsequent Events” for details on the amendment.

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

For the six months ended June 30, 2025, the Company incurred $40,222 in interest related to these demand notes and as of June 30, 2025, the total outstanding balance, including principal and accrued interest, was $1,085,010.

As of June 30, 2025, the Company owed accrued compensation of $365,694, primarily related to accrued paid time off.

Note 12 – Stockholders’ Equity

Reverse Stock Split (March 2025)

On February 24, 2025, the Company’s board of directors approved a reverse stock split of the Company’s common stock at a ratio of 1-for-12 and also approved a proportionate decrease in its authorized common stock to 12,500,000 shares from 4,166,667. On March 18, 2025, the Company filed a certificate of change (with an effective date of March 18, 2025) with the Nevada Secretary of State pursuant to Nevada Revised Statutes 78.209 to effectuate a 1-for-12 reverse stock split of its outstanding common stock. On March 17, 2025, the Company received notice from Nasdaq that the reverse split would take effect at the open of business on March 18, 2025, and the reverse stock split took effect on that date. All share information included in this Form 10-Q has been reflected as if the reverse stock split occurred as of the earliest period presented.

Reverse Stock Split (July 2025)

On June 30, 2025, the Company’s board of directors approved a reverse stock split of the Company’s common stock at a ratio of 1-for-3 and also approved a proportionate decrease in its authorized common stock to 4,166,667 shares from 1,388,888. On July 18, 2025, the Company filed a certificate of change (with an effective date of July 21, 2025) with the Nevada Secretary of State pursuant to Nevada Revised Statutes 78.209 to effectuate a 1-for-3 reverse stock split of its outstanding common stock. On July 11, 2025, the Company received notice from Nasdaq that the reverse split would take effect at the open of business on July 21, 2025, and the reverse stock split took effect on that date. All share information included in this Form 10-Q has been reflected as if the reverse stock split occurred as of the earliest period presented.

Increase in Authorized Common Stock

On July 23, 2025, the stockholders of the Company approved an amendment to the Company’s Amended and Restated Articles of Incorporation to increase its number of authorized shares of common stock from 1,388,888 to 50,000,000. On July 23, 2025, the Company filed a Certificate of Amendment to its Articles of Incorporation to increase its authorized shares of common stock from 1,388,888 shares to 50,000,000 shares.

Series C-1 Preferred Stock

On October 14, 2024, the Company filed with the Nevada Secretary of State a Certificate of Designation (the “Series C-1 Certificate of Designation”) of Series C-1 Convertible Preferred Stock (the “Series C-1 Preferred”) which sets forth the rights, preferences, and privileges of the Series C-1 Preferred. 30,375 shares of Series C-1 Preferred with a stated value of $1,000.00 per share were authorized under the Series C-1 Certificate of Designation.

Each share of Series C-1 Preferred had a stated value of $1,000.00, which was convertible into shares of the Company’s common stock at a conversion price equal to $37.04868 per share, subject to adjustment. The Series C-1 Preferred could not be converted into shares of the Company’s common stock unless and until the Company’s stockholders approved the issuance of common stock upon conversion of the Series C-1 Preferred. Each share of Series C-1 Preferred would automatically convert into the Company’s common stock if the Company’s stockholders approved the issuance, except that the Company could not effect such conversion if, after giving effect to the conversion or issuance, the holder, together with its affiliates, would beneficially own in excess of 19.99% of the Company’s outstanding common stock.

Commencing on the ninety-first (91st) day after the first issuance of any Series C-1 Preferred, the holders of Series C-1 Preferred became entitled to receive dividends on the stated value at the rate of two percent (2%) per annum, payable in shares of the Company’s common stock at the conversion price. Such dividends were to continue to accrue until paid. Such dividends would not be paid in shares of the Company’s common stock unless and until the Company’s stockholders approved the issuance of common stock upon conversion of the Series C-1 Convertible Preferred Stock. The holders of Series C-1 Preferred were also entitled to receive a pro-rata portion, on an as-if convertible basis, of any dividends payable on common stock.

The Series C-1 Preferred ranked senior to the Company’s common stock and junior to the Series C-2 Preferred (as defined below). Subject to the rights of the holders of any senior securities, in the event of any voluntary or involuntary liquidation, dissolution, or winding up, or sale of the Company, each holder of Series C-1 Preferred was entitled to receive its pro rata portion of an aggregate payment equal to the amount as would be paid on the Company’s common stock issuable upon conversion of the Series C-1 Preferred, determined on an as-converted basis, without regard to any beneficial ownership limitation.

Other than those rights provided by law, the Series C-1 Preferred had no voting rights. Prior to the filing of the certificate of amendment to the Series C-1 Certificate of Designation (described below), the Series C-1 Preferred were not redeemable.

On May 28, 2025, the Company filed with the Nevada Secretary of State a certificate of amendment to the Series C-1 Certificate of Designation pursuant to which, the Company was entitled to redeem the Series C-1 Preferred, at the Company’s option, at any time or from time to time upon not less than 2 calendar days written notice to the holders prior to the date fixed for redemption thereof, at a redemption price of 113.855837742504 shares of Class A Common Stock of NTI for each share of Series C-1 Preferred being redeemed.

On May 28, 2025, the Company gave notice to the holders of the Series C-1 Preferred that the Company elected to redeem, and would redeem, on May 31, 2025, all of the issued and outstanding shares of its Series C-1 Preferred (including any accrued but unpaid dividends) at a redemption price of 113.855837742504 shares of Class A Common Stock of NTI for each share of C-1 Preferred being redeemed. The redemption became effective on the following business day, June 2, 2025.

Series C-2 Preferred Stock

On October 14, 2024, the Company filed with the Nevada Secretary of State a Certificate of Designation (the “Series C-2 Certificate of Designation”) of Series C-2 Convertible Preferred Stock (the “Series C-2 Preferred”) which sets forth the rights, preferences, and privileges of the Series C-2 Preferred. 8,576 shares of Series C-2 Preferred with a stated value of $1,000.00 per share were authorized under the Series C-2 Certificate of Designation.

Each share of Series C-2 Preferred has a stated value of $1,000.00, which, along with any additional amounts accrued thereon pursuant to the terms of the Series C-2 Certificate of Designation (collectively, the “Conversion Amount”) is convertible into shares of the Company’s common stock at a an initial conversion price equal to $24.8148 per share, subject to adjustment as set forth in the C-2 Certificate of Designation. Following the Company’s stockholders approval of the issuance of common stock upon conversion of the Series C-2 Convertible Preferred Stock, each share of Series C-2 Preferred became convertible into the Company’s common stock at the option of the holder of such Series C-2 Preferred shares, except that the Company may not effect such conversion if, after giving effect to the conversion or issuance, the holder, together with its affiliates, would beneficially own in excess of 9.99% of the Company’s outstanding common stock.

Commencing on the ninety-first (91st) day after the first issuance of any Series C-2 Preferred, the holders of Series C-2 Preferred were entitled to receive dividends on the stated value at the rate of ten percent (10%) per annum, payable in shares of the Company’s common stock, with each payment of a dividend payable in shares of the Company’s common stock at a conversion price of eighty-five percent (85%) of the average of the volume weighted average price of the Company’s common stock for the five (5) trading days before the applicable dividend date. Such dividends continued to accrue until paid. Such dividends would not be paid in shares of the Company’s common stock unless and until the Company’s stockholders approve the issuance of common stock upon conversion of the Series C-2 Preferred. The holders of Series C-2 Preferred were also be entitled to receive a pro-rata portion, on an as-if convertible basis, of any dividends payable on common stock.

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

Other than those rights provided by law, the Series C-2 Preferred has no voting rights. The Series C-2 Preferred was only redeemable upon a “Bankruptcy Triggering Event” or a “Change of Control” that may have occurred after May 9, 2025. Due to the Series C-2 Preferred being redeemable under these triggering events it was classified as mezzanine equity until it was amended on June 27, 2025, to remove the triggering event redemption (as noted below). The Series C-2 Preferred is now classified as permanent equity due to these changes.

On May 23, 2025, the Company filed with the Nevada Secretary of State the Certificate of Amendment to the Series C-2 Certificate of Designation pursuant to which, among other things, holders of Series C-2 Preferred are entitled to receive dividends payable in Series C-2 Preferred, subject to meeting certain conditions (the “Equity Conditions”).

In addition, upon issuance of AIR Preferred Shares (as defined below), the conversion price of the Series C-2 Preferred shall be deemed to be the lowest of (i) the conversion price as in effect on the date that the Holder exercises its Additional Investment Right (as defined above), and (ii) the greater of (x) the Floor Price (as defined in the Certificate of Amendment to the Series C-2 Certificate of Designations) and (y) 85% of the arithmetic average of the three (3) lowest VWAPs during the ten (10) trading days prior to the date of the exercise of the Additional Investment Right.

On June 27, 2025, the Company filed with the Nevada Secretary of State a Certificate of Amendment to Certificate of Designation of the Series C-2 Non-Voting Convertible Preferred Stock of the Company (the “2nd Certificate of Amendment”), which amends and restates the rights, preferences, and privileges of the Series C-2 Preferred. Twenty thousand (20,000) shares of Series C-2 Preferred with a stated value of $1,000.00 per share were authorized under the 2nd Certificate of Amendment.

The 2nd Certificate of Amendment removed the “Bankruptcy Triggering Event” and “Change of Control” redemption rights.

Additional Investment Right

Effective as of May 23, 2025, the Company and FNL entered into an agreement to amend that certain Securities Purchase Agreement, dated as of January 3, 2024, between FNL and NTI (the “Securities Purchase Agreement”) to provide that, for so long as the Amended and Restated Debenture or shares of Series C-2 Preferred are outstanding, FNL shall have the right (the “Additional Investment Right”), exercisable at any time and from time to time, beginning on or after May 23, 2025, to purchase up to $10,000,000 of aggregate stated value of additional shares of Series C-2 Preferred (the “AIR Preferred Shares”), provided that any Additional Investment Right may only be exercised in a minimum amount of $500,000 of AIR Preferred Shares. The AIR Preferred Shares shall have the same terms as the Series C-2 Preferred then outstanding, provided that, upon issuance of AIR Preferred Shares, the conversion price in the AIR Preferred Shares and Series C-2 Preferred shall be deemed to be the lowest of (i) the conversion price as in effect on the date that the Holder exercises such Additional Investment Right, and (ii) the greater of (x) the Floor Price (as defined in the Certificate of Amendment to the Series C-2 Certificate of Designation) and (y) 85% of the arithmetic average of the three (3) lowest VWAPs during the ten (10) trading days prior to the date FNL Purchaser exercises its Additional Investment Right. In consideration of the foregoing, the Company agreed to issue an additional 1,029 shares of Series C-2 Preferred to FNL.

On June 26, 2025, FNL exercised its Additional Investment Right to acquire 500 shares of Series C-2 Preferred, with an aggregate stated value of $500,000, for $500,000 in cash. As a result of the exercise, the conversion price on the Series C-2 Preferred adjusted to $2.85. The Series C-2 Preferred issued pursuant to this exercise were sold and issued, and the shares of common stock issuable thereunder will be sold and issued, without registration under the Securities Act, in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act and/or Rule 506 promulgated thereunder as transactions not involving a public offering.

On June 30, 2025, the Company and FNL entered to an Amendment to Securities Purchase Agreement (the “Amendment”) to allow FNL to elect, under the Additional Investment Right, to purchase the AIR Preferred Shares for cash (an “AIR Purchase”) or to exchange the AIR Preferred Shares for all or a portion of the Amended and Restated Debenture, with the aggregate stated value of such AIR Preferred Shares received in such exchange equal to the principal amount of the Amended and Restated Debenture so exchanged, plus any accrued and unpaid interest thereon (an “AIR Exchange”). Any Additional Investment Right may only be exercised in a minimum amount of $200,000 of AIR Preferred Shares.

On June 30, 2025, the Company entered into an inducement letter agreement (the “AIR Exercise and Reload Agreement”) with FNL, pursuant to which FNL agreed to exercise its Additional Investment Right to acquire 1,800 shares of Series C-2 Preferred, with an aggregate stated value of $1,800,000, in exchange for $1,800,000 in principal amount, plus accrued and unpaid interest thereon of the Amended and Restated Debenture.

Pursuant to the AIR Exercise and Reload Agreement, FNL agreed to exercise its Additional Investment Right in consideration for the Company’s agreement to issue 630 shares of new unregistered Series C-2 Preferred to FNL.

Jan 2025 Public Offering

On January 14, 2025, the Company, consummated a public offering (the “Jan 2025 Offering”) of 378,199 units, each consisting of either one share of common stock, or one pre-funded warrant to purchase one share of common stock (“Jan 2025 PFW”) in lieu thereof, and one warrant to purchase one share of common stock at an offering price of $25.20 per unit. The warrants are exercisable from and after the date of their issuance and expire on the five-year anniversary of such date, at an exercise price of $25.20 per share of common stock. Each January 2025 PFW was immediately exercisable at an exercise price of $0.0036 per share and have been exercised in full as of the date hereof.

Also in connection with the Jan 2025 Offering, on January 13, 2025, the Company entered into a placement agency agreement with Maxim Group LLC (the “Placement Agent”), pursuant to which (i) the Placement Agent agreed to act as lead placement agent on a “best efforts” basis in connection with the Jan 2025 Offering, and (ii) the Company agreed to pay the Placement Agent an aggregate fee equal to 6.5% of the gross proceeds raised in the Jan 2025 Offering (or 5.0% in the case of certain investors) and warrants to purchase up to 20,732 shares of common stock at an exercise price of $31.50 per share (the “Jan 2025 Placement Agent Warrants”). The Jan 2025 Placement Agent Warrants are exercisable at any time after the six-month anniversary of the closing date, from time to time, in whole or in part, until five (5) years from the commencement of sales of the securities in the Jan 2025 Offering.

The Company received net proceeds of $8,747,880 from the Jan 2025 Offering.

In connection with the Jan 2025 Offering, the Company entered into a Preferred Stock Redemption Agreement with a holder of the Company’s Series C-2 Convertible Preferred Stock pursuant to which the Company agreed to purchase and acquire from the holder 4,000 shares of C-2 Preferred Stock for $4,000,000.

Six months ended June 30, 2025

In January 2025, the Company issued 72,545 shares of common stock pursuant to the Jan 2025 Offering. The securities issued were offered pursuant to the Company’s registration statement on Form S-1, initially filed by the Company with the SEC under the Securities Act on December 17, 2024, and declared effective on January 13, 2025.

In January 2025, the Company issued 2,914 shares of common stock upon the cashless exercise of the FirstFire Warrants.

During the first six months of 2025, the Company issued 305,662 shares of common stock upon the exercise of the January 2025 PFWs. These shares were issued pursuant to the Company’s registration statement on Form S-1, as amended (File No. 333-283872) initially filed by the Company with the SEC on December 17, 2024, and declared effective on January 13, 2025.

In May 2025, the Company issued 211,947 shares of common stock upon the exercise of the FNL warrants.

In May 2025, the Company issued 10,167 shares of common stock to consultants in consideration of services rendered. The shares were issued under the Company’s 2019 Stock Incentive Plan (the “2019 Plan”).

In May 2025, the Company issued 12,756 shares of common stock upon the cashless exercise of the NAYA Acquisition Prefunded Warrants. These shares were issued pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended. The Company did not receive any cash proceeds from this issuance.

In June 2025, the Company issued 87,720 shares of common stock upon conversion of $250,000 of the Amended and Restated Debenture.

Note 13 – Equity-Based Compensation

Equity Incentive Plans

In October 2019, the Company adopted the 2019 Plan. Under the 2019 Plan, the Company’s board of directors is authorized to grant stock options to purchase common stock, restricted stock units, and restricted shares of common stock to its employees, directors, and consultants. The 2019 Plan initially provided for the issuance of 8,333 shares. A provision in the 2019 Plan provides for an automatic annual increase equal to 6% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year. In January 2024, the number of available shares increased by 4,154 shares, bringing the total shares available under the 2019 Plan to 8,640. On June 25, 2025, stockholders approved a third amendment and restatement of the Company’s 2019 Stock Incentive Plan to increase the number of shares of common stock available for issuance thereunder to a total amount of 400,000.

Options granted under the 2019 Plan generally have a life of 3 to 10 years and exercise prices equal to or greater than the fair market value of the common stock as determined by the Company’s board of directors. Vesting for employees typically occurs over a three-year period. For the six months ended June 30, 2025, the Company incurred $82,530 in expense related to the vesting of options.

The following table sets forth the activity of the options to purchase common stock under the 2019 Plan.

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding as of December 31, 2024	2,749	$548.05	$-
Granted	-	-	-
Exercised	-	-	-
Canceled	(677)	2,313.11	-
Balance as of June 30, 2025	2,072	$515.34	$-
Exercisable as of June 30, 2025	1,940	$1,724.51	$-

The fair value of each option granted is estimated as of the grant date using the Black-Scholes option pricing model with the following assumptions:

	Six months ended March 31,
	2025	2024
Risk-free interest rate range	-%	3.95%
Expected life of option-years	-	5.50
Expected stock price volatility	-%	150%
Expected dividend yield	-%	-%

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

	Total Intrinsic Value of Options Exercised	Total Fair Value of Options Vested
Year ended December 31, 2024	$-	$278,406
Six months ended June 30, 2025	$-	$209,371

For the six months ended June 30, 2025, there were no options granted. The Company estimates the fair value of options at the grant date using the Black-Scholes model. For all stock options granted through June 30, 2025, the weighted average remaining service period is 1 year.

Restricted Stock and Restricted Stock Units

In the six months ended June 30, 2025, the Company did not grant any restricted stock units or shares of restricted stock to employees, directors, or consultants under the 2019 Plan. Restricted stock issued to employees, directors, and consultants generally vest either at grant or vest over a period of one year from the date of grant.

Note 14 – Unit Purchase Options and Warrants

The following table sets forth the activity of unit purchase options:

	Number of Unit Purchase Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding as of December 31, 2024	$136	$2,304	$-
Granted	-	-	-
Exercised	-	-	-
Canceled	-	-	-
Balance as of June 30, 2025	$136	$2,304	$-

The following table sets forth the activity of warrants:

	Number of Warrants	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding as of December 31, 2024	127,422	$68.50	$-
Granted	937,508	3.85	-
Exercised	(536,732)	2.42	-
Canceled	-	-	-
Balance as of June 30, 2025	528,198	$27.30	$-

Jan 2025 Offering Warrants

On January 14, 2025, the Company, consummated the Jan 2025 Offering, consisting of 378,199 units at an offering price of $25.20 per unit. The warrants are exercisable from and after the date of their issuance and expire on the five-year anniversary of such date, at an exercise price of $25.20 per share of common stock. Each January 2025 PFW was immediately exercisable at an exercise price of $0.0036 per share and have been exercised in full as of the date hereof.

Also in connection with the Jan 2025 Offering, on January 13, 2025, the Company entered into a placement agency agreement with the Placement Agent, pursuant to which (i) the Placement Agent agreed to act as lead placement agent on a “best efforts” basis in connection with the Jan 2025 Offering, and (ii) the Company agreed to pay the Placement Agent an aggregate fee equal to 6.5% of the gross proceeds raised in the Jan 2025 Offering (or 5.0% in the case of certain investors) and the Jan 2025 Placement Agent Warrants to purchase up to 20,732 shares of common stock at an exercise price of $31.50 per share.

Warrant Inducement

On April 30, 2025, the Company entered into an inducement letter agreement (the “Inducement Letter Agreement”) with an institutional investor and existing holder (the “Holder”) of certain existing warrants (the “Existing Warrants”) to purchase up to 155,280 shares of the Company’s common stock (the “Common Stock”). The Existing Warrants were originally issued on January 14, 2025, with an exercise price of $25.20 per share.

The issuance of the shares of Common Stock upon exercise of the Existing Warrants was registered pursuant to a registration statement on Form S-1 (File No. 333-283872), which was declared effective by the SEC on January 13, 2025.

Pursuant to the Inducement Letter Agreement, the Holder agreed to exercise the Existing Warrants for cash at the exercise price of $4.83 per share in consideration for the Company’s agreement to issue new unregistered warrants (the “New Warrants”) to purchase up to an aggregate of 232,920 shares of Common Stock at an exercise price of $4.83 per share. Following the approval by the Company’s stockholders of the issuance of common stock upon the exercise of the New Warrants on June 25, 2025 (such date, the “Stockholder Approval Date”). The New Warrants have a term of five years from the Stockholder Approval Date.

On May 1, 2025, the Company issued 465,840 shares upon the exercise of the Existing Warrants. On May 5, 2025, the Company issued an additional 110,000 shares of common stock upon the exercise of additional Existing Warrants. The aggregate gross proceeds to the Company from the exercise of the Existing Warrants was approximately $927,102, before deducting offering expenses payable by the Company.

Note 15 – Segment Reporting

The Company’s Chief Operating Decision Maker (“CODM”) as defined under GAAP is the Company’s chief executive officer.

The Company defines its segments on the basis of the way in which internally reported financial information is regularly reviewed by the CODM to analyze financial performance, make decisions, and allocate resources. The Company has analyzed its operations per ASC 280 and identified three operating segments: Clinic Services, INVOcell Device, and Therapeutics. The three segments align with the Company’s distinct product and service lines. For the six months ended June 30, 2025, the Company did not have any sales or operations outside of the United States.

The Clinics Services operating segment consists of financial information for WFI and the Atlanta Clinic. The INVOcell Device operating segment consists of financial information relating to the Company’s manufacture and sales of the INVOcell. The Therapeutics segment consists of financial information relating to the Company’s recently acquired subsidiary, NTI. The Company divested 80.1% of NTI during the second quarter of 2025 and as such the Therapeutics segment consults of the results of NTI through June 2, 2025.

The tables below provide information about the Company’s segments and include a reconciliation to income before taxes:

Six months ended June 30, 2025	Fertility Clinic Services	INVOcell Device	Therapeutics	Total
Revenue from external customers	3,453,647	47,192	-	3,500,839
Intersegment revenues	-	13,500	-	13,500
	3,453,647	60,692	-	3,514,339
Reconciliation of revenue
Elimination of intersegment revenue				(13,500)
Total consolidated revenue				3,500,839
Less:
Cost of revenue	2,171,372	7,048	-	2,178,420
Sales and marketing	25,237	-	-	25,237
General and administrative	637,875	-	1,414,023	2,051,898
Research and development	-	-	393,470	393,470
Impairment loss	1,397,353	-	14,645,069	16,042,422
Depreciation and amortization	358,895	4,862	-	363,757
Segment profit (loss)	(1,137,084)	48,782	(16,452,562)	(17,554,365)
Reconciliation of net loss
Other income (loss)				17,415
Interest expense				(529,164)
Loss on disposition			(1,534,517)	(1,534,517)
Unallocated amounts:
Other corporate expenses				(3,087,814)
Loss before taxes				(22,688,444)

Assets	8,679,223	37,102	-

Six months ended June 30, 2024	Fertility Clinic Services	INVOcell Device	Therapeutics	Total
Revenue from external customers	3,345,120	67,763	-	3,412,883
Intersegment revenues	-	15,000	-	15,000
	3,345,120	82,763	-	3,427,883
Reconciliation of revenue
Elimination of intersegment revenue				(15,000)
Total consolidated revenue				3,412,883
Less:
Cost of revenue	1,730,251	8,724	-	1,738,974
Sales and marketing	15,765	-	-	15,765
General and administrative	601,626	-	-	601,626
Research and development	-	-	-	-
Depreciation and amortization	424,788	4,862	-	429,650
Segment profit (loss)	572,690	69,177	-	626,867
Reconciliation of net loss
Other income (loss)				72,010
Interest expense				(550,907)
Unallocated amounts:
Other corporate expenses				(3,987,817)
Loss before taxes				(3,839,847)

Assets	11,328,414	46,827	-

No single customer comprised 10% or more of the Company’s consolidated revenues from transactions in 2025 or 2024. In addition, the receivables balance attributable to any single customer did not comprise 10% or more of the Company’s total trade accounts receivable as of June 30, 2025, or June 30, 2024.

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

Income tax expense was $0 for the six months ended June 30, 2025, compared to $1,836 for six months ended June 30, 2024. The annual forecasted effective income tax rate for 2025 is 0%, with a year-to-date effective income tax rate for the six months ended June 30, 2025, of 0%.

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

Legal Matters

As of June 30, 2025, the Company was not subject to any material legal proceedings; however, it could be subject to legal proceedings and claims from time to time in the ordinary course of its business, or legal proceedings it considered immaterial may in the future become material. Regardless of the outcome, litigation can, among other things, be time consuming and expensive to resolve, and can divert management resources.

WFI Negotiations

In June 2024, Wood Violet, pursuant to its rights under the WFI acquisition transaction documents (the “WFI Documents”), transferred ownership of Wisconsin Fertility and Reproductive Surgery Associates, S.C. (“WFRSA”) from Dr. Elizabeth Pritts MD (“Dr. Pritts”) to a new medical doctor. Upon completion of such transfer, WFRSA terminated Dr. Pritts’ employment. Since then, various disputes among the parties have arisen under the WFI Documents, including, without limitation, Wood Violet’s non-payment of the second installment of the purchase consideration of $2.5 million. The parties entered into negotiations to resolve these disputes and restructure the terms of the WFI acquisition and have engaged an independent mediator to facilitate these negotiations.

On May 7, 2025, Dr. Pritts and the Pritts Trust filed a complaint in the Circuit Court of the State of Wisconsin, Dane County, against the Company and its subsidiaries INVO CTR, WFRSA, and Wood Violet. Dr. Pritts and the Pritts Trust have asserted causes of action arising out of the WFI Documents for breach of contract, breach of the implied covenant of good faith and fair dealing, tortious interference with contract (or, in the alternative, veil piercing), and unjust enrichment.

On May 14, 2025, the Company, Dr. Pritts, the Pritts Trust, and certain of their respective affiliates entered into a binding term sheet (the “Term Sheet”) to settle all disputes between the parties pursuant to the terms set forth in the Term Sheet (the “Terms”). The parties agreed to cooperate in good faith to prepare and enter into a final settlement agreement (the “Settlement Agreement”) based on the terms set forth in the Term Sheet; provided, however, that unless and until the Settlement Agreement is executed, the Terms are binding on the parties. Under the Terms, Wood Violet agreed to pay Dr. Pritts $5,000,000 in full and final settlement and satisfaction of all obligations to Dr. Pritts and her affiliates under the WFI Documents, of which $525,000 was paid concurrently with the execution of the Term Sheet, and the remainder of which is payable as follows: $475,000 due June 30, 2025, $750,000 due September 30, 2025, $750,000 due December 31, 2025, $1,000,000 due March 31, 2026, $2,000,000 due June 30, 2026, and $500,000 due December 31, 2026. The Company shall provide Wood Violet with use of 25% of all gross funding proceeds above $2,000,000 raised within any six-month period to accelerate the payment of scheduled settlement payments in chronological order. The parties will enter into a consent judgment to resolve the complaint that would come into effect upon any breach of the Settlement Agreement. The parties agreed to settle all disputes, including those related to employment, acquisition, tax, and related matters, the termination of all employment, consulting, and similar agreements with Dr. Pritts, and other customary terms, including, without limitation, indemnification and release of claims. The Company seeks to finalize and execute the Settlement Agreement and related documentation in the third quarter of 2025; however, there can be no assurance that the Settlement Agreement will be finalized and executed in the third quarter of 2025, if at all.

The Company recognized a gain on settlement of $714,500 related to the Settlement Agreement and an impairment loss of $1,397,353 after agreeing to release Dr. Pritts from her non-compete agreement as part of the Settlement Agreement.

Note 18 – Subsequent Events

Additional AIR Investment

On July 17, 2025, an institutional investor and existing holder (“the Holder”) of Series C-2 Preferred exercised its Additional Investment Right to acquire 200 shares of Series C-2 Preferred, with an aggregate stated value of $200,000, for $200,000 in cash. As a result of the exercise, the conversion price on the Series C-2 Preferred adjusted to $1.9953.

On July 28, 2025, the Holder exercised its right to an additional acquire 200 shares of Series C-2 Preferred, with an aggregate stated value of $200,000, for $200,000 in cash. As a result of the exercise, the conversion price on the Series C-2 Preferred adjusted to $1.8909 per share.

On August 4, 2025, the Holder exercised its right to an additional acquire 200 shares of Series C-2 Preferred, with an aggregate stated value of $200,000, for $200,000 in cash. As a result of the exercise, the conversion price on the Series C-2 Preferred adjusted to $1.5340 per share.

On August 14, 2025, the Holder exercised its right to an additional acquire 250 shares of Series C-2 Preferred, with an aggregate stated value of $250,000, for $250,000 in cash. As a result of the exercise, the conversion price on the Series C-2 Preferred adjusted to $1.4765 per share.

The Series C-2 Preferred issued pursuant to these exercises were sold and issued, and the shares of common stock issuable thereunder will be sold and issued, without registration under the Securities Act, in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act and/or Rule 506 promulgated thereunder as transactions not involving a public offering.

Increase in Authorized Common Stock

On July 23, 2025, the stockholders of the Company approved an amendment to the Company’s Amended and Restated Articles of Incorporation to increase its number of authorized shares of common stock from 1,388,888 to 50,000,000. On July 23, 2025, the Company filed a Certificate of Amendment to its Articles of Incorporation to increase its authorized shares of common stock from 1,388,888 shares to 50,000,000 shares.

Common Stock Issuances

Since June 30, 2025, the Company issued 3,534,906 shares of our common stock upon conversion of 5,784 shares of Series C-2 Preferred. The shares were issued without registration under the Securities Act, in reliance on the exemption provided by Section 3(a)(9) of the Securities Act. The Company did not receive any cash proceeds from these issuances.

Decathlon Amendment

On August 13, 2025, the Company, the Lender, Steven Shum and the Guarantors entered into a third amendment to the Loan Agreement, pursuant to which (i) the Lender consented to the change of the Company’s name to INVO Fertility, Inc., (ii) the Lender waived the event of default that would result from the entry of judgment pursuant to the Term Sheet with Dr. Pritts and the Pritts Trust, (iii) the parties agreed to an adjusted repayment schedule whereby the monthly payment under the Loan Agreement increased by $20,000, and (iv) the Company agreed to reimburse the Lender for approximately $17,500 in fees and expenses incurred in connection with the third amendment.

JAG Amendment

On August 13, 2025, the Company and JAG entered into a letter agreement pursuant to which (i) the maturity date of the JAG Notes is extended until September 30, 2025, (ii) if the Company pays $100,000 to JAG before September 30, 2025, the maturity of the JAG Notes will be extended automatically to December 31, 2025, (iii) if the Company pays an additional $175,000 to JAG before the end of each subsequent quarter, the maturity of the JAG Notes will be extended automatically by an additional calendar quarter, until the JAG Notes have been repaid in full, (iv) if the Company raises more than $3,000,000 after the date of the letter agreement, the Company shall pay ten percent (10%) of any proceeds in excess of $3,000,000 to repay the JAG Notes, (v) the JAG Notes may be converted by the holder into shares of the Company’s common stock at a conversion price of $2.00 per share, and (iv) the Company agreed to issue to JAG a warrant to purchase up to 150,000 shares of the Company’s common stock at an exercise price of $2.00 per share, exercisable for five years from the date of issuance.

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

Overview

We are a healthcare services and technology company focused on the fertility marketplace and dedicated to expanding access to assisted reproductive technology (“ART”) care for patients in need. Our principal commercial strategy is focused on building, acquiring and operating fertility clinics, including “INVO Centers” dedicated primarily to offering the intravaginal culture (“IVC”) procedure enabled by our INVOcell® medical device (“INVOcell”) and US-based, profitable in vitro fertilization (“IVF”) clinics. We have two operational INVO Centers and one IVF clinic in the United States. We also continue to engage in the sale and distribution of our INVOcell technology solution into third-party owned and operated fertility clinics. We also intend to seek out additional, innovative fertility-focused technologies, to license or acquire in order to utilize within our clinics.

In October 2024, we acquired a 100% interest in Naya Therapeutics, Inc. (“NAYA Therapeutics” or “NTI”), a clinical-stage oncology and autoimmune technology company. In May 2025, we divested an 80.1% ownership interest in NTI, returning to an exclusive focus on the fertility marketplace, and changing our name and ticker symbol to “INVO Fertility, Inc.” and “IVF”, respectively.

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

While INVOcell remains part of our efforts, our commercial and corporate development strategy within the fertility market has expanded to focus more broadly on providing ART services through our emphasis on operating clinics. However, we will continue to provide INVOcell as well as seek out additional, innovative technologies, we can utilize to benefit patients and enhance our clinic operations.

NAYA Therapeutics

On October 11, 2024, we acquired NAYA Therapeutics with the intent to expand our business activities beyond fertility and to create a healthcare portfolio company initially focused on a commercial-stage fertility business combined with a unique clinical-stage oncology and autoimmune technology business.

In April 2025, not having received sufficient shareholder support for key elements of the NAYA Therapeutics transaction at a shareholder meeting scheduled for March 10, 2025 (further detail available below under Recent Developments – 2024 Annual Meeting), upon advice of counsel and of our proxy solicitation firm, as well as general feedback from stakeholders, we elected to re-focus exclusively on our fertility business. As such, we changed our name to “INVO Fertility, Inc.” and our ticker symbol to “IVF”, and, on June 2, 2025, we divested a majority of our holdings in NAYA Therapeutics.

We remain enthusiastic about its prospects and will retain a minority stake in NAYA Therapeutics, which we hope to monetize in the future through value appreciation that could be generated from the clinical development of its bifunctional antibodies. We retain this minority stake in NTI as an asset on our balance sheet.

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

Wisconsin Fertility Institute

On August 10, 2023, we consummated the first acquisition of an existing IVF clinic, WFI. As an established and profitable clinic, WFI has a full staff, including a reproductive endocrinology and infertility medical doctor (“REI”), an OBGYN trained to provide fertility treatment and full complement of medical, laboratory and administration staff. In June 2024, we replaced WFI’s REI with an REI that had previously worked at the clinic and was well acquainted with its staff and procedures. WFI’s staff manages most day-to-day activities, which, except for medical matters, is overseen by our VP operations. Upon closing the acquisition, our corporate staff assumed finance, accounting, human resources and other overhead responsibilities.

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

INVOcell

To date, we have completed a series of important steps in the successful development and manufacturing of the INVOcell:

●	Manufacturing: We are ISO 13485:2016 certified and manage all aspects of production and manufacturing with qualified suppliers. Our key suppliers, which include NextPhase Medical Devices, R.E.C. Manufacturing Corporation, and Casco Bay Molding, have been steadfast partners since our company first began and can provide us with virtually an unlimited capability to support our growth objectives, with all manufacturing performed in the New England region of the U.S.
●	Raw Materials: All raw materials utilized for the INVOcell are medical grade and commonly used in medical devices (e.g., medical grade silicone, medical grade plastic). Our principal molded component suppliers, Casco Bay Molding and R.E.C. Manufacturing Corporation, are well-established companies in the molding industry and are either ISO 13485 or ISO 9001 certified. The molded components are supplied to our contract manufacturer for assembly and packaging of the INVOcell system. The contract manufacturer is ISO 13485 certified, and U.S. Food & Drug Administration (“FDA”) registered.
●	US Marketing Clearance: The safety and efficacy of the INVOcell have been demonstrated and cleared for marketing and use by the FDA in November 2015.
●	Clinical: In June 2023, we received FDA 510(k) clearance to expand the labeling on the INVOcell device and its indication for use to provide for a 5-day incubation period. The data supporting the expanded 5-day incubation clearance demonstrated improved patient outcomes.

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

Competitive Advantages

INVOcell Device and INVO Centers

Over the past several years, the principal focus of our commercial efforts has shifted from the distribution of our INVOcell device to the provision of fertility clinic services through our INVO Centers and IVF clinic acquisition, with acquisitions of existing operations a near-term focus. For the most part, our activities have been focused on secondary markets where there is a greater imbalance between the need for ART treatment and the number of cycles available. Combined with our ability to offer a wider range of advanced fertility care, including IVC, IVF and IUI, at multiple price points, our clinics have the opportunity for differentiation from our competitors. As with our INVOcell technology, we continuously look for new solutions that can create greater efficiency and effectiveness in the provision of fertility cycles and support our efforts to democratize fertility care.

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

We will also continue seek out additional, innovative technologies, that we can utilize to further benefit patients and enhance our clinic operations.

Sales and Marketing

Fertility Clinics

Our two INVO Centers and WFI clinic employ various strategies to build awareness for their services and/or to maintain and grow patient flow and fertility cycle volume. The principal source of patient flow comes through OBGYN referrals and patient word of mouth. Our clinical staff maintain relationships with the local OBGYN community and organize virtual and in person events to showcase our centers’ services, fertility treatment effectiveness statistics and quality of our clinical personnel. We also conduct regular social and other media campaigns to attract new patients and to build awareness.

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

Recent Developments

Increase in Authorized Common Stock

On July 23, 2025, our stockholders approved an amendment to our Amended and Restated Articles of Incorporation to increase its number of authorized shares of common stock from 1,388,888 to 50,000,000. On July 23, 2025, we filed a Certificate of Amendment to its Articles of Incorporation to increase our authorized shares of common stock from 1,388,888 shares to 50,000,000 shares.

Reverse Stock Split (July 2025)

On June 30, 2025, our board of directors approved a reverse stock split of our common stock at a ratio of 1-for-3 and also approved a proportionate decrease in its authorized common stock to 4,166,667 shares from 1,388,888. On July 18, 2025, we filed a certificate of change (with an effective date of July 21, 2025) with the Nevada Secretary of State pursuant to Nevada Revised Statutes 78.209 to effectuate a 1-for-3 reverse stock split of its outstanding common stock. On July 11, 2025, we received notice from Nasdaq that the reverse split would take effect at the open of business on July 21, 2025, and the reverse stock split took effect on that date. All share information included in this Form 10-Q has been reflected as if the reverse stock split occurred as of the earliest period presented.

NTI Divesture

On June 2, 2025, we divested a majority stake in NTI. We elected to redeem all outstanding shares of Series C-1 Preferred at a redemption price of 113.855837742504 shares of Class A Common Stock of NTI for each share of C-1 Preferred being redeemed. Immediately, prior to the redemption, we were the holder of 3,227,813 shares of Class A Common Stock of NTI, representing all outstanding common shares of NTI. We retained 6,300 shares of Series A Preferred Stock of NTI, which represents 19.9% of the outstanding common stock on an as-if converted basis. In addition, on May 28, 2025, NTI issued a secured convertible promissory note in the principal amount of $4,803,175 to us.

Additional Investment Right

Effective as of May 23, 2025, INVO and FNL entered into an agreement to amend that certain Securities Purchase Agreement, dated as of January 3, 2024, between FNL and NTI (the “Securities Purchase Agreement”) to provide that, for so long as the Amended and Restated Debenture or shares of Series C-2 Preferred are outstanding, FNL shall have the right (the “Additional Investment Right”), exercisable at any time and from time to time, beginning on or after May 23, 2025, to purchase up to $10,000,000 of aggregate stated value of additional shares of Series C-2 Preferred (the “AIR Preferred Shares”), provided that any Additional Investment Right may only be exercised in a minimum amount of $500,000 of AIR Preferred Shares. The AIR Preferred Shares shall have the same terms as the Series C-2 Preferred then outstanding, provided that, upon issuance of AIR Preferred Shares, the conversion price in the AIR Preferred Shares and Series C-2 Preferred shall be deemed to be the lowest of (i) the conversion price as in effect on the date that the Holder exercises such Additional Investment Right, and (ii) the greater of (x) the Floor Price (as defined in the Certificate of Amendment to the Series C-2 Certificate of Designation) and (y) 85% of the arithmetic average of the three (3) lowest VWAPs during the ten (10) trading days prior to the date FNL Purchaser exercises its Additional Investment Right. In consideration of the foregoing, we agreed to issue an additional 1,029 shares of Series C-2 Preferred to FNL.

On June 26, 2025, FNL exercised its Additional Investment Right to acquire 500 shares of Series C-2 Preferred, with an aggregate stated value of $500,000, for $500,000 in cash. As a result of the exercise, the conversion price on the Series C-2 Preferred adjusted to $2.85.

On June 30, 2025, INVO and FNL entered to an Amendment to Securities Purchase Agreement (the “Amendment”) to allow FNL to elect, under the Additional Investment Right, to purchase the AIR Preferred Shares for cash (an “AIR Purchase”) or to exchange the AIR Preferred Shares for all or a portion of the Amended and Restated Debenture, with the aggregate stated value of such AIR Preferred Shares received in such exchange equal to the principal amount of the Amended and Restated Debenture so exchanged, plus any accrued and unpaid interest thereon (an “AIR Exchange”). Any Additional Investment Right may only be exercised in a minimum amount of $200,000 of AIR Preferred Shares.

On June 30, 2025, we entered into an inducement letter agreement (the “AIR Exercise and Reload Agreement”) with FNL, pursuant to which FNL agreed to exercise its Additional Investment Right to acquire 1,800 shares of Series C-2 Preferred, with an aggregate stated value of $1,800,000, in exchange for $1,800,000 in principal amount, plus accrued and unpaid interest thereon of the Amended and Restated Debenture.

Pursuant to the AIR Exercise and Reload Agreement, FNL agreed to exercise its Additional Investment Right in consideration for our agreement to issue 630 shares of new unregistered Series C-2 Preferred to FNL.

On July 17, 2025, FNL exercised its Additional Investment Right to acquire 200 shares of Series C-2 Preferred, with an aggregate stated value of $200,000, for $200,000 in cash. As a result of the exercise, the conversion price on the Series C-2 Preferred adjusted to $1.9953.

On July 28, 2025, FNL exercised its right to an additional acquire 200 shares of Series C-2 Preferred, with an aggregate stated value of $200,000, for $200,000 in cash. As a result of the exercise, the conversion price on the Series C-2 Preferred adjusted to $1.8909 per share.

On August 4, 2025, FNL exercised its right to an additional acquire 200 shares of Series C-2 Preferred, with an aggregate stated value of $200,000, for $200,000 in cash. As a result of the exercise, the conversion price on the Series C-2 Preferred adjusted to $1.5340 per share.

On August 14, 2025, FNL exercised its right to an additional acquire 250 shares of Series C-2 Preferred, with an aggregate stated value of $250,000, for $250,000 in cash. As a result of the exercise, the conversion price on the Series C-2 Preferred adjusted to $1.4765 per share.

The Series C-2 Preferred issued pursuant to these exercises were sold and issued, and the shares of common stock issuable thereunder will be sold and issued, without registration under the Securities Act, in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act and/or Rule 506 promulgated thereunder as transactions not involving a public offering.

Series C-2 Preferred Amendment

On May 23, 2025, we filed with the Nevada Secretary of State the Certificate of Amendment to the Series C-2 Certificate of Designation pursuant to which, among other things, holders of Series C-2 Preferred are be entitled to receive dividends payable in Series C-2 Preferred, subject to meeting certain conditions (the “Equity Conditions”).

In addition, upon issuance of AIR Preferred Shares (as defined below), the conversion price of the Series C-2 Preferred shall be deemed to be the lowest of (i) the conversion price as in effect on the date that the Holder exercises its Additional Investment Right (as defined above), and (ii) the greater of (x) the Floor Price (as defined in the Certificate of Amendment to the Series C-2 Certificate of Designations) and (y) 85% of the arithmetic average of the three (3) lowest VWAPs during the ten (10) trading days prior to the date of the exercise of the Additional Investment Right.

On June 27, 2025, we filed with the Nevada Secretary of State a Certificate of Amendment to Certificate of Designation of the Series C-2 Non-Voting Convertible Preferred Stock of INVO (the “2nd Certificate of Amendment”), which amends and restates the rights, preferences, and privileges of the Series C-2 Preferred. Twenty thousand (20,000) shares of Series C-2 Preferred with a stated value of $1,000.00 per share were authorized under the 2nd Certificate of Amendment.

The 2nd Certificate of Amendment removed the “Bankruptcy Triggering Event” and “Change of Control” redemption rights.

Series C-1 Preferred Amendment

On May 28, 2025, we filed with the Nevada Secretary of State a certificate of amendment to the Series C-1 Certificate of Designation pursuant to which, we are entitled to redeem at our option at any time or from time to time upon not less than 2 calendar days written notice to the holders prior to the date fixed for redemption thereof, at a redemption price of 113.855837742504 shares of Class A Common Stock of NTI for each share of Series C-1 Preferred being redeemed.

FNL Amendment and Exchange Agreement

Effective as of May 23, 2025, INVO and FNL entered into an agreement (the “FNL Amendment and Exchange Agreement”) pursuant to which the parties agreed concurrently to (a) exchange outstanding shares of Series C-1 Preferred held by FNL for shares of Series C-2 Preferred, (b) amend the Series C-2 Certificate of Designation pursuant to a certificate of amendment (the “Certificate of Amendment to the Series C-2 Certificate of Designation”), (c) exchange a 7.0% Senior Secured Convertible Debenture in the principal balance of $3,934,146 due December 11, 2025 issued to FNL (the “Debenture”) for an Amended and Restated Senior Secured Convertible Debenture Due February 11, 2026 (the “Amended and Restated Debenture”) and (d), amend that certain Securities Purchase Agreement, dated as of January 3, 2024, between FNL and NTI (the “Securities Purchase Agreement”) to provide that, for so long as the Amended and Restated Debenture or shares of Series C-2 Preferred are outstanding, FNL shall have the right (the “Additional Investment Right”), exercisable at any time and from time to time, beginning on or after May 23, 2025, to purchase up to $10,000,000 of aggregate stated value of additional shares of Series C-2 Preferred (the “AIR Preferred Shares”), provided that any Additional Investment Right may only be exercised in a minimum amount of $500,000 of AIR Preferred Shares. The AIR Preferred Shares shall have the same terms as the Series C-2 Preferred then outstanding, provided that, upon issuance of AIR Preferred Shares, the conversion price in the AIR Preferred Shares and Series C-2 Preferred shall be deemed to be the lowest of (i) the conversion price as in effect on the date that the Holder exercises such Additional Investment Right, and (ii) the greater of (x) the Floor Price (as defined in the Certificate of Amendment to the Series C-2 Certificate of Designation) and (y) 85% of the arithmetic average of the three (3) lowest VWAPs during the ten (10) trading days prior to the date FNL Purchaser exercises its Additional Investment Right. In consideration of the foregoing, we agreed to issue an additional 1,029 shares of Series C-2 Preferred to FNL.

Pritts Litigation and Binding Settlement Term Sheet

On May 7, 2025, Dr. Elizabeth Pritts (“Dr. Pritts”) and the Elizabeth Pritts Revocable Living Trust (the “Pritts Trust”) filed a complaint in the Circuit Court of the State of Wisconsin, Dane County, against us and our subsidiaries INVO CTR, Wisconsin Fertility and Reproductive Surgery Associates, S.C., and Wood Violet Fertility LLC (“Wood Violet”). Dr. Pritts and the Pritts Trust have asserted causes of action arising out of the WFI acquisition documents (the “WFI Documents”) for breach of contract, breach of the implied covenant of good faith and fair dealing, tortious interference with contract (or, in the alternative, veil piercing), and unjust enrichment.

On May 14, 2025, INVO, Dr. Pritts, the Pritts Trust, and certain of their respective affiliates entered into binding term sheet (the “Term Sheet”) to settle all disputes between the parties pursuant to the terms set forth in the Term Sheet (the “Terms”). The parties agreed to cooperate in good faith to prepare and enter into a final settlement agreement (the “Settlement Agreement”) based on the terms set forth in the Term Sheet; provided, however, that unless and until the Settlement Agreement is executed, the Terms are binding on the parties. Under the Terms, Wood Violet agreed to pay Dr. Pritts $5,000,000 in full and final settlement and satisfaction of all obligations to Dr. Pritts and her affiliates under the WFI Documents, of which $525,000 was paid concurrently with the execution of the Term Sheet, and the remainder of which is payable as follows: $475,000 due June 30, 2025, $750,000 due September 30, 2025, $750,000 due December 31, 2025, $1,000,000 due March 31, 2026, $2,000,000 due June 30, 2026, and $500,000 due December 31, 2026. INVO shall provide Wood Violet with use of 25% of all gross funding proceeds above $2,000,000 raised within any six-month period to accelerate the payment of scheduled settlement payments in chronological order. The parties will enter into a consent judgment to resolve the complaint that would come into effect upon any breach of the Settlement Agreement. The parties agreed to settle all disputes, including those related to employment, acquisition, tax, and related matters, the termination of all employment, consulting, and similar agreements with Dr Pritts, and other customary terms, including, without limitation, indemnification and release of claims. We are seeking to finalize and execute the Settlement Agreement and related documentation in the third quarter of 2025; however, there can be no assurance that the Settlement Agreement will be finalized and executed in the third quarter of 2025, if at all.

Warrant Inducement

On April 30, 2025, we entered into an inducement letter agreement (the “Inducement Letter Agreement”) with an institutional investor and existing holder (the “Holder”) of certain existing warrants (the “Existing Warrants”) to purchase up to 155,280 shares of our common stock. The Existing Warrants were originally issued on January 14, 2025, with an exercise price of $25.20 per share.

The issuance of the shares of common stock upon exercise of the Existing Warrants is registered pursuant to a registration statement on Form S-3 (File No. 333-283872), which was declared effective by the Securities and Exchange Commission (the “SEC”) on January 14, 2025.

Pursuant to the Inducement Letter Agreement, the Holder agreed to exercise the Existing Warrants for cash at the exercise price of $4.83 per share in consideration for our agreement to issue new unregistered warrants to purchase up to an aggregate of 232,920 shares of common stock at an exercise price of $4.83 per share (the “New Warrant”). The New Warrants will be exercisable upon receipt of such approval as may be required by the applicable rules and regulations of the Nasdaq Capital Market (or any successor entity) from the stockholders of INVO with respect to issuance of all of the New Warrants and the shares of common stock upon the exercise thereof (Stockholder Approval, and such date, the “Stockholder Approval Date”) and have a term of five years from the Stockholder Approval Date.

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

Reverse Stock Split (March 2025)

On February 24, 2025, our board of directors approved a reverse stock split of our common stock at a ratio of 1-for-12 and also approved a proportionate decrease in its authorized common stock to 12,500,000 shares from 4,166,667. On March 18, 2025, we filed a certificate of change (with an effective date of March 18, 2025) with the Nevada Secretary of State pursuant to Nevada Revised Statutes 78.209 to effectuate a 1-for-12 reverse stock split of its outstanding common stock. On March 17, 2025, we received notice from Nasdaq that the reverse split would take effect at the open of business on March 18, 2025, and the reverse stock split took effect on that date. All share information included in this Form 10-Q has been reflected as if the reverse stock split occurred as of the earliest period presented.

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

Public Offering

On January 14, 2025, we consummated a public offering (the “January 2025 Offering”) of 378,199 units (“Units”), each consisting of either one share of Common Stock, or one pre-funded warrant to purchase one share of Common Stock (the “January 2025 PFWs”) in lieu thereof, and one warrant to purchase one share of Common Stock at an offering price of $25.20 per Unit (the “January 2025 Warrants”). The January 2025 Warrants are exercisable from and after the date of their issuance and expire on the five-year anniversary of such date, at an exercise price of $25.20 per share of Common Stock. Each January 2025 PFW is immediately exercisable at an exercise price of $0.0036 per share and may be exercised at any time until all of the January 2025 PFWs are exercised in full. In connection with the January 2025 Offering, we entered into a securities purchase agreement (the “January 2025 SPA”) with certain institutional investors who purchased Units in this January 2025 Offering.

The securities issued in the January 2025 Offering were offered pursuant to our registration statement on Form S-1, as amended (File No. 333-283872) (the “January 2025 S-1”), initially filed by us with the SEC under the Securities Act of 1933, as amended (the “Securities Act”), on December 17, 2024 and declared effective on January 13, 2025.

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

Results of Operations

During the first half of 2025, our fertility revenue grew modestly compared to last year despite undergoing some planned downtime in the period.

Looking ahead to the rest of 2025, we expect our fertility operations to make further operational progress. As previously highlighted, our Wisconsin clinic, which we acquired in 2023 and represented our first acquisition of an existing, profitable clinic, serves as a solid foundation for our business. We have resumed active pursuit of additional acquisitions of established and profitable IVF clinics with a view to accelerate our growth and drive our overall business to beyond cash flow break even and to profitability.

Although we anticipate our clinic operations will dominate our commercial efforts and revenue, we also will continue to work on growing INVOcell, both within our own clinics as well as to third party fertility clinics. We also intend to seek out additional, innovative technologies, which we can utilize to benefit patients and enhance our clinic operations.

From a macro perspective, we believe we will benefit from the ongoing growth in the ART market, which continues to experience positive trends, including (1) an under-served patient population, (2) increasing infertility rates around the world, (3) growing awareness and education of fertility treatment options, (4) a growing acceptance of fertility treatment, (5) improvements in procedure techniques and hence improvements in pregnancy success rates, and (6) generally improving insurance (private and public) reimbursement trends.

As previously described, we completed the acquisition of NAYA Therapeutics in October of 2024. The original goal behind this transaction was to expand our business activities beyond fertility and to create a healthcare portfolio company initially focused on a commercial-stage fertility business combined with a unique clinical-stage oncology and autoimmune technology business.

In April 2025, not having received sufficient shareholder support for key elements of the NAYA Therapeutics transaction at a shareholder meeting scheduled for March 10, 2025 (further detail available above under Recent Developments – 2024 Annual Meeting), upon advice of counsel and of our proxy solicitation firm, as well as general feedback from stakeholders, we elected to re-focus exclusively on our fertility business. As such, we changed our name and ticker symbol to “INVO Fertility, Inc.” and “IVF”, respectively, and, in May 2025, divested a majority interest in NAYA Therapeutics.

We remain enthusiastic about NTI’s prospects and will retain a minority stake, which we hope to monetize in the future through value appreciation that could be generated from the clinical development of its bifunctional antibodies.

Our revised corporate structure is intended to enable both businesses to focus on their respective opportunities and operations, with the existing management team and our board of directors continuing to lead the public company and its focus on the fertility marketplace. NAYA Therapeutics returned to being a privately held biotechnology company led by its team and a separate board.

Comparison of the Three Months Ended June 30, 2025, and 2024

Revenue

Revenue for the three months ended June 30, 2025, was approximately $1.9 million, compared to approximately $1.8 million for the three months ended June 30, 2024.

Cost of Revenue

Cost of revenue for the three months ended June 30, 2025, was approximately $1.1 million, compared to approximately $0.9 million for the three months ended June 30, 2024. The increase in cost of revenue was primarily related to increased labor costs in the Wisconsin clinic.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses for the three months ended June 30, 2025, were approximately $2.2 million, compared to approximately $2.6 million for the three months ended June 30, 2024. The decrease of approximately $0.4 million was primarily related to decreased wages and professional services expenses. Non-cash, stock-based compensation expense was $0.7 million in the period, compared to $1.2 million for the same period in the prior year.

Impairment Loss

Impairment loss for the three months ended June 30, 2025, was approximately $1.4 million compared to nil for the three months ended June 30, 2024. The increase of approximately $1.4 million is noncash and is related to an impairment on the Wisconsin clinic’s noncompetition agreement related to the agreement to release Dr. Pritts from her noncompetition commitment under the Settlement Agreement.

Loss from debt extinguishment

Loss from debt extinguishment for the three months ended June 30, 2025, was approximately $0.7 million, compared to nil for the three months ended June 30, 2024. This debt extinguishment expense is primarily related to the Amended and Restated Debenture.

Gain on settlement

Gain on settlement for the three months ended June 30, 2025, was approximately $0.7 million, compared to nil for the three months ended June 30, 2024. This gain is due to the Settlement Agreement with Dr. Pritts.

Interest Expense and Financing Fees

Interest expense and financing fees were approximately $0.2 million for the three months ended June 30, 2025, compared to approximately $0.4 million for the three months ended June 30, 2024.

Loss on Discontinued Operations

Loss on discontinued operations was approximately $2.1 million for the three months ended June 30 ,2025, compared to nil for the three months ended June 30 ,2024. The loss consists of approximately $0.5 million from the loss from operations of NTI and approximately $1.5 million from the loss on disposal of NTI.

Comparison of the Six Months Ended June 30, 2025, and 2024

Revenue

Revenue for the six months ended June 30, 2025, was approximately $3.5 million, compared to approximately $3.3 million for the six months ended June 30, 2024.

Cost of Revenue

Cost of revenue for the six months ended June 30, 2025, was approximately $2.1 million, compared to approximately $1.7 million for the six months ended June 30, 2024. The increase in cost of revenue was primarily related to increased labor costs in the Wisconsin clinic.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses for the six months ended June 30, 2025, were approximately $3.8 million, compared to approximately $4.1 million for the six months ended June 30, 2024. The decrease of approximately $0.3 million was primarily related to decreased wages and professional services expenses. Non-cash, stock-based compensation expense was $0.8 million in the period, compared to $1.4 million for the same period in the prior year.

Impairment Loss

Impairment loss for the six months ended June 30, 2025, was approximately $1.4 million compared to nil for the six months ended June 30, 2024. The increase of approximately $1.4 million is noncash and is related to an impairment on the Wisconsin clinic’s noncompetition agreement related to the agreement to release Dr. Pritts from her noncompetition commitment under the Settlement Agreement.

Loss from debt extinguishment

Loss from debt extinguishment for the six months ended June 30, 2025, was approximately $0.7 million, compared to nil for the six months ended June 30, 2024. This debt extinguishment expense is primarily related to the Amended and Restated Debenture.

Gain on settlement

Gain on settlement for the six months ended June 30, 2025, was approximately $0.7 million, compared to nil for the six months ended June 30, 2024. This gain is due to the Settlement Agreement with Dr. Pritts.

Interest Expense and Financing Fees

Interest expense and financing fees were approximately $0.5 million for the six months ended June 30, 2025, compared to approximately $0.6 million for the six months ended June 30, 2024.

Loss on Discontinued Operations

Loss on discontinued operations was approximately $18.0 million for the six months ended June 30 ,2025, compared to nil for the six months ended June 30 ,2024. The loss consists of approximately $16.5 million from the loss from operations of NTI, including a goodwill impairment of approximately $14.6 million and approximately $1.5 million from the loss on disposal of NTI.

Liquidity and Capital Resources

For the six months ended June 30, 2025, and 2024, we had net losses of approximately $22.7 million and $3.8 million, respectively, and an accumulated deficit of approximately $90.2 million as of June 30, 2025. Approximately $19.0 million of the net loss was related to non-cash expenses for the six months ended June 30, 2025, compared to $2.6 million for the six months ended June 30, 2024. We had negative working capital of approximately $6.3 million as of June 30, 2025, compared to negative working capital of approximately $5.6 million as of December 31, 2024. As of June 30, 2025, we had stockholder’s equity of approximately $2.5 million compared to stockholder’s equity of approximately $12.7 million as of December 31, 2024.

We have been dependent on raising capital from debt and equity financings to meet our needs for cash required to fund our operating expenses and investing activities. During the first six months of 2025, we received $0.5 million for the sale of our preferred stock, $1.0 million from the exercise of warrants, and $8.7 million in net proceeds for a public offering, which was partially used to redeem $4 million of preferred stock and repay approximately $1.1 million in debt. During the first six months of 2024, we received net proceeds of approximately $1.5 million for the sale of our preferred stock, $0.9 million from the exercise of warrants, $0.4 million in proceeds from the sale of notes payable, and $0.2 million in net proceeds for the sale of our common stock. Until we can generate positive cash from operations, we will need to raise additional funding to meet our liquidity needs and to execute our business strategy. As in the past, we will seek debt and/or equity financing, which may not be available on reasonable terms, if at all.

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

Cash Flows

The following table shows a summary of our cash flows for the three months ended June 30, 2025 and 2024:

	2025	2024
Cash (used in) provided by:
Operating activities	(5,263,155)	(1,716,214)
Investing activities	(30,096)	(29,239)
Financing activities	5,101,036	2,455,963

Cash Flows from Operating Activities

As of June 30, 2025, we had approximately $0.5 million in cash, compared to approximately $0.9 million as of June 30, 2024. Net cash used in operating activities for the first six months of 2025 was approximately $5.3 million, compared to approximately $1.7 million for the same period in 2024. The increase in net cash used in operating activities was primarily due to the increase in net loss related to the consolidation of NTI.

Cash Flows from Investing Activities

During the six months ended June 30, 2025, cash used in investing activities of $30 thousand was primarily related to the purchase of equipment for WFI. During the three months ended June 30, 2024, cash used in investing activities of $29 thousand was primarily related to the purchase of equipment for WFI.

Cash Flows from Financing Activities

During the six months ended June 30, 2025, cash provided by financing activities of approximately $5.1 million was primarily related to approximately $8.7 million of net proceeds from a public offering which was partially offset by a $4 million redemption of the C-2 Preferred Stock, approximately $1.1 million of debt repayment, and warrant exercises. During the six months ended June 30, 2024, cash provided by financing activities of approximately $2.5 million was primarily related to the sale of preferred stock, warrant exercises, and notes payable.

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

Discontinued Operations

The Company accounted for the divesture of its NAYA Therapeutics (“NTI”) subsidiary in accordance with ASC 205 Discontinued Operations (“ASC 205”). ASC 205 requires that a component of an entity that has been disposed of or is classified as held for sale, has operations and cash flows that can be clearly distinguished from the rest of the entity, and represents a strategic shift that has (or will have) a major effect on the reporting entity’s financial results must be reported as discontinued operations. The divesture of NTI met the held-for-sale criteria as defined in ASC 205.

In the period a component of an entity is classified as a discontinued operation, the results of operations for the periods presented are reclassified into separate line items in the unaudited condensed consolidated statements of operations and the assets and liabilities of the discontinued operation are also reclassified into separate line items on the related condensed consolidated balance sheets. Prior period amounts are also adjusted to reflect discontinued operations presentation. All amounts included in the notes to the unaudited condensed consolidated financial statements relate to continuing operations unless otherwise noted.

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

Concentration of Credit Risk

Cash includes amounts deposited in financial institutions in excess of insurable Federal Deposit Insurance Corporation (“FDIC”) limits. As of June 30, 2025, the Company had cash balances in excess of FDIC limits.

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

The Company’s Therapeutics segment does not currently generate revenue. This segment was divested during the second quarter of 2025.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risks

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and are not required to provide the information required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Our chief executive officer and chief financial officer previously concluded that our disclosure controls and procedures were not effective as of December 31, 2023, due solely to the events that led to the restatements of our financial statements for the periods ending June 30, 2021, through June 30, 2024. Our management determined a material weakness in our internal control over financial reporting existed due to the accounting treatment of our right-of-use asset and corresponding lease liability for our operating leases on our balance sheet. Management’s review was insufficient to identify an error in the incremental borrowing rate that led to our restatement of our financial statements for the periods.

Our management, including the chief executive officer and chief financial officer, has since carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended, as of the end of the period covered by this report. These disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2025, due to the material weaknesses described below.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (1992 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation of our internal control over financial reporting, management has concluded that, as of June 30, 2025, our internal control over financial reporting was not effective due to material weaknesses related to (1) a limited segregation of duties due to our lack of formal control documentation, limited resources, and the small number of employees, and (2) a lack of adequate accounting resources to properly account for complex accounting transactions. Management has determined that these control deficiencies constitute material weaknesses, which could result in material misstatements of significant accounts and disclosures that could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

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

Elizabeth Pritts and the Elizabeth Pritts Revocable Living Trust

On May 7, 2025, Dr. Elizabeth Pritts (“Dr. Pritts”) and the Elizabeth Pritts Revocable Living Trust (the “Pritts Trust”) filed a complaint in the Circuit Court of the State of Wisconsin, Dane County, against the Company and its subsidiaries INVO Centers LLC, Wisconsin Fertility and Reproductive Surgery Associates, S.C., and Wood Violet Fertility LLC (“Wood Violet”). Dr. Pritts and the Pritts Trust have asserted causes of action arising out of alleged breach of contract under the acquisition documents (the “WFI Documents”) for the Company’s acquisition of Wisconsin Fertility Institute (“WFI”), breach of the implied covenant of good faith and fair dealing, tortious interference with contract (or, in the alternative, veil piercing), and unjust enrichment.

On May 14, 2025, the Company, Dr. Pritts, the Pritts Trust, and certain of their respective affiliates entered into binding term sheet (the “Term Sheet”) to settle all disputes between the parties pursuant to the terms set forth in the Term Sheet (the “Terms”). The parties agreed to cooperate in good faith to prepare and enter into a final settlement agreement (the “Settlement Agreement”) based on the terms set forth in the Term Sheet; provided, however, that unless and until the Settlement Agreement is executed, the Terms are binding on the parties. Under the Terms, Wood Violet agreed to pay Dr. Pritts $5,000,000 in full and final settlement and satisfaction of all obligations to Dr. Pritts and her affiliates under the WFI Documents, of which $525,000 was paid concurrently with the execution of the Term Sheet, and the remainder of which is payable as follows: $475,000 due June 30, 2025, $750,000 due September 30, 2025, $750,000 due December 31, 2025, $1,000,000 due March 31, 2026, $2,000,000 due June 30, 2026, and $500,000 due December 31, 2026. The Company shall provide Wood Violet with use of 25% of all gross funding proceeds above $2,000,000 raised within any six-month period to accelerate the payment of scheduled settlement payments in chronological order. The parties will enter into a consent judgment to resolve the complaint that would come into effect upon any breach of the Settlement Agreement. The parties agreed to settle all disputes, including those related to employment, acquisition, tax, and related matters, the termination of all employment, consulting, and similar agreements with Dr Pritts, and (8) other customary terms, including, without limitation, indemnification and release of claims. The Company seeks to finalize and execute the Settlement Agreement and related documentation in the third quarter of 2025; however, there can be no assurance that the Settlement Agreement will be finalized and executed in the third quarter of 2025, if at all.

Item 1A. Risk Factors

Smaller reporting companies are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 4, 2025, an institutional investor and existing holder exercised its right to acquire 200 shares of Series C-2 Preferred, with an aggregate stated value of $200,000, for $200,000 in cash. As a result of the exercise, the conversion price on the Series C-2 Preferred adjusted to $1.5340 per share. The Series C-2 Preferred issued pursuant to this exercise were sold and issued, and the shares of common stock issuable thereunder will be sold and issued, without registration under the Securities Act, in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act and/or Rule 506 promulgated thereunder as transactions not involving a public offering.

On August 14, 2025, an institutional investor and existing holder exercised its right to acquire 250 shares of Series C-2 Preferred, with an aggregate stated value of $250,000, for $250,000 in cash. As a result of the exercise, the conversion price on the Series C-2 Preferred adjusted to $1.4765 per share. The Series C-2 Preferred issued pursuant to this exercise were sold and issued, and the shares of common stock issuable thereunder will be sold and issued, without registration under the Securities Act, in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act and/or Rule 506 promulgated thereunder as transactions not involving a public offering

During the second quarter of 2025, we issued an aggregate of 87,719 shares of our common stock upon conversion of $250,000 in principal amount due under an amended and restated 7.0% debenture (the “Amended and Restated Debenture”). The shares were issued without registration under the Securities Act, in reliance on the exemption provided by Section 3(a)(9) of the Securities Act.

Since June 30, 2025, we issued 135,000 shares of our common stock upon conversion of $312,100 in principal amount due under the Amended and Restated Debenture. The shares were issued without registration under the Securities Act, in reliance on the exemption provided by Section 3(a)(9) of the Securities Act.

Since June 30, 2025, we issued 3,534,906 shares of our common stock upon conversion of 5,784 shares of Series C-2 Preferred. The shares were issued without registration under the Securities Act, in reliance on the exemption provided by Section 3(a)(9) of the Securities Act.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

(a)	None.

(b)	None.

(c)	Insider Adoption or Termination of Trading Arrangements

During the fiscal quarter ended June 30, 2025, none of our directors or officers informed us of the adoption, modification, or termination of a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as such terms are defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Description

10.1*	Third Amendment to the RSLA between the Registrant and Decathlon Alpha V, L.P.,

10.2*	Demand Note Amendment Letter between the Registrant and JAG Multi Investments LLC.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, is formatted in Inline XBRL

* Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 14, 2025.

INVO Fertility, Inc.

Date: August 14, 2025	By:	/s/ Steven Shum
Steven Shum, Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2025	By:	/s/ Andrea Goren
Andrea Goren, Chief Financial Officer
(Principal Financial and Accounting Officer)

