Form 10-Q
period 2025-09-30
INVO Fertility, Inc.
filed 2025-11-17
CIK 1417926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 17, 2025, the Registrant had 15,130,282 shares of common stock outstanding.

INVO FERTILITY, INC. FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

INVO FERTILITY, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2025	2024
	(unaudited)
ASSETS
Current assets
Cash	$355,891	$619,520
Accounts receivable	274,200	174,881
Inventory	191,762	219,764
Prepaid expenses and other current assets	314,952	180,853
Current assets held for sale	-	123,313
Total current assets	1,136,805	1,318,331
Property and equipment, net	405,417	466,684
Lease right of use	2,096,739	2,283,784
Intangible assets, net	1,430,495	3,275,931
Goodwill	5,878,986	5,878,986
Equity investments	613,771	740,759
Investment in NAYA	2,466,810	-
Note receivable	4,803,175	-
Noncurrent assets held for sale	-	32,484,707
Total assets	$18,832,198	$46,449,182
LIABILITIES, MEZZANINE EQUITY, AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$2,391,222	$3,113,660
Accrued compensation	342,957	713,483
Convertible notes payable – current portion, net	149,293	5,173,293
Convertible notes payable – related parties, net	880,000	880,000
Deferred revenue	720,407	602,359
Lease liability, current portion	265,808	239,125
Additional payments for acquisition, current portion	4,484,500	2,500,000
Other current liabilities	10,500	410,000
Current liabilities held for sale	-	4,294,521
Total current liabilities	9,244,687	17,926,441
Notes payable, net of current portion	951,668	1,128,713
Lease liability, net of current portion	1,987,121	2,189,555
Additional payments for acquisition, net of current portion	800,000	5,000,000
Total liabilities	12,983,476	26,244,709

Mezzanine equity
Series C-2 Preferred Stock $1,000.00 par value; 20,000 shares authorized; 9,475 and 8,576 issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	-	7,457,000

Stockholders’ equity
Series C-1 Preferred Stock, $1,000.00 par value; 0 and 30,375 shares authorized; 0 and 30,375 issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	-	30,375,000
Series C-2 Preferred Stock $1,000.00 par value; 20,000 shares authorized; 9,475 and 8,576 issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	8,877,359	-
Common Stock, $.0001 par value; 50,000,000 shares authorized; 5,423,801 and 124,345 issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	542	12
Additional paid-in capital	90,063,124	49,537,079
Accumulated deficit	(93,092,303)	(67,164,618)
Total stockholders’ equity	5,848,722	12,747,473
Total liabilities, mezzanine equity, and stockholders’ equity	$18,832,198	$46,449,182

The accompanying notes are an integral part of these consolidated financial statements.

INVO FERTILITY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

Revenue:
Clinic revenue	$1,722,223	$1,418,011	$5,175,870	$4,763,131
Product revenue	34,871	15,140	82,063	82,903
Total revenue	1,757,094	1,433,151	5,257,933	4,846,034
Operating expenses
Cost of revenue	1,127,749	988,465	3,266,281	2,700,347
Selling, general and administrative expenses	2,128,088	1,514,593	5,878,459	5,602,703
Research and development expenses	-	-	-	4,880
Impairment loss	-	-	1,397,353	-
(Gain) loss on disposal of fixed assets	-	-	-	511,663
Depreciation and amortization	136,741	230,495	540,940	687,793
Total operating expenses	3,392,578	2,733,553	11,083,033	9,507,386
Loss from operations	(1,635,484)	(1,300,402)	(5,825,100)	(4,661,352)
Other income (expense):
Gain (loss) from equity method joint ventures	12,827	(27,372)	8,012	(9,422)
Gain on lease termination	-	-	-	94,551
Loss on debt extinguishment	(876,165)	-	(1,568,435)	(40,491)
Gain on settlement (Note 17)	-	-	714,500	-
Interest expense	(145,803)	(273,629)	(674,967)	(824,536)
Total other income (expense)	(1,009,141)	(301,001)	(1,520,890)	(779,898)
Net loss from continuing operations before income taxes	(2,644,625)	(1,601,403)	(7,345,990)	(5,441,250)
Income taxes	-	29,259	-	31,095
Net loss from continuing operations	(2,644,625)	(1,630,662)	(7,345,990)	(5,472,345)
Discontinued operations (Note 3)
Loss on disposal of NTI	-	-	(1,534,517)	-
Loss on discontinued operations of NTI	-	-	(16,452,562)	-
Net loss	(2,644,625)	(1,630,662)	(25,333,069)	(5,472,345)
Loss from continuing operations per share
Basic	$(0.77)	$(15.11)	$(5.17)	$(58.88)
Diluted	$(0.77)	$(15.11)	$(5.17)	$(58.88)
Loss from discontinued operations per common share
Basic	$-	$-	$(12.66)	$-
Diluted	$-	$-	$(12.66)	$-
Loss per common share:
Basic	$(0.77)	$(15.11)	$(17.83)	$(58.88)
Diluted	$(0.77)	$(15.11)	$(17.83)	$(58.88)
Weighted average number of common shares outstanding:
Basic	3,447,622	107,949	1,420,853	92,944
Diluted	3,447,622	107,949	1,420,853	92,944

The accompanying notes are an integral part of these consolidated financial statements.

INVO FERTILITY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Stockholders’ Equity											Mezzanine Equity
	Common Stock		Series A Preferred Stock		Series B Preferred Stock		Series C-1 Preferred Stock		Additional Paid-in	Accumulated		Series C-2 Preferred Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total	Shares	Amount
Balances, December 31, 2023	69,237	$7	-	$-	1,200,000	$6,000,000	-	$-	$52,710,963	$(57,818,145)	$892,825	-	$-
Common stock issued to directors and employees	-	-	-	-	-	-	-	-	92	-	92	-	-
Common stock issued for services	3,487	-	-	-	-	-	-	-	142,450	-	142,450	-	-
Preferred stock issued	-	-	100,000	500,000	-	-	-	-	-	-	500,000	-	-
Stock options issued to directors and employees as compensation	-	-	-	-	-	-	-	-	71,301	-	71,301	-	-
Net Loss	-	-	-	-	-	-	-	-	-	(1,596,513)	(1,596,513)	-	-
Balances, March 31, 2024	72,724	$7	100,000	$500,000	1,200,000	$6,000,000	-	$-	$52,924,806	$(59,414,658)	$10,155	-	$-
Common stock issued to directors and employees	-	-	-	-	-	-	-	-	61	-	61	-	-
Common stock issued to service providers	1,922	-	-	-	-	-	-	-	59,998	-	59,998	-	-
Preferred stock issued	-	-	201,280	1,006,404	-	-	-	-	-	-	1,006,404	-	-
Stock issued for cash	7,223	1	-	-	-	-	-	-	165,130	-	165,131	-	-
Warrants issued with notes payable	-	-	-	-	-	-	-	-	188,755	-	188,755	-	-
Convertible note modification/extinguishment	-	-	-	-	-	-	-	-	40,491	-	40,491	-	-
Warrants issued	-	-	-	-	-	-	-	-	971,012	-	971,012	-	-
Debt conversion	3,054	-	-	-	-	-	-	-	197,033	-	197,033	-	-
Warrant exercise	22,417	2	-	-	-	-	-	-	900,609	-	900,611	-	-
Stock options issued to directors and employees	-	-	-	-	-	-	-	-	69,035	-	69,035	-	-
Deemed dividend	-	-	-	-	-	-	-	-	250,635	(250,635)	-	-	-
Net loss attributable to INVO Fertility, Inc	-	-	-	-	-	-	-	-	-	(2,245,170)	(2,245,170)	-	-
Balance, June 30, 2024	107,340	10	301,280	1,506,404	1,200,000	6,000,000	-	-	55,767,565	(61,910,463)	1,363,516	-	-
Common stock issued to service providers	3,500	3	-	-	-	-	-	-	37,292	-	37,295	-	-
Preferred stock issued	-	-	27,500	137,500	-	-	-	-	-	-	137,500	-	-
Stock options issued to directors and employees	-	-	-	-	-	-	-	-	69,035	-	69,035	-	-
Net loss attributable to INVO Fertility, Inc	-	-	-	-	-	-	-	-	-	(1,630,662)	(1,630,662)	-	-
Balance, September 30, 2024	110,840	$13	328,780	$1,643,904	1,200,000	$6,000,000	-	$-	55,873,892	$(63,541,125)	$(23,316)	-	$-

Balances, December 31, 2024	124,345	$12	-	$-	-	$-	30,375	$30,375,000	$49,537,079	$(67,164,618)	$12,747,473	8,576	$7,457,000

Common stock issued, net of fees and expenses	72,545	$7	-	$-	-	$-	-	$-	$8,747,895	$-	$8,747,902	-	$-
Preferred stock redemption	-	-	-	-	-	-	-	-	(521,922)		(521,922)	(4,000)	(3,478,078)
Warrant exercise - cashless	2,914	-	-	-	-	-	-	-	-	-	-	-	-
Warrant exercise - prefunded	48,892	5	-	-	-	-	-	-	83	-	88	-	-
Stock options issued to directors and employees as compensation	-	-	-	-	-	-	-	-	70,655	-	70,655	-	-
Accrued dividend on preferred stock	-	-	-	-	-	-	-	-	-	(305,245)	(305,245)	-	-
Rounding for reverse split	54	-	-	-	-	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	-	(17,403,586)	(17,403,586)	-	-
Balances, March 31 2025	248,750	$24	-	$-	-	$-	30,375	30,375,000	$57,833,790	$(84,873,449)	$3,335,365	4,576	3,978,922

	Stockholders’ Equity
	Common Stock		Series A Preferred Stock		Series B Preferred Stock		Series C-1 Preferred Stock		Series C-2 Preferred Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balances, March 31 2025	248,750	$24	-	$-	-	$-	30,375	$30,375,000	-	$-	$57,833,790	$(84,873,449)	$3,335,365
Reclassification of Series C-2 Preferred stock from mezzanine equity	-	-	-	-	-	-	-	-	4,576	3,978,922	-	-	-
Stock issued to service providers	10,167	1	-	-	-	-	-	-	630	630,000	62,264	-	692,265
Debt conversion	87,720	9	-	-	-	-	-	-	2,430	2,430,000	249,991	-	2,680,000
Warrant exercise - cashless	12,756	1	-	-	-	-	-	-	-	-	(1)	-	-
Warrant exercise - prefunded	256,770	26	-	-	-	-	-	-	-	-	774	-	800
Warrant exercise	211,947	22	-	-	-	-	-	-	-	-	1,023,727	-	1,023,749
C-1 to C-2 exchange	-	-	-	-	-	-	(2,025)	(2,025,000)	3,213	3,213,000	(837,821)	-	350,179
Divesture of NAYA	-	-	-	-	-	-	(28,350)	(28,350,000)	-	-	24,368,110	-	(3,981,890)
Preferred stock issued	-	-	-	-	-	-	-	-	500	500,000	-	-	500,000
Dividends on preferred stock	-	-	-	-	-	-	-	-	-	-	-	(44,934)	(44,934)
Stock options issued to directors and employees as compensation	-	-	-	-	-	-	-	-	-	-	11,875	-	11,875
Net loss	-	-	-	-	-	-	-	-	-	-	-	(5,284,858)	(5,284,858)
Balances, June 30, 2025	828,110	83	-	-	-	-	-	-	10,719	10,121,922	$82,712,709	(90,203,241)	2,631,473

Stock issued to service providers	15,000	1	-	-	-	-	-	-	467	467,000	14,429	-	481,430
Debt conversion	685,000	68	-	-	-	-	-	-	2,959	2,959,000	739,892	-	3,698,960
Warrant exercise	9,806	1	-	-	-	-	-	-	-	-	19,565	-	19,566
C-2 to common stock exchange	3,885,775	389	-	-	-	-	-	-	(6,565)	(6,565,000)	6,564,611	-	-
Proceeds from the sale of preferred stock	-	-	-	-	-	-	-	-	1,650	1,650,000	-	-	1,650,000
Dividends on preferred stock	-	-	-	-	-	-	-	-	245	244,437	-	(244,437)	-
Stock options issued to directors and employees as compensation	-	-	-	-	-	-	-	-	-	-	11,918	-	11,918
Post stock split rounding	110	-	-	-	-	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	-	-	-	(2,644,625)	(2,644,625)
Balances, September 30, 2025	5,423,801	$542	-	$-	-	$-	-	-	9,475	$8,877,359	$90,063,124	$(93,092,303)	$5,848,722

The accompanying notes are an integral part of these consolidated financial statements.

INVO FERTILITY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended
	September 30,
	2025	2024
Cash flows used in operating activities:
Net loss	$(25,333,069)	$(5,472,345)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation issued for services	1,150,235	1,210,755
Stock compensation issued to directors and employees	-	153
Fair value of stock options issued to employees	94,448	209,371
Non-cash compensation for services	135,000	135,000
Amortization of discount on notes payable	132,644	535,659
Loss (gain) from equity method investment	(8,012)	9,422
Loss from debt extinguishment	1,568,435	40,491
Impairment loss	16,042,422	-
Loss from disposal of assets	-	511,663
Loss on disposition	1,534,517	-
Gain on settlement	(1,615,000)	-
Gain on lease termination	-	(94,551)
Depreciation and amortization	540,939	687,793
Changes in assets and liabilities:
Accounts receivable	(99,319)	(116,501)
Inventory	28,002	22,968
Prepaid expenses and other current assets	(194,279)	(510,926)
Accounts payable and accrued expenses	(443,913)	285,994
Accrued compensation	193,743	(82,213)
Deferred revenue	118,048	153,633
Other current liabilities	(1,000,000)	-
Leasehold liability	11,294	20,986
Accrued interest	104,173	95,627
Net cash used in operating activities	(7,039,692)	(2,357,021)
Cash used in investing activities:
Payments to acquire property, plant, and equipment	(31,589)	(104,829)
Proceeds from sale of fixed assets	-	75,590
Divesture of NAYA	(6,569)	-
Net cash used in investing activities	(38,158)	(29,239)
Cash from financing activities:
Proceeds from the sale of notes payable	-	694,250
Proceeds from the sale of common stock, net of offering costs	8,747,902	165,131
Proceeds from sale of preferred stock	2,150,000	1,643,904
Proceeds from warrant exercise	1,044,203	900,611
Preferred stock redemption	(4,000,000)	-
Principal payments on notes payable	(1,249,760)	(778,469)
Net cash provided by financing activities	6,692,345	2,625,427

Increase (decrease) in cash and cash equivalents	(385,505)	239,167
Cash and cash equivalents at beginning of period	741,396	232,424
Cash and cash equivalents at end of period	$355,891	$471,591
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$371,197	$169,042
Noncash activities:
Preferred stock redemption adjustment	521,922	-
Restated debenture, interest conversion	235,863	-
Common and preferred stock issued upon conversion notes payable and accrued interest	5,413,227	175,001
C-2 to common stock exchange	6,565,000	-
Preferred stock exchange	1,188,000	-
Fair value of warrants issued with debt	-	188,755
Dividend on preferred stock	244,437	-
Deemed dividend	-	250,635
Common stock issued for accounts payable	23,460	-

The accompanying notes are an integral part of these consolidated financial statements.

INVO FERTILITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for the fair presentation of the Company’s financial statements for the periods presented. The Company’s fiscal year-end is December 31.

The Company’s accompanying consolidated financial statements are unaudited. The unaudited interim consolidated financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2025, the results of its operations for the three and nine months ended September 30, 2025 and 2024, the statements of changes in stockholders’ equity for the three and nine months ended September 30, 2025 and 2024, and its cash flows for the nine months ended September 30, 2025 and 2024. The financial data and other information disclosed in these notes related to the three and nine months ended September 30, 2025, and 2024 are also unaudited. The results for the three and nine months ended September 30, 2025, are not necessarily indicative of results to be expected for the year ending December 31, 2025, any other interim periods, or any future year or period. These interim financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2024, and notes thereto, which are included in the Company’s Annual Report on Form 10-K filed with the SEC on April 30, 2025.

The accompanying consolidated financial statements present on a consolidated basis the accounts of the Company and its wholly owned subsidiaries and controlled affiliates. The Company presents noncontrolling interest within the equity section of its consolidated balance sheets and the amount of consolidated net income (loss) that is attributable to the Company in its consolidated statement of operations. All significant intercompany accounts and transactions have been eliminated in consolidation.

The Company uses the equity method of accounting when it owns an interest in an entity whereby it can exert significant influence over but cannot control the entity’s operations.

The Company considers events or transactions that have occurred after the consolidated balance sheet date of September 30, 2025, but prior to the filing of the consolidated financial statements with the SEC in this Quarterly Report on Form 10-Q, to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure, as applicable. Subsequent events have been evaluated through the date of the filing of this Quarterly Report on Form 10-Q.

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

Discontinued Operations

The Company accounted for the divesture of its NAYA Therapeutics (“NTI”) subsidiary in accordance with Accounting Standards Codification (“ASC”) 205 Discontinued Operations (“ASC 205”). ASC 205 requires that a component of an entity that has been disposed of or is classified as held for sale, has operations and cash flows that can be clearly distinguished from the rest of the entity, and represents a strategic shift that has (or will have) a major effect on the reporting entity’s financial results must be reported as discontinued operations. As of June 30, 2025 the divesture of NTI met the held-for-sale criteria as defined in ASC 205.

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

Equity Method Investments

Investments in unconsolidated affiliates, over which the Company exerts significant influence but does not control or otherwise consolidate, are accounted for using the equity method. Equity method investments are initially recorded at cost. These investments are included in equity investments in the accompanying consolidated balance sheets. The Company’s share of the profits and losses from these investments is reported in loss from equity method joint venture in the accompanying consolidated statements of operations. The Company monitors its investments for other-than-temporary impairment by considering factors such as current economic and market conditions and the operating performance of the investees and records reductions in carrying values when necessary.

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

ASC 820-10, “Fair Value Measurements” provides a framework for measuring fair value under GAAP. ASC 820-10 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820-10 requires that valuation techniques maximize the use of observable inputs and minimize the use of unobservable inputs.

Derivatives

The Company reviews the conversion features of all liability and equity instruments based on the requirements of ASC 815, “Derivatives and Hedging” to determine if the conversion feature represents an embedded derivative. The Company determined there were no derivatives, embedded or otherwise, as of September 30, 2025.

Income Taxes

The Company is subject to income taxes in the United States and its domestic tax liabilities are subject to the allocation of expenses in multiple state jurisdictions. The Company uses the asset and liability method to account for income taxes. Under this method, deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The recoverability of deferred tax assets is evaluated by assessing the adequacy of future expected taxable income from all sources, including taxable income in prior carryback years, reversal of taxable temporary differences, forecasted operating earnings, and available tax planning strategies. To the extent the Company does not consider it more-likely-than-not that a deferred tax asset will be recovered, a valuation allowance is established. The Company's policy is to treat tax-related interest and penalties as income tax expense.

Concentration of Credit Risk

Cash includes amounts deposited in financial institutions in excess of insurable Federal Deposit Insurance Corporation (“FDIC”) limits. As of September 30, 2025, the Company had cash balances in excess of FDIC limits.

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

Loss Per Share

Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding. Diluted earnings per share are computed similarly to basic earnings per share except that the denominator is increased to include potentially dilutive securities. The Company’s diluted loss per share is the same as the basic loss per share for the nine months ended September 30, 2025, and 2024, as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss (numerator)	$(2,644,625)	(1,630,662)	(25,333,069)	(5,472,345)
Basic and diluted weighted-average number of common shares outstanding (denominator)	3,447,622	107,949	1,420,853	92,944
Basic and diluted net loss per common share	(0.77)	(15.11)	(17.83)	(58.88)

The Company has excluded the following dilutive securities from the calculation of fully diluted shares outstanding because the result would have been anti-dilutive:

	As of September 30,
	2025	2024
Options	364,072	2,722
Convertible notes and interest	443,585	14,925
Preferred stock	14,534,096	42,466
Warrants and unit purchase options	678,334	114,752
Total	1,548,878	174,865

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures. The ASU requires greater disaggregation of information about a reporting entity’s effective tax rate reconciliation and information on income taxes paid. The ASU applies to all entities subject to income taxes and is intended to help investors better understand an entity’s exposure to potential changes in jurisdictional tax legislation and assess income tax information that affects cash flow forecasts and capital allocation decisions. The ASU is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The adoption of this ASU on January 1, 2025, had no material impact on the Company’s financial statements.

Accounting Pronouncements Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvement to Income Tax Disclosures, amending income tax disclosure requirements for the effective tax rate reconciliation and income taxes paid. The amendments in ASU 2023-09 are effective for fiscal years beginning after December 15, 2024 and are applied prospectively. Early adoption and retrospective application of the amendments are permitted. The Company is currently evaluating the impact of the adoption of ASU 2023-09.

In November 2024, the FASB issued ASU 2024-03 Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40). The ASU aims to improve financial reporting by requiring that public business entities disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. In January 2025, the ASU was subsequently amended by ASU 2025-01 to clarify the effective date by which all public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption of ASU 2024-03 is permitted. The Company is currently evaluating the impact of this guidance on its financial statements.

The FASB and other entities issued new or modifications to, or interpretations of, existing accounting guidance during 2025. Management has carefully considered the new pronouncements that altered generally accepted accounting principles and does not believe that any other new or modified principles will have a material impact on the Company’s reported financial position or operations in the near term.

Note 2 – Liquidity

Historically, the Company has funded its cash and liquidity needs primarily through revenue collection and debt and equity financings. For the nine months ended September 30, 2025, and 2024, the Company incurred a net loss of approximately $25.3 million and $5.5 million, respectively, and has an accumulated deficit of approximately $93.1 million as of September 30, 2025. Approximately $19.6 million of the net loss was related to non-cash expenses for the nine months ended September 30, 2025, compared to $3.2 million for the nine months ended September 30, 2024.

As of September 30, 2025, we had approximately $0.4 million in cash, compared to approximately $0.5 million as of September 30, 2024. Net cash used in operating activities for the first nine months of 2025 was approximately $7.0 million, compared to approximately $2.4 million for the same period in 2024.

The Company has been dependent on raising capital from debt and equity financings to meet its needs for cash used in operating and investing activities. During the first nine months of 2025, we received $2.2 million for the sale of our preferred stock, $1.0 million from the exercise of warrants, and $8.7 million in net proceeds for a public offering, which was partially used to redeem $4.0 million of preferred stock and repay approximately $1.2 million in debt. Over the next 12 months, the Company’s plan includes growing the Wisconsin Fertility Institute and pursuing the acquisition of additional U.S.-based, profitable IVF clinics. Until the Company can generate positive cash from operations, it will need to raise additional funding to meet its liquidity needs and to execute its business strategy. Cash on hand and cash flows generated internally by the Company may not be adequate to fund its limited overhead and other cash requirements over the next twelve months. As in the past, the Company will seek debt and/or equity funding, which may not be available on reasonable terms, if at all.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for at least one year from the date the accompanying financial statements are issued. If the Company is unable to raise additional funding to meet its working capital needs in the future, it will be forced to delay or reduce the scope of its growth and acquisition plans and/or limit or cease its operations. If the Company cannot continue as a going concern, its stockholders would likely lose most or all of their investment in the Company. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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
$29,598,061

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

The Company’s consolidated financial statements for the nine months ended September 30, 2025, include NTI’s results of operations through June 2, 2025. The Company’s consolidated financial statements reflect the purchase accounting adjustments in accordance with ASC 805 “Business Combinations”, whereby the purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values on the acquisition date as well as deconsolidation adjustments in accordance with ASC 810 “Consolidation”, whereby the loss upon disposition was recognized.

The carrying amounts of major classes of assets and liabilities held for sale are as follows:

December 31, 2024
ASSETS
Cash	121,876
Prepaid expenses and other current assets	1,437
Intangible assets, net	14,828,000
Goodwill	17,656,707
Total assets held for sale	$32,608,020
LIABILITIES
Accounts payable and accrued liabilities	4,009,743
Notes payable, net	284,778
Total liabilities held for sale	$4,294,521

The major classes of line items constituting loss from discontinued operations are as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenue	-	-	-	-
Cost of revenue	-	-	-	-
Selling, general and administrative expenses	-	-	1,408,305	-
Research and development expenses	-	-	393,470	-
Impairment loss	-	-	14,645,069	-
Depreciation and amortization	-	-	-	-
Interest expense	-	-	5,718	-
Loss on discontinued operations	$-	$-	$16,452,562	$-

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

The Bloom Agreement provides Bloom with a “profits interest” in the Georgia JV and, in connection with such profits interest, states that profits and losses be allocated to its members based on a hypothetical liquidation of the Georgia JV. In such a scenario, liquidation proceeds would be distributed in the following order: (a) to INVO CTR until the difference between its capital contributions and distributions equals $0; (b) to Bloom until its distributions equal 150% of the liquidation amounts distributed to INVO CTR (a “catch-up” to rebalance the distributions between members); and (c) thereafter on a pro rata basis. The Georgia JV had no assets or liabilities at the time the units were issued, and, as of September 30, 2025, INVO CTR had made capital contributions greater than the net loss of the Georgia JV. As such, the entire net loss was allocated to INVO CTR, and no loss was allocated to the noncontrolling interest of Bloom.

The Atlanta Clinic opened to patients on September 7, 2021.

The Company determined the Georgia JV is a VIE, and that the Company is its primary beneficiary because the Company has an obligation to absorb losses that are potentially significant and the Company controls the majority of the activities that impact the Georgia JV’s economic performance, specifically control of the INVOcell and lab services quality management. As a result, the Company consolidated the Georgia JV’s results with its own. As of September 30, 2025, the Company invested $0.9 million in the Georgia JV in the form of capital contributions as well as $0.5 million in the form of a note. For the nine months ended September 30, 2025 and 2024, the Georgia JV recorded net income of $41.9 thousand and a net loss of $0.1 million respectively. Noncontrolling interest in the Georgia JV was $0.

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

The Company determined the Alabama JV is a VIE, and that there is no primary beneficiary. As a result, the Company uses the equity method to account for its interest in the Alabama JV. As of September 30, 2025, the Company invested $1.1 million in the Alabama JV in the form of a note. For the nine months ended September 30, 2025, the Alabama JV recorded net income of $16 thousand, of which the Company recognized a gain from equity method investments of $8 thousand. For the nine months ended September 30, 2024, the Alabama JV recorded a net loss of $19 thousand, of which the Company recognized a loss from equity method investments of $9 thousand.

The following table summarizes our investments in unconsolidated VIEs:

			Carrying Value as of
	Location	Percentage Ownership	September 30, 2025	December 31, 2024
HRCFG INVO, LLC	Alabama, United States	50%	$613,771	740,759
Total investment in unconsolidated VIEs			$613,771	740,759

Earnings from investments in unconsolidated VIEs were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
HRCFG INVO, LLC	$12,827	$(27,372)	$8,012	$(9,422)
Total earnings (loss) from unconsolidated VIEs	12,827	(27,372)	8,012	(9,422)

The following tables summarize the combined unaudited financial information of our unconsolidated VIEs:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Statements of operations:
Operating revenue	$272,784	$268,082	$951,793	$933,704
Operating expenses	(258,033)	(322,826)	(935,769)	(952,549)
Net profit (loss)	14,751	(54,744	16,024	(18,845

	September 30, 2025	December 31, 2024
Balance sheets:
Current assets	$92,306	105,949
Long-term assets	411,761	481,102
Current liabilities	(142,371)	(119,436)
Net assets	$361,696	467,615

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

The following table summarizes the Company’s transactions with VIEs:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Bloom INVO, LLC
INVOcell revenue	$6,000	$4,500	$19,500	$19,500
Unconsolidated VIEs
INVOcell revenue	$3,000	$-	$6,000	$7,500

The Company had balances with VIEs as follows:

	September 30, 2025	December 31, 2024
Bloom INVO, LLC
Accounts receivable	$43,500	37,500
Notes payable	508,259	497,321
Unconsolidated VIEs
Accounts receivable	$28,500	22,500

Note 6 – Inventory

Components of inventory are as follows:

	September 30, 2025	December 31, 2024
Raw materials	$53,614	$53,537
Finished goods	138,148	166,227
Total inventory	$191,762	$219,764

Note 7 – Property and Equipment

The estimated useful lives and accumulated depreciation for equipment are as follows as of September 30, 2025, and December 31, 2024:

Estimated Useful Life
Manufacturing equipment	6 to 10 years
Medical equipment	10 years
Office equipment	3 to 7 years

	September 30, 2025	December 31, 2024
Manufacturing equipment	$132,513	$132,513
Medical equipment	514,735	483,145
Office equipment	89,904	89,904
Leasehold improvements	96,817	96,817
Less: accumulated depreciation	(428,552)	(335,695)
Total equipment, net	$405,417	$466,684

During the nine months ended September 30, 2025, and 2024, the Company recorded depreciation expense of $92,856 and $74,668, respectively.

For the nine months ended September 30, 2025, and 2024, the Company recognized a loss on disposal of fixed assets of $0 and $511,663, respectively.

Note 8 – Intangible Assets and Goodwill

Components of intangible assets are as follows:

	September 30, 2025	December 31, 2024
Tradename	$253,000	$510,000
Noncompetition agreement	1,980,500	3,961,000
Goodwill	5,878,986	5,878,986
Less: accumulated amortization	(803,005)	(938,069)
Total intangible assets	$7,309,481	$9,411,917

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

During the nine months ended September 30, 2025, and 2024, the Company recorded amortization expenses related to intangible assets of $448,083 and $613,125, respectively. This amortization expense is related to the WFI tradename and WFI noncompetition agreements.

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

As of September 30, 2025, the Company’s lease components included in the consolidated balance sheet were as follows:

Lease component	Balance sheet classification	September 30, 2025	December 31, 2024
Assets
ROU assets – operating lease	Other assets	$2,096,739	$2,283,784
Total ROU assets		$2,096,739	$2,283,784

Liabilities
Current operating lease liability	Current liabilities	$265,808	$239,125
Long-term operating lease liability	Other liabilities	1,987,121	2,189,555
Total lease liabilities		$2,252,929	$2,428,680

Future minimum lease payments as of September 30, 2025, were as follows:

2025	128,057
2026	518,972
2027	489,807
2028	379,172
2029 and beyond	1,950,149
Total future minimum lease payments	$3,466,157
Less: Interest	(1,213,228)
Total operating lease liabilities	$2,252,929

For the nine months ended September 30, 2025 and 2024, the weighted average remaining lease term for operating leases was 88 months and 97 months, respectively. For the nine months ended September 30, 2025 and 2024, the weighted average discount rate for operating leases was 12.2% and 12.1%, respectively. The Company paid approximately $0.3 million and $0.3 million in cash for operating lease amounts included in the measurement of lease liabilities for the nine months ended September 30, 2025 and 2024, respectively. The Company did not have any finance leases as of September 30, 2025.

For the nine months ended September 30, 2025, and 2024, the Company recognized a gain on lease termination of $0 and $94,551, respectively, related to the termination of the lease associated with the Tampa Project.

Note 10 – Notes Payable

Notes payables consisted of the following:

	September 30, 2025	December 31, 2024
Related party demand notes with a 10% financing fee. 10% annual interest from issuance. As of September 30, 2025 and December 31, 2024, all these notes are callable.	$220,000	$880,000
Related party convertible notes with a 10% financing fee. 10% annual interest from issuance. As of September 30, 2025 and December 31, 2024, all these notes are callable.	660,000	-
Convertible notes payable. 10% annual interest. Conversion price of $1.20	50,000	235,000
Convertible note payable. 12% annual interest. Conversion price of $1.00	-	85,000
Cash advance agreement	-	258,202
Note payable. 35% - 115 % cumulative interest. Matures on June 29, 2028	1,059,429	1,280,986
Convertible debenture payable. 7% annual interest.	218	4,434,146
Note payable. 7% annual interest	-	253,678
Other debt	-	181,100
Less debt discount and financing costs	(8,686)	(141,328)
Total, net of discount	1,980,961	7,466,784
Less current portion	1,029,293	6,338,071
Long-term portion of notes payable	$951,668	$1,128,713

Related Party Notes

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

In consideration for subscribing to the JAG Note for $100,000 dated December 29, 2022, and for agreeing to extend the date on which the other JAG Notes are callable to March 31, 2023, the Company issued JAG a warrant to purchase 487 shares of Common Stock. The warrant may be exercised for a period of five (5) years from issuance at a price of $360.00 per share. The financing fees for said JAG Note and the fair value of the warrant issued were capped at the total proceeds. The relative fair value of the warrant was recorded as a debt discount and, as of September 30, 2025, the Company had fully amortized the discount. On July 10, 2023, JAG agreed to extend the date on which the JAG Notes are callable to September 30, 2023. On January 21, 2025, the Company received a demand notice from JAG.

On August 13, 2025, the Company and JAG entered into a letter agreement (the “JAG August Letter”) pursuant to which (i) the maturity date of the JAG Notes is extended until September 30, 2025, (ii) if the Company pays $100,000 to JAG before September 30, 2025, the maturity of the JAG Notes will be extended automatically to December 31, 2025, (iii) if the Company pays an additional $175,000 to JAG before the end of each subsequent quarter, the maturity of the JAG Notes will be extended automatically by an additional calendar quarter, until the JAG Notes have been repaid in full, (iv) if the Company raises more than $3,000,000 after the date of the letter agreement, the Company shall pay ten percent (10%) of any proceeds in excess of $3,000,000 to repay the JAG Notes, (v) the JAG Notes may be converted by the holder into shares of the Company’s common stock at a conversion price of $2.00 per share, and (iv) the Company agreed to issue to JAG a warrant (the “JAG Warrant”) to purchase up to 150,000 shares of the Company’s common stock at an exercise price of $2.00 per share, exercisable for five years from the date of issuance. The JAG Notes were further amended on November 13, 2025, see “Note 18 – Subsequent Events” for details on the amendment.

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

The financing fees for all demand notes were recorded as a debt discount and, as of September 30, 2025, the Company had fully amortized the discount.

For the nine months ended September 30, 2025, the Company incurred $60,667 in interest related to these demand notes.

Standard Merchant Cash Advance

On September 25, 2024, the Company entered into a Standard Merchant Cash Advance Agreement (the “Sept 24 Cash Advance Agreement”) with Cedar under which Cedar purchased $384,250 of the Company’s receivables for a gross purchase price of $265,000. The Company received net proceeds of $251,750. Until the purchase price is repaid, the Company agreed to pay Cedar $9,606 per week and, as of July 3, 2025, the purchase price was fully repaid.

The financing fees were recorded as a debt discount. For the nine months ended September 30, 2025, the Company amortized $86,598 of the debt discount and, as of September 30, 2025, the debt discount was fully amortized.

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

The financing fees for the RSLA Loan were recorded as a debt discount. For the nine months ended September 30, 2025, the Company amortized $2,368 of the debt discount and as of September 30, 2025, had a remaining debt discount balance of $8,685. For the nine months ended September 30, 2025, the Company incurred $288,442 in interest related to the RSLA Loan.

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

Future Receipts Agreement

On February 26, 2024, the Company finalized an Agreement for the Purchase and Sale of Future Receipts (the “Future Receipts Agreement”) with a buyer (the “Buyer”) under which the Buyer purchased $344,925 of our future sales for a gross purchase price of $236,250. The Company received net proceeds of $225,000. Until the purchase price has been repaid, the Company agreed to pay the Buyer $13,797 per week. The Future Receipts Agreement was fully repaid on August 19, 2024.

The financing fees were recorded as a debt discount. The debt discount was fully amortized as of August 2024.

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

The financing fees for the FirstFire Note were recorded as a debt discount. For the nine months ended September 30, 2025, the Company amortized $43,677 of the debt discount and, as of January 2025, it was fully amortized. For the nine months ended September 30, 2025, the Company incurred $11,800 in interest related to the FirstFire Note.

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

Amended and Restated Debenture (May 2025)

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

Amended and Restated Debenture (August 2025)

On August 21, 2025, the Company and FNL entered into an agreement (the “Amendment and Exchange Agreement”) pursuant to which the parties agreed to exchange the Amended and Restated Debenture in exchange for a Second Amended and Restated Debenture to (i) decrease the outstanding principal amount of the Second Amended and Restated Debenture to $1,751,343.75, (ii) remove provisions related to Monthly Redemption Amounts, as defined in the Second Amended and Restated Debenture, and (iii) make other changes mutually agreed to between the parties.

In consideration of the foregoing amendments, the Company and FNL agreed to reduce the outstanding principal amount of the Second Amended and Restated Debenture by $1,300,000 in exchange for receipt of shares of the Company’s Series C-2 Preferred pursuant to an additional investment right previously granted to FNL with aggregated stated value of $1,300,000. In consideration thereof, the Company agreed to issue 325 shares of additional C-2 Preferred to FNL.

Extinguishment of the Amended and Restated Debenture (September 2025)

On September 29, 2025, the Company and FNL entered into an exchange agreement pursuant to which FNL agreed to exchange the Second Amended and Restated Debenture held by FNL for receipt of shares of Series C-2 Preferred with an aggregated stated value of $1,334,000. In consideration thereof, the Company agreed to issue 467 additional shares of Series C-2 Preferred to FNL. As a result, the Second Amended and Restated Debenture has been paid in full and fully extinguished.

For the nine months ended September 30, 2025, the Company incurred $106,922 in interest related to the Convertible Debenture, $59,104 in interest related to the May 2025 Amended and Restated Debenture, and $10,734 in interest related to the August 2025 Amended and Restated Debenture.

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

On August 13, 2025, the Company and JAG entered into a letter agreement pursuant to which (i) the maturity date of the JAG Notes is extended until September 30, 2025, (ii) if the Company pays $100,000 to JAG before September 30, 2025, the maturity of the JAG Notes will be extended automatically to December 31, 2025, (iii) if the Company pays an additional $175,000 to JAG before the end of each subsequent quarter, the maturity of the JAG Notes will be extended automatically by an additional calendar quarter, until the JAG Notes have been repaid in full, (iv) if the Company raises more than $3,000,000 after the date of the letter agreement, the Company shall pay ten percent (10%) of any proceeds in excess of $3,000,000 to repay the JAG Notes, (v) the JAG Notes may be converted by the holder into shares of the Company’s common stock at a conversion price of $2.00 per share, and (iv) the Company agreed to issue to JAG a warrant to purchase up to 150,000 shares of the Company’s common stock at an exercise price of $2.00 per share, exercisable for five years from the date of issuance. The JAG Notes were further amended on November 13, 2025, see “Note 18 – Subsequent Events” for details on the amendment.

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

For the nine months ended September 30, 2025, the Company incurred $60,667 in interest related to these demand notes and as of September 30, 2025, the total outstanding balance, including principal and accrued interest, was $1,105,454.

As of September 30, 2025, the Company owed accrued compensation of $342,957, primarily related to accrued paid time off.

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

During the third quarter of 2025 FNL exercised its Additional Investment Right to acquire 1,650 shares of Series C-2 Preferred, with an aggregate stated value of $1,650,000, for $1,650,000 in cash. As a result of these exercises, the conversion price on the right to additionally acquire Series C-2 Preferred adjusted to $.7141. The Series C-2 Preferred issued pursuant to these exercises were sold and issued, and the shares of common stock issuable thereunder will be sold and issued, without registration under the Securities Act, in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act and/or Rule 506 promulgated thereunder as transactions not involving a public offering.

On August 21, 2025, the Company and FNL agreed to reduce the outstanding principal amount of the Second Amended and Restated Debenture by $1,300,000 in exchange for receipt of shares of the Company’s Series C-2 Preferred pursuant to an additional investment right previously granted to FNL with aggregated stated value of $1,300,000. In consideration thereof, the Company agreed to issue 325 shares of additional C-2 Preferred to FNL.

On September 29, 2025, the Company and FNL entered into an exchange agreement pursuant to which FNL agreed to exchange the Second Amended and Restated Debenture held by FNL for receipt of shares of Series C-2 Preferred with an aggregated stated value of $1,334,000. In consideration thereof, the Company agreed to issue 467 additional shares of Series C-2 Preferred to FNL.

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

Nine months ended September 30, 2025

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

During the first nine months of 2025, the Company issued 315,468 shares of common stock upon the exercise of the January 2025 PFWs. These shares were issued pursuant to the Company’s registration statement on Form S-1, as amended (File No. 333-283872) initially filed by the Company with the SEC on December 17, 2024, and declared effective on January 13, 2025.

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

In July 2025, the Company issued 135,000 shares of common stock upon conversion of $312,101 of the Amended and Restated Debenture.

In August and September 2025, the Company issued 550,000 shares of common stock upon conversion of $427,860 of the Second Amended and Restated Debenture.

During the third quarter of 2025, the Company issued 3,885,775 shares of common stock upon the conversion of shares of Series C-2 Preferred.

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

Options granted under the 2019 Plan generally have a life of 3 to 10 years and exercise prices equal to or greater than the fair market value of the common stock as determined by the Company’s board of directors. Vesting for employees typically occurs over a three-year period. For the nine months ended September 30, 2025, the Company incurred $94,448 in expense related to the vesting of options.

The following table sets forth the activity of the options to purchase common stock under the 2019 Plan.

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding as of December 31, 2024	2,749	$548.05	$-
Granted	362,000	1.12	-
Exercised	-	-	-
Canceled	(677)	2,313.11	-
Balance as of September 30, 2025	364,072	$13.79	$-
Exercisable as of September 30, 2025	1,989	$1,687.39	$-

The fair value of each option granted is estimated as of the grant date using the Black-Scholes option pricing model with the following assumptions:

	Nine months ended March 31,
	2025	2024
Risk-free interest rate range	3.8%	-%
Expected life of option-years	5.5	-
Expected stock price volatility	150.66%	-%
Expected dividend yield	0%	-%

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

	Total Intrinsic Value of Options Exercised	Total Fair Value of Options Vested
Year ended December 31, 2024	$-	$278,406
Nine months ended September 30, 2025	$-	$53,712

For the nine months ended September 30, 2025, the weighted average grant date fair value of options granted was $13.79 per share. The Company estimates the fair value of options at the grant date using the Black-Scholes model. For all stock options granted through September 30, 2025, the weighted average remaining service period is 1 year.

Restricted Stock and Restricted Stock Units

In the nine months ended September 30, 2025, the Company did not grant any restricted stock units or shares of restricted stock to employees, directors, or consultants under the 2019 Plan. Restricted stock issued to employees, directors, and consultants generally vest either at grant or vest over a period of one year from the date of grant.

Note 14 – Unit Purchase Options and Warrants

The following table sets forth the activity of unit purchase options:

	Number of Unit Purchase Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding as of December 31, 2024	$136	$2,304	$-
Granted	-	-	-
Exercised	-	-	-
Canceled	-	-	-
Balance as of September 30, 2025	$136	$2,304	$-

The following table sets forth the activity of warrants:

	Number of Warrants	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding as of December 31, 2024	127,422	$68.50	$-
Granted	1,087,508	3.59	-
Exercised	(536,732)	2.42	-
Canceled	-	-	-
Balance as of September 30, 2025	678,198	$21.71	$-

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

Note 15 – Segment Reporting

The Company’s Chief Operating Decision Maker (“CODM”) as defined under GAAP is the Company’s chief executive officer.

The Company defines its segments on the basis of the way in which internally reported financial information is regularly reviewed by the CODM to analyze financial performance, make decisions, and allocate resources. The CODM assesses the performance of its reportable segments and decides how to allocate resources based on the revenue and the loss from operations. The Company has analyzed its operations per ASC 280 and identified three operating segments: Clinic Services, INVOcell Device, and Therapeutics. The three segments align with the Company’s distinct product and service lines. For the nine months ended September 30, 2025, the Company did not have any sales or operations outside of the United States.

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

The tables below provide information about the Company’s segments and include a reconciliation to income before taxes:

Nine months ended September 30, 2025	Fertility Clinic Services	INVOcell Device	Therapeutics	Total
Revenue from external customers	5,175,870	82,063	-	5,257,933
Intersegment revenues	-	19,500	-	19,500
	5,175,870	101,563	-	5,277,433
Reconciliation of revenue
Elimination of intersegment revenue				(19,500)
Total consolidated revenue				5,257,933
Less:
Cost of revenue	3,313,148	13,622	-	3,326,770
Sales and marketing	34,899	-	-	34,899
General and administrative	965,540	-	1,414,023	2,379,564
Research and development	-	-	393,470	393,470
Impairment loss	1,397,353	-	14,645,069	16,042,422
Depreciation and amortization	472,326	7,294	-	479,619
Segment profit (loss)	(1,007,396)	80,647	(16,452,562)	(17,398,811)
Reconciliation of net loss
Other income (loss)				(845,923)
Interest expense				(674,967)
Loss on disposition			(1,534,517)	(1,534,517)
Unallocated amounts:
Other corporate expenses				(4,878,851)
Loss before taxes				(25,333,069)

Assets	7,831,342	34,671	-

Nine months ended September 30, 2024	Fertility Clinic Services	INVOcell Device	Therapeutics	Total
Revenue from external customers	4,763,131	82,903	-	4,846,034
Intersegment revenues	-	19,500	-	19,500
	4,763,131	102,403	-	4,865,534
Reconciliation of revenue
Elimination of intersegment revenue				(19,500)
Total consolidated revenue				4,846,034
Less:
Cost of revenue	2,734,142	8,629	-	2,742,771
Sales and marketing	26,014	-	-	26,014
General and administrative	955,098	-	-	955,098
Depreciation and amortization	637,244	7,294	-	644,537
Segment profit (loss)	410,633	86,480	-	477,613
Reconciliation of net loss
Other income (loss)				44,638
Interest expense				(824,536)
Unallocated amounts:
Other corporate expenses				(5,138,965)
Loss before taxes				(5,441,250)

Assets	11,040,605	44,396	-

No single customer comprised 10% or more of the Company’s consolidated revenues from transactions in 2025 or 2024. In addition, the receivables balance attributable to any single customer did not comprise 10% or more of the Company’s total trade accounts receivable as of September 30, 2025, or September 30, 2024.

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

The Company’s policy is to recognize interest and penalties related to the underpayment of income taxes as a component of the provision for income taxes.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBA”) was enacted into law. The OBBA contains several key tax law changes, including extensions and modifications of the Tax Cuts and Jobs Act. In accordance with ASC 740, Income Taxes, the Company is required to recognize the effect of the tax law changes in the period of enactment. The Company is in the process of assessing the impacts from the tax law changes in the OBBA but does not expect a material impact to the Company’s Consolidated Financial Statements.

Income tax expense was $0 for the nine months ended September 30, 2025, compared to $31,095 for nine months ended September 30, 2024. The annual forecasted effective income tax rate for 2025 is 0%, with a year-to-date effective income tax rate for the nine months ended September 30, 2025, of 0%.

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

Legal Matters

As of September 30, 2025, the Company was not subject to any material legal proceedings; however, it could be subject to legal proceedings and claims from time to time in the ordinary course of its business, or legal proceedings it considered immaterial may in the future become material. Regardless of the outcome, litigation can, among other things, be time consuming and expensive to resolve, and can divert management resources.

WFI Settlement

In June 2024, Wood Violet, pursuant to its rights under the WFI acquisition transaction documents (the “WFI Documents”), transferred ownership of Wisconsin Fertility and Reproductive Surgery Associates, S.C. (“WFRSA”) from Dr. Elizabeth Pritts MD (“Dr. Pritts”) to a new medical doctor. Upon completion of such transfer, WFRSA terminated Dr. Pritts’ employment. Since then, various disputes among the parties have arisen under the WFI Documents, including, without limitation, Wood Violet’s non-payment of the second installment of the purchase consideration of $2.5 million. The parties entered into negotiations to resolve these disputes and restructure the terms of the WFI acquisition and engaged an independent mediator to facilitate these negotiations.

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

On May 14, 2025, the Company, Dr. Pritts, the Pritts Trust, and certain of their respective affiliates entered into a binding term sheet (the “Term Sheet”) to settle all disputes between the parties pursuant to the terms set forth in the Term Sheet (the “Terms”). The parties agreed to cooperate in good faith to prepare and enter into a final settlement agreement (the “Settlement Agreement”) based on the terms set forth in the Term Sheet; provided, however, that unless and until the Settlement Agreement is executed, the Terms are binding on the parties. Under the Terms, Wood Violet agreed to pay Dr. Pritts $5,000,000 in full and final settlement and satisfaction of all obligations to Dr. Pritts and her affiliates under the WFI Documents, of which $525,000 was paid concurrently with the execution of the Term Sheet, and the remainder of which is payable as follows: $475,000 due June 30, 2025, $750,000 due September 30, 2025, $750,000 due December 31, 2025, $1,000,000 due March 31, 2026, $2,000,000 due June 30, 2026, and $500,000 due December 31, 2026. The Company shall provide Wood Violet with use of 25% of all gross funding proceeds above $2,000,000 raised within any six-month period to accelerate the payment of scheduled settlement payments in chronological order. The parties will enter into a consent judgment to resolve the complaint that would come into effect upon any breach of the Settlement Agreement. The parties agreed to settle all disputes, including those related to employment, acquisition, tax, and related matters, the termination of all employment, consulting, and similar agreements with Dr. Pritts, and other customary terms, including, without limitation, indemnification and release of claims. On September 30, 2025 the Company executed the Settlement Agreement.

The Company recognized a gain on settlement of $714,500 related to the Settlement Agreement and an impairment loss of $1,397,353 after agreeing to release Dr. Pritts from her non-compete agreement as part of the Settlement Agreement.

Note 18 – Subsequent Events

Additional AIR Investments

On October 6, 2025, the Holder exercised its right to an additional acquire 200 shares of Series C-2 Preferred, with an aggregate stated value of $200,000, for $200,000 in cash. As a result of the exercise, the conversion price on the right to additionally acquire Series C-2 Preferred adjusted to $0.6643 per share.

On October 16, 2025, the Holder exercised its right to an additional acquire 500 shares of Series C-2 Preferred, with an aggregate stated value of $500,000, for $500,000 in cash. As a result of the exercise, the conversion price on the right to additionally acquire Series C-2 Preferred adjusted to $0.6285 per share.

Common Stock Issuances

Since September 30, 2025, the Company issued 6,584,097 shares of common stock upon conversion of 5,535 shares of Series C-2 Preferred.

JAG Amendment

On November 13, 2025, the Company and JAG entered into a letter agreement pursuant to which (i) the maturity date of the JAG Notes was extended until December 31, 2025, if the Company pays $100,000 to JAG by November 30, 2025, (ii) the exercise price on the JAG Warrant was reduced from $2.00 per share to $0.75 per share, and (iii) the remaining terms of the JAG August Letter remained unchanged.

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

While a smaller part of our current business, we continue to believe that our INVOcell device, and the IVC procedure it enables, can play a key role in making advanced fertility care more affordable and accessible. We continue to engage with third-party clinics that share our same vision and that use our one-of-a-kind INVOcell device.

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

The acquisition of existing IVF clinics requires less sales and marketing effort compared to opening new INVO Centers, as they have established patient flows that can be built upon. When entering a new market with an INVO Center, we leverage the experience developed in establishing our Alabama and Georgia joint ventures. We employ strategies to secure patient flow levels that can enable new INVO Centers to become profitable and contribute economically to our overall business as soon as possible. Primarily, our INVO Centers seek to employ local, reputable physicians with strong ties to the OBGYN community.

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

Recent Developments

Increase in Authorized Common Stock

On July 23, 2025, our stockholders approved an amendment to our Amended and Restated Articles of Incorporation to increase our number of authorized shares of common stock from 1,388,888 to 50,000,000. On July 23, 2025, we filed a Certificate of Amendment to its Articles of Incorporation to increase our authorized shares of common stock from 1,388,888 shares to 50,000,000 shares.

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

On June 26, 2025, FNL exercised its Additional Investment Right to acquire 500 shares of Series C-2 Preferred, with an aggregate stated value of $500,000, for $500,000 in cash. As a result of the exercise, the conversion price on the right to additionally acquire Series C-2 Preferred adjusted to $2.85.

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

During the third quarter of 2025 FNL exercised its Additional Investment Right to acquire 1,650 shares of Series C-2 Preferred, with an aggregate stated value of $1,650,000, for $1,650,000 in cash. As a result of these exercises, the conversion price on the right to additionally acquire Series C-2 Preferred adjusted to $.7141. The Series C-2 Preferred issued pursuant to these exercises were sold and issued, and the shares of common stock issuable thereunder will be sold and issued, without registration under the Securities Act, in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act and/or Rule 506 promulgated thereunder as transactions not involving a public offering.

On August 21, 2025, INVO and FNL agreed to reduce the outstanding principal amount of the Second Amended and Restated Debenture by $1,300,000 in exchange for receipt of shares of our Series C-2 Preferred pursuant to an additional investment right previously granted to FNL with aggregated stated value of $1,300,000. In consideration thereof, we agreed to issue 325 shares of additional C-2 Preferred to FNL.

On September 29, 2025, INVO and FNL entered into an exchange agreement pursuant to which FNL agreed to exchange the Second Amended and Restated Debenture held by FNL for receipt of shares of Series C-2 Preferred with an aggregated stated value of $1,334,000. In consideration thereof, we agreed to issue 467 additional shares of Series C-2 Preferred to FNL.

Series C-2 Preferred Amendments

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

FNL Amendment and Exchange Agreements

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

On August 21, 2025, INVO and FNL entered into an agreement (the “Amendment and Exchange Agreement”) pursuant to which the parties agreed to exchange the Amended and Restated Debenture in exchange for a Second Amended and Restated Debenture to (i) decrease the outstanding principal amount of the Second Amended and Restated Debenture to $1,751,343.75, (ii) remove provisions related to Monthly Redemption Amounts, as defined in the Second Amended and Restated Debenture, and (iii) make other changes mutually agreed to between the parties.

In consideration of the foregoing amendments, INVO and FNL agreed to reduce the outstanding principal amount of the Second Amended and Restated Debenture by $1,300,000 in exchange for receipt of shares of our Series C-2 Preferred pursuant to an additional investment right previously granted to FNL with aggregated stated value of $1,300,000. In consideration thereof, we agreed to issue 325 shares of additional C-2 Preferred to FNL.

On September 29, 2025, INVO and FNL entered into an exchange agreement pursuant to which FNL agreed to exchange the Second Amended and Restated Debenture held by FNL for receipt of shares of Series C-2 Preferred with an aggregated stated value of $1,334,000. In consideration thereof, we agreed to issue 467 additional shares of Series C-2 Preferred to FNL. As a result, the Second Amended and Restated Debenture has been paid in full and fully extinguished.

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

On May 14, 2025, INVO, Dr. Pritts, the Pritts Trust, and certain of their respective affiliates entered into binding term sheet (the “Term Sheet”) to settle all disputes between the parties pursuant to the terms set forth in the Term Sheet (the “Terms”). The parties agreed to cooperate in good faith to prepare and enter into a final settlement agreement (the “Settlement Agreement”) based on the terms set forth in the Term Sheet; provided, however, that unless and until the Settlement Agreement is executed, the Terms are binding on the parties. Under the Terms, Wood Violet agreed to pay Dr. Pritts $5,000,000 in full and final settlement and satisfaction of all obligations to Dr. Pritts and her affiliates under the WFI Documents, of which $525,000 was paid concurrently with the execution of the Term Sheet, and the remainder of which is payable as follows: $475,000 due June 30, 2025, $750,000 due September 30, 2025, $750,000 due December 31, 2025, $1,000,000 due March 31, 2026, $2,000,000 due June 30, 2026, and $500,000 due December 31, 2026. INVO shall provide Wood Violet with use of 25% of all gross funding proceeds above $2,000,000 raised within any six-month period to accelerate the payment of scheduled settlement payments in chronological order. The parties will enter into a consent judgment to resolve the complaint that would come into effect upon any breach of the Settlement Agreement. The parties agreed to settle all disputes, including those related to employment, acquisition, tax, and related matters, the termination of all employment, consulting, and similar agreements with Dr Pritts, and other customary terms, including, without limitation, indemnification and release of claims. On September 30, 2025 we executed the Settlement Agreement.

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

Results of Operations

During the first nine months of 2025, our fertility revenue increased approximately 9% compared to last year. Looking ahead, we expect our fertility operations to expand further, both through organic growth of our existing clinics and through the acquisition of additional, profitable IVF clinics similar to our Wisconsin clinic, which we acquired in 2023 and now serves as a solid foundation for our operations. Our active pursuit of additional acquisitions is aimed at accelerating our growth and driving our overall business to cash flow break even and beyond to profitability.

Although we anticipate our clinic operations will dominate our commercial efforts and revenue, we also will continue to work on growing INVOcell, both within our own clinics as well as to third party fertility clinics. We also intend to seek out additional, innovative technologies that we can utilize to benefit patients and enhance our clinic operations.

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

We believe that our renewed focus on our core fertility operations best serves our growth objectives.

Comparison of the Three Months Ended September 30, 2025, and 2024

Revenue

Revenue for the three months ended September 30, 2025, was approximately $1.7 million, compared to approximately $1.4 million for the three months ended September 30, 2024. The increase of approximately 23% was primarily related to year over year organic growth in both the Wisconsin Clinic and the Atlanta Clinic.

Cost of Revenue

Cost of revenue for the three months ended September 30, 2025, was approximately $1.1 million, compared to approximately $1.0 million for the three months ended September 30, 2024. The increase in cost of revenue was primarily related to increased labor costs in the Wisconsin clinic.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses for the three months ended September 30, 2025, were approximately $2.1 million, compared to approximately $1.5 million for the three months ended September 30, 2024. The increase of approximately $0.6 million was primarily related to increased legal and accounting costs. Non-cash, stock-based compensation expense was $0.01 million in the period, compared to $0.2 million for the same period in the prior year.

Loss from debt extinguishment

Loss from debt extinguishment for the three months ended September 30, 2025, was approximately $0.9 million, compared to nil for the three months ended September 30, 2024. This debt extinguishment expense is primarily related to the Amended and Restated Debenture.

Interest Expense and Financing Fees

Interest expense and financing fees were approximately $0.1 million for the three months ended September 30, 2025, compared to approximately $0.3 million for the three months ended September 30, 2024. The decrease in interest expense and financing fees was primarily related to a decrease in debt.

Comparison of the Nine Months Ended September 30, 2025, and 2024

Revenue

Revenue for the nine months ended September 30, 2025, was approximately $5.2 million, compared to approximately $4.8 million for the nine months ended September 30, 2024. The increase of approximately 8% was primarily related to year over year organic growth in both the Wisconsin Clinic and the Atlanta Clinic.

Cost of Revenue

Cost of revenue for the nine months ended September 30, 2025, was approximately $3.3 million, compared to approximately $2.7 million for the nine months ended September 30, 2024. The increase in cost of revenue was primarily related to increased labor costs in the Wisconsin clinic.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses for the nine months ended September 30, 2025, were approximately $5.9 million, compared to approximately $5.6 million for the nine months ended September 30, 2024. The increase of approximately $0.3 million was primarily related to increased legal and accounting costs. Non-cash, stock-based compensation expense was $0.7 million in the period, compared to $1.6 million for the same period in the prior year.

Impairment Loss

Impairment loss for the nine months ended September 30, 2025, was approximately $1.4 million compared to nil for the nine months ended September 30, 2024. The increase of approximately $1.4 million is noncash and is related to an impairment on the Wisconsin clinic’s noncompetition agreement related to the agreement to release Dr. Pritts from her noncompetition commitment under the Settlement Agreement.

Loss from debt extinguishment

Loss from debt extinguishment for the nine months ended September 30, 2025, was approximately $1.6 million, compared to $0.04 million for the nine months ended September 30, 2024. This debt extinguishment expense is primarily related to the Amended and Restated Debenture.

Gain on settlement

Gain on settlement for the nine months ended September 30, 2025, was approximately $0.7 million, compared to nil for the nine months ended September 30, 2024. This gain is due to the Settlement Agreement with Dr. Pritts.

Interest Expense and Financing Fees

Interest expense and financing fees were approximately $0.7 million for the nine months ended September 30, 2025, compared to approximately $0.8 million for the nine months ended September 30, 2024. The decrease in interest expense and financing fees was primarily related to a decrease in debt.

Loss on Discontinued Operations

Loss on discontinued operations was approximately $18.0 million for the nine months ended September 30 ,2025, compared to nil for the nine months ended September 30 ,2024. The loss consists of approximately $16.5 million from the loss from operations of NTI, including a goodwill impairment of approximately $14.6 million and approximately $1.5 million from the loss on disposal of NTI.

Liquidity and Capital Resources

For the nine months ended September 30, 2025, and 2024, we had net losses of approximately $25.3 million and $5.5 million, respectively, and an accumulated deficit of approximately $93.1 million as of September 30, 2025. Approximately $19.6 million of the net loss was related to non-cash expenses for the nine months ended September 30, 2025, compared to $3.2 million for the nine months ended September 30, 2024. We had negative working capital of approximately $3.3 million as of September 30, 2025, compared to negative working capital of approximately $5.6 million as of December 31, 2024. As of September 30, 2025, we had stockholder’s equity of approximately $5.8 million compared to stockholder’s equity of approximately $12.7 million as of December 31, 2024.

We have been dependent on raising capital from debt and equity financings to meet our needs for cash required to fund our operating expenses and investing activities. During the first nine months of 2025, we received $2.2 million for the sale of our preferred stock, $1.0 million from the exercise of warrants, and $8.7 million in net proceeds for a public offering, which was partially used to redeem $4 million of preferred stock and repay approximately $1.2 million in debt. During the first nine months of 2024, we received net proceeds of approximately $1.6 million for the sale of our preferred stock, $0.9 million from the exercise of warrants, $0.7 million in proceeds from the sale of notes payable, and $0.2 million in net proceeds for the sale of our common stock. Until we can generate positive cash from operations, we will need to raise additional funding to meet our liquidity needs and to execute our business strategy. As in the past, we will seek debt and/or equity financing, which may not be available on reasonable terms, if at all.

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

Cash Flows

The following table shows a summary of our cash flows for the nine months ended September 30, 2025 and 2024:

	2025	2024
Cash (used in) provided by:
Operating activities	(7,039,692)	(2,357,021)
Investing activities	(38,158)	(29,239)
Financing activities	6,692,345	2,625,427

Cash Flows from Operating Activities

As of September 30, 2025, we had approximately $0.4 million in cash, compared to approximately $0.5 million as of September 30, 2024. Net cash used in operating activities for the first nine months of 2025 was approximately $7.0 million, compared to approximately $2.4 million for the same period in 2024. The increase in net cash used in operating activities was primarily due to the increase in net loss related to the consolidation of NTI.

Cash Flows from Investing Activities

During the nine months ended September 30, 2025, cash used in investing activities of $38 thousand was primarily related to the purchase of equipment for WFI. During the nine months ended September 30, 2024, cash used in investing activities of $30 thousand was primarily related to the purchase of equipment for WFI.

Cash Flows from Financing Activities

During the nine months ended September 30, 2025, cash provided by financing activities of approximately $6.7 million was primarily related to approximately $8.7 million of net proceeds from a public offering and $2.2 million in proceeds from the sale of preferred stock, which was partially offset by a $4 million redemption of the C-2 Preferred Stock, approximately $1.2 million of debt repayment, and warrant exercises. During the nine months ended September 30, 2024, cash provided by financing activities of approximately $2.6 million was primarily related to the sale of preferred stock, warrant exercises, and notes payable.

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

Our management, including the chief executive officer and chief financial officer, has since carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended, as of the end of the period covered by this report. These disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2025, due to the material weaknesses described below.

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

On May 14, 2025, the Company, Dr. Pritts, the Pritts Trust, and certain of their respective affiliates entered into binding term sheet (the “Term Sheet”) to settle all disputes between the parties pursuant to the terms set forth in the Term Sheet (the “Terms”). The parties agreed to cooperate in good faith to prepare and enter into a final settlement agreement (the “Settlement Agreement”) based on the terms set forth in the Term Sheet; provided, however, that unless and until the Settlement Agreement is executed, the Terms are binding on the parties. Under the Terms, Wood Violet agreed to pay Dr. Pritts $5,000,000 in full and final settlement and satisfaction of all obligations to Dr. Pritts and her affiliates under the WFI Documents, of which $525,000 was paid concurrently with the execution of the Term Sheet, and the remainder of which is payable as follows: $475,000 due June 30, 2025, $750,000 due September 30, 2025, $750,000 due December 31, 2025, $1,000,000 due March 31, 2026, $2,000,000 due June 30, 2026, and $500,000 due December 31, 2026. The Company shall provide Wood Violet with use of 25% of all gross funding proceeds above $2,000,000 raised within any six-month period to accelerate the payment of scheduled settlement payments in chronological order. The parties will enter into a consent judgment to resolve the complaint that would come into effect upon any breach of the Settlement Agreement. The parties agreed to settle all disputes, including those related to employment, acquisition, tax, and related matters, the termination of all employment, consulting, and similar agreements with Dr Pritts, and (8) other customary terms, including, without limitation, indemnification and release of claims. On September 30, 2025 the Company executed the Settlement Agreement.

Item 1A. Risk Factors

Smaller reporting companies are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 28, 2025, an institutional investor and existing holder exercised its right to acquire 200 shares of Series C-2 Preferred, with an aggregate stated value of $200,000, for $200,000 in cash. As a result of the exercise, the conversion price on the right to additionally acquire Series C-2 Preferred adjusted to $0.8892 per share. The Series C-2 Preferred issued pursuant to this exercise were sold and issued, and the shares of common stock issuable thereunder will be sold and issued, without registration under the Securities Act, in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act and/or Rule 506 promulgated thereunder as transactions not involving a public offering.

During the third quarter of 2025, we issued an aggregate of 685,000 shares of our common stock upon conversion of $739,961 in principal amount due under an amended and restated 7.0% debenture (the “Amended and Restated Debenture”). The shares were issued without registration under the Securities Act, in reliance on the exemption provided by Section 3(a)(9) of the Securities Act.

During the third quarter of 2025, we issued an aggregate of 3,885,775 shares of our common stock upon conversion of 6,565 shares of Series C-2 Preferred. The shares were issued without registration under the Securities Act, in reliance on the exemption provided by Section 3(a)(9) of the Securities Act.

Since September 30, 2025, we issued 6,584,097 shares of our common stock upon conversion of 5,535 shares of Series C-2 Preferred. The shares were issued without registration under the Securities Act, in reliance on the exemption provided by Section 3(a)(9) of the Securities Act.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

(a)	None.

(b)	None.

(c)	Insider Adoption or Termination of Trading Arrangements

During the fiscal quarter ended September 30, 2025, none of our directors or officers informed us of the adoption, modification, or termination of a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as such terms are defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Description

10.1*	Letter Amendment between the Registrant and JAG Multi Investments, LLC

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, is formatted in Inline XBRL

* Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 17, 2025.

INVO Fertility, Inc.

Date: November 17, 2025	By:	/s/ Steven Shum
Steven Shum, Chief Executive Officer
(Principal Executive Officer)

Date: November 17, 2025	By:	/s/ Andrea Goren
Andrea Goren, Chief Financial Officer
(Principal Financial and Accounting Officer)

