Form 10-K
period 2025-12-31
INVO Fertility, Inc.
filed 2026-06-02
CIK 1417926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2025

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

The aggregate market value of the voting stock and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter ended June 30, 2025 was $2,185,985 based upon the closing price of the registrant’s common stock of $105.5891 on the NASDAQ as of that date.

The number of shares outstanding of the registrant’s common stock, $0.0001 par value, as of June 2, 2026 was 1,786,035.

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

In this Annual Report on Form 10-K, INVO Fertility, Inc., (INVO Fertility, Inc., together with its subsidiaries, is referred to in this document as “we”, “us”, “INVO Fertility”, “INVO”, or the “Company”), incorporates by reference certain information from parts of other documents filed with the SEC. The SEC allows us to disclose important information by referring to it in that manner. Please refer to all such information when reading this Annual Report on Form 10-K. All information is as of December 31, 2025, unless otherwise indicated. For a description of the risk factors affecting or applicable to our business, see “Risk Factors,” below.

The Company

We are a healthcare services and technology company focused on the fertility marketplace and dedicated to expanding access to assisted reproductive technology (“ART”) care to patients in need. Our principal commercial strategy is focused on acquiring, establishing, and operating fertility clinics and related businesses and technologies. Our acquisition strategy focuses on US-based, profitable fertility clinics. Our clinics offer a variety of fertility services including in vitro fertilization (“IVF”) and the intravaginal culture (“IVC”) procedure enabled by our INVOcell® medical device (“INVOcell”). As of the date of this filing, we have four fertility clinics in the United States. We also continue to engage in the sale and distribution of our INVOcell technology solution into third-party owned and operated fertility clinics. We also intend to seek out additional, innovative fertility-focused technologies, to license or acquire in order to utilize within our clinics.

Fertility Clinics

On February 18, 2026, we completed our acquisition of Family Beginnings, an Indiana based fertility clinic that offers both IVF and IVC. (See below in Recent Developments for additional information on the acquisition of Family Beginnings.)

On August 10, 2023, we consummated the first acquisition of an existing fertility clinic, the Wisconsin Fertility Institute (“WFI”). As an established and profitable clinic, the closing of the WFI acquisition more than tripled our annual revenue and became a major part of our clinic-based operations. The acquisition accelerated our transformation from a medical device company to a healthcare services company and immediately added scale and a significant source of positive cash flow to our operations. The acquisition of profitable fertility clinics complements our efforts to build new INVO Centers, and we expect to continue this strategy to accelerate overall growth.

On March 10 and June 28, 2021, we established joint ventures to open INVO Centers in Birmingham, Alabama, and Atlanta, Georgia, respectively. We established these clinics to increase use of the INVOcell, to accelerate the growth and awareness of the IVC procedure and to expand the availability of statistical and clinical data supporting its use. These clinics also represent our initial entry into clinic-based fertility operations and enabled us to expand our revenue per fertility cycle from hundreds of dollars (from the sale of each INVOcell device) to thousands of dollars, and to significantly advance our path to building greater scale in our overall operations and to reaching profitability.

INVOcell Device

Our proprietary INVOcell® device enables fertilization and early embryo development to occur in vivo within the woman’s body - the world’s first intravaginal culture (“IVC”) technique of its kind. Unlike IVF, which relies on expensive laboratory incubators, the INVOcell allows fertilization and early embryo development to take place in the woman’s body and has demonstrated equivalent pregnancy success and live birth rates as IVF.

While INVOcell remains part of our efforts, our strategy has expanded to focus more broadly on providing ART services through clinic operations.

Recent Developments

JAG Amendment

On May 27, 2026, we entered into a letter agreement (the “JAG May 2026 Letter”) with JAG Multi Investments LLC (“JAG”) pursuant to which (i) the maturity date of certain previously issued convertible notes with a principal balance of $660,000 (the “JAG Notes”) was extended until December 31, 2026, (ii) we agreed to repay the JAG Notes in monthly installments of $50,000 starting in April 2026 with a balloon payment at the end of December 2026, (iii) confirmation that if we raise more than $3,000,000 after the date of the JAG May 2026 Letter, we shall pay ten percent (10%) of any proceeds in excess of $3,000,000 to accelerate repayment of the JAG Notes, (iv) the conversion price of the JAG Notes was reset to $1.60, (v) we agreed to issue to JAG a new warrant (the “JAG May 2026 Warrant”) to purchase up to 150,000 shares of our common stock at an exercise price of $1.60 per share, exercisable for five years from the date of issuance, and (vi) we agreed to the reset of the conversion and exercise prices of the JAG Notes and JAG May 2026 Warrant, respectively, to equal the price of any future financing based on a share price that is lower than the conversion and exercise prices then in effect.

Nasdaq

On April 23, 2026, we received a letter (the “10-K Letter”) from the Listing Qualifications staff (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that we failed to file our Annual Report on Form 10-K for the year ended December 31, 2025 (the “10- K Filing”), on a timely basis and, as such, no longer satisfies Nasdaq Listing Rule 5250(c)(1) (the “Timely Filing Rule”)

On May 27, 2026 we receive an additional letter (the “10-Q Letter”) from the Staff indicating that we failed to file our Quarterly Report on Form 10-Q for the period ended March 31, 2026 (the “10-Q Filing”), on a timely basis.

Neither letter had an immediate effect on the listing of our common stock.

Both letters also stated that, in accordance with Nasdaq rules, we have 60 calendar days from the date of the 10-K Letter to submit a plan to regain compliance with the Timely Filing Rule. Should the Staff accept such plan, it could grant an exception of up to 180 calendar days from the 10-K Filing’s due date, or until October 13, 2026, to regain compliance.

Reverse Stock Split (March 2026)

On March 25, 2026, we filed a certificate of change with the Secretary of State of Nevada to effectuate a reverse split of our common stock at a ratio of 1-for-5, and our authorized common stock was proportionately reduced to 50,000,000 shares from 250,000,000 shares. The reverse stock split took effect on March 27, 2026. All share information included in this Form 10-K has been reflected as if the reverse stock split occurred as of the earliest period presented

Closing of Family Beginnings Acquisition

On February 18, 2026, we completed the acquisition of Family Beginnings P.C., a fertility clinic located in Indianapolis, Indiana. The transaction was executed through our wholly owned subsidiary Wood Violet Fertility, LLC (“Wood Violet”). The total purchase price was approximately $760,000, consisting of $360,000 in cash, of which $210,000 was paid at closing, and $400,000 in Series D Preferred Stock.

As part of the acquisition structure, we acquired the clinic’s non-medical business assets through Wood Violet, while the clinic’s medical assets were acquired by Fertility, P.A., which entered into a long-term Management Services Agreement with Wood Violet. Under this agreement, Wood Violet will provide management, administrative, laboratory, and operational support services to the clinic for an initial 10-year term, renewable for additional five-year periods. Fertility, P.A. agreed to reimburse Wood Violet for costs incurred in providing such services plus twenty percent (20%).

In connection with the acquisition, we also entered into a lease for approximately 4,387 square feet of clinic and office space in Indianapolis, effective March 1, 2026, with an initial term through July 31, 2033.

Founded more than a decade ago, Family Beginnings has built a strong reputation for delivering comprehensive fertility services with a highly personalized, patient-first approach. The clinic offers a full suite of reproductive services, including in vitro fertilization, intravaginal culture (as an early adopter of our INVOcell solution), ovulation induction, intrauterine insemination, fertility preservation, and diagnostic testing, supported by an experienced clinical and embryology team. The acquisition expands INVO’s clinical footprint and is expected to support continued growth of our fertility services platform.

Warrant Inducement (January 2026)

On January 28, 2026, we entered into an inducement letter agreement (the “January 2026 Inducement Letter Agreement”) with an institutional investor and existing holder (the “Holder”) of the Common Warrants (as defined below).

The issuance of the shares of common stock upon exercise of such the Common Warrants was registered pursuant to a registration statement on Form S-1 (File No. 333-292206), which was declared effective by the SEC on December 29, 2025.

Pursuant to the January 2026 Inducement Letter Agreement, the Holder agreed to exercise the Common Warrants for cash at the exercise price of $7.95 per share in consideration for our agreement to issue new unregistered warrants to purchase up to an aggregate of 1,893,492 shares of common stock at an exercise price of $7.95 per share. Such new warrants will become exercisable upon receipt of such approval as may be required by the applicable rules and regulations of the Nasdaq Capital Market (or any successor entity) from the stockholders of INVO with respect to issuance of all of such new warrants and the shares of common stock upon the exercise thereof and have a term of five and one-half years from the date stockholder approval is obtained.

We registered the resale of the shares underlying such new warrants pursuant to a registration statement on Form S-1 (File No. 333-293135), which was declared effective by the SEC on February 12, 2026, and we agreed to observe customary limitations on additional issuances of common stock and variable-rate financing arrangements for a limited period following the warrant inducement transaction.

The aggregate gross proceeds to us from the exercise of such existing warrants was approximately $7.5 million, before deducting offering expenses payable by us.

Maxim Group LLC (“Maxim”) acted as our financial advisor in connection with the inducement transaction.

Increase in Authorized Common Stock (Jan 2026)

On January 22, 2026, our stockholders approved an amendment to our Amended and Restated Articles of Incorporation to increase our number of authorized shares of common stock from 6,250,000 to 250,000,000 and we filed a Certificate of Amendment to our Articles of Incorporation to increase our authorized shares of common stock for the same.

Private Placement (December 2025)

On December 2, 2025, we entered into a securities purchase agreement with an institutional investor for a private placement of approximately $4.0 million in securities, comprised of 47,000 shares of Common Stock, pre-funded warrants to purchase 426,373 shares of Common Stock (the “Pre-Funded Warrants”), and common warrants to purchase 946,746 shares of Common Stock (the “Common Warrants”). The Common Warrants became exercisable on January 22, 2026 upon receipt of approval from the stockholders of INVO to increase the number of authorized shares of common stock available for issuance thereunder and as required by the applicable rules and regulations of the Nasdaq Capital Market (or any successor entity) with respect to issuance of all of such new warrants and the shares of common stock upon the exercise thereof, expired five years thereafter, and carried an exercise price of $8.45 per share. The Pre-Funded Warrants were immediately exercisable at $0.0005 per share until exercised in full.

In connection with the foregoing private placement, we entered into a placement agency agreement with Maxim on a reasonable best efforts basis, pursuant to which we agreed to pay the Placement Agent a fee equal to 8.0% of gross proceeds, warrants to purchase 23,669 shares of Common Stock at $10.5625 per share, and reimbursement of expenses up to $50,000.

Net proceeds from the private placement are being used to support our growth and liquidity needs, including funding a portion of the Family Beginnings P.C. acquisition, paying certain outstanding debt obligations, and providing additional working capital.

Reverse Stock Split (Nov 2025)

On November 26, 2025, we filed a certificate of change with the Secretary of State of Nevada to effectuate a reverse split of our common stock at a ratio of 1-for-8, and our authorized common stock was proportionately reduced to 6,250,000 shares from 50,000,000 shares. The reverse stock split took effect on November 28, 2025. All share information included in this Form 10-K has been reflected as if the reverse stock split occurred as of the earliest period presented.

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

On May 14, 2025, INVO, Dr. Pritts, the Pritts Trust, and certain of their respective affiliates entered into binding term sheet (the “Term Sheet”) to settle all disputes between the parties pursuant to the terms set forth in the Term Sheet (the “Terms”). The parties agreed to cooperate in good faith to prepare and enter into a final settlement agreement (the “Settlement Agreement”) based on the terms set forth in the Term Sheet; provided, however, that unless and until the Settlement Agreement is executed, the Terms are binding on the parties. Under the Terms, Wood Violet agreed to pay Dr. Pritts $6,000,000 in full and final settlement and satisfaction of all obligations to Dr. Pritts and her affiliates under the WFI Documents, of which $525,000 was paid concurrently with the execution of the Term Sheet, and the remainder of which is payable as follows: $475,000 due June 30, 2025, $750,000 due September 30, 2025, $750,000 due December 31, 2025, $1,000,000 due March 31, 2026, $2,000,000 due June 30, 2026, and $500,000 due December 31, 2026. INVO shall provide Wood Violet with use of 25% of all gross funding proceeds above $2,000,000 raised within any six-month period to accelerate the payment of scheduled settlement payments in chronological order. The parties will enter into a consent judgment to resolve the complaint that would come into effect upon any breach of the Settlement Agreement. The parties agreed to settle all disputes, including those related to employment, acquisition, tax, and related matters, the termination of all employment, consulting, and similar agreements with Dr Pritts, and other customary terms, including, without limitation, indemnification and release of claims. On September 30, 2025 we executed the Settlement Agreement.

FNL Financing Transactions

On October 11, 2024, we issued a 7.0% Senior Secured Convertible Debenture in the principal amount of $3,934,146, due December 11, 2025 (the “Debenture”), to Five Narrow Lane LP (“FNL”). We became a party to that certain Securities Purchase Agreement, dated as of January 3, 2024, between FNL and NAYA Therapeutics Inc. (formerly known as NAYA Biosciences, Inc.) (the “Securities Purchase Agreement”), pursuant to a joinder agreement (the “Joinder Agreement”) on October 11, 2024. FNL was entitled to convert any portion of the outstanding principal and accrued interest into shares of our common stock at a conversion price of $1,339.992 per share, subject to adjustment, following stockholder approval, provided that conversion could not result in FNL beneficially owning more than 4.99% of our outstanding common stock. Commencing March 14, 2025, we were required to redeem $437,127.24 of principal, plus accrued interest, on the 14th of each month until maturity.

Effective May 23, 2025, we entered into an agreement with FNL (the “May 2025 Amendment and Exchange Agreement”), pursuant to which the parties agreed to (a) exchange outstanding shares of our Series C-1 Convertible Preferred Stock (the “Series C-1 Preferred”) held by FNL for shares of our Series C-2 Convertible Preferred Stock (the “Series C-2 Preferred”), (b) amend the Series C-2 Certificate of Designation pursuant to a certificate of amendment (the “Certificate of Amendment to the Series C-2 Certificate of Designation”), (c) exchange the Debenture for an Amended and Restated Senior Secured Convertible Debenture due February 11, 2026 (the “Amended and Restated Debenture”), and (d) amend the Securities Purchase Agreement to grant FNL the right (the “Additional Investment Right”), exercisable at any time and from time to time beginning on or after May 23, 2025, to purchase up to $10,000,000 of aggregate stated value of additional shares of Series C-2 Preferred (the “AIR Preferred Shares”), exercisable in minimum amounts of $500,000. The AIR Preferred Shares carry the same terms as the Series C-2 Preferred then outstanding, except that the conversion price upon issuance is deemed to be the lowest of (i) the conversion price then in effect, and (ii) the greater of (x) the Floor Price (as defined in the Certificate of Amendment to the Series C-2 Certificate of Designation) and (y) 85% of the arithmetic average of the three lowest VWAPs during the ten trading days prior to exercise. In consideration of the foregoing, we issued 1,029 additional shares of Series C-2 Preferred to FNL.

On June 30, 2025, we entered into an Amendment to the Securities Purchase Agreement (the “June 2025 Amendment”) with FNL to permit FNL to elect, when exercising its Additional Investment Right, to either purchase AIR Preferred Shares for cash (an “AIR Purchase”) or exchange them for all or a portion of the Amended and Restated Debenture, with the aggregate stated value of AIR Preferred Shares received in such exchange equal to the principal amount so exchanged plus accrued and unpaid interest thereon (an “AIR Exchange”). The Amendment also reduced the minimum exercise amount to $200,000. On the same date, we entered into an inducement letter agreement with FNL (the “AIR Exercise and Reload Agreement”), pursuant to which FNL exercised its Additional Investment Right to acquire 1,800 shares of Series C-2 Preferred with an aggregate stated value of $1,800,000 in exchange for $1,800,000 of principal, plus accrued and unpaid interest, under the Amended and Restated Debenture. In consideration thereof, we issued 630 additional shares of Series C-2 Preferred to FNL.

Effective August 21, 2025, we entered into an agreement with FNL (the “August 2025 Amendment and Exchange Agreement”), pursuant to which the parties exchanged the Amended and Restated Debenture for a Second Amended and Restated Senior Secured Convertible Debenture due February 11, 2026 (the “Second Amended and Restated Debenture”) with an outstanding principal amount reduced to $1,751,344, and removed the monthly redemption provisions. In connection therewith, the parties agreed to reduce the outstanding principal by $1,300,000 in exchange for AIR Preferred Shares with an aggregate stated value of $1,300,000, and we issued 325 additional shares of Series C-2 Preferred to FNL.

Effective September 29, 2025, we entered into an agreement with FNL (the “September 2025 Exchange Agreement”), pursuant to which FNL exchanged the Second Amended and Restated Debenture for 467 shares of Series C-2 Preferred with an aggregate stated value of $1,334,000. As a result, the Second Amended and Restated Debenture was paid in full and fully extinguished.

In addition to the exchanges of outstanding debenture principal, during 2025, FNL exercised the AIR for $2,850,000 in aggregate cash consideration, for which we issued 2,850 shares of Series C-2 Preferred. As January 31, 2026, all outstanding shares of Series C-2 Preferred have been converted into shares of our common stock, and all dividends owed under the Series C-2 Preferred have been settled in full.

Decathlon Amendment

On September 29, 2023, we, our CEO, Steven Shum as a Key Person (as defined in the Loan Agreement defined below), and the our wholly-owned subsidiaries Bio X Cell, Inc, INVO Centers LLC, Wood Violet, Fertility Labs of Wisconsin LLC and Orange Blossom Fertility LLC as guarantors (the “Guarantors”), entered into a Revenue Loan and Security Agreement (the “Loan Agreement”) with Decathlon Alpha V LP (the “Lender”) under which the Lender advanced a gross amount of $1,500,000 to us.

On September 24, 2024, we, the Lender, Steven Shum and the Guarantors entered into an amendment to the Loan Agreement (the “First Amendment to the Loan Agreement”), pursuant to which (i) the Lender approved that certain Standard Merchant Cash Advance Agreement, dated September 25, 2024 between us and Cedar Advance LLC, and (ii) we agreed to increase the “Minimum Interest” (as defined in the Loan Agreement) multiples set forth therein by 0.15 effective as of December 1, 2024, if we did not receive equity investment of at least $1,000,000 by November 30, 2024.

On October 11, 2024, we, the Lender, Steven Shum and the Guarantors entered into a second amendment to the Loan Agreement (the “Second Amendment to the Loan Agreement”), pursuant to which we agreed, among other things, to pay down its loan by at least $500,000 and increase its monthly payments by up to $30,000 if we close a private offering of its securities. We also agreed to retain an investment banker to pursue a financing or a sale if it fails to meet certain liquidity covenants.

On August 13, 2025, we, the Lender, Steven Shum and the Guarantors entered into a third amendment to the Loan Agreement (the “Third Amendment to the Loan Agreement”), pursuant to which (a) the Lender consented to the change of our name to INVO Fertility, Inc., (b) the Lender waived the event of default that would result from the entry of judgment pursuant to the Term Sheet with Dr. Pritts and the Pritts Trust, (c) the parties agreed to an adjusted repayment schedule whereby the monthly payment under the Loan Agreement increased by $20,000, and (d) we agreed to reimburse the Lender for approximately $17,500 in fees and expenses incurred in connection with the Third Amendment to the Loan Agreement.

On September 22, 2025, we, the Lender, Steven Shum, and the Guarantors entered into a restated third amendment to the Loan Agreement (the “Restated Third Amendment to the Loan Agreement”), pursuant to which and in addition to amendments set forth in the Third Amendment, since we did not raise the above stated $1 million by November 30, 2024 as required under the Loan Agreement, the Loan Agreement was amended to reflect an increase of 0.15 to the Minimum Interest multiples set forth in the Loan Agreement.

Increase in Authorized Common Stock (July 2025)

On July 23, 2025, our stockholders approved an amendment to our Amended and Restated Articles of Incorporation to increase our number of authorized shares of common stock from 1,388,888 to 50,000,000 and we filed a Certificate of Amendment to our Articles of Incorporation to increase our authorized shares of common stock for the same.

Reverse Stock Split (July 2025)

On July 18, 2025, we filed a certificate of change with the Secretary of State of Nevada to effectuate a reverse split of our common stock at a ratio of 1-for-3, and our authorized common stock was proportionately reduced to 1,388,888 shares from 4,166,667 shares. The reverse stock split took effect on July 21, 2025. All share information included in this Form 10-K has been reflected as if the reverse stock split occurred as of the earliest period presented.

Series C-2 Preferred Amendments

On May 23, 2025, the Company filed a Certificate of Amendment that, among other changes, allows holders of Series C-2 Preferred to receive dividends payable in additional shares of Series C-2 Preferred, subject to specified equity-related conditions. The amendment also updated the mechanics for adjusting the conversion price of the Series C-2 Preferred in connection with any future issuances of AIR Preferred Shares.

On June 27, 2025, the Company filed a second amendment to the Series C-2 Certificate of Designation, which restated the rights and preferences of the Series C-2 Preferred and authorized 20,000 shares with a stated value of $1,000 per share. This amendment also removed certain redemption features, including the “Bankruptcy Triggering Event” and “Change of Control” redemption rights, as defined therein.

NTI Divesture

On October 11, 2024, we acquired NAYA Therapeutics, Inc. with the intent to expand beyond fertility into a broader healthcare portfolio combining our commercial-stage fertility business with a clinical-stage oncology and autoimmune technology business. Following insufficient stockholder support for key elements of the transaction at a March 2025 stockholder meeting, and upon advice of counsel, our proxy solicitation firm, and general stakeholder feedback, we elected to re-focus exclusively on our fertility business.

Effective June 2, 2025, we divested a majority stake in NAYA Therapeutics, Inc. by redeeming all outstanding shares of Series C-1 Preferred at a redemption price of 113.8558 shares of NAYA Therapeutics Class A Common Stock per share of Series C-1 Preferred redeemed. We retained 6,300 shares of Series A Preferred Stock of NAYA Therapeutics, representing 19.9% of outstanding common stock on an as-converted basis, and hold a secured convertible promissory note issued by NAYA Therapeutics on May 28, 2025 in the principal amount of $4,803,175.

Series C-1 Preferred Amendment

On May 28, 2025, we filed with the Nevada Secretary of State a certificate of amendment to the Series C-1 Certificate of Designation pursuant to which, we are entitled to redeem at our option at any time or from time to time upon not less than 2 calendar days written notice to the holders prior to the date fixed for redemption thereof, at a redemption price of 113.8558 shares of Class A Common Stock of NTI for each share of Series C-1 Preferred being redeemed.

Warrant Inducement (April 2025)

On April 30, 2025, we entered into an inducement letter agreement (the “April 2025 Inducement Letter Agreement”) with FNL as the existing holder of certain existing warrants to purchase up to 3,882 shares of our common stock. Such existing warrants were originally issued on January 14, 2025, with an exercise price of $1,008.00 per share.

The issuance of the shares of common stock upon exercise of such existing warrants was registered pursuant to a registration statement on Form S-3 (File No. 333-283872), which was declared effective by the SEC on January 14, 2025.

Pursuant to the April 2025 Inducement Letter Agreement, FNL agreed to exercise such existing warrants for cash at the exercise price of $193.20 per share in consideration for our agreement to issue new unregistered warrants to purchase up to an aggregate of 5,823 shares of common stock at an exercise price of $193.20 per share. Such new warrants would become exercisable upon receipt of such approval as may be required by the applicable rules and regulations of the Nasdaq Capital Market (or any successor entity) from the stockholders of INVO with respect to issuance of all of such new warrants and the shares of common stock upon the exercise thereof and have a term of five years from the date stockholder approval would be obtained. We received stockholder approval for the issuance of shares of common stock upon exercise of such new warrants on July 23, 2025.

The aggregate gross proceeds to us from the exercise of such existing warrants was approximately $750,000, before deducting offering expenses payable by us.

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

Reverse Stock Split (March 2025)

On February 24, 2025, we filed a certificate of change with the Secretary of State of Nevada to effectuate a reverse split of our common stock at a ratio of 1-for-12, and our authorized common stock was proportionately reduced to 4,166,667 shares from 50,000,000 shares. The reverse stock split took effect on March 18, 2025. All share information included in this Form 10-K has been reflected as if the reverse stock split occurred as of the earliest period presented.

Public Offering

On January 14, 2025, we consummated a public offering (the “January 2025 Offering”) of 9,455 units (“Units”), each consisting of either one share of common stock, or one pre-funded warrant to purchase one share of common stock (the “January 2025 PFWs”) in lieu thereof, and one warrant to purchase one share of common stock at an offering price of $1,008.00 per Unit (the “January 2025 Warrants”). The January 2025 Warrants are exercisable from and after the date of their issuance and expire on the five-year anniversary of such date, at an exercise price of $1,008.00 per share of common stock. Each January 2025 PFW is immediately exercisable at an exercise price of $0.144 per share and may be exercised at any time until all of the January 2025 PFWs are exercised in full. In connection with the January 2025 Offering, we entered into a securities purchase agreement (the “January 2025 SPA”) with certain institutional investors who purchased Units in this January 2025 Offering.

The securities issued in the January 2025 Offering were offered pursuant to our registration statement on Form S-1, as amended (File No. 333-283872) (the “January 2025 S-1”), initially filed by us with the SEC under the Securities Act of 1933, as amended (the “Securities Act”), on December 17, 2024 and declared effective on January 13, 2025.

We closed the January 2025 Offering on January 14, 2025, raising gross proceeds of approximately $9.5 million before deducting placement agent fees and other offering expenses payable.

Also in connection with the January 2025 Offering, on January 13, 2025, we entered into a placement agency agreement (the “January 2025 PAA”) with Maxim, pursuant to which (i) Maxim agreed to act as lead placement agent on a “best efforts” basis in connection with the January 2025 Offering, and (ii) we agreed to pay Maxim an aggregate fee equal to 6.5% of the gross proceeds raised in the January 2025 Offering (or 5.0% in the case of certain investors) and warrants to purchase up to 1,555 shares of Common Stock at an exercise price of $420.00 per share (the “Maxim January 2025 Warrants”). The Maxim January 2025 Warrants are exercisable at any time after the six-month anniversary of the closing date, from time to time, in whole or in part, until five (5) years from the commencement of sales of the securities in the January 2025 Offering. Additionally, we reimbursed Maxim for certain expenses and legal fees up to $90,000.

In connection with the January 2025 Offering, on January 13, 2025, we entered into a Class C-2 Preferred Stock Redemption Agreement with FNL, pursuant to which we agreed to purchase and acquire from FNL 4,000 shares of our C-2 Preferred Stock for $4,000,000. Accrued dividends, plus any other accrued payments under the Certificate of Designations for the C-2 Preferred Stock, remained outstanding.

Operations

Our critical management and leadership functions are carried out by our management team. In the Fertility Clinic segment, each clinic is separately staffed with employees necessary to manage daily activities, while most administrative tasks are centralized and handled by the INVO corporate staff. With respect to the INVOcell Device segment, we have contracted out the manufacturing, assembly, packaging, and labeling to a medical manufacturing company, sterilization of the device to a sterilization specialist, and storage and shipping to a third party logistics company.

Wisconsin Fertility Institute

As an established and profitable clinic, WFI has a full staff, including a reproductive and endocrinology and infertility medical doctor (“REI”), an OBGYN trained to provide fertility treatment and full complement of medical, laboratory and administration staff. The day to day clinical operations are handled by the on site staff. Our corporate staff manages finance, accounting, human resources and other overhead responsibilities.

Alabama JV

We established a joint venture partnership in Birmingham, Alabama (the “Alabama JV”) with HRCFG, LLC (“HRCFG”). The responsibilities of HRCFG’s principals include providing clinical practice expertise, performing recruitment functions, providing all necessary training, and providing day-to-day management of the Alabama JV. Our responsibilities include providing funding to the Alabama JV and being the exclusive provider of the INVOcell.

Georgia JV

We formed a joint venture with Bloom Fertility, LLC (“Bloom”) to establish an INVO Center in Atlanta, Georgia (the “Georgia JV”). The responsibilities of Bloom include providing all medical services required for the operation of the Georgia JV. Our responsibilities include providing funding to the Georgia JV, lab services, quality management, and being the exclusive provider of the INVOcell.

INVOcell

To date, we have completed a series of important steps in the successful development and manufacturing of the INVOcell:

●	Manufacturing: We are ISO 13485:2016 certified and manage all aspects of production and manufacturing with qualified suppliers. Our key suppliers, which include NextPhase Medical Devices, R.E.C. Manufacturing Corporation, and Casco Bay Molding, have been steadfast partners since our company first began and can provide us with virtually an unlimited capability to support our growth objectives, with all manufacturing performed in the New England region of the U.S.

●	Raw Materials: All raw materials utilized for the INVOcell are medical grade and commonly used in medical devices (e.g., medical grade silicone, medical grade plastic). Our principal molded component suppliers, Casco Bay Molding and R.E.C. Manufacturing Corporation, are well-established companies in the molding industry and are either ISO 13485 or ISO 9001 certified. The molded components are supplied to our contract manufacturer for assembly and packaging of the INVOcell system. The contract manufacturer is ISO 13485 certified, and U.S. Food & Drug Administration (“FDA”) registered.

●	US Marketing Clearance: The safety and efficacy of the INVOcell has been demonstrated and cleared for marketing and use by the FDA in November 2015.

●	Additional Clinical Clearance: In June 2023, we received FDA 510(k) clearance to expand the labeling on the INVOcell device and its indication for use to provide for a 5-day incubation period. The data supporting the expanded 5-day incubation clearance demonstrated improved patient outcomes.

Employees

As of December 31, 2025, INVO employed 14 full time employees. The clinics employed an additional 26 full time and 2 part time employees. We also engage consultants to further support our operations.

Market Opportunity

Fertility Clinics and INVOcell Device

The global ART marketplace is a large and growing, multi-billion-dollar industry across the world as increased infertility rates, greater patient awareness and improving financial incentives, such as insurance and governmental assistance, continue to drive growth and demand. According to the European Society for Human Reproduction’s 2024 ART Fact Sheet, one in six couples worldwide experience fertility challenges. Additionally, the worldwide market remains vastly underserved as a high percentage of patients in need of care continue to go untreated each year for many reasons, but key among them are capacity constraints and cost barriers. There have been large increases in the use of IVF, with current estimates of approximately 4 million ART cycles performed globally each year, producing around 1 million babies. Regrettably, this only amounts to less than 5% of the infertile couples worldwide being treated and less than 2% of such couples having a child though IVF. The industry remains capacity constrained which creates challenges in providing access to care at an affordable price for the volume of patients in need. A survey by “Resolve: The National Infertility Association,” indicates the two main reasons couples do not use IVF is cost and geographical availability (and/or capacity).

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

Our corporate development strategy, which includes acquiring established existing practices, building new clinics, and expanding our INVOcell device, is designed to take advantage of the attractive fertility market dynamics of supply and demand.

Competitive Advantages

INVOcell Device and Fertility Clinics

Over the past several years, the principal focus of our commercial efforts has shifted from the distribution of our INVOcell device to the provision of fertility services through our network of clinics. For the most part, our clinical activities have been focused on secondary markets where there is a greater imbalance between the need for ART treatment and the number of cycles available. Combined with our ability to offer a wider range of advanced fertility care, including IVC, IVF and IUI, at multiple price points, our clinics have the opportunity for differentiation from our competitors. As with our INVOcell technology, we continuously look for new solutions that can create greater efficiency and effectiveness in the provision of fertility cycles and support our efforts to democratize fertility care.

While a much smaller part of our current business, we continue to believe that our INVOcell device, and the IVC procedure it enables, can play a key role in making advanced fertility care more affordable and accessible. We continue to engage with sympathetic third-party clinics that share our same vision and that use our one-of-a-kind INVOcell device.

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

Sales and Marketing

Fertility Clinics

Our four fertility clinics employ various strategies to build awareness for their services and/or to maintain and grow patient flow and fertility cycle volume. The principal source of patient flow comes through social media marketing, OBGYN referrals, and patient word of mouth. Our clinical staff build and maintain relationships with the local OBGYN community, regularly following up with patient OBGYNs to build additional referral flow. We also conduct regular social and other media campaigns to attract new patients and to build awareness.

At the corporate level, we seek to build general awareness for our clinical activities and IVC procedure results with a view to drive patients to our centers and to grow demand for our INVOcell device. These efforts also support our ongoing work to acquire additional IVF clinics in the near term and open new INVO Centers longer term.

The acquisition of existing fertility clinics requires less sales and marketing effort compared to opening and establishing new INVO Centers, as they have established patient flows that can be built upon. When entering a new market with an INVO Center, we leverage the experience developed in establishing our Alabama and Georgia joint ventures. We employ strategies to secure patient flow levels that can enable new INVO Centers to become profitable and contribute economically to our overall business as soon as possible. Primarily, our INVO Centers seek to employ local, reputable physicians with strong ties to the OBGYN community.

INVOcell Device

Historically, our approach to marketing INVOcell was focused on identifying partners within targeted geographic regions that we believe could best support our efforts to expand access to advanced fertility treatment using the INVOcell and IVC procedure for the large number of underserved infertile people around the world. Those efforts resulted in the execution of a series of distribution agreements with partners across the globe. More recently, as we shifted our focus to acquiring and establishing fertility clinics, which activities have been centered in the US, and as a result of the limited traction experienced in international markets, proactive marketing efforts for the INVOcell have been limited to the United States. In our domestic market, we distribute the INVOcell directly to a number of third-party IVF clinics and we remain open to pursuing foreign markets that present a realistic opportunity for incremental revenue on a profitable basis.

Competition

Fertility Clinics and INVOcell Device

Our fertility clinics, within their own local markets, compete with other local fertility clinics largely on the basis of reputation, quality of patient care, and general pricing. Our fertility clinics have at least 1 or more competing fertility clinics within a 25-mile radius. We believe each of our existing centers compete effectively on price and quality of care in their respective markets.

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

The only ART medical device competitors for INVOcell that we are aware of are intrauterine devices called AneVivo™, developed by Anecova, and UteroPod™, developed by invoLab SA, both Swiss life sciences companies. The principal difference between the INVOcell and these devices is the latter’s placement inside the woman’s uterus for early embryo development. We believe that placing the device in the uterus is more invasive and thus may increase the risk to patients compared to the INVOcell, which is placed in the vaginal cavity. It appears that Anecova is no longer active.

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

We are subject to the requirements of the Health Insurance Portability and Accountability Act of 1996, the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH Act”), and related implementing regulations (together, “HIPAA”). Under HIPAA, we must have in place administrative, physical, and technical standards to guard against the misuse of individually identifiable health information. In the ordinary course of our business with our fertility clinics as Covered Entities as well as with INVO as a Business Associate, we may use, collect, and store sensitive data, including protected health information (“PHI”). We face risks relative to protecting this critical information, including loss of access risk, inappropriate disclosure risk, inappropriate modification risk, and the risk of being unable to adequately monitor our controls. Our information technology and infrastructure may be vulnerable to attacks by hackers or viruses or breached due to employee error, malfeasance, or other disruptions. Failure to comply with HIPAA, including through a breach of PHI, could result in penalties and sanctions, and materially harm our business.

For additional information about government regulation applicable to our business, see Risk Factors in Item 1A.

Intellectual Property

Fertility Clinics and INVOcell

We rely on a combination of copyright and trademark laws in the United States and other countries to obtain and maintain our intellectual property. In the past, we protected our intellectual property by, among other methods, filing patent applications with the U.S. Patent and Trademark Office (the “USPTO”) and its foreign counterparts on inventions related to the development of our business. On February 10, 2026, we were notified that our patent application for a redesign of the INVOcell device, aimed at process improvements on the IVC procedure, was granted and issued by the USPTO’s (Patent No. 12,544,204).

Our portfolio of U.S. registered trademarks includes the following:

●	Registration Nos. 6146631 and 3757982 for INVOCELL
●	Registration No. 4009827 for INVO
●	Registration No. 4009828 for INVO BIOSCIENCE
●	Registration No. 7516572 for LIFE BEGINS WITHIN

For additional information about our intellectual property, see Risk Factors in Item 1A of this Annual Report on Form 10-K.

Available Information

Our primary corporate website is www.invofertility.com. We make available, free of charge through our website, our annual report on Form 10-K, current reports on Form 8-K, quarterly reports on Form 10-Q and each amendment to these reports. Each such report is posted on our website as soon as reasonably practicable after such report is filed with the SEC via the EDGAR system.

The information on our websites is not incorporated by reference into this Annual Report on Form 10-K and should not be considered a part of this Annual Report. Our website address is included in this Annual Report as an inactive textual reference only.

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

Summary of Risk Factors

Our business is subject to a number of risks, including risks that may prevent us from achieving our business objectives or may adversely affect our business, financial condition, results of operations, cash flows, and prospects. These risks are discussed more fully below and include, but are not limited to, risks related to the following:

Risks Related to Our Financial Condition and Need for Additional Capital

●	We have incurred an accumulated net loss of $91.4 million since inception, which raises substantial doubt about our ability to continue as a going concern.
●	We have substantial secured indebtedness outstanding, and if we are unable to service our debt, our secured creditors could seize and liquidate our assets.
●	We do not expect our current cash position to be sufficient to fund operations and service our debt for the next 12 months, and additional capital may not be available on acceptable terms, if at all.
●	Any future fundraising may be dilutive to existing stockholders and may impose restrictive covenants that limit our operational flexibility.

Risks Related to Our Business and Operations

●	We have a limited operating history and a history of net operating losses, and we depend on continued access to capital and clinic revenue growth to fund our operations.
●	The fertility and ART services industry is highly competitive, and new providers, technologies, or techniques could erode our market share, patient volume, and pricing power.
●	Our growth strategy depends on identifying and successfully completing and integrating fertility clinic acquisitions, and we may fail to realize expected synergies or encounter unanticipated liabilities.
●	We are heavily dependent on key executives, physicians, embryologists, and clinical personnel whose loss could materially harm our operations.
●	Certain of our fertility clinics operate as joint ventures with medical partners who may fail to perform their obligations or seek to terminate their agreements.
●	We face significant litigation exposure from medical malpractice, errors in handling reproductive materials, and product liability claims, which may exceed our insurance coverage.
●	We rely on a single third-party manufacturer for INVOcell production, and any disruption in supply or product quality failure could limit our growth and harm our reputation.
●	Our intellectual property rights may be challenged or circumvented, and we may be subject to costly third-party infringement claims.

Risks Related to Our Industry and Regulation

●	Evolving state and federal laws on abortion and embryo personhood could restrict the availability of IVF services in states where we operate.
●	We are subject to extensive federal and state regulation as both a fertility clinic operator and a medical device manufacturer, and noncompliance could result in penalties, product recalls, or cessation of operations.
●	The FDA clearance process for the INVOcell and any future device modifications is expensive and uncertain, and we may be unable to obtain or maintain required clearances.
●	Payor consolidation and managed care trends could result in pricing pressure and reimbursement changes that reduce demand for our services and products.
●	Cybersecurity threats or data breaches involving sensitive patient health information could expose us to HIPAA liability and disrupt our operations.

Risks Related to Our Common Stock and Capital Structure

●	Our secured debt instruments contain restrictive covenants that limit our operational and financial flexibility, and a covenant default could trigger acceleration of our indebtedness.
●	Our common stock is thinly traded and highly volatile, and there can be no assurance of an active or liquid trading market.
●	Our former shell company status restricts stockholder reliance on Rule 144 for resales of restricted securities, which may impair our ability to raise capital.
●	Our directors have broad authority to issue preferred stock or additional common stock without stockholder approval, which could dilute the interests of existing holders.
●	We have never paid dividends on our common stock and do not expect to do so in the foreseeable future.
●	If we fail to maintain compliance with Nasdaq listing standards, our common stock could be delisted, reducing liquidity and investor confidence.

Risks Related to Market and Macroeconomic Conditions

●	Global economic volatility, inflation, rising interest rates, and geopolitical instability could adversely affect our access to capital and reduce patient demand for fertility services.
●	Changes in U.S. tariff and trade policy could increase the cost of medical devices and clinical supplies used in our operations.
●	Economic downturns may reduce consumer spending on fertility treatments, which could adversely affect our revenues and profitability.

General Risk Factors

●	As a Smaller Reporting Company, we are subject to reduced disclosure requirements that may make our common stock less attractive to certain investors.
●	We may need to issue additional equity or convertible securities to fund our operations, which could result in significant dilution to existing stockholders.
●	Compliance with SEC reporting requirements is time-consuming and costly, and failure to maintain adequate internal controls could result in regulatory sanctions and loss of investor confidence.
●	We have identified material weaknesses in our internal control over financial reporting and our internal control was not effective as of December 31, 2025; failure to remediate these weaknesses could adversely affect our ability to report financial results accurately and on a timely basis.
●	If analysts reduce or cease coverage of our company, our stock price and trading volume could decline.

Risks Related to Our Financial Condition and Our Need for Additional Capital

Our financial situation creates doubt whether we will continue as a going concern.

From the inception of our consolidated subsidiaries on January 5, 2007, through December 31, 2025, we had an accumulated net loss of $91.4 million. There can be no assurances that we will be able to achieve a level of revenues adequate to generate sufficient cash flow from operations or additional financing through private placements, public offerings and/or bank financing necessary to support our working capital requirements. To the extent that funds generated from any private placements, public offerings and/or bank financing are insufficient, we will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on acceptable terms. These conditions raise substantial doubt about our ability to continue as a going concern. If adequate working capital is not available, we may be forced to discontinue operations, which would cause investors to lose their entire investment.

We have substantial indebtedness outstanding, and our operations are significantly leveraged. If we were unable to service our indebtedness, our business would be adversely affected.

In order to finance our operations we have incurred substantial indebtedness, including our secured obligation to Decathlon. We may not be able to continue to service our debt in the future. If we are unable to service our debt and fail to pay our debt obligations in a timely fashion, we will be in default under one or more of our loan agreements. Upon such a default, our secured creditors could exercise their rights and remedies under the applicable loan agreements, which could include seizing all of our assets and selling them off under the Uniform Commercial Code and the loan agreements. Any such action would have a material adverse effect on our business and prospects.

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

Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to effectively manage our clinics. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. Moreover, the terms of any financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our shares to decline. The sale of additional equity or convertible securities may dilute our existing stockholders. The incurrence of additional indebtedness would result in increased fixed payment obligations, and we may be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights or clinics and other operating restrictions that could adversely impact our ability to conduct our business. We could also be required to seek funds through arrangements with collaborative partners or otherwise at an earlier stage than otherwise would be desirable and we may be required to relinquish rights to some of our technologies or product candidates or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results and prospects.

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

From the inception of our consolidated subsidiary BioXcell Inc. on January 5, 2007, through December 31, 2025, we had an accumulated net loss of $91.4 million. We have a limited operating history and are essentially an early-stage operation. We will continue to be dependent on having access to additional new capital and/or generating positive operating cash flow primarily through the growth of our clinics, the development of new INVO Centers and the acquisition of additional IVF clinics, in order to finance the growth of our operations. Continued net operating losses together with limited working capital make investing in our common stock a high-risk proposal. Our limited operating history may make it difficult for management to provide effective insight into future activities, marketing costs, and customer acquisition and retention. This could lead to us missing targets for the achievement of profitability, which could negatively affect the value of your investment.

Our business is subject to significant competition.

The fertility industry is highly competitive and characterized by well entrenched and long-standing practices as well as technological improvements and advancements. New ART services, devices and techniques may be developed that may render the INVOcell obsolete. Competition in the areas of fertility and ART services is largely based on pregnancy rates and other patient outcomes. Accordingly, the ability of our business to compete is largely dependent on our ability to achieve adequate pregnancy rates and patient satisfaction levels. Our business operates in highly competitive areas that are subject to change. New health care providers and medical technology companies entering the market may reduce our and our fertility clinics market share, patient volume and growth rates, and could force us to alter our planned pricing and fertility clinic service offerings. Additionally, increased competitive pressures may require us to commit more resources to our and our fertility clinic marketing efforts, thereby increasing our cost structure and affecting our ability to achieve, or the timing of achieving, profitability. There can be no assurance that we will not be able to compete effectively, nor can there be any assurance that additional competitors will not enter the market. Such competition may make it more difficult for us to enter into additional contracts with third party fertility clinics or maintain the profitability of our own fertility clinics.

We need to manage growth in our fertility operations, and we may not be successful in implementing our growth strategy.

In order to maximize potential growth in our current and potential markets, we may need to expand the scope of our services in the healthcare industry. As a result, we plan to continue to improve our clinic operations, marketing, and management information systems. We will also need to effectively train, motivate and manage our employees. Our failure to manage our growth could disrupt our operations and ultimately prevent us from generating revenues at the levels we expect.

Many factors including, but not limited to, increased competition from similar businesses, unexpected costs, costs associated with marketing efforts and maintaining a strong patient and client base may interfere with our ability to expand successfully. Our inability to implement our internal strategy successfully may have a negative impact on our growth, future financial condition, results of operations and/or cash flows.

We may not be successful at pursuing our acquisition strategy.

Our current strategy includes acquiring profitable fertility clinics in the United States to accelerate our growth. We have acquired Wisconsin Fertility Institute and Family Beginnings, and while we believe that there are in excess of 80 other clinics in the United States that may be suitable acquisition targets, we may not have any further success in identifying or pursuing additional acquisition candidates. If suitable acquisition targets are identified, we may not be able to negotiate terms of acquisition or obtain financing to fund such acquisitions.

We may not be able to develop or continue our business if we fail to recruit and/or retain key personnel.

The success of our business is heavily dependent on our executive management at the corporate level and our clinic personnel including our physicians, lab directors, embryologists, and other clinic and lab staff. We face strong competition to recruit and retain clinic and lab staff. The loss of any of our key personnel could potentially have a material adverse effect on our business, operations, revenues and/or prospects. If one or more of these persons were to become unable or unwilling to continue in their present positions, we may not be able to replace them readily or timely, if at all. Furthermore, our ability to recruit and employ physicians is closely regulated. For example, the types, amount and duration of compensation and assistance we can provide to recruited physicians are limited by the Anti-Kickback Statute and the Stark Law, as well as other applicable antifraud and abuse laws and regulations.

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

We may not be able to successfully manage current and future acquisitions and to achieve the benefits expected to result from the acquisitions.

Current and future acquisitions may present challenges to management, including the integration of our operations and personnel and that of the acquisition, continued management of the clinic and special risks, including possible unanticipated liabilities, unanticipated integration costs and diversion of management attention.

We cannot assure you that we will successfully integrate or profitably manage an acquisition’s business. Even if we are able to integrate and profitably manage an acquisition’s business, we cannot assure you that our business will achieve sales levels, profitability, efficiencies or synergies that justify the acquisition or that the acquisition will result in increased earnings for us in any future period.

Some of our existing fertility clinics were established as joint ventures with medical partners. These joint ventures are important to our business. If we are unable to maintain any of these joint ventures, or if they are not successful, our business could be adversely affected.

We have established, and may enter into additional, joint ventures for the operation of our INVO Centers. Our existing and any future joint ventures may have a number of risks, including that our joint venture partners:

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

Additionally, if one of our joint venture partners seeks to terminate its agreement with us, we may find it difficult to attract new joint venture partners, and the perception of our INVO Centers in the business and financial communities could be adversely affected.

We may be subject to significant liabilities arising from claims brought against our fertility clinics, affiliated physicians, and related service providers.

We face the risk of litigation associated with our clinical and laboratory services, including claims by patients or others alleging medical malpractice, errors in handling reproductive materials, product liability, or other causes of action commonly encountered in the healthcare sector. Providers in our industry have also faced class-action lawsuits related to billing practices, record management, informed-consent procedures, and the classification of services for reimbursement purposes. These types of claims can involve substantial monetary demands and high defense costs.

Although certain jurisdictions limit recoverable damages, plaintiffs may pursue alternative legal theories or claims that fall outside those caps. We maintain professional liability and general liability insurance in amounts we believe to be appropriate; however, some claims may exceed our coverage limits, and certain categories of damages—such as punitive damages—may not be covered or may later be denied by insurers. In addition, the rising cost and fluctuating availability of malpractice insurance for physicians who provide services at our clinics increases the risk that we could be held vicariously liable when uninsured or underinsured practitioners are named alongside us in legal actions.

We cannot guarantee that we will be able to obtain continued insurance coverage on acceptable terms, or at all. To the extent we are self-insured or required to fund claims that exceed or fall outside our insurance coverage, we may be required to use operating cash flow to satisfy such liabilities. Any of these events could materially adversely affect our financial condition, results of operations, and liquidity.

We face potential liability as a provider of a medical device. These risks may be heightened in the area of artificial reproduction.

The provision of medical devices entails the substantial risk of potential tort injury claims. We currently utilize product liability insurance to provide coverage against potential tort injury claims, as well as customary insurance protection, such as professional liability insurance, for our fertility clinics. However, there can be no assurance such coverage will provide adequate protection against any potential claims. Furthermore, any claim asserted against us could generate costly legal fees, consume management’s time and resources, and adversely affect our reputation and business, regardless of the merit or eventual outcome of such claim.

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

If we fail to maintain adequate quality standards for our services and products, our reputation and business may be adversely affected and harmed.

Our customers are expecting that our products and services will perform as marketed and in accordance with industry standards. For our INVOcell device, we rely on third-party manufacturing companies and their packaging processes in connection with the production of our products. Our key suppliers, which are located in the U.S. and include NextPhase Medical Devices and Casco Bay Molding, and have been steadfast partners since our company first began and can provide us with virtually an unlimited capability to support our growth objectives, with all manufacturing performed in the New England region of the U.S. However, a failure to maintain product quality standards in accordance with our customers’ expectations could result in the loss of demand for our products. Additionally, delays or quality lapses in our production lines could result in substantial economic losses to us. Although we believe that our current quality control procedures adequately address these risks, there can be no assurance that we will not experience occasional or systemic quality lapses in our manufacturing and service operations. Currently, we have limited manufacturing capabilities as we rely on a single manufacturing provider regarding our production process. In the event our manufacturer is unable to produce an adequate supply of products at appropriate quality levels, our growth could be limited, and our business may be harmed. If we experience significant or prolonged disturbance in our quality standards, our business and reputation may be harmed, which may result in the loss of customers, our inability to participate in future customer product opportunities and reduced revenue and earnings.

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

While we currently own a U.S. patent, this patent may be challenged, invalidated or circumvented, and will ultimately expire. In addition, the rights granted under this patent may not provide the competitive advantages we currently anticipate. Certain countries, including the United States and in Europe, could place restrictions on the patentability of various medical devices which may materially affect our business and competitive position. Additionally, the laws of some foreign countries, in particular China and India, do not protect our proprietary rights to the same extent or in the same manner as U.S. laws, and we may encounter significant problems in protecting and defending our proprietary rights in these countries. In addition to relying on patent, copyright and trademark laws, we also utilize a combination of trade secrets, confidentiality policies, non-disclosure and other contractual arrangements to protect our intellectual property rights. However, these measures may not be adequate to prevent or deter infringement or other misappropriation. Further, our intellectual property rights may be found to infringe on intellectual property rights of third parties. Moreover, we may not be able to detect unauthorized use or take appropriate and timely steps to establish and enforce our proprietary rights. Existing laws of some countries in which we conduct business offer only limited protection of our intellectual property rights, if at all. As the number of market entrants as well as the complexity of technology in the fertility marketplace increases, the possibility of functional overlap and inadvertent infringement of intellectual property rights also increases.

We may be forced to defend our intellectual property rights from infringement through expensive legal action.

Third parties may in the future assert claims against us alleging infringement on their intellectual property rights. Defending such claims may be expensive, time consuming and divert the efforts of our management and/or technical personnel. Because of litigation, we could be required to pay damages and other compensation, develop non-infringing products or enter into royalty and/or licensing agreements. However, we cannot be certain that any such licenses will be made available to us on commercially reasonable terms.

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

Any of these factors could have a material adverse effect on our business, results of operations and financial condition. From 2011 through 2023, we sold products in certain international markets mainly through independent distributors. Although we are not actively pursuing international sales, they could become more meaningful in the future. In the event a distributor fails to meet annual sales goals, we may be required to obtain a replacement distributor, which may be costly and difficult to identify. Additionally, a change in our distributors may increase costs, and create a disruption in our operations resulting in a loss of revenue.

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

We may distribute our INVOcell product internationally with all sales, domestic and international, in U.S. dollars. As a result, our operations could be impacted by fluctuations in currency exchange rates, although we expect to mitigate such risk by invoicing only in U.S. dollars. In spite of this, our operations may still be negatively impacted by foreign currency exchange rates in the event the U.S. dollar strengthens and the local currency where the product may be sold weakens. In the event such international patients are unable to afford the associated increase costs, international doctors and clinics may not be able to offer the INVOcell and IVC procedure. Additionally, as an international business we may be susceptible to adverse foreign currency fluctuations unconnected to the U.S. dollar.

Failure to comply with the United States Foreign Corrupt Practices Act or similar laws could subject us to penalties and other adverse consequences.

We are subject to the United States Foreign Corrupt Practices Act, which generally prohibits United States companies, including their suppliers, distributors and other commercial partners, from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices occur from time to time in the countries in which we distribute products. We have adopted formal policies and procedures designed to facilitate compliance with these laws. If our employees or other agents, including our distributors or suppliers, are found to have engaged in such practices, we could suffer severe penalties and other consequences that may have a material adverse effect on our business, financial condition and results of operations.

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

Risks Related to Our Industry

We may be subject to risks related to changes in laws regarding abortion, which can affect how a fertility clinic must treat and handle embryos.

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

In February 2024, the Alabama Supreme Court issued a landmark ruling holding that stored embryos are afforded the same legal protections as children under the state’s Wrongful Death of a Minor Act, causing IVF clinics in Alabama to temporarily pause services. Although the Alabama legislature subsequently passed a law providing limited civil and criminal liability protection for IVF providers, the underlying ruling has not been overturned, and similar challenges may arise in other states. As of 2025, personhood bills with potential implications for IVF and embryo handling have been introduced or are being tracked in multiple states. While Indiana law currently exempts IVF from its abortion restrictions, and the Indiana Court of Appeals has held that frozen embryos do not have the rights of persons under Indiana law, the legal landscape remains unsettled and future legislative or judicial developments in Indiana or other states where we operate could adversely affect our business.

The enactment of certain state laws restricting abortion care and other changes in laws, or in interpretation of laws through court decisions, affecting fertility benefits may conflict with, and ultimately limit, the covered benefits offered by a company to its employees and the types of fertility treatment services available at provider clinics. While the Trump administration has expressed general support for IVF access, no federal legislation has been enacted to protect IVF services, and executive positions and priorities are subject to change. We cannot predict the timing or impact of any future rulemaking, executive orders, court decisions or other changes in the law, or in how such laws, once enacted, would be interpreted and enforced. This may negatively impact fertility clinics and their patients operating in those states with more restrictive laws.

We are subject to significant domestic and international governmental regulation and if we fail to comply we could suffer penalties or be required to make significant changes to our operations.

Our business is heavily regulated, both as a fertility clinic operator and as a medical device manufacturer. We are subject to complex laws and regulations from the FDA and other federal, state and local authorities that subject us to civil and criminal penalties, including cessation of operations and recall of products distributed, in the event we fail to comply. Any such actions could severely curtail our revenue and business reputation.

These laws relate to among other things: billing practices and prices for services; relationships with physicians and other referral sources; necessity and quality of medical care; condition and adequacy of facilities; qualifications of medical and support personnel; confidentiality, privacy and security issues associated with health-related information and PHI; handling of controlled substances; and certification, licensure and accreditation of our facilities.

In addition, restrictive laws, regulations or interpretations could be adopted, making compliance with such regulations more difficult or expensive. While we devote substantial resources to ensure our compliance with laws and regulations, we cannot completely eliminate the risk that we may be found non-compliant with applicable legal and regulatory requirements.

We believe that the healthcare industry will continue to be subject to increased regulation as well as political and legal action, as future proposals to reform the health care system are considered by the U.S. Congress and state legislatures. We do not know of, nor do we have any control over, future changes to healthcare laws and regulations which may have a significant impact on our business.

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

If the FDA or any foreign regulatory entity determines that our promotional materials or training constitute promotion of off-label use, it could request that we modify our training or promotional materials or subject us to regulatory or enforcement actions. These enforcement actions could include, for example, a warning letter or untitled letter, injunction, seizure, civil fine or criminal penalties. We cannot, however, prevent a physician from using the INVOcell off-label, when in the physician’s independent professional medical judgement, he or she deems it appropriate. There may be increased risk of injury to patients if physicians attempt to use the INVOcell off-label, or the INVOcell may not be as effective, which could harm our reputation.

If we fail to comply with the FDA’s Quality System Regulation (“QSR”), the FDA could take various enforcement actions, including suspending our FDA clearance to market, or halting our manufacturing operations, and our business would suffer.

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

Changes in the healthcare industry may require us to decrease the selling price for our services or products or could result in a reduction in the available market size.

Governmental and private sector initiatives in the U.S. and abroad involving trends toward managed healthcare and cost containment could place an emphasis on our ability to deliver more cost-effective medical therapies. The development of other cost-effective devices could eventually adversely affect the prices and/or sales of our services or products. Companies in the healthcare industry are subject to various existing and proposed laws and regulations, in both domestic and international markets, regulating healthcare pricing and profitability. Additionally, there have been third-party payer initiatives to challenge the prices associated with medical products, which if successful, could affect our ability to sell services or products on a competitive basis in the future.

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

Risks Related to Our Common Stock

Our secured debt instruments contain numerous restrictive covenants that limit management’s discretion to operate our business.

In our secured debt instruments, we agreed to certain covenants that place significant restrictions on, among other things, our ability to incur additional indebtedness, to create liens or other encumbrances, to make certain payments and investments, and to sell or otherwise dispose of assets and merge or consolidate with other entities. Any failure to comply with the covenants included in the secured debt instruments could result in an event of default, which could trigger an acceleration of the related debt. If we were unable to repay the debt upon any such acceleration, our senior lenders could seek to foreclose on our assets in an effort to seek repayment under the loans. If our lenders were successful, we would be unable to conduct our business as it is presently conducted and our ability to generate revenues and fund our ongoing operations would be materially adversely affected.

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

Our revenue and operating results could fluctuate from quarter to quarter, which may cause our stock price to decline.

Our results from year-to-year and from quarter-to-quarter may vary significantly based on individual clinic performance, the addition of new acquisitions, and ordering cycles for our INVOcell device from distributors and our partners. As a result, we expect period-to-period comparisons of our operating results may not be meaningful as an indication of our future performance for any future period.

We may have difficulty raising the necessary capital to fund operations because of the thin market and market price volatility for our shares of common stock.

Throughout 2025, there has been a thin market for our shares, and the market price for our shares has been volatile. In recent years, the securities markets in the U.S. and around the world have experienced a high level of price and volume volatility, and the market price of securities of many companies have experienced wide fluctuations that have not necessarily been related to the operations, performances, underlying asset values or prospects of such companies. For these reasons, we expect our shares of common stock may also be subject to volatility resulting from market forces over which we will have no control. The success of our growth strategy may be dependent upon our ability to obtain additional financing through debt and equity or other means. The thin market for our shares, and the volatility in the market price for our shares, may adversely affect our ability to raise needed additional capital.

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

Our stock price is highly volatile. The stock market in general and the market for smaller healthcare and fertility services companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. In addition, if the market for healthcare and fertility services stocks or the broader stock market continues to experience a loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, financial condition or results of operations. As a result of this volatility, you may not be able to sell your common stock at or above the purchase price and you may lose some or all of your investment. The market price for our common stock may be influenced by many factors, including the following:

● the success of existing or new competitive products or technologies;

● announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, collaborations or capital commitments;

● regulatory or legal developments in the United States, including those affecting reproductive healthcare, fertility services, and embryo handling;

● the recruitment or departure of key personnel;

● actual or anticipated changes in estimates as to financial results, clinical performance, or development timelines;

● announcement or expectation of additional financing efforts;

● sales of our common stock by us, our insiders or other stockholders;

● variations in our financial results or those of companies that are perceived to be similar to us;

● changes in estimates or recommendations by securities analysts, if any, that cover us;

● changes in the structure of healthcare payment systems;

● market conditions in the healthcare and fertility services sectors;

● our ability to successfully identify, acquire, and integrate fertility clinic acquisitions;

● patient volume trends and seasonal fluctuations in demand for fertility services;

● general economic, industry and market conditions; and

● the other factors described in this “Risk Factors” section.

In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for healthcare and fertility services companies, which have experienced significant stock price volatility in recent years.

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

We believe that the state of global economic conditions are particularly volatile and uncertain due to ongoing global tensions and unexpected shifts in political, legislative and regulatory conditions concerning, among other matters, international trade and taxation, and that an uneven recovery or a renewed global downturn may negatively impact our business and operations. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business or political environment or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, it may make obtaining any necessary debt or equity financing more difficult, more costly and more dilutive. For example, as a result of political, social, and economic instability abroad, including as a result of armed conflict, war or threat of war, in particular, the ongoing conflicts in Ukraine and the Middle East, including resulting sanctions and supply chain disruptions, terrorist activity and other security concerns in general, there could be a significant disruption of global financial markets, impairing our ability to raise capital when needed on acceptable terms, if at all. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon our acquisition and expansion strategy. In addition, there is a risk that one or more of our current service providers and other partners may not survive an economic downturn, which could directly affect our ability to attain our operating goals on schedule and on budget. To the extent that our profitability and strategies are negatively affected by downturns or volatility in general economic conditions, our business and results of operations may be materially adversely affected.

Changes in U.S. trade policy and the imposition of tariffs could increase our operating costs and adversely affect our business.

The U.S. government has imposed broad tariffs on a wide range of imported goods, and further escalation of trade restrictions remains possible. To the extent that medical devices, consumables, or other supplies used in our clinic operations are sourced from foreign manufacturers, these tariffs could increase our operating costs. If we are unable to offset such cost increases, our margins and results of operations could be adversely affected. We cannot predict the scope or duration of current tariff measures or the extent to which retaliatory trade actions by other countries could further disrupt our supply chain or increase our costs.

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

We have identified material weaknesses in our internal control over financial reporting, and our internal control over financial reporting was not effective. If we are unable to remediate these material weaknesses, or if we identify additional material weaknesses in the future, we may be unable to accurately or timely report our financial results, which could have a material adverse effect on our business and the trading price of our common stock.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As disclosed in Item 9A of this Annual Report on Form 10-K, our management concluded that, as of December 31, 2025, our internal control over financial reporting was not effective due to the existence of material weaknesses.

The material weaknesses identified relate to (1) a limited segregation of duties due to our lack of formal control documentation, limited resources, and the small number of employees, and (2) a lack of adequate accounting resources to properly account for complex accounting transactions. We are in the process of implementing remediation measures designed to address these material weaknesses, which include seeking to improve our formal control documentation, increase our resources, and additional accounting personnel to further segregate duties, improve supervision and increase training of our accounting staff with respect to generally accepted accounting principles, provide additional training to our management regarding use of estimates in accordance with generally accepted accounting principles, increase the use of contract accounting assistance, and increase the frequency of internal financial statement review. We cannot assure you, however, that our remediation efforts will be successful, that additional material weaknesses will not be identified in the future, or that our independent registered public accounting firm will not identify material weaknesses in connection with future audits.

If we fail to remediate the identified material weaknesses, or if additional material weaknesses or significant deficiencies in our internal control over financial reporting are identified, we could be required to restate our historical financial statements, we may be unable to accurately or timely report our financial condition or results of operations, and investor confidence in the accuracy and completeness of our financial reports may be undermined. Any of these outcomes could result in regulatory scrutiny or enforcement action by the SEC, civil litigation, delisting of our common stock from Nasdaq, and a decline in the trading price of our common stock. In addition, our ability to raise capital could be materially impaired if investors and lenders lose confidence in our financial reporting.

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

We are a public reporting company and accordingly subject to the information and reporting requirements of the Exchange Act, and other federal securities laws, including compliance with the Sarbanes-Oxley Act of 2002. We are required to prepare and file annual and quarterly reports, proxy statements and other information with the SEC and furnish audited reports. Compliance with such reporting requirements is both time-consuming and costly for us. We may need to hire additional financial reporting, internal control, and other finance personnel in order to develop and implement appropriate internal controls and reporting procedures.

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

As of the date of this filing, we have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents that have materially affected us, including our operations, business strategy, results of operations, or financial condition. We may face risks from cybersecurity threats that, if realized, are likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. For additional information, see Part I, Item 1A: Risk Factors— Risks Relating to our Business: We are susceptible to cybersecurity breaches and cyber-related fraud.

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

Our IT consultant reviews the efficacy of our cybersecurity procedures from time to time as circumstances make it appropriate and annually in connection with the annual audit of our financial statements. Our IT consultant reports to our CEO and CFO on matters of cybersecurity, and together they carry responsibility for our overall cybersecurity risk management procedures. Our CEO and CFO provide prompt reports to the Board regarding cybersecurity risks and incidents as they are revealed, as well as periodic reports, as appropriate, regarding our cybersecurity activities.

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

Item 3. Legal Proceedings

We are not currently subject to any material legal proceedings; however, we could be subject to legal proceedings and claims from time to time in the ordinary course of our business, or legal proceedings we considered immaterial may in the future become material. Regardless of the outcome, litigation can, among other things, be time consuming and expensive to resolve, and can divert management resources.

Item 4. Mine Safety Disclosures.

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Trading of our shares of our common stock is on the Nasdaq Capital Market under the symbol “IVF.”

As of June 2, 2026, there were 1,786,035 shares of our common stock outstanding.

Information required with respect to equity compensation plans in this Item 5 is included in Item 11 on page 92 of this report on Form 10-K.

Stockholders

As of March 31, 2026, there were approximately 231 stockholders of record of our common stock. However, we estimate that we have a significantly greater number of beneficial holders of our common stock because a number of shares are held of record by broker-dealers for their customers in street name.

Dividend Policy

We have never declared or paid dividends on our common stock. We intend to retain future earnings (if any) to fund the development and growth of our business, rather than to pay them as dividends, for the foreseeable future.

Recent Sales of Unregistered Securities

None.

Purchase of Equity Securities

No repurchase of equity securities were made during the 2025 fiscal year.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This discussion includes certain forward-looking statements about our business and our expectations, including statements relating to revenues, international revenues, revenue growth rates, gross margin, operating expenses, amortization expenses, earnings per share, available cash and operating cash flow. Any such statements are subject to risk that could cause the actual results to vary materially from expectations. For a further discussion of the various risks that may affect our business and expectations, see the section titled “Risk Factors” contained in Item 1A of Part I of this Annual Report on Form 10-K. The risks and uncertainties discussed therein do not reflect the potential future impact of any mergers, acquisitions or dispositions. In addition, any forward-looking statements represent our estimates only as of the day this Annual Report was filed with the SEC and should not be relied upon as representing our estimates as of any subsequent date. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if our estimates change.

Overview

We are a healthcare services and technology company focused on the fertility marketplace and dedicated to expanding access to ART care to patients in need. Our principal commercial strategy is focused on acquiring, establishing, and operating fertility clinics and related businesses and technologies. Our acquisition strategy focuses on US-based, profitable fertility clinics. Our clinics offer a variety of fertility services including IVF and the IVC procedure enabled by INVOcell.  As of the date of this filing, we have four fertility clinics in the United States. We also continue to engage in the sale and distribution of our INVOcell technology solution into third-party owned and operated fertility clinics. We also intend to seek out additional, innovative fertility-focused technologies, to license or acquire in order to utilize within our clinics.

Fertility Clinics

On February 18, 2026, we completed our acquisition of Family Beginnings, an Indiana based fertility clinic that offers both IVF and IVC. (See Item 1 for additional information on the acquisition of Family Beginnings).

On August 10, 2023, we consummated the first acquisition of an existing fertility clinic, WFI. As an established and profitable clinic, the closing of the WFI acquisition more than tripled our annual revenue and became a major part of our clinic-based operations. The acquisition accelerated our transformation from a medical device company to a healthcare services company and immediately added scale and a significant source of positive cash flow to our operations. The acquisition of profitable IVF clinics complements our efforts to build new INVO Centers, and we expect to continue this strategy to accelerate overall growth.

On March 10 and June 28, 2021, we established joint ventures to open INVO Centers in Birmingham, Alabama, and Atlanta, Georgia, respectively. We established these clinics to increase use of the INVOcell, to accelerate the growth and awareness of the IVC procedure, and to expand the availability of statistical and clinical data supporting its use. These clinics also represent our initial entry into clinic-based fertility operations and enabled us to expand our revenue per fertility cycle from hundreds of dollars (from the sale of each INVOcell device) to thousands of dollars, and to significantly advance our path to building greater scale in our overall operations and to reaching profitability.

INVOcell Device

Our proprietary INVOcell® device enables fertilization and early embryo development to occur in vivo within the woman’s body - the world’s first IVC technique of its kind. Unlike IVF, which relies on expensive laboratory incubators, the INVOcell allows fertilization and early embryo development to take place in the woman’s body and has demonstrated equivalent pregnancy success and live birth rates as IVF.

While INVOcell remains part of our efforts, our strategy has expanded to focus more broadly on providing ART services through clinic operations.

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

Wisconsin Fertility Institute

As an established and profitable clinic, WFI has a full staff, including a REI, an OBGYN trained to provide fertility treatment and full complement of medical, laboratory and administration staff. The day to day clinical operations are handled by on site staff. Our corporate staff manages finance, accounting, human resources and other overhead responsibilities.

Alabama JV

We established the Alabama JV with HRCFG. The responsibilities of HRCFG’s principals include providing clinical practice expertise, performing recruitment functions, providing all necessary training, and providing day-to-day management of the Alabama JV. Our responsibilities include providing funding to the Alabama JV and being the exclusive provider of the INVOcell.

Georgia JV

We formed a joint venture with Bloom to establish the Georgia JV. The responsibilities of Bloom include providing all medical services required for the operation of the Georgia JV. Our responsibilities include providing funding to the Georgia JV, lab services, quality management, and being the exclusive provider of the INVOcell.

INVOcell

To date, we have completed a series of important steps in the successful development and manufacturing of the INVOcell:

●	Manufacturing: We are ISO 13485:2016 certified and manage all aspects of production and manufacturing with qualified suppliers. Our key suppliers, which include NextPhase Medical Devices, R.E.C. Manufacturing Corporation, and Casco Bay Molding, have been steadfast partners since our company first began and can provide us with virtually an unlimited capability to support our growth objectives, with all manufacturing performed in the New England region of the U.S.
●	Raw Materials: All raw materials utilized for the INVOcell are medical grade and commonly used in medical devices (e.g., medical grade silicone, medical grade plastic). Our principal molded component suppliers, Casco Bay Molding and R.E.C. Manufacturing Corporation, are well-established companies in the molding industry and are either ISO 13485 or ISO 9001 certified. The molded components are supplied to our contract manufacturer for assembly and packaging of the INVOcell system. The contract manufacturer is ISO 13485 certified, and FDA registered.
●	US Marketing Clearance: The safety and efficacy of the INVOcell has been demonstrated and cleared for marketing and use by the FDA in November 2015.
●	Clinical: In June 2023, we received FDA 510(k) clearance to expand the labeling on the INVOcell device and its indication for use to provide for a 5-day incubation period. The data supporting the expanded 5-day incubation clearance demonstrated improved patient outcomes.

Market Opportunity

Fertility Clinics and INVOcell Device

The global ART marketplace is a large and growing, multi-billion-dollar industry across the world as increased infertility rates, greater patient awareness and improving financial incentives, such as insurance and governmental assistance, continue to drive growth and demand. According to the European Society for Human Reproduction 2024 ART Fact Sheet, one in six couples worldwide experience fertility challenges. Additionally, the worldwide market remains vastly underserved as a high percentage of patients in need of care continue to go untreated each year for many reasons, but key among them are capacity constraints and cost barriers. There have been large increases in the use of IVF, with current estimates of approximately 4 million ART cycles performed globally each year, producing around 1 million babies. Regrettably, this only amounts to less than 5% of the infertile couples worldwide being treated and less than 2% of such couples having a child though IVF. The industry remains capacity constrained which creates challenges in providing access to care at an affordable price for the volume of patients in need. A survey by “Resolve: The National Infertility Association,” indicates the two main reasons couples do not use IVF is cost and geographical availability (and/or capacity).

In the United States, infertility affects an estimated 10%-15% of the couples of childbearing-age, according to the American Society of Reproductive Medicine (2017). According to the CDC, there are approximately 6.7 million women with impaired fertility. Based on 2022 data from the CDC’s National ART Surveillance System, approximately 435,000 IVF cycles were performed across ~500 IVF centers, leaving the U.S. with a large, underserved patient population, similar to most markets around the world.

Our corporate development strategy, which includes acquiring established existing practices, building new clinics, and expanding our INVOcell device, is designed to take advantage of the attractive fertility market dynamics of supply and demand.

Competitive Advantages

INVOcell Device and Fertility Clinics

Over the past several years, the principal focus of our commercial efforts has shifted from the distribution of our INVOcell device to the provision of fertility clinic services through our network of clinics. For the most part, our clinical activities have been focused on secondary markets where there is a greater imbalance between the need for ART treatment and the number of cycles available. Combined with our ability to offer a wider range of advanced fertility care, including IVC, IVF and IUI, at multiple price points, our clinics have the opportunity for differentiation from our competitors. As with our INVOcell technology, we continuously look for new solutions that can create greater efficiency and effectiveness in the provision of fertility cycles and support our efforts to democratize fertility care.

While a much smaller part of our current business, we continue to believe that our INVOcell device, and the IVC procedure it enables, can play a key role in making advanced fertility care more affordable and accessible. We continue to engage with sympathetic third-party clinics that share our same vision and that use our one-of-a-kind INVOcell device.

Unlike IVF, where the oocytes and sperm develop into embryos in a laboratory incubator, the INVOcell allows fertilization and early embryo development to take place in the woman’s body. We believe that the IVC procedure can provide the following benefits:

●	May reduce lab procedures, helping clinics and doctors to increase patient capacity, lower costs and offer a more affordable advanced fertility treatment option;

●	A natural and stable incubation environment; and

●	A more personal, intimate experience in creating a baby.

In both current utilization of the INVOcell, and in clinical studies, the IVC procedure has demonstrated equivalent pregnancy success and live birth rates as IVF and generally may be offered at a significant discount to IVF cycles.

Sales and Marketing

Fertility Clinics

Our four fertility clinics employ various strategies to build awareness for their services and/or to maintain and grow patient flow and fertility cycle volume. The principal source of patient flow comes through social media marketing, OBGYN referrals, and patient word of mouth. Our clinical staff build and maintain relationships with the local OBGYN community, regularly following up with patient OBGYNs to build additional referral flow. We also conduct regular social and other media campaigns to attract new patients and to build awareness.

At the corporate level, we seek to build general awareness for our clinical activities and IVC procedure results with a view to drive patients to our centers and to grow demand for our INVOcell device. These efforts also support our ongoing work to acquire additional IVF clinics in the near term and open new fertility clinics longer term.

The acquisition of existing fertility clinics requires less sales and marketing effort compared to opening new fertility clinics, as they have established patient flows that can be built upon. When entering a new market with a fertility clinic, we leverage the experience developed in establishing our Alabama and Georgia joint ventures. We employ strategies to secure patient flow levels that can enable new fertility clinics to become profitable and contribute economically to our overall business as soon as possible. Primarily, our fertility clinics seek to employ local, reputable physicians with strong ties to the OBGYN community.

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

Recent Developments

JAG Amendment

On May 27, 2026, we entered into a letter agreement (the “JAG May 2026 Letter”) with JAG Multi Investments LLC (“JAG”) pursuant to which (i) the maturity date of certain previously issued convertible notes with a principal balance of $660,000 (the “JAG Notes”) was extended until December 31, 2026, (ii) we agreed to repay the JAG Notes in monthly installments of $50,000 starting in April 2026 with a balloon payment at the end of December 2026, (iii) confirmation that if we raise more than $3,000,000 after the date of the JAG May 2026 Letter, we shall pay ten percent (10%) of any proceeds in excess of $3,000,000 to accelerate repayment of the JAG Notes, (iv) the conversion price of the JAG Notes was reset to $1.60, (v) we agreed to issue to JAG a new warrant (the “JAG May 2026 Warrant”) to purchase up to 150,000 shares of our common stock at an exercise price of $1.60 per share, exercisable for five years from the date of issuance, and (vi) we agreed to the reset of the conversion and exercise prices of the JAG Notes and JAG May 2026 Warrant, respectively, to equal the price of any future financing based on a share price that is lower than the conversion and exercise prices then in effect.

Nasdaq

On April 23, 2026, we received a letter (the “10-K Letter”) from the Listing Qualifications staff (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that we failed to file our Annual Report on Form 10-K for the year ended December 31, 2025 (the “10- K Filing”), on a timely basis and, as such, no longer satisfies Nasdaq Listing Rule 5250(c)(1) (the “Timely Filing Rule”)

On May 27, 2026 we receive an additional letter (the “10-Q Letter”) from the Staff indicating that we failed to file our Quarterly Report on Form 10-Q for the period ended March 31, 2026 (the “10-Q Filing”), on a timely basis.

Neither letter had an immediate effect on the listing of our common stock.

Both letters also stated that, in accordance with Nasdaq rules, we have 60 calendar days from the date of the 10-K Letter to submit a plan to regain compliance with the Timely Filing Rule. Should the Staff accept such plan, it could grant an exception of up to 180 calendar days from the 10-K Filing’s due date, or until October 13, 2026, to regain compliance.

Reverse Stock Split (March 2026)

On March 25, 2026, we filed a certificate of change with the Secretary of State of Nevada to effectuate a reverse split of our common stock at a ratio of 1-for-5, and our authorized common stock was proportionately reduced to 50,000,000 shares from 250,000,000 shares. The reverse stock split took effect on March 27, 2026. All share information included in this Form 10-K has been reflected as if the reverse stock split occurred as of the earliest period presented.

Closing of Family Beginnings Acquisition

On February 18, 2026, we completed the acquisition of Family Beginnings P.C., a fertility clinic located in Indianapolis, Indiana. The transaction was executed through our wholly owned subsidiary Wood Violet. The total purchase price was approximately $760,000, consisting of $360,000 in cash (net of a holdback) and $400,000 in Series D Preferred Stock.

As part of the acquisition structure, we acquired the clinic’s non-medical business assets through Wood Violet, while the clinic’s medical assets were acquired by Fertility, P.A., which entered into a long-term Management Services Agreement with Wood Violet. Under this agreement, Wood Violet will provide management, administrative, laboratory, and operational support services to the clinic for an initial 10-year term, renewable for additional five-year periods.

In connection with the acquisition, we also entered into a lease for approximately 4,387 square feet of clinic and office space in Indianapolis, effective March 1, 2026, with an initial term through July 31, 2033.

Founded more than a decade ago, Family Beginnings has built a strong reputation for delivering comprehensive fertility services with a highly personalized, patient-first approach. The clinic offers a full suite of reproductive services, including in vitro fertilization, intravaginal culture (as an early adopter of our INVOcell solution), ovulation induction, intrauterine insemination, fertility preservation, and diagnostic testing, supported by an experienced clinical and embryology team. The acquisition expands INVO’s clinical footprint and is expected to support continued growth of our fertility services platform.

Warrant Inducement (January 2026)

On January 28, 2026, we entered into the January 2026 Inducement Letter Agreement with an institutional investor and the Holder of the Common Warrants.

The issuance of the shares of common stock upon exercise of such the Common Warrants was registered pursuant to a registration statement on Form S-1 (File No. 333-292206), which was declared effective by the SEC on December 29, 2025.

Pursuant to the January 2026 Inducement Letter Agreement, the Holder agreed to exercise the Common Warrants for cash at the exercise price of $7.95 per share in consideration for our agreement to issue new unregistered warrants to purchase up to an aggregate of 1,893,492 shares of common stock at an exercise price of $7.95 per share. Such new warrants will become exercisable upon receipt of such approval as may be required by the applicable rules and regulations of the Nasdaq Capital Market (or any successor entity) from the stockholders of INVO with respect to issuance of all of such new warrants and the shares of common stock upon the exercise thereof and have a term of five and one-half years from the date stockholder approval is obtained.

We registered the resale of the shares underlying such new warrants pursuant to a registration statement on Form S-1 (File No. 333-293135), which was declared effective by the SEC on February 12, 2026, and we agreed to observe customary limitations on additional issuances of common stock and variable-rate financing arrangements for a limited period following the warrant inducement transaction.

The aggregate gross proceeds to us from the exercise of such existing warrants was approximately $7.5 million, before deducting offering expenses payable by us.

Maxim acted as our financial advisor in connection with the inducement transaction.

Increase in Authorized Common Stock (Jan 2026)

On January 22, 2026, our stockholders approved an amendment to our Amended and Restated Articles of Incorporation to increase our number of authorized shares of common stock from 6,250,000 to 250,000,000 and we filed a Certificate of Amendment to our Articles of Incorporation to increase our authorized shares of common stock for the same.

Private Placement (December 2025)

On December 2, 2025, we entered into a securities purchase agreement with an institutional investor for a private placement of approximately $4 million in securities, comprised of 47,000 shares of common stock, pre-funded warrants, and common warrants (the “Armistice Warrants”). The Common Warrants became exercisable on January 22, 2026 upon receipt of such approval as required by the applicable rules and regulations of the Nasdaq Capital Market (or any successor entity) from the stockholders of INVO with respect to issuance of all of such new warrants and the shares of common stock upon the exercise thereof, expired five years thereafter, and carried an exercise price of $8.45 per share. The Pre-Funded Warrants were immediately exercisable at $0.0005 per share until exercised in full.

In connection with the foregoing private placement, we entered into a placement agency agreement with Maxim on a reasonable best efforts basis, pursuant to which we agreed to pay the Placement Agent a fee equal to 8.0% of gross proceeds, warrants to purchase 23,669 shares of Common Stock at $10.5625 per share, and reimbursement of expenses up to $50,000.

Net proceeds from the private placement are being used to support our growth and liquidity needs, including funding a portion of the Family Beginnings P.C. acquisition, paying certain outstanding debt obligations, and providing additional working capital.

Reverse Stock Split (Nov 2025)

On November 26, 2025, we filed a certificate of change with the Secretary of State of Nevada to effectuate a reverse split of our common stock at a ratio of 1-for-8, and our authorized common stock was proportionately reduced to 6,250,000 shares from 50,000,000 shares. The reverse stock split took effect on November 28, 2025. All share information included in this Form 10-K has been reflected as if the reverse stock split occurred as of the earliest period presented.

Pritts Litigation and Binding Settlement Term Sheet

On May 7, 2025, Dr. Pritts and Pritts Trust filed a complaint in the Circuit Court of the State of Wisconsin, Dane County, against us and our subsidiaries INVO CTR, Wisconsin Fertility and Reproductive Surgery Associates, S.C., and Wood Violet. Dr. Pritts and the Pritts Trust have asserted causes of action arising out of the WFI Documents for breach of contract, breach of the implied covenant of good faith and fair dealing, tortious interference with contract (or, in the alternative, veil piercing), and unjust enrichment.

On May 14, 2025, INVO, Dr. Pritts, the Pritts Trust, and certain of their respective affiliates entered into the Term Sheet to settle all disputes between the parties pursuant to the Terms. The parties agreed to cooperate in good faith to prepare and enter into the Settlement Agreement based on the terms set forth in the Term Sheet; provided, however, that unless and until the Settlement Agreement is executed, the Terms are binding on the parties. Under the Terms, Wood Violet agreed to pay Dr. Pritts $6,000,000 in full and final settlement and satisfaction of all obligations to Dr. Pritts and her affiliates under the WFI Documents, of which $525,000 was paid concurrently with the execution of the Term Sheet, and the remainder of which is payable as follows: $475,000 due June 30, 2025, $750,000 due September 30, 2025, $750,000 due December 31, 2025, $1,000,000 due March 31, 2026, $2,000,000 due June 30, 2026, and $500,000 due December 31, 2026. INVO shall provide Wood Violet with use of 25% of all gross funding proceeds above $2,000,000 raised within any six-month period to accelerate the payment of scheduled settlement payments in chronological order. The parties will enter into a consent judgment to resolve the complaint that would come into effect upon any breach of the Settlement Agreement. The parties agreed to settle all disputes, including those related to employment, acquisition, tax, and related matters, the termination of all employment, consulting, and similar agreements with Dr Pritts, and other customary terms, including, without limitation, indemnification and release of claims. On September 30, 2025 we executed the Settlement Agreement.

FNL Financing Transactions

On October 11, 2024, we issued the Debenture to FNL. We became a party to the Securities Purchase Agreement, pursuant to the Joinder Agreement. FNL was entitled to convert any portion of the outstanding principal and accrued interest into shares of our common stock at a conversion price of $1,339.992 per share, subject to adjustment, following stockholder approval, provided that conversion could not result in FNL beneficially owning more than 4.99% of our outstanding common stock. Commencing March 14, 2025, we were required to redeem $437,127.24 of principal, plus accrued interest, on the 14th of each month until maturity.

Effective May 23, 2025, we entered into the May 2025 Amendment and Exchange Agreement, pursuant to which the parties agreed to (a) exchange outstanding shares of Series C-1 Preferred held by FNL for shares of Series C-2 Preferred, (b) amend the Series C-2 Certificate of Designation pursuant to the Certificate of Amendment to the Series C-2 Certificate of Designation, (c) exchange the Debenture for the Amended and Restated Debenture, and (d) amend the Securities Purchase Agreement to grant FNL the Additional Investment Right, exercisable at any time and from time to time beginning on or after May 23, 2025, to purchase up to $10,000,000 of aggregate stated value of AIR Preferred Shares, exercisable in minimum amounts of $500,000. The AIR Preferred Shares carry the same terms as the Series C-2 Preferred then outstanding, except that the conversion price upon issuance is deemed to be the lowest of (i) the conversion price then in effect, and (ii) the greater of (x) the Floor Price (as defined in the Certificate of Amendment to the Series C-2 Certificate of Designation) and (y) 85% of the arithmetic average of the three lowest VWAPs during the ten trading days prior to exercise. In consideration of the foregoing, we issued 1,029 additional shares of Series C-2 Preferred to FNL.

On June 30, 2025, we entered into an Amendment to the Securities Purchase Agreement (the “June 2025 Amendment”) with FNL to permit FNL to elect, when exercising its Additional Investment Right, to either purchase AIR Preferred Shares for cash (an “AIR Purchase”) or exchange them for all or a portion of the Amended and Restated Debenture, with the aggregate stated value of AIR Preferred Shares received in such exchange equal to the principal amount so exchanged plus accrued and unpaid interest thereon (an “AIR Exchange”). The Amendment also reduced the minimum exercise amount to $200,000. On the same date, we entered into the AIR Exercise and Reload Agreement, pursuant to which FNL exercised its Additional Investment Right to acquire 1,800 shares of Series C-2 Preferred with an aggregate stated value of $1,800,000 in exchange for $1,800,000 of principal, plus accrued and unpaid interest, under the Amended and Restated Debenture. In consideration thereof, we issued 630 additional shares of Series C-2 Preferred to FNL.

Effective August 21, 2025, we entered into the August 2025 Amendment and Exchange Agreement, pursuant to which the parties exchanged the Amended and Restated Debenture for the Second Amended and Restated Debenture, and removed the monthly redemption provisions. In connection therewith, the parties agreed to reduce the outstanding principal by $1,300,000 in exchange for AIR Preferred Shares with an aggregate stated value of $1,300,000, and we issued 325 additional shares of Series C-2 Preferred to FNL.

Effective September 29, 2025, we entered into the September 2025 Exchange Agreement, pursuant to which FNL exchanged the Second Amended and Restated Debenture for 467 shares of Series C-2 Preferred with an aggregate stated value of $1,334,000. As a result, the Second Amended and Restated Debenture was paid in full and fully extinguished.

In addition to the exchanges of outstanding debenture principal, during 2025, FNL exercised the AIR for $2,850,000 in aggregate cash consideration, for which we issued 2,850 shares of Series C-2 Preferred. As January 31, 2026, all outstanding shares of Series C-2 Preferred have been converted into shares of our common stock, and all dividends owed under the Series C-2 Preferred have been settled in full.

Decathlon Amendment

On September 29, 2023, we, our CEO, Steven Shum as a Key Person (as defined in the Loan Agreement defined below), and the our wholly-owned subsidiaries Bio X Cell, Inc, INVO Centers LLC, Wood Violet, Fertility Labs of Wisconsin LLC and Orange Blossom Fertility LLC as guarantors (the “Guarantors”), entered into the Loan Agreement with the Lender under which the Lender advanced a gross amount of $1,500,000.00 to us.

On September 24, 2024, we, the Lender, Steven Shum and the Guarantors entered into the First Amendment to the Loan Agreement, pursuant to which (i) the Lender approved that certain Standard Merchant Cash Advance Agreement, dated September 25, 2024 between us and Cedar Advance LLC, and (ii) we agreed to increase the Minimum Interest multiples set forth therein by 0.15 effective as of December 1, 2024, if we did not receive equity investment of at least $1,000,000 by November 30, 2024.

On October 11, 2024, we, the Lender, Steven Shum and the Guarantors entered into the Second Amendment to the Loan Agreement, pursuant to which we agreed, among other things, to pay down its loan by at least $500,000 and increase its monthly payments by up to $30,000 if we close a private offering of its securities. We also agreed to retain an investment banker to pursue a financing or a sale if it fails to meet certain liquidity covenants.

On August 13, 2025, we, the Lender, Steven Shum and the Guarantors entered into the Third Amendment to the Loan Agreement, pursuant to which (a) the Lender consented to the change of our name to INVO Fertility, Inc., (b) the Lender waived the event of default that would result from the entry of judgment pursuant to the Term Sheet with Dr. Pritts and the Pritts Trust, (c) the parties agreed to an adjusted repayment schedule whereby the monthly payment under the Loan Agreement increased by $20,000, and (d) we agreed to reimburse the Lender for approximately $17,500 in fees and expenses incurred in connection with the Third Amendment to the Loan Agreement.

On September 22, 2025, we, the Lender, Steven Shum, and the Guarantors entered into the Restated Third Amendment to the Loan Agreement, pursuant to which and in addition to amendments set forth in the Third Amendment, since we did not raise the above stated $1 million by November 30, 2024 as required under the Loan Agreement, the Loan Agreement was amended to reflect an increase of 0.15 to the Minimum Interest multiples set forth in the Loan Agreement.

Side Letter Agreement

Effective as of August 21, 2025, we entered into the Side Letter Agreement pursuant to which, among other things, the parties agreed to extend the deadline by which we must file a registration statement with the SEC for the resale of shares of our common stock (i) issuable upon conversion of the Second Amended and Restated Debenture, (ii) issuable upon conversion of shares of our Series C-2 Preferred Stock held by FNL, and (iii) issuable upon exercise of warrants held by FNL, to August 29, 2025. The parties further agreed to extend the deadline by which such registration statement must be declared effective by the SEC to the earlier of the (A) September 30, 2025 (or, in the event of a “full review” by the SEC, October 31, 2025) and (B) the 2nd business day after the date the Company is notified (orally or in writing, whichever is earlier) by the SEC that such registration statement will not be reviewed or will not be subject to further review.

Increase in Authorized Common Stock (July 2025)

On July 23, 2025, our stockholders approved an amendment to our Amended and Restated Articles of Incorporation to increase our number of authorized shares of common stock from 1,388,888 to 50,000,000 and we filed a Certificate of Amendment to our Articles of Incorporation to increase our authorized shares of common stock for the same.

Reverse Stock Split (July 2025)

On July 18, 2025, we filed a certificate of change with the Secretary of State of Nevada to effectuate a reverse split of our common stock at a ratio of 1-for-3, and our authorized common stock was proportionately reduced to 1,388,888 shares from 4,166,667 shares. The reverse stock split took effect on July 21, 2025. All share information included in this Form 10-K has been reflected as if the reverse stock split occurred as of the earliest period presented.

Series C-2 Preferred Amendments

On May 23, 2025, the Company filed a Certificate of Amendment that, among other changes, allows holders of Series C-2 Preferred to receive dividends payable in additional shares of Series C-2 Preferred, subject to specified equity-related conditions. The amendment also updated the mechanics for adjusting the conversion price of the Series C-2 Preferred in connection with any future issuances of AIR Preferred Shares.

On June 27, 2025, the Company filed a second amendment to the Series C-2 Certificate of Designation, which restated the rights and preferences of the Series C-2 Preferred and authorized 20,000 shares with a stated value of $1,000 per share. This amendment also removed certain redemption features, including the “Bankruptcy Triggering Event” and “Change of Control” redemption rights, as defined therein.

NTI Divesture

On October 11, 2024, we acquired NAYA Therapeutics, Inc. with the intent to expand beyond fertility into a broader healthcare portfolio combining our commercial-stage fertility business with a clinical-stage oncology and autoimmune technology business. Following insufficient stockholder support for key elements of the transaction at a March 2025 stockholder meeting, and upon advice of counsel, our proxy solicitation firm, and general stakeholder feedback, we elected to re-focus exclusively on our fertility business.

Effective June 2, 2025, we divested a majority stake in NAYA Therapeutics, Inc. by redeeming all outstanding shares of Series C-1 Preferred at a redemption price of 113.8558 shares of NAYA Therapeutics Class A Common Stock per share of Series C-1 Preferred redeemed. We retained 6,300 shares of Series A Preferred Stock of NAYA Therapeutics, representing 19.9% of outstanding common stock on an as-converted basis, and hold a secured convertible promissory note issued by NAYA Therapeutics on May 28, 2025 in the principal amount of $4,803,175.

Series C-1 Preferred Amendment

On May 28, 2025, we filed with the Nevada Secretary of State a certificate of amendment to the Series C-1 Certificate of Designation pursuant to which, we are entitled to redeem at our option at any time or from time to time upon not less than 2 calendar days written notice to the holders prior to the date fixed for redemption thereof, at a redemption price of 113.8558 shares of Class A Common Stock of NTI for each share of Series C-1 Preferred being redeemed.

Warrant Inducement (April 2025)

On April 30, 2025, we entered into the April 2025 Inducement Letter Agreement with an institutional investor and existing holder of certain existing warrants to purchase up to 3,882 shares of our common stock. Such existing warrants were originally issued on January 14, 2025, with an exercise price of $1,008.00 per share.

The issuance of the shares of common stock upon exercise of such existing warrants was registered pursuant to a registration statement on Form S-3 (File No. 333-283872), which was declared effective by the SEC on January 14, 2025.

Pursuant to the April 2025 Inducement Letter Agreement, FNL agreed to exercise such existing warrants for cash at the exercise price of $193.20 per share in consideration for our agreement to issue new unregistered warrants to purchase up to an aggregate of 5,823 shares of common stock at an exercise price of $193.20 per share (“FNL Inducement Warrants”). Such new warrants would become exercisable upon receipt of such approval as may be required by the applicable rules and regulations of the Nasdaq Capital Market (or any successor entity) from the stockholders of INVO with respect to issuance of all of such new warrants and the shares of common stock upon the exercise thereof and have a term of five years from the date stockholder approval would be obtained. We received stockholder approval for the issuance of shares of common stock upon exercise of such new warrants on July 23, 2025.

The aggregate gross proceeds to us from the exercise of such existing warrants was approximately $750,000, before deducting offering expenses payable by us.

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

Reverse Stock Split (March 2025)

On February 24, 2025, we filed a certificate of change with the Secretary of State of Nevada to effectuate a reverse split of our common stock at a ratio of 1-for-12, and our authorized common stock was proportionately reduced to 4,166,667 shares from 50,000,000 shares. The reverse stock split took effect on March 18, 2025. All share information included in this Form 10-K has been reflected as if the reverse stock split occurred as of the earliest period presented.

Public Offering

On January 14, 2025, we consummated the January 2025 Offering of 9,455 units (“Units”), each consisting of either one share of common stock, or one January 2025 PFWs in lieu thereof, and one January 2025 Warrant. The January 2025 Warrants are exercisable from and after the date of their issuance and expire on the five-year anniversary of such date, at an exercise price of $1,008.00 per share of common stock. Each January 2025 PFW is immediately exercisable at an exercise price of $0.144 per share and may be exercised at any time until all of the January 2025 PFWs are exercised in full. In connection with the January 2025 Offering, we entered into the January 2025 SPA with certain institutional investors who purchased Units in this January 2025 Offering.

The securities issued in the January 2025 Offering were offered pursuant to our registration statement on Form S-1, as amended (File No. 333-283872), initially filed by us with the SEC, on December 17, 2024 and declared effective on January 13, 2025.

We closed the January 2025 Offering on January 14, 2025, raising gross proceeds of approximately $9.5 million before deducting placement agent fees and other offering expenses payable.

Also in connection with the January 2025 Offering, on January 13, 2025, we entered into the January 2025 PAA with Maxim, pursuant to which (i) Maxim agreed to act as lead placement agent on a “best efforts” basis in connection with the January 2025 Offering, and (ii) we agreed to pay Maxim an aggregate fee equal to 6.5% of the gross proceeds raised in the January 2025 Offering (or 5.0% in the case of certain investors) and the Maxim January 2025 Warrants. The Maxim January 2025 Warrants are exercisable at any time after the six-month anniversary of the closing date, from time to time, in whole or in part, until five (5) years from the commencement of sales of the securities in the January 2025 Offering. Additionally, we reimbursed Maxim for certain expenses and legal fees up to $90,000.

In connection with the January 2025 Offering, on January 13, 2025, we entered into a Class C-2 Preferred Stock Redemption Agreement with FNL, pursuant to which we agreed to purchase and acquire from FNL 4,000 shares of our C-2 Preferred Stock for $4,000,000. Accrued dividends, plus any other accrued payments under the Certificate of Designations for the C-2 Preferred Stock, remained outstanding.

Results of Operations

During fiscal 2025, we worked to stabilize and build the business, strengthen the balance sheet and seek out additional acquisition opportunities. We successfully advanced these key goals, with substantial progress in the early part of 2026. We now have a robust pipeline of acquisitions opportunities and recently closed on the acquisition of Family Beginnings in Indiana (see Recent Developments for additional information on this acquisition).

Looking ahead, we expect our fertility operations to expand further, both through organic growth of our existing clinics and through the acquisition of additional, profitable fertility clinics. Our active pursuit of additional acquisitions is aimed at accelerating our growth, building scale in our operations, and driving our overall business to cash flow break even and beyond to profitability.

Although we anticipate our clinic operations will dominate our commercial efforts and revenue, we also will continue to work on growing INVOcell, both within our own clinics as well as to third party fertility clinics. We also intend to seek out additional, innovative technologies that we can utilize to benefit patients and enhance our clinic operations.

From a macro perspective, we believe we will benefit from the ongoing growth in the ART market, which continues to experience positive trends, including (1) an under-served patient population, (2) increasing infertility rates around the world, (3) growing awareness and education of fertility treatment options, (4) a growing acceptance of fertility treatment, (5) improvements in procedure techniques and hence improvements in pregnancy success rates, (6) generally improving insurance (private and public) reimbursement trends, and (7) an administration that supports increased access to fertility treatments.

As previously described, we completed the acquisition of NAYA Therapeutics in October of 2024. The original goal behind this transaction was to expand our business activities beyond fertility and to create a healthcare portfolio company initially focused on a commercial-stage fertility business combined with a unique clinical-stage oncology and autoimmune technology business.

In April 2025, not having received sufficient shareholder support for key elements of the NAYA Therapeutics acquisition, upon advice of counsel as well as general feedback from stakeholders, we elected to re-focus exclusively on our fertility business. As such, we changed our name and ticker symbol to “INVO Fertility, Inc.” and “IVF”, respectively, and, in May 2025, divested a majority interest in NAYA Therapeutics.

We remain enthusiastic about NAYA Therapeutics’ prospects and will retain a minority stake, which we hope to monetize in the future through value appreciation that could be generated from the clinical development of its bifunctional antibodies.

We believe that our renewed focus on our core fertility operations best serves our growth objectives.

Comparison of the years ended December 31, 2025 and 2024

Revenues

Revenue for the years ended December 31, 2025 and 2024 was $6.8 million and $6.5 million, respectively. Of the $6.8 million in revenue for 2025, $6.7 million was related to clinic revenue from the consolidated Georgia JV and WFI. The increase of approximately $0.3 million, or approximately 5%, was primarily related to increased clinical revenue.

Cost of Services

Cost of services for the years ended December 31, 2025 and 2024 was $4.3 million and $3.6 million, respectively. The increase in our cost of services was primarily related to an increase in clinical personnel expenses.

Cost of Goods Sold

Cost of goods sold for the years ended December 31, 2025 and 2024 was $31 thousand and $12 thousand, respectively. The increase in our cost of goods sold was primarily related to an increase in product revenue.

Selling, General, and Administrative Expenses

Selling, general and administrative expenses for the years ended December 31, 2025 and 2024 were $7.7 million and $8.1 million, respectively, of which $1.5 million and $1.6 million, respectively, was for non-cash, stock-based compensation expense. The decrease of $0.4 million or 5% was primarily the result of decreased corporate personnel expenses.

Impairment of Intangible Assets

Impairment of intangible assets for the years ended December 31, 2025 and 2024 were $1.4 million and $0, respectively. We recognized an impairment of $1,397,353 in our Clinic Services segment on the noncompetition agreement as we agreed to release Dr. Pritts from her noncompetition agreement as part of a settlement and binding term sheet entered into with Dr. Pritts on May 14, 2025. See Pritts Litigation and Binding Settlement Term Sheet in Recent Developments for additional information on the settlement and binding term sheet.

Gain on Changes in Fair Value

Gain on changes in fair value for the years ended December 31, 2025 and 2024 were $5.2 million and $0, respectively. We recognized gain of $0.2 million related to the change in fair value of the NAYA Note Receivable from the time of issuance to December 31, 2025, a gain of $3.8 million related to the change in the fair value of the FNL Inducement Warrants and the Armistice Warrants, and a gain of $1.1 million related to the change in fair value of the embedded derivative in the FNL Debenture.

Loss From Debt Extinguishment

Loss from debt extinguishment for the years ended December 31, 2025 and 2024, was $2.1 million and $0.04 million, respectively. The increase of approximately $1.8 million was primarily non-cash equity issued in conjunction with the convertible debentures issued to FNL and updated JAG Notes (as defined in the financial statements contained herein).

Gain on Settlement of Liability

Gain on settlement of liability for the years ended December 31, 2025 and 2024 was $0.9 million and $0, respectively. We recognized a gain of $0.9 million as part of a settlement and binding term sheet entered into with Dr. Pritts on May 14, 2025. See Pritts Litigation and Binding Settlement Term Sheet in Recent Developments for additional information on the settlement and binding term sheet.

Interest Expense and Financing Fees

Interest expense and financing fees for the years ended December 31, 2025 and 2024 were $1.3 million and $1.0 million, respectively. The increase of approximately $0.3 million, or approximately 26%, was primarily non-cash and due to the debt discount on the FNL Debenture.

Income Taxes

As of December 31, 2025, we had unused federal net operating loss carryforwards (“NOLs”) of $43.5 million. These losses expire in various amounts at varying times beginning in 2029 with a portion carrying on indefinitely. Unless expiration occurs, these NOLs may be used to offset future taxable income and thereby reduce our income taxes.

We recorded a valuation allowance against our deferred tax assets at December 31, 2025 and 2024 totaling $12.5 million and $8.9 million, respectively.

Discontinued Operations

Loss from discontinued operations, inclusive of the loss on disposition, for the years ended December 31, 2025 and 2024 was $18.0 million and $0, respectively. The loss from discontinued operations was from the divesture of NTI which was completed on May 2, 2025.

Liquidity and Capital Resources

For the years ending December 31, 2025, and 2024, we had net losses from continuing operations of approximately $5.3 million and $7.7 million, respectively. We had negative working capital of approximately $7.4 million as of December 31, 2025, compared to negative working capital of approximately $12.2 million as of December 31, 2024. As of December 31, 2025, we had stockholder’s equity of approximately $7.3 million compared to stockholder’s equity of approximately $12.6 million as of December 31, 2024. Cash used in operations for the year ending December 31, 2025 was approximately $7.0 million, compared to approximately $3.0 million for the year ending December 31, 2024.

We have been dependent on raising capital through debt and equity financing to secure the cash required to fund our operating expenses and investing activities. During 2025, we received net proceeds of approximately $2.9 million from the sale of preferred stock, net proceeds of approximately $1.1 million from the exercise of warrants, and net proceeds of approximately $12.4 million for the sale of our common stock, of which $4 million was used to redeem preferred stock. During 2024, we received proceeds of approximately $1.3 million from notes, net proceeds of approximately $1.6 million from the sale of preferred stock, net proceeds of approximately $0.9 million from the exercise of warrants, and net proceeds of approximately $0.2 million for the sale of our common stock. In January 2026 we raised an additional $7.5 million from the exercise of warrants in a warrant inducement.

Over the next 12 months, our plan includes growing our clinic revenue organically and pursuing additional profitable fertility clinic acquisitions. Until we can generate a sufficient amount of cash from operations, we will need to raise additional funding to meet our liquidity needs and to execute our business strategy. As in the past, we will seek debt and/or equity financing, which may not be available on reasonable terms, if at all.

These factors, among others, raise substantial doubt about our ability to continue as a going concern. If we are unable to raise additional funding to meet our working capital needs in the future, we will be forced to delay or reduce the scope of our growth and acquisition plans and/or limit or cease our operations. If we cannot continue as a going concern, our stockholders would likely lose most or all of their investment in INVO. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cash Flows

The following table shows a summary of our cash flows for the year ended December 31:

	2025	2024
Cash (used in) provided by:
Operating activities	(7,014,485)	(2,974,400)
Investing activities	(2,745,481)	363,895
Financing activities	11,096,412	3,119,477

Cash Flows from Operating Activities

As of December 31, 2025, we had approximately $2.1 million in cash compared to approximately $0.6 million as of December 31, 2024. Net cash used in operating activities in 2025 was approximately $7.0 million, compared to approximately $3.0 million for the same period in 2024. The increase in net cash used in operations was primarily due to an increase in net loss and a decrease in accounts payable.

Cash Flows from Investing Activities

During the year ended December 31, 2025, cash used in investing activities of approximately $2.7 million was primarily related to payments due on the WFI acquisition. During the year ended December 31, 2024, cash provided by investing activities of approximately $0.4 million was primarily related to the cash acquired in the NAYA Therapeutics acquisition.

Cash Flows from Financing Activities

During the year ended December 31, 2025, cash provided by financing activities of approximately $11.1 million was related to proceeds from the sale of common stock, the sale of preferred stock, and warrant exercises. During the year ended December 31, 2024, cash provided by financing activities of approximately $3.1 million was related to proceeds from notes payable, the sale of preferred stock, and proceeds from warrant exercises.

Financing Activities

Public Offering (Jan 2025)

On January 14, 2025, we consummated the January 2025 Offering of 9,455 units, each consisting of either one share of common stock or one January 2025 Pre-Funded Warrant in lieu thereof, and one January 2025 Warrant, raising gross proceeds of approximately $9.5 million before deducting placement agent fees and other offering expenses. The January 2025 Warrants are exercisable immediately upon issuance, expire five years from issuance, and carry an exercise price of $1,008.00 per unit.

Warrant Inducement (April 2025)

On April 30, 2025, we entered into the April 2025 Inducement Letter Agreement with an institutional investor and existing holder of warrants to purchase up to 3,882 shares of common stock, originally issued January 14, 2025 at an exercise price of $1,008.00 per share. Pursuant to the agreement, the investor agreed to exercise such warrants for cash at a reduced exercise price of $193.20 per share in consideration for our issuance of new unregistered warrants to purchase up to 5,823 shares of common stock at an exercise price of $193.20 per share, with a five-year term commencing upon stockholder approval. We received stockholder approval on July 23, 2025. Aggregate gross proceeds from the warrant exercise were approximately $750,000, before deducting offering expenses.

FNL Amendment and Exchange Agreements & Additional Investment Right

On October 11, 2024, we issued the Debenture to FNL pursuant to the Joinder Agreement, entitling FNL to convert outstanding principal and accrued interest into common stock at $1,339.992 per share, subject to adjustment and stockholder approval, provided that conversion could not result in FNL beneficially owning more than 4.99% of our outstanding common stock. Commencing March 14, 2025, we were required to redeem $437,127.24 of principal plus accrued interest on the 14th of each month until maturity.

Through a series of amendments and exchange agreements entered into between May and September 2025, we restructured and ultimately extinguished the Debenture. These transactions included exchanging the Debenture for the Amended and Restated Debenture, subsequently for the Second Amended and Restated Debenture with principal reduced to $1,751,344 and monthly redemption provisions removed, and ultimately exchanging the remaining outstanding principal for shares of Series C-2 Preferred. In connection with these transactions, we also granted FNL the Additional Investment Right to purchase up to $10,000,000 of AIR Preferred Shares. During 2025, FNL exercised the AIR for $2,850,000 in aggregate cash consideration, for which we issued 2,850 shares of Series C-2 Preferred. As a result of these transactions, the Second Amended and Restated Debenture was paid in full and fully extinguished.

As of January 31, 2026, all outstanding shares of Series C-2 Preferred have been converted into shares of our common stock and all dividends owed thereunder have been settled in full.

Private Placement (Dec 2025)

On December 2, 2025, we completed a private placement with an institutional investor, raising approximately $4.0 million in gross proceeds. The financing included the issuance of 47,000 shares of common stock, pre-funded warrants to purchase 426,373 shares, and common stock warrants to purchase 946,746 shares at an exercise price of $8.45 per share, exercisable upon receipt of stockholder approval.

Warrant Inducement (Jan 2026)

On January 28, 2026, we entered into the January 2026 Inducement Letter Agreement with an institutional investor and the Holder of the Common Warrants.

Pursuant to the January 2026 Inducement Letter Agreement, the Holder agreed to exercise the Common Warrants for cash at the exercise price of $7.95 per share in consideration for our agreement to issue new unregistered warrants to purchase up to an aggregate of 1,893,492 shares of common stock at an exercise price of $7.95 per share. Such new warrants will become exercisable upon receipt of such approval as may be required by the applicable rules and regulations of the Nasdaq Capital Market (or any successor entity) from the stockholders of INVO with respect to issuance of all of such new warrants and the shares of common stock upon the exercise thereof and have a term of five and one-half years from the date stockholder approval is obtained.

The aggregate gross proceeds to us from the exercise of such existing warrants was approximately $7.5 million, before deducting offering expenses payable by us.

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

Variable Interest Entities

The Company’s consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, and variable interest entities (“VIE”), where the Company is the primary beneficiary under the provisions of ASC 810, Consolidation (“ASC 810”). A VIE must be consolidated by its primary beneficiary when, along with its affiliates and agents, the primary beneficiary has both: (i) the power to direct the activities that most significantly impact the VIE’s economic performance; and (ii) the obligation to absorb losses or the right to receive the benefits of the VIE that could potentially be significant to the VIE. The Company reconsiders whether an entity is still a VIE only upon certain triggering events and continually assesses its consolidated VIEs to determine if it continues to be the primary beneficiary. See “Note 4 – Variable Interest Entities” for additional information on the Company’s VIEs.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash, accounts receivable, accounts payable, notes payable, convertible preferred stock, and warrants. The carrying value of cash, accounts receivable, accounts payable and notes payable, as reflected in the balance sheets, approximate fair value because of the short-term maturity of these instruments. The Company measures the fair value of its liability-classified warrants at the end of each reporting period using a Black-Scholes option pricing model, and changes in fair value are recognized in the consolidated statements of operations.

Derivatives

The Company reviews the conversion features of all liability and equity instruments based on the requirements of ASC 815, “Derivatives and Hedging” to determine if the conversion feature represents an embedded derivative. The Company determined certain warrants issued during the fiscal year ending December 31, 2025 that were classified as derivative intstrument, see Note 15 – Unit Purchase Options and Warrants for additional information.

Recent Accounting Pronouncements

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

To the Board of Directors and Shareholders

INVO Fertility, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of INVO Fertility, Inc. (the “Company”) as of December 31, 2025, and the related consolidated statements of operations, of Stockholders’ Equity and Mezzanine Equity, and of cash flows for year ended December 31, 2025, and the related notes to the consolidated financial statements (collectively referred to as the “consolidated financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We also have audited the adjustments described in Note 1 that were applied to the recast of the December 31, 2024 consolidated balance sheet, consolidated statement of operations, and cash flows in relation to discontinued operations. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the 2024 consolidated financial statements of the Company, other than with respect to the adjustment and, accordingly, we do not express an opinion or any other form of assurance on the 2024 consolidated financial statements taken as a whole.

Substantial Doubt Regarding Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As noted in Note 3 to the consolidated financial statements, the Company has suffered recurring losses and negative cash flows from operations. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also included in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

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

Critical Audit Matter Description and How it Was Addressed in the Audit

Accounting for Goodwill Valuation and Impairment – Refer to Note 9

Description of the matter

As reflected in the Company’s financial statements at December 31, 2025, the Company’s goodwill was approximately $5.9 million, which requires an annual impairment test. A qualitative assessment includes consideration of the economic, industry and market conditions in addition to the overall financial performance of the Company and these assets. If the qualitative assessment does not conclude that it is more likely than not that the estimated fair value of the reporting unit is greater than the carrying value, the Company performs a quantitative analysis. We identified the evaluation of the Company’s impairment test of goodwill as a critical audit matter due to significant management estimates and judgments inherently required in determining the fair value estimates. Due to these estimates relying heavily on management’s judgement about future performance and market conditions, evaluating the goodwill impairment analysis required significant auditor attention. Additionally, the audit effort involved the use of professionals with specialized skill and knowledge.

How We Addressed the Matter in Our Audit

Our audit procedures included comparing past forecasts to actual results, assessing whether the valuation model was appropriate, and testing the key assumptions such as revenue growth, margins, discount rates, and long-term growth rates. We also used our valuation specialists to assist in evaluating the reasonableness of the valuation inputs.

Accounting for Complex Equity Transactions – Refer to Note 11, Note 13 and Note 15

Description of the matter

The Company entered into several equity transactions during the year that included the issuance of convertible debentures and warrants with various terms and features. We identified the evaluation of the transactions as a critical audit matter due to the significant management estimates and judgements inherently required in determining the accounting treatment and valuation of these transactions. This, in turn, led to a high degree of auditor judgment, subjectivity, and effort in performing procedures to evaluate the reasonableness of management’s significant estimates and assumptions, several of which included the use of complex modeling in determining fair values of the equity instruments. Additionally, the audit effort involved the use of professionals with specialized skills and knowledge.

How We Addressed the Matter in Our Audit

Our audit procedures included reviewing the underlying agreements, assessing management’s analysis of the applicable accounting literature, and testing the inputs and assumptions used in the fair value calculations. We also involved our valuation specialists to assist in evaluating the model used in the fair value calculations of warrants and derivative liabilities.

Accounting for Variable Interest Entities – Refer to Note 5

Description of the matter

the Company has an investment in a joint venture that is a variable interest entity (“VIE”). Management concluded that the Company is not the primary beneficiary of the VIE and therefore did not consolidate the joint venture; instead, the Company accounts for the investment as a non-consolidated equity method investment. We identified the evaluation of the assessment as a critical audit matter due to the significant management judgements inherently required in determining the accounting treatment of the VIE. This, in turn, led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and research to evaluate the reasonableness of management’s significant interpretations, positions and assumptions, several of which included analysis of the VIE’s activities and purposes as written in the partnership agreement compared to its actual operating activities in practice. Additionally, the audit effort involved the use of professionals with specialized skills and knowledge.

How We Addressed the Matter in Our Audit

Our audit procedures included reviewing the underlying agreements and assessing management’s analysis of the applicable accounting literature. We also involved our technical accounting professionals to assist in evaluating the accounting treatment of the VIE and the reasonableness of management’s judgements.

Emphasis of Matter – Restatement of Unaudited Interim Consolidated Financial Statements

As discussed in Note 1 to the consolidated financial statements, the unaudited consolidated financial statements as of March 31, 2025 and for the three months ended March 31, 2025, as of June 30, 2025 and for the three and six months ended June 30, 2025 and as of September 30, 2025 and for the three and nine months ended September 30, 2025 have been restated to correct misstatements related to equity classifications, warrant classifications and settlement liabilities.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2025.

Irvine, CA

June 2, 2026

PCAOB ID Number 100

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of INVO Fertility, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of INVO Fertility, Inc. (former name: NAYA Biosciences, Inc. and INVO Bioscience, Inc.) (the Company) as of December 31, 2024, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2024, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, before the effects of the adjustments for the reclassification of discontinued operations as described in Note 1, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review or apply any procedures to the adjustments for the reclassification of discontinued operations as described in Note 1, and accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audit by WithumSmith+Brown, PC.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has suffered net losses from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are discussed in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

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

Goodwill and Intangible Assets

As discussed in Note 4 and 9 to the consolidated financial statements, the Company acquired intangible assets through business combinations in 2024 and 2023. At each reporting period, certain intangible assets are required to be assessed annually for impairment based on the facts and circumstances at that time. Auditing management’s evaluation of intangible assets can be a significant judgment given the fact that the Company uses management estimates on future revenues and expenses which are not easily able to be substantiated.

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

/s/ M&K CPAS, PLLC

M&K CPAS, PLLC

PCAOB ID: 2738

We served as the Company’s auditor from September 19, 2019 until September 5, 2025.

The Woodlands, TX

April 29, 2025

INVO FERTILITY, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2025	December 31, 2024
ASSETS
Current assets
Cash	$2,077,842	$619,520
Accounts receivable, net of allowances of $69,641 and $61,773 as of December 31, 2025 and 2024, respectively	217,263	113,108
Inventory	225,253	219,764
Prepaid expenses and other current assets	241,145	180,853
Current assets held for disposition	-	123,313
Total current assets	2,761,503	1,256,558
Property and equipment, net	386,165	466,684
Lease right of use	1,286,217	1,493,620
Intangible assets, net	1,325,145	3,275,931
Goodwill	5,878,986	5,878,986
Investment in NAYA Therapeutics	2,466,810	-
Note receivable – NAYA Therapeutics	5,029,770	-
Note receivable - HRCFG	1,085,528	1,220,528
Noncurrent assets held for disposition	-	32,484,707
Total assets	$20,220,124	$46,077,014

LIABILITIES, MEZZANINE EQUITY, AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$2,034,057	$3,113,660
Accrued compensation	285,946	713,483
Notes payable - current portion, net	1,054,664	5,173,293
Notes payable - related party, net	220,000	880,000
Deferred revenue	721,897	602,359
Lease liability, current portion	208,987	181,132
Additional payments for acquisition, current portion	3,925,000	2,500,000
Derivative liability	1,881,078	-
Other current liabilities	-	410,000
Current liabilities held for disposition	-	4,294,521
Total current liabilities	10,331,629	17,868,448
Lease liability, net of current portion	1,171,075	1,395,612
Liability for excess losses of equity method investee	448,474	479,768
Notes payable – net of current portion	744,725	1,128,713
Deferred tax liability	-	163,115
Additional payments for acquisition, net of current portion	300,000	5,000,000
Total liabilities	12,995,903	26,035,656

Mezzanine equity
Series C-2 Preferred Stock (mezzanine) $1,000.00 par value; 20,000 shares authorized; 3,004 and 8,576 issued and outstanding as of December 31, 2025 and 2024, respectively.	-	7,457,000

Stockholders’ equity
Series C-1 Preferred Stock, $1,000.00 par value; 30,375 shares authorized; 0 and 30,375 issued and outstanding as of December 31, 2025 and 2024, respectively.	-	30,375,000
Series C-2 Preferred Stock (equity) $1,000.00 par value; 20,000 shares authorized; 3,004 and 8,576 issued and outstanding as of December 31, 2025 and 2024, respectively.	2,406,359	-
Common Stock, $.0001 par value; 6,250,000 shares authorized; 477,366 and 3,111 issued and outstanding as of December 31, 2025 and 2024, respectively	239	37
Additional paid-in capital	96,187,026	49,537,054
Accumulated deficit	(91,369,403)	(67,327,733)
Total stockholders’ equity	7,224,221	12,584,358
Total liabilities, mezzanine, and stockholders’ equity	$20,220,124	$46,077,014

The accompanying notes are an integral part of these consolidated financial statements.

INVO FERTILITY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2025	2024
Revenue:
Clinic revenue	$6,721,057	$6,450,431
Product revenue	120,193	81,569
Total revenue	6,841,250	6,532,000
Operating expenses:
Cost of services	4,282,167	3,645,565
Cost of goods sold	30,571	12,201
Selling, general and administrative expenses	7,691,151	8,065,801
Research and development expenses	-	4,880
Impairment of intangible assets	1,397,353	-
Loss on disposal of fixed assets	-	511,663
Depreciation and amortization	677,364	919,603
Total operating expenses	14,078,606	13,159,713
Loss from operations	(7,237,356)	(6,627,713)
Other income (expense):
Gain from equity method joint ventures	31,294	9,045
Gain on changes in fair value	5,172,006	-
Gain on lease termination	-	94,551
Loss from debt extinguishment	(2,135,854)	(40,491)
Loss on issuance of warrants	(943,862)	-
Gain on settlement of liability (Note 18)	929,500	-
Interest expense	(1,302,074)	(1,035,143)
Total other income (expenses)	1,751,010	(972,038)
Net loss before income taxes	(5,486,346)	(7,599,751)
Provision (benefit) for income taxes	(150,371)	140,202
Net loss from continuing operations	(5,335,975)	(7,739,953)
Loss on disposal of NTI (Note 4)	(1,534,517)	-
Loss on discontinued operations of NTI (Note 4)	(16,452,562)	(1,519,000)
Net loss	(23,323,054)	(9,258,953)
Preferred stock dividends and deemed dividends	(1,807,170)	(250,635)
Net loss attributable to common shareholders	$(25,130,224)	$(9,509,588)
Net loss from continuing operations per common share:
Basic	$(45.57)	$(3,078.74)
Diluted	$(45.57)	$(3,078.74)
Net loss from discontinued operations per common share:
Basic	$(153.63)	$(604.21)
Diluted	$(153.63)	$(604.21)
Net loss per common share:
Basic	$(214.64)	$(3,782.65)
Diluted	$(214.64)	$(3,782.65)
Weighted average number of common shares outstanding:
Basic	117,083	2,514
Diluted	117,083	2,514

The accompanying notes are an integral part of these consolidated financial statements.

INVO FERTILITY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND MEZZANINE EQUITY

	Stockholders’ Equity											Mezzanine Equity
	Common Stock		Series A Preferred Stock		Series B Preferred Stock		Series C-1 Preferred Stock		Additional Paid-in	Accumulated		Series C-2 Preferred Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total	Shares	Amount
Balances, December 31, 2023	8,655	$1	-	$-	1,200,000	$6,000,000	-	$-	$52,710,969	$(57,818,145)	$892,825	-	$-
Common stock issued to directors and employees	-	-	-	-	-	-	-	-	153	-	153	-	-
Common stock issued to service providers	1,006	-	-	-	-	-	-	-	275,753	-	275,753	-	-
Stock issued for cash	904	-	-	-	-	-	-	-	165,131	-	165,131	-	-
Preferred stock issued	-	-	328,780	1,643,904	-	-	-	-	-	-	1,643,904	-	-
Stock options issued to directors and employees	-	-	-	-	-	-	-	-	342,728	-	342,728	-	-
Warrants issued with notes payable	-	-	-	-	-	-	-	-	188,755	-	188,755	-	-
Convertible note modification/extinguishment	-	-	-	-	-	-	-	-	40,491	-	40,491	-	-
Debt conversion	1,044	-	-	-	-	-	-	-	387,033	-	387,033	-	-
Warrants issued	-	-	-	-	-	-	-	-	971,012	-	971,012	-	-
Warrant exercise	2,803	-	-	-	-	-	-	-	900,611	-	900,611	-	-
Consideration for Legacy NAYA	1,140	-	(328,780)	(1,643,904)	(1,200,000)	(6,000,000)	30,375	30,375,000	(6,696,181)	-	16,034,915	8,576	7,457,000
NAYA debt conversion	-	-	-	-	-	-	-	-	-	-	-	-	-
Deemed dividend	-	-	-	-	-	-	-	-	250,635	(250,635)	-	-	-
Returned shares	(1)	-	-	-	-	-	-	-	-	-	-	-	-
Net loss attributable to INVO Fertility, Inc.	-	-	-	-	-	-	-	-	-	(9,258,953)	(9,258,953)	-	-
Balances, December 31, 2024	15,551	$1	-	$-	-	$-	30,375	$30,375,000	$49,537,090	$(67,327,733)	$12,584,358	8,576	$7,457,000

	Stockholders’ Equity													Mezzanine Equity
	Common Stock		Series A Preferred Stock		Series B Preferred Stock		Series C-1 Preferred Stock		Series C-2 Preferred Stock		Additional Paid-In	Accumulated		Series C-2 Preferred Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total	Shares	Amount
Balances, December 31, 2024	15,551	$1	-	$-	-	$-	30,375	$30,375,000	-	$-	$49,537,090	$(67,327,733)	$12,584,358	8,576	$7,457,000
Reclassification of Series C-2 Preferred stock from mezzanine equity	-	-	-	-	-	-	-	-	4,576	3,978,922	-	-	3,978,922	(4,576)	(3,978,922)
Preferred stock redemption	-	-	-	-	-	-	-	-	-		(521,922)	-	(521,922)	(4,000)	(3,478,078)
Common stock issued to service providers	65,617	6	-	-	-	-	-	-	1,097	1,097,000	216,936	-	1,313,942	-	-
Proceeds from the sale of common stock, net of fees and expenses	244,069	25	-	-	-	-	-	-	-	-	12,355,582	-	12,355,607	-	-
Warrant exercise - cashless	1,960	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Warrant exercise - pre-funded	38,210	4	-	-	-	-	-	-	-	-	971	-	975	-	-
Warrant exercise	40,910	4	-	-	-	-	-	-	-	-	1,109,625)	-	1,109,629	-	-
Stock options issued to directors and employees	-	-	-	-	-	-	-	-	-	-	178,729	-	178,729	-	-
Debt conversion	96,590	10	-	-	-	-	-	-	4,759	4,759,000	989,951	-	5,748,961	-	-
C-1 to C-2 exchange	-	-	-	-	-	-	(2,025)	(2,025,000)	3,213	3,213,000	(837,821)	-	350,179	-	-
Divesture of NAYA	-	-	-	-	-	-	(28,350)	(28,350,000)	-	-	24,368,110	-	(3,981,890)	-	-
Proceeds from the sale of preferred stock	-	-	-	-	-	-	-	-	2,850	2,850,000	-	-	2,850,000	-	-
Dividends on preferred stock	-	-	-	-	-	-	-	-	245	244,437	-	(718,616)	(474,179)	-	-
C-2 to common stock exchange	1,883,714	189	-	-	-	-	-	-	(13,736)	(13,736,000)	13,735,811	-	-	-	-
Fair value of warrants issued with notes payable	-	-	-	-	-	-	-	-	-	-	167,863	-	167,863	-	-
Changes in fair value of derivatives	-	-	-	-	-	-	-	-	-	-	(5,113,899)	-	(5,113,899)
Rounding for reverse split	205	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Net loss attributable to INVO Fertility, Inc.	-	-	-	-	-	-	-	-	-	-	-	(23,323,054)	(23,323,054)	-	-
Balances, December 31, 2025	2,386,826	$239	-	$-	-	$-	-	-	3,004	$2,406,359	$96,187,026	$(91,369,403)	$7,224,221	-	$-

The accompanying notes are an integral part of these consolidated financial statements.

INVO FERTILITY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2025	2024
Cash flows from operating activities:
Net loss attributable to INVO Fertility, Inc.	$(23,323,054)	$(9,258,953)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash stock compensation issued for services	1,290,482	1,246,765
Non-cash stock compensation issued to directors and/or employees	-	153
Fair value of stock options issued to employees	178,729	342,728
Non-cash compensation for services	135,000	180,000
Amortization of discount on notes payable	1,182,979	622,283
Impairment loss	16,042,422	-
Reserve on other assets	-	498,592
(Gain) Loss from equity method investment	(31,294)	(9,045)
Loss from debt extinguishment	2,135,854	40,491
Loss on disposal of fixed assets	-	511,663
Gain on lease termination	-	(94,551)
Loss on disposition	1,534,517	-
Loss on issuance of warrants	943,862	-
Gain on changes in fair value	(5,172,006)	-
Gain on settlement	(929,500)	-
Depreciation and amortization	677,364	919,603
Changes in assets and liabilities:
Accounts receivable	(104,155)	27,442
Inventory	(5,489)	44,743
Prepaid expenses and other current assets	(120,472)	(163,761)
Equity investments	-	4,534
Accounts payable and accrued expenses	(1,322,698)	1,350,675
Accrued compensation	(153,265)	274,665
Deferred revenue	119,538	193,590
Other current liabilities	(60,000)	-
Leasehold liability	10,721	(35,904)
Accrued interest	119,095	166,772
Deferred tax liabilities	(163,115)	163,115
Net cash used in operating activities	(7,014,485)	(2,974,400)
Cash used in investing activities:
Payments to acquire property, plant, and equipment	(43,412)	(183,703)
Proceeds from sale of fixed assets	-	75,590
Cash acquired in acquisition	-	472,008
Divesture of NTI	(6,569)	-
Payment for acquisitions	(2,695,500)	-
Net cash used in investing activities	(2,745,481)	363,895
Cash from financing activities:
Proceeds from notes payable	-	1,344,250
Proceeds from the sale of common stock, net of offering costs	12,355,607	165,131
Proceeds from the sale of preferred stock	2,850,000	1,643,904
Proceeds from warrant exercise	1,110,604	900,611
Preferred stock redemption	(4,000,000)	-
Principal payments on notes payable	(1,219,799)	(934,419)
Net cash provided by financing activities	11,096,412	3,119,477
Increase in cash and cash equivalents	1,336,446	508,972
Cash and cash equivalents at beginning of period	741,396	232,424
Cash and cash equivalents at end of period	$2,077,842	$741,396

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$644,158	$214,742
Taxes	$-	$-
Noncash activities:
Fair value of preferred stock issued for acquisition	$-	$25,148,000
Common stock and preferred stock issued upon conversion notes payable and accrued interest	5,047,044	387,033
Dividends on preferred stock	718,616	-
Deemed dividend	1,088,554	250,635
Fair value of warrants issued with debt	167,863	188,755
C-2 to common stock exchange	13,735,811	-
Preferred stock redemption adjustment	521,922	-
Preferred stock exchange	1,188,000	-
Common stock issued for accounts payable	$23,460	$-

The accompanying notes are an integral part of these consolidated financial statements.

INVO FERTILITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

Note 1 – Summary of Significant Accounting Policies

Description of Business

INVO Fertility, Inc., (“INVO” or the “Company”) is a healthcare services and technology company focused on the fertility marketplace and dedicated to expanding access to assisted reproductive technology (“ART”) care for patients in need. The Company’s principal commercialization strategy is focused on building, acquiring and operating fertility clinics, including “INVO Centers” dedicated primarily to offering the intravaginal culture (“IVC”) procedure enabled by its INVOcell medical device (“INVOcell”) and US-based, profitable in vitro fertilization (“IVF”) clinics. As of the date of this filing, the Company has four fertility clinics in the United States. The Company also continues to engage in the sale and distribution of its INVOcell technology solution into third-party owned and operated fertility clinics. The Company’s proprietary technology, INVOcell, is a revolutionary medical device that allows fertilization and early embryo development to take place in vivo within the woman’s body. This treatment solution is the world’s first IVC technique for the incubation of oocytes and sperm during fertilization and early embryo development. The Company intends to seek out additional, innovative fertility-focused technologies, to license or acquire in order to utilize within its operating clinics. In addition, the Company owns 19.9% of NAYA Therapeutics, Inc. (“NTI”), a clinical-stage oncology and autoimmune technology business, after divesting the remaining 80.1% in the second quarter of 2025 to focus exclusively on the fertility marketplace.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for the fair presentation of the Company’s financial statements for the periods presented. The Company’s fiscal year end is December 31.

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

The Company considers events or transactions that have occurred after the consolidated balance sheet date of December 31, 2025, but prior to the filing of the consolidated financial statements with the SEC in this Annual Report on Form 10-K, to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure, as applicable. Subsequent events have been evaluated through the date of the filing of this Annual Report on Form 10-K.

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

Discontinued Operations

The Company accounted for the divesture of its NAYA Therapeutics (“NTI”) subsidiary in accordance with Accounting Standards Codification (“ASC”) 205 Discontinued Operations (“ASC 205”). ASC 205 requires that a component of an entity that has been disposed of or is classified as held for sale, has operations and cash flows that can be clearly distinguished from the rest of the entity, and represents a strategic shift that has (or will have) a major effect on the reporting entity’s financial results must be reported as discontinued operations. As of June 30, 2025 the divesture of NTI met the held-for-sale criteria as defined in ASC 205 and was disposed of in the same period. See Note 4 for additional information on the discontinued operations treatment of NTI.

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

Variable Interest Entities

The Company’s consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, and variable interest entities (“VIE”), where the Company is the primary beneficiary under the provisions of ASC 810, Consolidation (“ASC 810”). A VIE must be consolidated by its primary beneficiary when, along with its affiliates and agents, the primary beneficiary has both: (i) the power to direct the activities that most significantly impact the VIE’s economic performance; and (ii) the obligation to absorb losses or the right to receive the benefits of the VIE that could potentially be significant to the VIE. The Company reconsiders whether an entity is still a VIE only upon certain triggering events and continually assesses its consolidated VIEs to determine if it continues to be the primary beneficiary. See “Note 4 – Variable Interest Entities” for additional information on the Company’s VIEs.

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

Cash and Cash Equivalents

For financial statement presentation purposes, the Company considers time deposits, certificates of deposit and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. At times, cash balances exceed amounts insured by the Federal Deposit Insurance Corporation.

Accounts Receivable, net

The Company estimates an allowance for doubtful accounts based upon an evaluation of the current status of receivables, historical experience, and other factors as necessary. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change.

The following table presents the changes in the Company’s accounts receivable:

	Year Ended December 31,
	2025	2024
Balance as of beginning of year	$174,881	$140,550
Additions to accounts receivable	7,255,922	6,932,158
Reductions to accounts receivable	(7,145,924)	(6,899,851)
Balance as of end of year	286,904	174,881
Allowance for doubtful accounts	(69,641)	(61,773)
Accounts receivable, net	$217,263	$113,108

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

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash, accounts receivable, accounts payable, notes payable, convertible preferred stock, and warrants. The carrying value of cash, accounts receivable, accounts payable and notes payable, as reflected in the balance sheets, approximate fair value because of the short-term maturity of these instruments.

ASC 820 establishes a three-level hierarchy for fair value measurements based on the observability of inputs used in valuation techniques:

●	Level 1 — Quoted prices in active markets for identical assets or liabilities.
●	Level 2 — Observable inputs other than Level 1 prices, such as quoted prices for similar instruments, interest rates, yield curves, and market-corroborated inputs.
●	Level 3 — Unobservable inputs reflecting the Company’s assumptions about the assumptions market participants would use.

The following table presents, for each of the fair value hierarchy levels required under ASC 820, the Company’s liabilities that are measured at fair value on a recurring basis as of December 31, 2025:

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Note receivable	$-	$-	$5,029,770
Liabilities:
Warrant liability	$-	$-	$1,881,078

The Company had no assets or liabilities recorded at fair value for the period ended December 31, 2024.

The following table presents the changes is the fair value of the Level 3 assets and liabilities:

	Note receivable	Warrant liability
Fair value as of December 31, 2024	$-	$-
Initial fair value	4,803,175	5,680,757
Change in valuation	226,595	(3,799,679)
Balance as of December 31, 2025	$5,029,770	$1,881,078

The Black-Scholes valuation model was used to estimate the fair value of the warrant liability as of December 31, 2025 with the following assumptions:

December 31, 2025
Volatility	187.87%
Expected term in years	2.5
Dividend rate	0%
Risk-free interest rate	3.51%

The Company used a scenario-based discounted cash flow (income approach) to estimate the fair value of the convertible note as of December 31, 2025. Under this method, management identified four discrete payoff scenarios based on the note’s contractual terms, then probability-weighted the present value of expected cash flows under each scenario. The calibrated discount rate was 10.27%

Derivatives

The Company reviews the conversion features of all liability and equity instruments based on the requirements of ASC 815, “Derivatives and Hedging” to determine if the conversion feature represents an embedded derivative. The Company determined certain warrants and convertible debentures issued during the fiscal year ending December 31, 2025 were derivative instruments, see Note 11 – Notes Payable and Note 15 – Unit Purchase Options and Warrants for additional information.

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

Deferred Revenue

The Company records deferred revenue when cash payments are received or become due in advance of the Company’s performance under the applicable revenue arrangement. Deferred revenue primarily consists of advance payments for clinical services not yet rendered. Such amounts are recognized as revenue as services are provided in accordance with ASC 606.

The following table presents the changes in the Company’s deferred revenue:

	Year Ended December 31,
	2025	2024
Balance as of beginning of year	$602,359	$408,769
Additions to deferred revenue	7,072,801	6,989,470
Revenue recognized from deferred revenue	(6,953,263)	(6,795,880)
Balance as of end of year	$721,897	$602,359

Stock Based Compensation

The Company accounts for stock-based compensation under the provisions of ASC 718-10 Compensation. This statement requires the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period in which the employee is required to provide service or based on performance goals in exchange for the award, which is usually the vesting period. The Company recognizes forfeitures as they occur.

Loss Per Share

Basic loss per share calculations are computed by dividing net loss by the weighted-average number of common shares outstanding. Diluted earnings per share are computed similar to basic earnings per share except that the denominator is increased to include potentially dilutive securities. The Company’s diluted loss per share is the same as the basic loss per share for the years ended December 31, 2025, and 2024, as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

	Year Ended December 31,
	2025	2024
Net loss attributable to common shareholders (numerator)	$(25,130,224)	$(9,509,588)
Basic and diluted weighted-average number of common shares outstanding (denominator)	117,083	2,514
Basic and diluted net loss per common share	$(214.64)	$(3,782.65)

The Company has excluded the following dilutive securities from the calculation of fully diluted shares outstanding because the result would have been anti-dilutive:

	As of December 31,
	2025	2024
Options	9,123	69
Convertible notes and interest	10,525	4,466
Convertible preferred shares	119,491	-
Warrants	960,847	3,189
Total	1,099,986	7,724

Recently Adopted Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Improvements to Income Tax Disclosures. The ASU requires greater disaggregation of information about a reporting entity’s effective tax rate reconciliation and information on income taxes paid. The ASU applies to all entities subject to income taxes and is intended to help investors better understand an entity’s exposure to potential changes in jurisdictional tax legislation and assess income tax information that affects cash flow forecasts and capital allocation decisions. The ASU is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The adoption of this ASU on January 1, 2025, had no material impact on the Company’s financial statements.

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

Note 2 – Restatements and Revisions

Restatement of Previously Issued Unaudited Interim Consolidated Financial Statements

As a result of an internal review, the Company identified errors related classification of preferred stock and warrants, derivative liabilities, calculation of gain on settlement, and debt extinguishment accounting in its previously issued unaudited consolidated financial statements for the period ended March 31, 2025, included in its Quarterly Report on Form 10-Q filed with the SEC on May 20, 2025; the period ended June 30, 2025, included in its Quarterly Report on Form 10-Q filed with the SEC on August 14, 2025; and the period ended September 30, 2025, included in its Quarterly Report on Form 10-Q filed with the SEC on November 17, 2025 (the “Affected Periods”).

The Company has identified the following errors in the Affected Periods: (i) incorrect classification of Series C-1 Preferred Stock, which should have been classified as mezzanine equity is the first quarter of 2025; (ii) incorrect classification of Series C-2 Preferred Stock, which should have been classified as mezzanine equity is the second quarter of 2025; (iii) incorrect treatment of a convertible debenture containing an embedded derivative which should have been bifurcated; (iv) the incorrect recognition of a gain on settlement and corresponding reduction to liabilities in connection with a binding term sheet entered into during the second quarter of 2025; (v) the incorrect equity classification of common stock purchase warrants issued pursuant to a warrant inducement transaction during the second quarter of 2025, which should have been liability classified; and (vi) the incorrect accounting treatment of an amendment to a promissory note entered into during the third quarter of 2025, which should have been accounted for as a debt extinguishment under ASC 470-50 (collectively, the “2025 Financial Statement Errors”).

The Company evaluated the materiality of the 2025 Financial Statement Errors both qualitatively and quantitatively in accordance with Staff Accounting Bulletin No. 99, Materiality, and determined the effect of correcting these misstatements was material to the Affected Periods. As a result the Company is restating its unaudited consolidated financial statements (the “Restated Consolidated Financial Statements”) for the Affected Periods in accordance with ASC 250, Accounting Changes and Error Corrections. The Company is to presenting the restatement of the affected line items of the unaudited consolidated financial statements for the Affected Periods within this Annual Report on Form 10-K for the year ended December 31, 2025. Under this approach, the previously issued Quarterly Reports on Form 10-Q for the Affected Periods will not be amended, however, historical amounts presented in future Form 10-Q filings will be recast to be consistent.

A reconciliation from the amounts previously reported for the Affected Periods to the restated amounts is provided for the impacted financial statement line items below for: (i) the consolidated balance sheets as of March 31, 2025, June 30, 2025, and September 30, 2025; (ii) the consolidated income statement for the periods ended March 31, 2025, June 30, 2025, and September 30, 2025, (iii) the consolidated statement of stockholders equity for periods ended March 31, 2025, June 30, 2025, and September 30, 2025, and (iv) the consolidated statement of cash flows for the periods ended March31, 2025, June 30, 2025 and September 30, 2025.

The following table presents the effects of the restatement adjustments for the 2025 Financial Statement Errors on the Company’s unaudited interim consolidated balance sheets as March 31, 2025:

	March 31, 2025
	As Previously	Restatement	As
	Stated	Adjustment	Restated
LIABILITIES, MEZZANINE EQUITY, AND STOCKHOLDERS’ EQUITY (DEFICIT)
Mezzanine equity
Series C-1 Preferred Stock, $1,000.00 par value; 30,375 shares authorized; 30,375 and 30,375 issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	$-	$30,375,000	$30,375,000
Total mezzanine equity	12,983,476	30,375,000	34,353,922

Stockholders’ equity (deficit)
Series C-1 Preferred Stock, $1,000.00 par value; 30,375 shares authorized; 30,375 and 30,375 issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	30,375,000	(30,375,000)	-
Total stockholders’ equity (deficit)	$5,848,722	$(30,375,000)	$(27,039,635)

The following table presents the effects of the restatement adjustments for the 2025 Financial Statement on the Company’s unaudited interim consolidated statement of stockholders’ equity (deficit) as March 31, 2025:

	As Previously Stated
	Stockholders’ Equity (Deficit)			Mezzanine Equity
	Series C-1 Preferred Stock			Series C-1 Preferred Stock
	Shares	Amount	Total	Shares	Amount	Total
Balances, December 31, 2024	30,375	$30,375,000	$12,747,473	-	$-	$7,457,000
Reclassification of C-1 Preferred Stock	-	-	-	-	-	-
Balances, March 31, 2025	30,375	$30,375,000	$3,335,365	-	$-	$3,978,922

	Restatement Adjustment
	Stockholders’ Equity (Deficit)			Mezzanine Equity
	Series C-1 Preferred Stock			Series C-1 Preferred Stock
	Shares	Amount	Total	Shares	Amount	Total
Balances, December 31, 2024	-	$-	$-	-	$-	$-
Reclassification of C-1 Preferred Stock	(30,375)	(30,375,000)	(30,375,000)	30,375	30,375,000	30,375,000
Balances, March 31, 2025	(30,375)	$(30,375,000)	$(30,375,000)	30,375	$30,375,000	$30,375,000

	As Restated
	Stockholders’ Equity (Deficit)			Mezzanine Equity
	Series C-1 Preferred Stock			Series C-1 Preferred Stock
	Shares	Amount	Total	Shares	Amount	Total

Balances, December 31, 2024	30,375	$30,375,000	$12,747,473	-	$-	$7,457,000
Reclassification of C-1 Preferred Stock	(30,375)	(30,375,000)	(30,375,000)	30,375	30,375,000	30,375,000
Balances, March 31, 2025	-	$-	$(27,039,635)	30,375	$30,375,000	$34,353,922

There was no impact on the Company’s unaudited interim consolidated income statement consolidated or cash flow statement for the three ending March 31, 2025.

The following table presents the effects of the restatement adjustments for the 2025 Financial Statement Errors on the Company’s unaudited interim consolidated balance sheets as June 30, 2025:

	As Previously	Restatement	As
	Stated	Adjustment	Restated
LIABILITIES, MEZZANINE EQUITY, AND STOCKHOLDERS’ EQUITY (DEFICIT)
Derivative liability	$-	$815,897	$815,897
Convertible notes payable – current portion, net	2,888,947	(1,091,224)	1,797,723
Additional payments for acquisition, current portion	5,000,000	(50,000)	4,950,000
Total current liabilities	12,463,211	(325,327)	12,137,884
Additional payments for acquisition, net of current portion	1,125,000	(175,000)	950,000
Total liabilities	16,687,766	(500,327)	16,187,439

Mezzanine equity
Series C-2 Preferred Stock $1,000.00 par value; 20,000 shares authorized; 10,719 and 8,576 issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	-	10,121,922	10,121,922

Stockholders’ equity (deficit)
Series C-2 Preferred Stock $1,000.00 par value; 20,000 shares authorized; 10,719 and 8,576 issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	10,121,922	(10,121,922)	-
Additional paid-in capital	82,712,709	(1,165,562)	81,547,147
Accumulated deficit	(90,203,241)	1,665,889	(88,537,352)
Total stockholders’ equity (deficit)	$2,631,473	$(9,621,595)	$(6,990,122)

The following tables present the effects of the restatement adjustments for the 2025 Financial Statement Errors on the Company’s unaudited interim consolidated income statements for the three and six months ending June 30, 2025:

	For the Three Months Ended June 30, 2025
	As Previously	Restatement	As
	Stated	Adjustment	Restated
Gain on changes in fair value	$-	$1,660,160	$1,660,160
Interest expense	(221,325)	(219,271)	(440,596)
Gain on settlement liability	714,500	225,000	939,500
Total other income (expense)	(219,006)	1,665,889	1,446,883
Net loss from continuing operations	(3,209,094)	1,665,889	(1,543,205)
Net loss	$(5,284,858)	$1,665,889	$(3,618,969)

Net loss from continuing operations per common share:
Basic	$(318.00)	$167.66	$(155.31)
Diluted	$(318.00)	$167.66	$(155.31)

Net loss per common share:
Basic	$(532.00)	$167.66	$(364.23)
Diluted	$(532.00)	$167.66	$(364.23)

	For the Six Months Ended June 30, 2025
	As Previously	Restatement	As
	Stated	Adjustment	Restated
Gain on changes in fair value	$-	$1,660,160	$1,660,160
Interest expense	(221,325)	(219,271)	(440,596)
Gain on settlement liability	714,500	225,000	939,500
Total other income (expense)	(511,749)	1,665,889	1,154,140
Net loss from continuing operations	(4,701,365)	1,665,889	(3,035,476)
Net Loss	$(22,688,444)	$1,665,889	$(21,022,555)

Net loss from continuing operations per common share:
Basic	$(628.80)	$222.78	$(405.93)
Diluted	$(628.80)	$222.78	$(405.93)

Net loss per common share:
Basic	$(3,034.00)	$222.78	$(2,811.31)
Diluted	$(3,034.00)	$222.78	$(2,811.31)

The following table presents the effects of the restatement adjustments for the 2025 Financial Statement Errors on the Company’s unaudited interim consolidated statement of stockholders’ equity (deficit) as June 30, 2025:

As Previously Stated
	Stockholders’ Equity (Deficit)							Mezzanine Equity
	Series C-1		Series C-2		Additional			Series C-1		Series C-2
	Preferred Stock		Preferred Stock		Paid-In	Accumulated		Preferred Stock		Preferred Stock
	Shares	Amount	Shares	Amount	Capital	Deficit	Total	Shares	Amount	Shares	Amount	Total
Balances, December 31, 2024	30,375	$30,375,000	-	$-	$49,537,134	$(67,327,733)	$12,747,473	-	$-	-	$-	$7,457,000
Reclassification of C-1 Preferred Stock	-	-	-	-	-	-	-			-	-
Balances, March 31, 2025	30,375	$30,375,000	-	$-	$57,833,740	$(84,873,449)	$3,335,365	-	$-	-	$-	3,978,922
Reclassification of Series C-2 Preferred stock	-	-	4,576	3,978,922	-	-	3,978,922	-	-	-	-	-
Debt conversion	-	-	2,430	2,430,000	249,991		2,680,000
C-1 to C-2 exchange	(2,025)	(2,025,000)	3,213	3,213,000	(837,821)	-	350,179	-	-	-	-	-
Divesture of NAYA	(28,350)	(28,350,000)	-	-	24,368,110	-	(3,981,890)	-	-	-	-	-
Preferred stock issued	-	-	500	500,000	-	-	500,000	-	-	-	-	-
Warrant exercise	-	-	-	-	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	(5,284,858)	(5,284,858)	-	-	-	-	-
Balances, June 30, 2025	-	$-	10,719	$10,121,922	$82,712,709	$(90,203,241)	$2,631,473	-	$-	-	$-	$-

Restatement Adjustment
	Stockholders’ Equity (Deficit)							Mezzanine Equity
	Series C-1		Series C-2		Additional			Series C-1		Series C-2
	Preferred Stock		Preferred Stock		Paid-In	Accumulated		Preferred Stock		Preferred Stock
	Shares	Amount	Shares	Amount	Capital	Deficit	Total	Shares	Amount	Shares	Amount	Total
Balances, December 31, 2024	-	$-	-	$-	$-	$-	$-	-	$-	-	$-	$-
Reclassification of C-1 Preferred Stock	(30,375)	(30,375,000)	-	-	-	-	(30,375,000)	30,375	30,375,000	-	-	30,375,000
Balances, March 31, 2025	(30,375)	$(30,375,000)	-	$-	$-	$-	$(30,375,000)	30,375	$30,375,000	-	$-	$30,375,000
Reclassification of Series C-2 Preferred stock	-	-	(4,576)	(3,978,922)	-	-	(3,978,922)	-	-	4,576	3,978,922	3,978,922
Debt conversion	-	-	(2,430)	(2,430,000)	(428,666)	-	(2,858,666)	-	-	2,430	2,430,000	2,430,000
C-1 to C-2 exchange	2,025	2,025,000	(3,213)	(3,213,000)	-	-	(1,188,000)	(2,025)	(2,025,000)	3,213	3,213,000	1,188,000
Divesture of NAYA	28,350	28,350,000	-	-	-	-	28,350,000	(28,350)	(28,350,000)	-	-	(28,350,000)
Preferred stock issued	-	-	(500)	(500,000)	-	-	(500,000)	-	-	500	500,000	500,000
Warrant exercise	-	-	-	-	(736,896)	-	(736,896)	-	-	-	-	-
Net loss	-	-	-	-	-	1,665,889	1,665,889	-	-	-	-	-
Balances, June 30, 2025	-	$-	(10,719)	$(10,121,922)	$(1,165,562)	$1,665,889	$(9,621,595)	-	$-	10,719	$10,121,922	$10,121,922

As Restated
	Stockholders’ Equity (Deficit)							Mezzanine Equity
	Series C-1		Series C-2		Additional			Series C-1		Series C-2
	Preferred Stock		Preferred Stock		Paid-In	Accumulated		Preferred Stock		Preferred Stock
	Shares	Amount	Shares	Amount	Capital	Deficit	Total	Shares	Amount	Shares	Amount	Total
Balances, December 31, 2024	30,375	$30,375,000	-	$-	$49,537,134	$(67,327,733)	$12,747,473	-	$-	-	$-	$7,457,000
Reclassification of C-1 Preferred Stock	(30,375)	(30,375,000)	-	-	-	-	(30,375,000)	30,375	30,375,000	-	-	30,375,000
Balances, March 31, 2025	-	$-	-	$-	$57,833,740	$(84,873,449)	$(27,039,635)	30,375	30,375,000	-	$-	34,353,922
Reclassification of Series C-2 Preferred stock	-	-	-	-	-	-	-	-	-	4,576	3,978,922	3,978,922
Debt conversion	-	-	-	-	(178,675)	-	(178,666)	-	-	2,430	2,430,000	2,430,000
C-1 to C-2 exchange	-	-	-	-	(837,821)	-	(837,821)	(2,025)	(2,025,000)	3,213	3,213,000	1,188,000
Divesture of NAYA	-	-	-	-	24,368,110	-	24,368,110	(28,350)	(28,350,000)	-	-	(28,350,000)
Preferred stock issued	-	-	-	-	-	-	-	-	-	500	500,000	500,000
Warrant exercise	-	-	-	-	(736,896)	-	(736,896)	-	-	-	-	-
Net loss	-	-	-	-	-	(3,618,969)	(3,618,969)	-	-	-	-	-
Balances, June 30, 2025	-	$-	-	$-	$81,547,147	$(88,537,352)	$(6,990,122)	-	-	10,719	$10,121,922	10,121,922

The following table presents the effects of the restatement adjustments for the 2025 Financial Statement Errors on the Company’s unaudited interim consolidated cash flow statements for the six months ending June 30, 2025:

	For the Six Months Ended June 30, 2025
	As Previously	Restatement	As
	Stated	Adjustment	Restated
Cash flows from operating activities:
Net loss	$(22,688,444)	$1,665,889	$(21,022,555)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of discount on notes payable	130,908	219,271	350,179
Gain on settlement	(774,500)	(225,000)	(999,500)
Gain on changes in FV	$-	$(1,660,160)	$(1,660,160)

The following table presents the effects of the restatement adjustments for the 2025 Financial Statement Errors on the Company’s unaudited interim consolidated balance sheets as September 30, 2025:

	September 30, 2025
	As Previously	Restatement	As
	Stated	Adjustment	Restated
LIABILITIES AND STOCKHOLDERS’ EQUITY
Warrant liability	$-	$256,034	$256,034
Additional payments for acquisition, current portion	4,484,500	(375,000)	4,109,500
Total current liabilities	9,244,687	(118,966)	9,125,721
Additional payments for acquisition, net of current portion	800,000	150,000	950,000
Total liabilities	12,983,476	31,034	13,014,510

Stockholders’ equity
Additional paid-in capital	90,063,124	(945,950)	89,117,174
Accumulated deficit	(93,092,303)	914,916	(92,177,387)
Total stockholders’ equity	$5,848,722	$(31,034)	$5,817,688

The following tables present the effects of the restatement adjustments for the 2025 Financial Statement Errors on the Company’s unaudited interim consolidated income statements for the three and nine months ending September 30, 2025:

	For the Three Months Ended September 30, 2025
	As Previously	Restatement	As
	Stated	Adjustment	Restated
Gain on changes in fair value	$-	$(33,566)	$(33,566)
Interest Expense	(145,803)	(176,962)	(322,765)
Loss on debt extinguishment	(876,165)	(540,445)	(1,416,610)
Total other income (expense)	(1,009,141)	(750,973)	(1,760,114)
Net loss from continuing operations	(2,644,625)	(750,973)	(3,395,598)
Net Loss	$(2,644,625)	$(750,973)	$(3,395,598)

Net loss from continuing operations per common share:
Basic	$(30.80)	$(8.71)	$(39.40)
Diluted	$(30.80)	$(8.71)	$(39.40)

Net loss per common share:
Basic	$(30.80)	$(8.71)	$(39.40)
Diluted	$(30.80)	$(8.71)	$(39.40)

	For the Nine Months Ended September 30, 2025
	As Previously	Restatement	As
	Stated	Adjustment	Restated
Gain on changes in fair value	$-	$1,626,594	$1,626,594
Interest Expense	(273,629)	(396,233)	(669,862)
Loss on debt extinguishment	(1,568,435)	(540,445)	(2,108,880)
Gain on settlement liability	714,500	225,000	939,500
Total other income (expense)	(1,520,890)	914,916	(605,974)
Net loss from continuing operations	(7,345,990)	914,916	(6,431,074)
Net Loss	$(25,333,069)	$914,916	$(24,418,153)

Net loss from continuing operations per common share:
Basic	$(206.80)	$25.76	$(181.05)
Diluted	$(206.80)	$25.76	$(181.05)

Net loss per common share:
Basic	$(713.20)	$25.76	$(687.42)
Diluted	$(713.20)	$25.76	$(687.42)

The following table presents the effects of the restatement adjustments for the 2025 Financial Statement Errors on the Company’s unaudited interim consolidated statement of stockholders’ equity as September 30, 2025:

As Previously Stated
	Stockholders’ Equity							Mezzanine Equity
	Series C-1		Series C-2		Additional			Series C-1		Series C-2
	Preferred Stock		Preferred Stock		Paid-In	Accumulated		Preferred Stock		Preferred Stock
	Shares	Amount	Shares	Amount	Capital	Deficit	Total	Shares	Amount	Shares	Amount	Total
Balances, December 31, 2024	30,375	$30,375,000	-	$-	$49,537,134	$(67,327,733)	$12,747,473	-	$-	-	$-	$7,457,000
Reclassification of C-1 Preferred Stock	-	-	-	-	-	-	-			-	-
Balances, March 31, 2025	30,375	$30,375,000	-	$-	$57,833,740	$(84,873,449)	$3,335,365	-	$-	-	$-	3,978,922
Reclassification of Series C-2 Preferred stock	-	-	4,576	3,978,922	-	-	3,978,922	-	-	-	-	-
Debt conversion	-	-	2,430	2,430,000	249,991		2,680,000
C-1 to C-2 exchange	(2,025)	(2,025,000)	3,213	3,213,000	(837,821)	-	350,179	-	-	-	-	-
Divesture of NAYA	(28,350)	(28,350,000)	-	-	24,368,110	-	(3,981,890)	-	-	-	-	-
Preferred stock issued	-	-	500	500,000	-	-	500,000	-	-	-	-	-
Warrant exercise	-	-	-	-	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	(5,284,858)	(5,284,858)	-	-	-	-	-
Balances, June 30, 2025	-	$-	10,719	$10,121,922	$82,712,709	$(90,203,241)	$2,631,473	-	$-	-	$-	$-
Reclassification of Series C-2 Preferred stock	-	$-	-	$-	$-	$-	-	-	$-	-	$-	$-
Debt conversion	-	-	2,959	2,959,000	739,892	-	3,698,960	-	-	-	-	-
Fair value of warrants issued with notes	-	-	-	-	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	(2,644,625)	(2,644,625)	-	-	-	-	-
Balances, September 30, 2025	-	$-	9,475	$8,877,359	$90,063,124	$(93,092,303)	$5,848,722	-	$-	-	$-	$-

Restatement Adjustment
	Stockholders’ Equity							Mezzanine Equity
	Series C-1		Series C-2		Additional			Series C-1		Series C-2
	Preferred Stock		Preferred Stock		Paid-In	Accumulated		Preferred Stock		Preferred Stock
	Shares	Amount	Shares	Amount	Capital	Deficit	Total	Shares	Amount	Shares	Amount	Total
Balances, December 31, 2024	-	$-	-	$-	$-	$-	$-	-	$-	-	$-	$-
Reclassification of C-1 Preferred Stock	(30,375)	(30,375,000)	-	-	-	-	(30,375,000)	30,375	30,375,000	-	-	30,375,000
Balances, March 31, 2025	(30,375)	$(30,375,000)	-	$-	$-	$-	$(30,375,000)	30,375	$30,375,000	-	$-	$30,375,000
Reclassification of Series C-2 Preferred stock	-	$-	(4,576)	$(3,978,922)	$-	$-	$(3,978,922)	-	$-	4,576	$3,978,922	$3,978,922
Debt conversion	-	-	(2,430)	(2,430,000)	(428,666)	-	(2,858,666)	-	-	2,430	2,430,000	2,430,000
C-1 to C-2 exchange	2,025	2,025,000	(3,213)	(3,213,000)	-	-	(1,188,000)	(2,025)	(2,025,000)	3,213	3,213,000	1,188,000
Divesture of NAYA	28,350	28,350,000	-	-	-	-	28,350,000	(28,350)	(28,350,000)	-	-	(28,350,000)
Preferred stock issued	-	-	(500)	(500,000)	-	-	(500,000)	-	-	500	500,000	500,000
Warrant exercise	-	-	-	-	(736,896)	-	(736,896)	-	-	-	-	-
Net loss	-	-	-	-	-	1,665,889	1,665,889	-	-	-	-	-
Balances, June 30, 2025	-	$-	(10,719)	$(10,121,922)	$(1,165,562)	$1,665,889	$(9,621,595)	-	$-	10,719	$10,121,922	$10,121,922
Reclassification of Series C-2 Preferred stock	-	$-	10,719	$10,121,922	$-	$-	$10,121,922	-	$-	(10,719)	$(10,121,922)	$(10,121,922)
Debt conversion	-	-	-	-	51,749	-	51,749	-	-	-	-	-
Fair value of warrants issued with notes	-	-	-	-	167,863	-	167,863
Net loss						(750,973)	(750,973)	-	-	-	-	-
Balances, September 30, 2025	-	$-	-	$-	$(945,950)	$914,916	$(31,034)	-	$-	-	$-	$-

As Restated
	Stockholders’ Equity							Mezzanine Equity
	Series C-1		Series C-2		Additional			Series C-1		Series C-2
	Preferred Stock		Preferred Stock		Paid-In	Accumulated		Preferred Stock		Preferred Stock
	Shares	Amount	Shares	Amount	Capital	Deficit	Total	Shares	Amount	Shares	Amount	Total
Balances, December 31, 2024	30,375	$30,375,000	-	$-	$49,537,134	$(67,327,733)	$12,747,473	-	$-	-	$-	$7,457,000
Reclassification of C-1 Preferred Stock	(30,375)	(30,375,000)	-	-	-	-	(30,375,000)	30,375	30,375,000	-	-	30,375,000
Balances, March 31, 2025	-	$-	-	$-	$57,833,740	$(84,873,449)	$(27,039,635)	30,375	$30,375,000	-	$-	$34,353,922
Reclassification of Series C-2 Preferred stock	-	$-	-	$-	$-	$-	$-	-	$-	4,576	$3,978,922	$3,978,922
Debt conversion	-	-	-	-	(178,675)	-	(178,666)	-	-	2,430	2,430,000	2,430,000
C-1 to C-2 exchange	-	-	-	-	(837,821)	-	(837,821)	(2,025)	(2,025,000)	3,213	3,213,000	1,188,000
Divesture of NAYA	-	-	-	-	24,368,110	-	24,368,110	(28,350)	(28,350,000)	-	-	(28,350,000)
Preferred stock issued	-	-	-	-	-	-	-	-	-	500	500,000	500,000
Warrant exercise	-	-	-	-	(736,896)	-	(736,896)	-	-	-	-	-
Net loss	-	-	-	-	-	(3,618,969)	(3,618,969)	-	-	-	-	-
Balances, June 30, 2025	-	$-	-	$-	$81,547,147	$(88,537,352)	$(6,990,122)	-	$-	10,719	$10,121,922	$10,121,922
Reclassification of Series C-2 Preferred stock	-	$-	10,719	$10,121,922	$-	$-	$10,121,922	-	$-	(10,719)	$(10,121,922)	$(10,121,922)
Debt conversion	-	-	2,959	2,959,000	791,641	-	3,750,709	-	-	-	-	-
Fair value of warrants issued with notes	-	-	-	-	167,863	-	167,863	-	-	-	-	-
Net loss	-	-	-	-	-	(3,395,598)	(3,395,598)	-	-	-	-	-
Balances, September 30, 2025	-	$-	9,475	$8,877,359	$89,117,174	$(92,177,387)	$5,817,688	-	$-	-	$-	$-

The following table presents the effects of the restatement adjustments for the 2025 Financial Statement Errors on the Company’s unaudited interim consolidated cash flow statements for the nine months ending September 30, 2025:

	For the Nine Months Ended September 30, 2025
	As Previously	Restatement	As
	Stated	Adjustment	Restated
Cash flows from operating activities:
Net loss	$(25,333,069)	$914,916	$(24,418,153)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of discount on notes payable	132,644	396,233	528,877
Loss from debt extinguishment	1,568,435	540,445	2,108,880
Gain on changes in FV	-	(1,626,594)	(1,626,594)
Gain on settlement	$(1,615,000)	$(225,000)	$(1,840,000)

Revision of Previously Issued Consolidated Financial Statements

The Company revised its consolidated financial statements and related notes included herein for the year ending December 31, 2024 to correct the following errors:

●	the previously reported deferred tax liability and associated tax provision expense did not correctly account for the acquisition of NTI. The correction increased the tax provision expense and increased the deferred tax liability by $163,115 as of December 31, 2024. Note 17 has been updated to reflect the revision;
●	the Company originally did not recognize an allowance for its accounts receivable, this has now been corrected to include an allowance of $61,773;
●	the Company incorrectly recognized an ROU Asset of $740,759 and corresponding current lease liability of $57,993 and long term lease liability of $793,943 for the related to the Alabama JV; and
●	the $1,220,528 note receivable associated with the Alabama JV was reclassified from equity investments to note receivable from HRCFG on the Company’s consolidated balance sheet.

The following table presents the effects of the revision on the Company’s consolidated balance sheet as of December 31, 2024:

	December 31, 2024
	As Previously	Revision	As
	Stated	Adjustment	Revised
ASSETS
Accounts receivable, net of allowances of $61,773	$174,881	$(61,773)	$113,108
Total current assets	1,318,331	(61,773)	1,256,558
Lease right of use	2,283,784	(790,164)	1,493,620
Equity investments	740,759	(740,759)	-
Note receivable from HRCFG	-	1,220,528	1,220,528
Total assets	$46,449,182	$(372,168)	$46,077,014

LIABILITIES AND STOCKHOLDERS’ EQUITY
Lease liability, current portion	$239,125	$(57,993)	$181,132
Total current liabilities	17,926,441	(57,993)	17,868,448
Lease liability, net of current portion	2,189,555	(793,943)	1,395,612
Liability for excess losses of equity method investee	-	479,768	479,768
Deferred tax liability	-	163,115	163,115
Total liabilities	26,244,709	(209,053)	26,035,656

Stockholders’ equity
Accumulated deficit	(67,164,618)	(163,115)	(67,327,733)
Total stockholders’ equity	12,747,473	(163,115)	12,584,358
Total liabilities and stockholders’ equity	$46,449,182	$(372,168)	$46,077,014

The following table presents the effects of the revision on the Company’s consolidated income statement as of December 31, 2024:

	For the Year Ended December 31, 2024
	As Previously	Revision	As
	Stated	Adjustment	Revised
Provision for income taxes	$(22,913)	$163,115	$140,202
Net loss from continuing operations	(7,576,838)	(163,115)	(7,739,953)
Net Loss	(9,095,838)	(163,115)	(9,258,953)
Net loss attributable to common shareholders	$(9,346,473)	$(163,115)	$(9,509,588)

Net loss from continuing operations per common share:
Basic	$(3,013.82)	$(64.88)	$(3,078.74)
Diluted	$(3,013.82)	$(64.88)	$(3,078.74)

Net loss per common share:
Basic	$(3,717.73)	$(64.88)	$(3,782.65)
Diluted	$(3,717.73)	$(64.88)	$(3,782.65)

The following table presents the effects of the revision on the Company’s consolidated statement of stockholders’ equity as of December 31, 2024:

	Stockholders’ Equity
	As Previously Stated		Restatement Adjustment		As Restated
	Accumulated		Accumulated		Accumulated
	Deficit	Total	Deficit	Total	Deficit	Total
Balances, December 31, 2023	$(57,818,145)	$892,825	$-	$-	$(57,818,145)	$892,825
Net loss	(9,095,838)	(9,095,838)	(163,115)	(163,115)	(9,258,953)	(9,258,953)
Balances, December 31, 2024	$(67,164,618)	$12,747,473	$(163,115)	$(163,115)	$(67,327,733)	$12,584,358

The following table presents the effects of the revision on the Company’s consolidated statement of cash flows for the year ended December 31, 2024:

	For the Year Ended December 31, 2024
	As Previously	Revision	As
	Stated	Adjustment	Revised
Cash flows from operating activities:
Net loss	$(9,095,838)	$(163,115)	$(9,258,953)
Changes in assets and liabilities:
Accounts receivable	(34,331)	61,773	27,442
Leasehold liability	25,869	(61,773)	(35,904)
Deferred tax liability	-	163,115	163,115
Net cash (used in) provided by operating activities	$(2,974,400)	$-	$(2,974,400)

Note 3 – Liquidity

Historically, the Company has funded its cash and liquidity needs through revenue collection, equity financings, notes, and convertible notes. For the years ended December 31, 2025 and 2024, the Company incurred a net loss from continuing operations of approximately $5.3 million and $7.7 million, respectively, and has an accumulated deficit of approximately $91.4 million as of December 31, 2025.

The Company has been dependent on raising capital through debt and equity financings to meet its needs for cash used in operating and investing activities. During 2025, the Company received net proceeds of approximately $2.9 million from the sale of its preferred stock, $0.4 million from the exercise of warrants, and net proceeds of approximately $13.1 million for the sale of its common stock, of which $4 million was used to redeem preferred stock. During 2024, the Company received proceeds of $1.3 million from notes, net proceeds of approximately $1.6 million from the sale of its preferred stock, $0.9 million from the exercise of warrants, and net proceeds of approximately $0.2 million for the sale of its common stock. Over the next 12 months, the Company’s plan includes growing its clinic revenue organically and pursuing additional profitable fertility clinic acquisitions. Until the Company can generate positive cash from operations, it will need to raise additional funding to meet its liquidity needs and to execute its business strategy. As in the past, the Company will seek debt and/or equity financing, which may not be available on reasonable terms, if at all.

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

Note 4 – Business Combinations

NAYA Therapeutics

On October 11, 2024 (the “Effective Time”), the Company, a wholly owned subsidiary (“Merger Sub”), and NTI entered into an Amended and Restated Agreement and Plan of Merger (the “A&R Merger Agreement”) and consummated the transactions contemplated thereby (the “NTI Acquisition”). Upon the terms and subject to the conditions set forth in the A&R Merger Agreement, Merger Sub merged with and into NTI, with NTI continuing as the surviving corporation and a wholly owned subsidiary of the Company.

At the Effective Time and as a result of the consummation of the NTI Acquisition:

● Each share of Class A common stock, par value $0.000001 per share, and Class B common stock, par value $0.000001 per share, of NTI (“NTI common stock”) outstanding immediately prior to the Effective Time, other than certain excluded shares held by NTI as treasury stock or owned by the Company or Merger Sub, automatically converted into the right to receive 82 shares of the Company’s common stock and 30,375 shares of the Company’s newly-designated Series C-1 Convertible Preferred Stock (the “Series C-1 Preferred”). See Note 13 – Stockholders’ Equity for additional information on the Series C-1 Preferred.

● Certain outstanding debt obligations of NTI, including a portion of an amended and restated senior secured convertible debenture issued to Five Narrow Lane LP (“FNL”), with a combined principal balance of $8,575,833 converted into the right to receive 465 shares of the Company’s common stock and 8,576 shares of the Company’s newly-designated Series C-2 Convertible Preferred Stock (the “Series C-2 Preferred”). The Company and FNL have agreed that the Company shall issue to FNL a pre-funded common stock purchase warrant (the “NAYA Acquisition Pre-funded Warrants”) to purchase up to 320 shares of the Company’s common stock in lieu of 320 shares of the aforementioned common stock. See Note 13 – Stockholders’ Equity for additional information on the Series C-2 Preferred.

● The remaining balance of the amended and restated senior secured convertible debenture issued to FNL in the amount of $3,934,146 was exchanged for a 7.0% senior secured convertible debenture in the principal balance of $3,934,146 due December 11, 2025 (the “Convertible Debenture”). A description of the rights, preferences, and privileges of the Convertible Debenture are set forth below in Note 10 – Notes Payable.

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
$29,598,061

On June 2, 2025, the Company divested a majority stake in NTI. The Company elected to redeem all outstanding shares of Series C-1 Preferred at a redemption price of 113.8558 shares of Class A Common Stock of NTI for each share of C-1 Preferred being redeemed. Immediately, prior to the redemption, the Company was the holder of 3,227,813 shares of Class A Common Stock of NTI, representing all outstanding common shares of NTI. The Company retained 6,300 shares of Series A Preferred Stock of NTI, which represents 19.9% of the outstanding common stock on an as-if converted basis. In addition, on May 28, 2025, NTI issued a secured convertible promissory note (“NTI Note Receivable”) in the principal amount of $4,803,175 to the Company. The NTI Note Receivable carries an interest rate of 7% per annum and has a maturity date of November 28, 2026. In the event of a Qualified IPO or Qualified Securities transaction, the NTI Note Receivable shall convert into share of NTI Class A Common Stock at a conversion price equal to the closing sale price of the IPO or Qualified Securities, subject to beneficial ownership limitations.

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

The Company’s consolidated financial statements for the year ended December 31, 2025, include NTI’s results of operations through June 2, 2025. The Company’s consolidated financial statements reflect the purchase accounting adjustments in accordance with ASC 805 “Business Combinations”, whereby the purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values on the acquisition date as well as deconsolidation adjustments in accordance with ASC 810 “Consolidation”, whereby the loss upon disposition was recognized.

The carrying amounts of major classes of assets and liabilities held for disposal are as follows:

December 31, 2024
ASSETS
Cash	$121,876
Prepaid expenses and other current assets	1,437
Intangible assets, net	14,828,000
Goodwill	17,656,707
Total assets held for sale	$32,608,020
LIABILITIES
Accounts payable and accrued liabilities	$4,009,743
Notes payable, net	284,778
Total liabilities held for sale	$4,294,521

The major classes of line items constituting loss from discontinued operations are as follows:

	For the Year Ended
	December 31,
	2025	2024
Revenue	$-	$-
Cost of revenue	-	-
Selling, general and administrative expenses	1,408,305	1,013,003
Research and development expenses	393,470	484,780
Impairment loss	14,645,069	-
Depreciation and amortization	-	-
Interest expense	5,718	21,217
Loss on discontinued operations	$16,452,562	$1,519,000

There were no depreciation, amortization, capital expenditures, or significant operating and investing noncash items related to the discontinued operations.

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

The Bloom Agreement provides Bloom with a “profits interest” in the Georgia JV and, in connection with such profits interest, states that profits and losses be allocated to its members based on a hypothetical liquidation of the Georgia JV. In such a scenario, liquidation proceeds would be distributed in the following order: (a) to INVO CTR until the difference between its capital contributions and distributions (the “Hurdle Amount”) equals $0; (b) to Bloom until its distributions equal 150% of the liquidation amounts distributed to INVO CTR (a “catch-up” to rebalance the distributions between members); and (c) thereafter on a pro rata basis. The Georgia JV had no assets or liabilities at the time the units were issued, and, as of December 31, 2025, INVO CTR had made capital contributions greater than the net loss of the Georgia JV. As such, the entire net loss was allocated to INVO CTR, and no loss was allocated to the noncontrolling interest of Bloom.

The Company determined the Georgia JV is a VIE, and that the Company is its primary beneficiary because the Company has an obligation to absorb losses that are potentially significant and the Company controls the majority of the activities that impact the Georgia JV’s economic performance, specifically control of the INVOcell and lab services quality management. As a result, the Company consolidated the Georgia JV’s results with its own. As of December 31, 2025, the Company invested $0.9 million in the Georgia JV in the form of capital contributions as well as $0.5 million in the form of a note. For the years ended December 31, 2025 and 2024, the Georgia JV recorded a net gain of $0.1 million and net loss of $0.2 million, respectively. Noncontrolling interest in the Georgia JV was $0.

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

The Company determined that the Alabama JV is a variable interest entity (“VIE”) for which no party is the primary beneficiary. Although the Company has potentially significant economic exposure as the Alabama JV’s primary funding source, it does not have unilateral power to direct the activities that most significantly impact the Alabama JV’s economic performance, as such power is shared between the parties under the Alabama JV’s operating agreement. Accordingly, the Company accounts for its interest in the Alabama JV under the equity method.

The Company funded the Alabama JV in the form of a $1.7 million note receivable issued by HRCFG (the “Alabama JV Note Receivable”). The Alabama JV Note Receivable has an annual interest rate of 1.5% and repayment is to be made from 30% of the Alabama JV’s operating profit. Beginning in May 2022, the principal Alabama JV Note Receivable was reduced by $15,000 each month in exchange for consulting services provided by the members of HRCFG. The consulting agreement was terminated in the third quarter of 2025. As of December 31, 2025 and 2024 the principal balance of the Alabama JV Note Receivable was $1.2 million and $1.1 million respectively.

The Company co-signed a lease with HRCFG to provide facilities for the Alabama JV’s clinical operations. The Alabama JV is responsible for the lease payments and controls the use of the leased premises. The Company is obligated to satisfy the lease payments only in the event the Alabama JV is unable to do so. The remaining lease payments as of December 31, 2025 and 2024 were $0.3 million and $0.4 million, respectively.

For the years ended December 31, 2025 and 2024, the Alabama JV recorded net income of $0.06 million and $0.02 million, respectively, of which the Company recognized gains from equity method investments of $0.03 million and $0.01 million, respectively. The negative carrying value of the Alabama JV as of December 31, 2025 and 2024 was $(0.4) million and $(0.5) million, respectively.

The following table summarizes our investments in unconsolidated VIEs:

			Carrying Value as of
	Location	Percentage Ownership	December 31, 2025	December 31, 2024
HRCFG INVO, LLC	Alabama, United States	50%	$637,053	740,759
Total investment in unconsolidated VIEs			$637,053	740,759

Earnings from investments in unconsolidated VIEs were as follows:

	Year Ended December 31,
	2025	2024
HRCFG INVO, LLC	$31,294	9,045
Total earnings from unconsolidated VIEs	$31,294	9,045

The following tables summarize the combined unaudited financial information of our investments in unconsolidated VIEs:

	Year Ended December 31,
	2025	2024
Statement of operations:
Operating revenue	$1,300,872	1,280,746
Operating expenses	(1,238,284)	(1,260,219)
Net income (loss)	$62,588	20,527

	December 31, 2025	December 31, 2024
Balance sheet:
Current assets	$105,845	105,949
Long-term assets	388,647	481,102
Current liabilities	(127,217)	(119,436)
Long-term liabilities	-	-
Net assets	$367,275	467,615

Note 6 – Agreements and Transactions with VIE’s

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

The following table summarizes the Company’s transactions with VIEs:

	Year Ended December 31,
	2025	2024
Bloom Invo, LLC
INVOcell revenue	$27,000	$24,000
Unconsolidated VIEs
INVOcell revenue	$6,000	$7,500

The Company had balances with VIEs as follows:

	December 31, 2025	December 31, 2024
Bloom Invo, LLC
Accounts receivable	$-	$37,500
Notes payable	511,946	497,321
Unconsolidated VIEs
Accounts receivable	$28,500	$22,500

Note 7 – Inventory

Components of inventory are:

	December 31, 2025	December 31, 2024
Raw materials	$50,323	$53,537
Finished goods	174,930	166,227
Total inventory	$225,253	$219,764

Note 8 – Property and Equipment

The estimated useful lives and accumulated depreciation for equipment are as follows as of December 31, 2025, and December 31, 2024:

Estimated Useful Life
Manufacturing equipment	6 to 10 years
Medical equipment	10 years
Office equipment	3 to 7 years

	December 31, 2025	December 31, 2024
Manufacturing equipment	$132,513	$132,513
Medical equipment	522,624	483,145
Office equipment	93,837	89,904
Leasehold improvements	96,817	96,817
Less: accumulated depreciation	(459,626)	(335,695)
Total equipment, net	$386,165	$466,684

During each of the years ended December 31, 2025, and 2024, the Company recorded depreciation expense of $123,931 and $102,103, respectively.

For the years ended December 31, 2025, and 2024, the Company recognized a loss on disposal of fixed assets of $0 and $511,663, respectively.

Note 9 – Intangible Assets & Goodwill

Components of intangible assets are as follows:

	December 31, 2025	December 31, 2024
Tradename	$253,000	$510,000
Noncompetition agreement	1,980,500	3,961,000
Less: accumulated amortization	(908,355)	(938,069)
Total intangible assets	$1,325,145	$3,532,931

The changes in the carrying amount of goodwill are as follows:

	Fertility Clinic Services	Therapeutics	Total
Balance as of December 31, 2024
Goodwill	$5,878,986	$17,656,707	$23,535,693
Accumulated impairment losses	-	-	-
	5,878,986	17,656,707	23,535,693
Impairment losses	-	(14,645,069)	(14,645,069)
Goodwill written off related to divesture	-	(3,011,638)	(3,011,638)
Balance as of December 31, 2025
Goodwill	5,878,986	14,645,069	20,524,055
Accumulated impairment losses	-	(14,645,069)	(14,645,069)
	$5,878,986	$-	$5,878,986

As part of the Wisconsin Fertility Institute (“WFI”) acquisition, which closed on August 10, 2023, the Company acquired a tradename valued at $253,000, noncompetition agreements valued at $3,961,000 and goodwill of $5,878,986 which includes assembled workforce valued at $34,000. The tradename was deemed to have a useful life of 10 years. The noncompetition agreements were deemed to have a useful life of 5 years. The Company recognized an impairment of $1,397,353 in its Clinic Services segment on the noncompetition agreement as the Company agreed to release Dr. Pritts from her noncompetition agreement as part of a settlement and binding term sheet entered into with Dr. Pritts on May 14, 2025. See Note 18 – Commitments and Contingencies for additional information on the settlement and binding term sheet.

As part of the NTI Acquisition, which closed on October 11, 2024, the Company acquired a tradename valued at $257,000, in-process research and development valued at $14,571,000, and goodwill of $17,656,707, which includes assembled workforce valued at $203,000. The NTI tradename and in-process research and development were deemed to have an indefinite useful life. These assets were derecognized upon the disposition of the majority stake of NTI on June 2, 2025. See Note 4 – Business Combination for additional information on the NTI disposition.

During the year ended December 31, 2025, and 2024, the Company recorded amortization expenses related to intangible assets of $553,433 and $817,500, respectively. This amortization expense is related to the WFI tradename and WFI noncompetition agreements.

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

The following table presents estimated future amortization expense:

2026	$421,400
2027	421,400
2028	366,386
2029	25,300
2030	25,300
Total	$1,259,786

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

As of December 31, 2025, the Company’s lease components included in the consolidated balance sheet were as follows:

Lease component	Balance sheet classification	December 31, 2025	December 31, 2024
Assets
ROU assets - operating lease	Other assets	$1,286,217	$1,493,620
Total ROU assets		$1,286,217	$1,493,620

Liabilities
Current operating lease liability	Current liabilities	$208,987	$181,132
Long-term operating lease liability	Other liabilities	1,171,075	1,395,612
Total lease liabilities		$1,380,062	$1,576,744

Future minimum lease payments as of December 31, 2025 were as follows:

2026	393,231
2027	361,187
2028	247,600
2029	255,028
2030 and beyond	979,351
Total future minimum lease payments	$2,236,397
Less: Interest	(856,335)
Total operating lease liabilities	$1,380,062

For the years ended December 31, 2025 and 2024, the weighted average remaining lease term for operating leases was 78 months and 85 months, respectively. For the years ended December 31, 2025 and 2024, the weighted average discount rate for operating leases was 14.6% and 14.2%, respectively. The Company paid approximately $0.4 million in cash for operating lease amounts included in the measurement of lease liabilities for the year ended December 31, 2025 and approximately $0.4 million for the year ended December 31, 2024. The Company did not have any finance leases as of December 31, 2025 and 2024.

For the year ended December 31, 2024, the Company recognized a gain on lease termination of $94,551 related to the termination of the lease associated with a former project in Tampa, FL.

Note 11 – Notes Payable

Notes payables consisted of the following:

	December 31, 2025	December 31, 2024

Related party demand notes with a 10% financing fee. 10% annual interest from issuance. As of December 31, 2025 and December 31, 2024, all these notes are callable.	$220,000	$880,000
Related party convertible notes with a 10% financing fee. 10% annual interest from issuance. As of December 31, 2025 and December 31, 2024, all these notes are callable.	660,000	-
Convertible notes payable. 10% annual interest. Conversion price of $16.00	50,000	235,000
Convertible note payable. 12% annual interest. Conversion price of $288.00	-	85,000
Cash advance agreement	-	258,202
Note payable. 35% - 100% cumulative interest. Matures on June 29, 2028	1,089,389	1,280,986
Convertible debenture payable. 7% annual interest.	-	4,434,146
Note payable. 7% annual interest	-	253,678
Other debt	-	181,100
Less debt discount and financing costs	-	(141,328)
Total, net of discount	2,019,389	7,466,784
Less current portion	1,274,664	6,338,071
Long-term portion of notes payable	$744,725	$1,128,713

Related Party Demand Notes

JAG Note

In the fourth quarter of 2022, the Company received $500,000 through the issuance of five demand notes (the “JAG Notes”) from a related party, JAG Multi Investments LLC (“JAG”). The Company’s Chief Business Officer is a beneficiary of JAG but does not have any control over JAG’s investment decisions with respect to the Company. The JAG Notes accrue 10% annual interest from their respective dates of issuance. At maturity, the Company agreed to pay outstanding principal, a 10% financing fee and accrued interest. On July 10, 2023, the Company received an additional $100,000 from JAG through the issuance of an additional demand note.

On January 21, 2025, the Company received a demand notice from JAG.

On August 13, 2025, the Company and JAG entered into a letter agreement (the “JAG August Letter”) pursuant to which (i) the maturity date of the JAG Notes is extended until September 30, 2025, (ii) if the Company pays $100,000 to JAG before September 30, 2025, the maturity of the JAG Notes will be extended automatically to December 31, 2025, (iii) if the Company pays an additional $175,000 to JAG before the end of each subsequent quarter, the maturity of the JAG Notes will be extended automatically by an additional calendar quarter, until the JAG Notes have been repaid in full, (iv) if the Company raises more than $3,000,000 after the date of the letter agreement, the Company shall pay ten percent (10%) of any proceeds in excess of $3,000,000 to repay the JAG Notes, (v) the JAG Notes may be converted by the holder into shares of the Company’s common stock at a conversion price of $80.00 per share, and (iv) the Company agreed to issue to JAG a warrant (the “JAG Warrant”) to purchase up to 3,750 shares of the Company’s common stock at an exercise price of $80.00 per share, exercisable for five years from the date of issuance.

As the JAG August Letter added a conversion feature to the JAG Notes the modification was accounted for as an extinguishment. The Company recognized a loss of $235,712 based on the fair value of the warrants issued with the modification.

On November 13, 2025, the Company and JAG entered into a letter agreement (the “JAG Nov Letter”) pursuant to which (i) the maturity date of the JAG Notes was extended until December 31, 2025, if the Company pays $100,000 to JAG by November 30, 2025, (ii) the exercise price on the JAG Warrant was reduced from $80.00 per share to $30.00 per share, and (iii) the remaining terms of the JAG August Letter remained unchanged. The Company reviewed the revised terms of the JAG Nov Letter both qualitatively and quantitatively and determined it was a modification.

For the years ended December 31, 2025 and 2024, the Company incurred $60,833 and $61,000 in interest related to the JAG Notes, respectively. In December 2025, the Company repaid $63,000 of interest due on the JAG Notes. As of December 31, 2025 the balance of the JAG Notes was $660,000 plus outstanding accrued interest of $120,437.

Executive Notes

In the fourth quarter of 2022, the Company received $200,000 through the issuance of demand promissory notes of which (1) $100,000 was received from its Chief Executive Officer ($60,000 on November 29, 2022, $15,000 on December 2, 2022, and $25,000 on December 13, 2022) and (2) $100,000 was received from an entity controlled by its Chief Business Officer ($75,000 on November 29, 2022 and $25,000 on December 13, 2022). These notes accrue 10% annual interest accrues from the date of issuance. These notes are callable with 10 days prior written notice for the principal amounts, a 10% financing fee, and accrued interest.

For the years ended December 31, 2025 and 2024, the Company incurred $20,278 and $20,333 in interest related to these demand notes, respectively. As of December 31, 2025 the cumulative balance of these demand notes was $220,000 plus outstanding accrued interest of $62,460.

Standard Merchant Cash Advance

On September 25, 2024, the Company entered into a Standard Merchant Cash Advance Agreement (the “Sept 24 Cash Advance Agreement”) with Cedar under which Cedar purchased $384,250 of the Company’s receivables for a gross purchase price of $265,000. The Company received net proceeds of $251,750. Until the purchase price was repaid, the Company agreed to pay Cedar $9,606 per week and, as of July 3, 2025, the purchase price was fully repaid.

The financing fees were recorded as a debt discount. For the year ended December 31, 2025, the Company amortized $86,598 of the debt discount and, as of December 31, 2025, the debt discount was fully amortized. For the year ended December 31, 2024, the Company amortized $45,902 of the debt discount.

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

On August 13, 2025, the Company, the Lender, Steven Shum and the Guarantors entered into a third amendment to the Loan Agreement, pursuant to which (i) the Lender consented to the change of the Company’s name to INVO Fertility, Inc., (ii) the Lender waived the event of default that would result from the entry of judgment pursuant to the Term Sheet with Dr. Pritts and the Pritts Trust, (iii) the parties agreed to an adjusted repayment schedule whereby the monthly payment under the Loan Agreement increased by $20,000, and (iv) the Company agreed to reimburse the Lender for approximately $17,500 in fees and expenses incurred in connection with the third amendment. The Company reviewed the revised terms of the third amendment both qualitatively and quantitatively and as there was more than a 10% change in cash flows determined it should be accounted for an extinguishment. As such the $17,500 in lender fees were expensed immediately as an extinguishment loss.

The financing fees for the RSLA Loan were recorded as a debt discount. For the year ending December 31, 2025, the Company amortized $6,382 of the debt discount and as of December 31, 2025 had a remaining debt discount balance of $22,171. For the year ending December 31, 2025 the Company incurred $498,403 in interest related to the RSLA Loan.

Future Receipts Agreement

On February 26, 2024, the Company finalized an Agreement for the Purchase and Sale of Future Receipts (the “Future Receipts Agreement”) with a buyer (the “Buyer”) under which the Buyer purchased $344,925 of our future sales for a gross purchase price of $236,250. The Company received net proceeds of $225,000. Until the purchase price was repaid, the Company agreed to pay the Buyer $13,797 per week. As of December 31, 2024, the Future Receipts Agreement was fully repaid.

The financing fees were recorded as a debt discount. For the year ended December 31, 2024, the Company amortized $119,925 of the debt discount and, as of December 31, 2024, was fully amortized.

FirstFire Convertible Note

On April 5, 2024, the Company entered into a purchase agreement with FirstFire Global Opportunities Fund, LLC (“FirstFire”), pursuant to which FirstFire agreed to purchase, and the Company agreed to issue and sell, (i) a promissory note with an aggregate principal amount of $275,000, which is convertible into shares of the Company’s common stock, according to the terms, conditions, and limitations outlined in the note (the “FirstFire Note”), (ii) a warrant to purchase 159 shares of the Company’s common stock at an exercise price of $1728.00 per share, (iii) a warrant to purchase 348 shares of common stock at an exercise price of $14.40 issued to FirstFire, and (iv) 35 shares of common stock, for a purchase price of $250,000. Carter, Terry, & Company, Inc. acted as placement agent for the transaction, for which it received a cash fee of $25,000 and 41 restricted shares of the Company’s common stock.

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

The financing fees for the FirstFire Note were recorded as a debt discount. For the year ending December 31, 2025, the Company amortized $43,677 of the debt discount and, as of December 31, 2025, it was fully amortized. For the year ending December 31, 2025, the Company incurred $11,800 in interest related to the FirstFire Note. For the year ending December 31, 2024, the Company amortized $124,135 of the debt discount and incurred $33,000 in interest related to the FirstFire Note.

On October 14, 2024, $190,000 of the note was converted to 660 shares of common stock. The remaining balance and $33,000 of outstanding interest was paid on January 16, 2025.

7.0% Senior Secured Convertible Debenture

In connection with the NTI Acquisition, on October 11, 2024, the Company issued the Convertible Debenture in the principal amount of $3,934,146 to FNL in an exchange of an outstanding note of NTI held by FNL. The Convertible Debenture carried an interest rate of seven percent (7%) per annum, payable on the first business day of each calendar month commencing November 1, 2024. Monthly principal payments of $437,127 were due to start on March 14, 2025. Upon shareholder approval FNL had the right to convert principal and interest into shares of the Company’s stock as a conversion price of $1400.40 per share. The maturity date of the Convertible Debenture was December 11, 2025 (the “Maturity Date”), at which point the outstanding principal amount, together with any accrued and unpaid interest and other fees, would be due and payable to the holder of the Convertible Debenture.

In November 2024, the Company received an additional $500,000 from FNL under the Convertible Debenture. In January 2025, the Company repaid $500,000 out of the net proceeds from the Jan 2025 Offering (see Note 13 – Stockholder’s Equity for additional information on the Jan 2025 Offering).

Amended and Restated Debenture (May 2025)

On May 23, 2025, the Company agreed to exchange the Convertible Debenture for an amended and restated debenture (the “Amended and Restated Debenture”). The Amended and Restated Debenture carried an interest rate of seven percent (7%) per annum, payable on the fifteenth (15th) day of each calendar month commencing August 15, 2025, and the principal sum was $4,803,175. The maturity date of the Amended and Restated Debenture was February 11, 2026.

Following the Company’s stockholders approval of the issuance of any Company common stock upon conversion of the Amended and Restated Debenture on June 25, 2025, the holder of the Amended and Restated Debenture became entitled to convert any portion of the outstanding and unpaid principal amount and accrued interest into shares of Company common stock at an initial conversion price of $193.20 per share, subject to adjustment as described therein.

Commencing August 15, 2025, and on the 15th of each month thereafter until the maturity date, the Company would have been required to redeem $686,168, plus accrued but unpaid interest and other fees, of the principal amount of the Amended and Restated Debenture.

The Company reviewed the revised terms of the Amended and Restated Debenture both qualitatively and quantitatively and as there was more than a 10% change in cash flows determined it should be accounted for an extinguishment. The Company recognized an extinguishment loss of $692,270.

At the time of the exchange, the Company lacked sufficient authorized but unissued shares of common stock to satisfy potential conversion of the Amended and Restated Debenture in full. Because the conversion feature could not be classified in equity due to the insufficient authorized share availability, it was required to be bifurcated from the host debt instrument and recognized as a derivative liability measured at fair value through earnings pursuant to ASC 815-15, Embedded Derivatives. Accordingly, the fair value of the conversion feature of $2,129,660 was bifurcated from the host debt instrument on May 23, 2025, and recorded as a derivative liability, with a corresponding debt discount recorded against the carrying value of the Amended and Restated Debenture. The debt discount was amortized to interest expense over the term of the Amended and Restated Debenture using the effective interest method. The Company amortized $396,233 of the debt discount as interest expense during the year ended December 31, 2025 and remaining amount was pro rata recognized as the debenture was converted.

The conversion feature was valued using a binomial lattice model and was revalued at each period end. The fair value as of June 30, 2025 was $222,535, primarily due to a decrease in the Company’s stock price, as such the Company recognized a gain on fair value of $1,145,732.

The authorized share deficiency was remedied on July 23, 2025, when shareholders approved an increase in the Company’s authorized common stock. At that date, the conditions that had previously prevented equity classification were resolved and the derivative liability was reclassified to additional paid-in capital at its then-current fair value of $85,121, in accordance with ASC 815-40. No gain or loss was recognized upon reclassification.

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

Amended and Restated Debenture (August 2025)

On August 21, 2025, the Company and FNL entered into an agreement (the “Aug 25 Amendment and Exchange Agreement”) pursuant to which the parties agreed to exchange the Amended and Restated Debenture in exchange for a Second Amended and Restated Debenture to (i) decrease the outstanding principal amount of the Second Amended and Restated Debenture to $1,751,344, (ii) remove provisions related to Monthly Redemption Amounts, as defined in the Second Amended and Restated Debenture, and (iii) make other changes mutually agreed to between the parties.

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

The Company reviewed the revised terms of the Aug 25 Amendment and Exchange Agreement both qualitatively and quantitatively and as there was more than a 10% change in cash flows determined it should be accounted for an extinguishment. The Company recognized an extinguishment loss of $1,248,747.

On September 29, 2025, the Company and FNL entered into an exchange agreement pursuant to which FNL agreed to exchange the Second Amended and Restated Debenture held by FNL for receipt of shares of Series C-2 Preferred with an aggregated stated value of $1,334,000. In consideration thereof, the Company agreed to issue 467 additional shares of Series C-2 Preferred to FNL. As a result, the Second Amended and Restated Debenture has been paid in full.

For the year ended December 31, 2025 and 2024, the Company incurred $106,922 in interest related to the Original Debenture, $59,104 in interest related to the First Amended and Restated Debenture, and $10,734 in interest related to the Second Amended and Restate Debenture. For the year ended December 31, 2024, the Company incurred $69,838 in interest related to the Original Debenture.

Long-term debt maturities at December 31, 2025:

2026	$305,931
2027	586,557
2028	-
2029	-
2030 and beyond	-
Long term notes payable	$892,488

Note 12 – Related Party Transactions

JAG Note Payable and Warrant

In the fourth quarter of 2022, the Company issued a series of demand promissory notes in the aggregate principal amount of $550,000 to a related party, JAG, a company in which the Company’s Chief Business Officer is a beneficiary but does not have any control over its investment decisions with respect to the Company, for an aggregate purchase price of $500,000. The JAG Notes accrue 10% annual interest from their respective dates of issuance. At maturity, the Company agreed to pay outstanding principal, a 10% financing fee and accrued interest. On July 10, 2023, the Company issued an additional demand promissory note in the principal amount of $110,000 to JAG for a purchase price of $100,000.

In consideration for subscribing to the JAG Note for $100,000 dated December 29, 2022, and for agreeing to extend the date on which the other JAG Notes are callable to March 31, 2023, the Company issued JAG a warrant to purchase 61 shares of common stock. The warrant may be exercised for a period of five (5) years from issuance at a price of $14,400.00 per share. On July 10, 2023, JAG agreed to extend the date on which the JAG Notes are callable to September 30, 2023. On January 21, 2025, the Company received a demand notice from JAG.

On August 13, 2025, the Company and JAG entered into the JAG August Letter pursuant to which (i) the maturity date of the JAG Notes is extended until September 30, 2025, (ii) if the Company pays $100,000 to JAG before September 30, 2025, the maturity of the JAG Notes will be extended automatically to December 31, 2025, (iii) if the Company pays an additional $175,000 to JAG before the end of each subsequent quarter, the maturity of the JAG Notes will be extended automatically by an additional calendar quarter, until the JAG Notes have been repaid in full, (iv) if the Company raises more than $3,000,000 after the date of the letter agreement, the Company shall pay ten percent (10%) of any proceeds in excess of $3,000,000 to repay the JAG Notes, (v) the JAG Notes may be converted by the holder into shares of the Company’s common stock at a conversion price of $80.00 per share, and (iv) the Company agreed to issue to JAG a warrant to purchase up to 3,750 shares of the Company’s common stock at an exercise price of $80.00 per share, exercisable for five years from the date of issuance (the “JAG Warrant”).

On November 13, 2025, the Company and JAG entered into the JAG Nov Letter pursuant to which (i) the maturity date of the JAG Notes was extended until December 31, 2025, if the Company pays $100,000 to JAG by November 30, 2025, (ii) the exercise price on the JAG Warrant was reduced from $80.00 per share to $30.00 per share, and (iii) the remaining terms of the JAG August Letter remained unchanged.

For the years ended December 31, 2025 and 2024, the Company incurred $60,833 and $61,000 in interest related to the JAG Notes, respectively. In December 2025, the Company repaid $63,000 of interest due on the JAG Notes. As of December 31, 2025 the balance of the JAG Notes was $660,000 plus outstanding accrued interest of $120,437.

Executive Notes Payable

In the fourth quarter of 2022, the Company issued demand promissory notes in the aggregate principal amount of $220,000 for an aggregate purchase price of $200,000, of which (1) $100,000 was received from its Chief Executive Officer ($60,000 on November 29, 2022, $15,000 on December 2, 2022, and $25,000 on December 13, 2022) and (2) $100,000 was received from an entity controlled by its Chief Business Officer ($75,000 on November 29, 2022 and $25,000 on December 13, 2022). These notes accrue 10% annual interest accrues from the date of issuance. These notes are callable with 10 days prior written notice. At maturity, the Company agreed to pay outstanding principal, a 10% financing fee, and accrued interest.

For the years ended December 31, 2025 and 2024, the Company incurred $20,278 and $20,333 in interest related to these demand notes, respectively. As of December 31, 2025 the cumulative balance of these demand notes was $220,000 plus outstanding accrued interest of $62,460.

Note 13 – Stockholders’ Equity

Reverse Stock Split (March 2025)

On February 24, 2025, the Company’s board of directors approved a reverse stock split of the Company’s common stock at a ratio of 1-for-12 and also approved a proportionate decrease in its authorized common stock to 4,166,667 shares from 50,000,000. The reverse stock split took effect on March 18, 2025. All share information included in this Form 10-K has been reflected as if the reverse stock split occurred as of the earliest period presented.

Reverse Stock Split (July 2025)

On June 30, 2025, the Company’s board of directors approved a reverse stock split of the Company’s common stock at a ratio of 1-for-3 and also approved a proportionate decrease in its authorized common stock to 1,388,888 shares from 4,166,667. The reverse stock split took effect on July 21, 2025. All share information included in this Form 10-K has been reflected as if the reverse stock split occurred as of the earliest period presented.

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

Reverse Stock Split (Nov 2025)

On November 26, 2025, the Company’s board of directors approved a reverse stock split of the Company’s common stock at a ratio of 1-for-8 and also approved a proportionate decrease in its authorized common stock to 6,250,000 shares from 50,000,000. The reverse stock split took effect on November 28, 2025. All share information included in this Form 10-K has been reflected as if the reverse stock split occurred as of the earliest period presented.

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

Each share of Series C-1 Preferred had a stated value of $1,000.00, which was convertible into shares of the Company’s common stock at a conversion price equal to $1,481.945 per share, subject to adjustment. The Series C-1 Preferred could not be converted into shares of the Company’s common stock unless and until the Company’s stockholders approved the issuance of common stock upon conversion of the Series C-1 Preferred. Each share of Series C-1 Preferred would automatically convert into the Company’s common stock if the Company’s stockholders approved the issuance, except that the Company could not effect such conversion if, after giving effect to the conversion or issuance, the holder, together with its affiliates, would beneficially own in excess of 19.99% of the Company’s outstanding common stock.

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

On January 14, 2025, the Company consummated the Jan 2025 Offering (as defined below). Upon completion of this offering, the Company no longer had sufficient authorized but unissued common stock available to cover all of its outstanding Series C-1 Preferred. Under the Company’s sequencing policy, authorized but unissued common stock is allocated first to currently exercisable equity instruments and then to instruments requiring shareholder approval. Because the Series C-1 Preferred required shareholder approval, it did not have sufficient authorized but unissued common stock available and therefore was classified as mezzanine (temporary) equity as of January 14, 2025.

On May 28, 2025, the Company filed with the Nevada Secretary of State a certificate of amendment to the Series C-1 Certificate of Designation pursuant to which, the Company was entitled to redeem the Series C-1 Preferred, at the Company’s option, at any time or from time to time upon not less than 2 calendar days written notice to the holders prior to the date fixed for redemption thereof, at a redemption price of 113.8558 shares of Class A Common Stock of NTI for each share of Series C-1 Preferred being redeemed.

On May 28, 2025, the Company gave notice to the holders of the Series C-1 Preferred that the Company elected to redeem, and would redeem, on May 31, 2025, all of the issued and outstanding shares of its Series C-1 Preferred (including any accrued but unpaid dividends) at a redemption price of 113.8558 shares of Class A Common Stock of NTI for each share of C-1 Preferred being redeemed. The redemption became effective on the following business day, June 2, 2025.

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

Each share of Series C-2 Preferred has a stated value of $1,000.00, which, along with any additional amounts accrued thereon pursuant to the terms of the Series C-2 Certificate of Designation (collectively, the “Conversion Amount”) is convertible into shares of the Company’s common stock at a an initial conversion price equal to $992.60 per share, subject to adjustment as set forth in the C-2 Certificate of Designation. Following the Company’s stockholders approval of the issuance of common stock upon conversion of the Series C-2 Convertible Preferred Stock, each share of Series C-2 Preferred became convertible into the Company’s common stock at the option of the holder of such Series C-2 Preferred shares, except that the Company may not effect such conversion if, after giving effect to the conversion or issuance, the holder, together with its affiliates, would beneficially own in excess of 9.99% of the Company’s outstanding common stock.

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

Other than those rights provided by law, the Series C-2 Preferred has no voting rights. The Series C-2 Preferred was only redeemable upon a “Bankruptcy Triggering Event” or a “Change of Control” that may have occurred after May 9, 2025. Due to the Series C-2 Preferred being redeemable under these triggering events it was classified as mezzanine equity until it was amended on June 27, 2025, to remove the triggering event redemption (as noted below). As the Company did not have sufficient authorized but unissued common stock, the Series C-2 Preferred remained classified as mezzanine equity. Following shareholder ratification of the increase in authorized shares on July 23, 2025, the Series C-2 Preferred was reclassified as permanent equity.

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

On June 26, 2025, FNL exercised its Additional Investment Right to acquire 500 shares of Series C-2 Preferred, with an aggregate stated value of $500,000, for $500,000 in cash. No gain or loss was recognized on this transaction. As a result of the exercise, the conversion price on the Series C-2 Preferred adjusted to $22.80. The Series C-2 Preferred issued pursuant to this exercise were sold and issued, and the shares of common stock issuable thereunder will be sold and issued, without registration under the Securities Act, in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act and/or Rule 506 promulgated thereunder as transactions not involving a public offering.

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

On June 30, 2025, the Company entered into an inducement letter agreement (the “AIR Exercise and Reload Agreement”) with FNL, pursuant to which FNL agreed to exercise its Additional Investment Right to acquire 1,800 shares of Series C-2 Preferred, with an aggregate stated value of $1,800,000, in exchange for $1,800,000 in principal amount, plus accrued and unpaid interest thereon of the Amended and Restated Debenture. Pursuant to the AIR Exercise and Reload Agreement, FNL agreed to exercise its Additional Investment Right in consideration for the Company’s agreement to issue 630 shares of new unregistered Series C-2 Preferred to FNL. The Company recognized a $692,270 extinguishment loss associated with this transaction. See Note 11 – Notes Payable for additional information on the extinguishment of the Amended and Restated Debenture.

During the third quarter of 2025 FNL exercised its Additional Investment Right to acquire 1,650 shares of Series C-2 Preferred, with an aggregate stated value of $1,650,000, for $1,650,000 in cash. No gain or loss was recognized on these transactions. As a result of these exercises, the conversion price on the right to additionally acquire Series C-2 Preferred adjusted to $28.564. The Series C-2 Preferred issued pursuant to these exercises were sold and issued, and the shares of common stock issuable thereunder will be sold and issued, without registration under the Securities Act, in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act and/or Rule 506 promulgated thereunder as transactions not involving a public offering.

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

On September 29, 2025, the Company and FNL entered into an exchange agreement pursuant to which FNL agreed to exchange the Second Amended and Restated Debenture held by FNL for receipt of shares of Series C-2 Preferred with an aggregated stated value of $1,334,000. In consideration thereof, the Company agreed to issue 467 additional shares of Series C-2 Preferred to FNL. The Company recognized an $876,165 extinguishment loss associated with this transaction. See Note 11 – Notes Payable for additional information on the extinguishment of the Second Amended and Restated Debenture.

During the fourth quarter of 2025 FNL exercised its Additional Investment Right to acquire 700 shares of Series C-2 Preferred, with an aggregate stated value of $700,000, for $700,000 in cash. No gain or loss was recognized on these transactions. As a result of these exercises, the conversion price on the right to additionally acquire Series C-2 Preferred adjusted to $25.14. The Series C-2 Preferred issued pursuant to these exercises were sold and issued, and the shares of common stock issuable thereunder will be sold and issued, without registration under the Securities Act, in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act and/or Rule 506 promulgated thereunder as transactions not involving a public offering.

As of December 31, 2025, the Company recognized $718,616 in dividends for the Series C-2 Preferred, of which $594,616 was issued as additional Series C-2 Preferred and $124,000 was accrued.

Jan 2025 Public Offering

On January 14, 2025, the Company, consummated a public offering (the “Jan 2025 Offering”) of 9,455 units, each consisting of either one share of common stock, or one pre-funded warrant to purchase one share of common stock (“Jan 2025 PFW”) in lieu thereof, and one warrant to purchase one share of common stock at an offering price of $1,008.00 per unit. The warrants are exercisable from and after the date of their issuance and expire on the five-year anniversary of such date, at an exercise price of $1,008.00 per share of common stock. Each January 2025 PFW was immediately exercisable at an exercise price of $0.144 per share and have been exercised in full as of the date hereof.

Also in connection with the Jan 2025 Offering, on January 13, 2025, the Company entered into a placement agency agreement with Maxim Group LLC (“Maxim”), pursuant to which (i) the Maxim agreed to act as lead placement agent on a “best efforts” basis in connection with the Jan 2025 Offering, and (ii) the Company agreed to pay the Maxim an aggregate fee equal to 6.5% of the gross proceeds raised in the Jan 2025 Offering (or 5.0% in the case of certain investors) and warrants to purchase up to 519 shares of common stock at an exercise price of $1,260.00 per share (the “Jan 2025 Placement Agent Warrants”). The Jan 2025 Placement Agent Warrants are exercisable at any time after the six-month anniversary of the closing date, from time to time, in whole or in part, until five (5) years from the commencement of sales of the securities in the Jan 2025 Offering.

The Company received net proceeds of $8,747,880 from the Jan 2025 Offering.

In connection with the Jan 2025 Offering, the Company entered into a Preferred Stock Redemption Agreement with a holder of the Company’s Series C-2 Convertible Preferred Stock pursuant to which the Company agreed to purchase and acquire from the holder 4,000 shares of C-2 Preferred Stock for $4,000,000.

December 2025 Private Placement

On December 2, 2025, the Company, entered into a securities purchase agreement (the “Dec 2025 Securities Purchase Agreement”) with an institutional investor (the “Purchaser”), pursuant to which the Company agreed to issue and sell securities of the Company, in the aggregate amount of approximately $4,000,000, comprised of 47,000 shares of common stock, pre-funded common stock purchase warrants to purchase 426,373 shares of common stock (the “Pre-Funded Warrants”), and common stock purchase warrants to purchase 946,746 shares of common stock (the “Common Warrants”), to the Purchaser in a private placement (the “Dec 2025 Private Placement”). The Common Warrants are exercisable from and after the Stockholder Approval Date (as defined in the Common Warrants) and expire on the five-year anniversary of such date, at an exercise price of $8.45 per share of Common Stock, subject to adjustment therein. Each Pre-Funded Warrant is immediately exercisable at an exercise price of $0.0005 per share and may be exercised at any time until all of the Pre-Funded Warrants are exercised in full.

The gross proceeds from the Dec 2025 Private Placement before deducting expenses were approximately $4,000,000, excluding placement agent fees and other offering expenses.

Also in connection with the Dec 2025 Private Placement, on December 2, 2025, the Company entered into a placement agency agreement (the “Dec 2025 Placement Agency Agreement”) with Maxim, pursuant to which (i) Maxim agreed to act as exclusive placement agent on a “reasonable best efforts” basis in connection with the Dec 2025 Private Placement, and (ii) the Company agreed to pay Maxim an aggregate fee equal to 8.0% of the gross proceeds raised in the Dec 2025 Private Placement and warrants to purchase up to 23,669 shares of common stock at an exercise price of $10.5625 per share (the “Dec 2025 Placement Agent Warrants”). The Dec 2025 Placement Agent Warrants are exercisable at any time on or after the Filing Date (as defined in the Common Warrant) (the “Initial Exercise Date”), from time to time, in whole or in part, until five (5) years from the Initial Exercise Date. Additionally, the Company reimbursed Maxim for certain expenses and legal fees up to $50,000.

Year Ended December 31, 2025

In January 2025, the Company issued 1,814 shares of common stock pursuant to the Jan 2025 Offering. The securities issued were offered pursuant to the Company’s registration statement on Form S-1, initially filed by the Company with the SEC under the Securities Act on December 17, 2024, and declared effective on January 13, 2025.

In January 2025, the Company issued 73 shares of common stock upon the cashless exercise of the FirstFire Warrants. The Company did not receive any cash proceeds from this issuance.

During the first nine months of 2025, the Company issued 7,888 shares of common stock upon the exercise of the January 2025 PFWs. These shares were issued pursuant to the Company’s registration statement on Form S-1, as amended (File No. 333-283872) initially filed by the Company with the SEC on December 17, 2024, and declared effective on January 13, 2025.

In May 2025, the Company issued 7,888 shares of common stock upon the exercise of the FNL warrants.

In May 2025, the Company issued 319 shares of common stock upon the cashless exercise of the NAYA Acquisition Pre-funded Warrants. These shares were issued pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended. The Company did not receive any cash proceeds from this issuance.

In June 2025, the Company issued 2,193 shares of common stock upon conversion of $250,000 of the Amended and Restated Debenture.

In July 2025, the Company issued 3,375 shares of common stock upon conversion of $312,101 of the Amended and Restated Debenture.

In August and September 2025, the Company issued 68,750 shares of common stock upon conversion of $427,860 of the Second Amended and Restated Debenture.

In December 2025, the Company issued 47,000 shares of common stock pursuant to the Dec 2025 Securities Purchase Agreement.

During 2025, the Company issued 376,743 shares of common stock upon the conversion of shares of Series C-2 Preferred.

During 2025, the Company issued 630 shares of common stock to consultants in consideration of services rendered. The shares were issued under the Company’s 2019 Stock Incentive Plan (the “2019 Plan”).

During 2025, the Company issued 12,495 shares of common stock to consultants in consideration of services rendered. These shares were issued pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

Note 14 – Equity-Based Compensation

Equity Incentive Plans

In October 2019, the Company adopted the 2019 Plan. Under the 2019 Plan, the Company’s board of directors is authorized to grant stock options to purchase common stock, restricted stock units, and restricted shares of common stock to its employees, directors, and consultants. A provision in the 2019 Plan provides for an automatic annual increase equal to 6% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year. On June 25, 2025, stockholders approved a third amendment and restatement of the Company’s 2019 Stock Incentive Plan to increase the number of shares of common stock available for issuance thereunder to a total amount of 50,000.

Options to Purchase Common Stock

Options granted under the 2019 Plan generally have a life of 5 to 10 years and exercise prices equal to or greater than the fair market value of the common stock as determined by the Company’s board of directors. Vesting typically occurs over a one to three-year period.

The following table sets forth the activity of the options to purchase common stock under the 2019 Plan.

	Number of Shares	Weighted Average Exercise Price
Outstanding as of December 31, 2024	93	$50,646.00
Granted	9,050	44.80
Exercised	-	-
Expired	-	-
Canceled	(20)	100,098.03
Balance as of December 31, 2025	9,123	582.89
Exercisable as of December 31, 2025	2,358	$578.91

The fair value of each option granted is estimated as of the grant date using the Black-Scholes option pricing model with the following assumptions:

	Years ended December 31,
	2025	2024
Expected term (in years)	5.50	5.50
Expected stock price volatility	150.67%	150%
Expected dividend yield	-%	-%
Risk-free interest rate range	3.80%	3.95%

The expected term of options granted under the 2019 Plan represents the midpoint between the vesting date and the end of the contractual term as permitted under the “simplified method.” The Company elected the simplified method as it does not have enough historical exercise experience to provide a reasonable basis on which to estimate the expected term. Expected volatility is based upon the average historical volatility of the Company’s common stock over the period commensurate with the expected term of the related instrument. The Company does not currently pay dividends on its common stock, nor does it expect to do so in the foreseeable future.

	Total Intrinsic Value of Options Exercised	Total Fair Value of Options Vested
Year ended December 31, 2024	$-	$278,406
Year ended December 31, 2025	$-	$40,090

Stock-based compensation expense related to options recognized during the year ending December 31, 2025 was $162,920 and the unrecognized stock-based compensation for options as of December 31, 2025 was $33,948. For all stock options granted through December 31, 2025, the weighted average remaining service period is 1.01 years.

On August 25, 2025, the Company granted options to purchase 9,050 shares of the Company’s common stock, having an exercise price of $41.70 per share, exercisable over a 10-year term, to existing employees. The options vest quarterly over one year. The aggregate estimated value using the plain vanilla Black-Scholes Pricing Model, based on a volatility rate of 150.67% and a call option value of $0.9397, and an expected term of 5.5 years, was $377,244.

Common Stock Issued for Services

The fair value of the Company’s common stock issued as compensation is determined to be the market price on the date of the grant.

During the year ended December 31, 2025, the Company issued 3,146 shares of common stock with a fair value of $76,695 to consultants under the 2019 Plan. The shares of common stock vested immediately.

During 2025, the Company issued 12,495 shares of common stock with a fair value of $140,247 to consultants in consideration of services rendered. These shares were issued pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

There were no unvested shares of restricted stock or restricted stock units as of December 31, 2025.

Note 15 – Unit Purchase Options and Warrants

The following table sets forth the activity of unit purchase options:

	Number of Unit Purchase Options	Weighted Average Exercise Price
Outstanding as of December 31, 2024	9	$92,160
Issued	-	-
Exercised	-	-
Expired	(9)	(92,160)
Balance as of December 31, 2025	-	$-

The following table sets forth the activity of warrants:

	Number of Warrants	Weighted Average Exercise Price
Outstanding as of December 31, 2024	2,909	$3,302.35
Issued	966,294	12.32
Exercised	(8,341)	222.48
Expired	(15)	141,312
Balance as of December 31, 2025	960,847	$20.23

The following table sets forth the activity of pre-funded warrants:

	Number of Pre-funded Warrants	Weighted Average Exercise Price
Outstanding as of December 31, 2024	320	$0.15
Issued	434,015	0.003
Exercised	(7,962)	0.144
Expired	-	-
Balance as of December 31, 2025	426,373	$0.0005

Jan 2025 Offering Warrants

On January 14, 2025, the Company consummated the Jan 2025 Offering, consisting of 9,455 units at an offering price of $1,008.00 per unit. The warrants are exercisable from and after the date of their issuance and expire on the five-year anniversary of such date, at an exercise price of $1,008.00 per share of common stock. Each January 2025 PFW was immediately exercisable at an exercise price of $0.144 per share and have been exercised in full as of the date hereof.

Also in connection with the Jan 2025 Offering, on January 13, 2025, the Company entered into a placement agency agreement with the Placement Agent, pursuant to which (i) the Placement Agent agreed to act as lead placement agent on a “best efforts” basis in connection with the Jan 2025 Offering, and (ii) the Company agreed to pay the Placement Agent an aggregate fee equal to 6.5% of the gross proceeds raised in the Jan 2025 Offering (or 5.0% in the case of certain investors) and the Jan 2025 Placement Agent Warrants to purchase up to 519 shares of common stock at an exercise price of $1,260.00 per share.

Warrant Inducement

On April 30, 2025, the Company entered into an inducement letter agreement (the “Inducement Letter Agreement”) with an institutional investor and existing holder (the “Holder”) of certain existing warrants (the “Existing Warrants”) to purchase up to 19,410 shares of the Company’s common stock. The Existing Warrants were originally issued on January 14, 2025, with an exercise price of $1,008.00 per share.

The issuance of the shares of common stock upon exercise of the Existing Warrants was registered pursuant to a registration statement on Form S-1 (File No. 333-283872), which was declared effective by the SEC on January 13, 2025.

Pursuant to the Inducement Letter Agreement, the Holder agreed to exercise the Existing Warrants for cash at the exercise price of $193.20 per share in consideration for the Company’s agreement to issue new unregistered warrants (the “New Warrants”) to purchase up to an aggregate of 5,823 shares of common stock at an exercise price of $193.20 per share. Following the approval by the Company’s stockholders of the issuance of common stock upon the exercise of the New Warrants on June 25, 2025 (such date, the “Stockholder Approval Date”). The New Warrants have a term of five years from the Stockholder Approval Date.

The New Warrants include a Share Combination Event Adjustment provision, which provides that if the lowest volume-weighted average price (“VWAP”) during the five consecutive trading days following a Share Combination Event (as defined in the New Warrants) is below the then-current exercise price, the exercise price will be reduced and the number of warrants will be proportionately increased.

Due to this provision, the New Warrants were classified as a derivative instrument. The Company determined the fair value of the warrants at issuance to be $736,896 using a Black-Scholes option pricing model. The fair value was subsequently remeasured at each reporting period, and as of December 31, 2025, was $70,453. The Company recognized a gain of $666,443 related to the change in fair value of the warrants for the year ended December 31, 2025.

On May 1, 2025, the Company issued 11,646 shares upon the exercise of the Existing Warrants. On May 5, 2025, the Company issued an additional 2,750 shares of common stock upon the exercise of additional Existing Warrants. The aggregate gross proceeds to the Company from the exercise of the Existing Warrants was approximately $927,102, before deducting offering expenses payable by the Company.

JAG Warrant

On August 13, 2025, pursuant to the JAG August Letter, the Company issued JAG a warrant to purchase up to 3,750 shares of the Company’s common stock at an exercise price of $80.00 per share, exercisable for five years from the date of issuance. On November 13, 2025, the Company reduced the exercise price on the JAG warrant from $80.00 per share to $30.00 per share pursuant to the JAG Nov Letter. See Note 11 – Notes Payable for additional information on the JAG August Letter and JAG Nov Letter.

December 2025 Private Placement Warrants

On December 2, 2025, the Company issued pre-funded warrants to purchase 426,373 shares of common stock at an exercise price of $0.0005 per share and warrants to purchase 946,746 shares of common stock at an exercise price of $8.45 per share (the “Dec 25 Warrants”) pursuant to the Dec 2025 Securities Purchase Agreement.

The December 2025 Warrants included a provision that prohibited the holder from exercising the warrants until the Company obtained stockholder approval to increase its authorized shares to a level sufficient to cover the underlying shares issuable upon exercise. Because the Company did not have sufficient authorized shares available at issuance, the December 2025 Warrants were classified as a liability.

The Company determined the fair value of the December 2025 Warrants at issuance to be $4,943,862 using a Black-Scholes option pricing model. Because the fair value of the warrants exceeded the $4,000,000 in net proceeds received from the December 2025 private placement, the Company recognized a loss on issuance of $943,862.

The fair value of the warrants was subsequently remeasured at each reporting period. As of December 31, 2025, the fair value was $1,810,625, and the Company recognized a gain of $3,133,236 related to the change in fair value of the warrants for the year ended December 31, 2025.

On December 2, 2025, the Company issued warrants to purchase up to 23,669 shares of common stock at an exercise price of $10.5625 per share pursuant to the Dec 2025 Placement Agency Agreement.

See Note 13 – Stockholders’ Equity for additional information on the Dec 2025 Private Placement.

Note 16 – Segment Reporting

The Company’s Chief Operating Decision Maker (“CODM”) as defined under GAAP is the Company’s Chief Executive Officer.

The Company defines its segments on the basis of the way in which internally reported financial information is regularly reviewed by the CODM to analyze financial performance, make decisions, and allocate resources. The Company has analyzed its operations per ASC 280 and identified three operating segments: Clinic Services, INVOcell Device and Therapeutics. The three segments align with the Company’s distinct product and service lines. For the year ending December 31, 2025 the Company did not have any sales or operations outside of the United States.

The Clinics Services operating segment consists of financial information for WFI and the Atlanta Clinic. The INVOcell Device operating segment consists of financial information relating to the Company’s manufacture and sales of the INVOcell. The Therapeutics segment consists of financial information relating to the Company’s recently acquired subsidiary, NTI. The Company divested 80.1% of NTI during the second quarter of 2025 and as such the Therapeutics segment consists of the results of NTI through June 2, 2025.

The tables below provide information about the Company’s segments and include a reconciliation to income before taxes:

Fiscal Year Ended December 31, 2025	Fertility Clinic Services	INVOcell Device	Therapeutics	Total
Revenue from external customers	$6,721,057	$120,193	$-	$6,841,250
Intersegment revenues	-	27,000	-	27,000
	6,721,057	147,193	-	6,868,250
Reconciliation of revenue
Elimination of intersegment revenue				(27,000)
Total consolidated revenue				6,841,250
Less:
Cost of revenue	4,359,547	30,571	-	4,390,118
Sales and marketing	113,417	-	-	113,417
General and administrative	1,297,157	-	1,414,023	2,711,180
Research and development	-	-	393,470	393,470
Impairment loss	1,397,353		14,645,069	16,042,422
Depreciation and amortization	585,897	9,725	-	595,622
Segment profit (loss)	(1,032,314)	106,897	(16,452,562)	(17,404,979)
Reconciliation of net loss
Other income (loss)				(1,068,353)
Interest expense				(910,644)
Loss on disposition			(1,534,517)	(1,534,517)
Unallocated amounts:
Other corporate expenses				(6,369,612)
Loss before taxes				(27,288,105)

Assets	6,811,259	32,240	-

Fiscal Year Ended December 31, 2024	Fertility Clinic Services	INVOcell Device	Therapeutics	Total
Revenue from external customers	$6,450,431	$81,569	-	$6,532,000
Intersegment revenues	-	29,000	-	29,000
	6,450,431	110,569	-	6,561,000
Reconciliation of revenue
Elimination of intersegment revenue				(29,000)
Total consolidated revenue				6,532,000
Less:
Cost of revenue	3,705,510	11,735	-	3,717,245
Sales and marketing	37,459	-	-	37,459
General and administrative	1,269,465	-	1,130,470	2,399,935
Research and development	-	-	388,530	388,530
Depreciation and amortization	849,700	9,725	-	859,425
Segment profit (loss)	588,297	89,109	(1,519,000)	(870,594)
Reconciliation of net loss
Other income (loss)				63,105
Interest expense				(1,035,143)
Unallocated amounts:
Other corporate expenses				(7,254,902)
Loss before taxes				(9,118,751)

Assets	11,263,408	41,965	34,991,743

No single customer comprised 10% or more of the Company’s consolidated revenues from transactions in 2025 or 2024. In addition, the receivables balance attributable to any single customer did not comprise 10% or more of the Company’s total trade accounts receivable as of December 31, 2025, or December 31, 2024.

Note 17 – Income Taxes

The provision for income taxes consists of the following for the years ended December 31, 2025, and 2024:

	December 31
	2025	2024
Federal income taxes:
Current	$445,808	$-
Deferred	(163,115)	131,747
Total federal income taxes	282,693	131,747

State income taxes:
Current	164,498	(22,913)
Deferred	-	31,368
Total state income taxes	164,498	8,455

Discontinued operations:
Current Federal	(445,808)	-
Current State	(151,754)	-
Total discontinued operations	(597,562)	-

Total income taxes	$(150,371)	$140,202

The effective income tax rate is lower than the U.S. federal and state statutory rates primarily because of the valuation allowance and permanent items. In 2025, the permanent expense is related primarily to the impairment in the investment for NTI. A reconciliation of the 2025 and 2024 federal statutory rate as compared to the effective income tax rate is as follows:

	December 31
	2025		2024
Pre-Tax Book Income at Statutory Rate	$(5,251,208)	21.00%	$(1,769,693)	21.00%
State Tax Expense (Benefit), net	10,067	-0.04%	8,112	-0.10%
Permanent Items	3,879,792	-15.52%	207	0.00%
True-Ups	116,157	-0.46%	95,878	-1.14%
Change in Federal Valuation Allowance	1,094,821	-4.38%	(970,066)	11.51%
True up of Basis in Intangible	-	-%	2,775,764	-32.94%
Total Expense (Benefit)	$(150,371)	0.60%	$140,202	-1.66%

Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax. Significant components of the deferred tax assets and liabilities as of December 31, 2025 and 2024, are as follows:

	December 31
	2025	2024

Deferred tax assets:
Deferred Compensation	$-	$105,500
Stock Comp Expense - NQSO	215,317	226,819
Charitable Contribution	-	2,628
Goodwill and Intangibles	347,114	-
Right of Use Liability	571,460	638,395
Restricted Stock Unit	76,805	60,408
Investment in HRCFG	162,851	127,365
Investment in Bloom Partnership	109,388	127,780
Investment in NAYA Therapeutics	648,427	-
IRC Sec. 174 Capitalization	-	103,191
Federal NOL Carryforwards	9,129,631	10,023,354
State NOL DTA, net of Fed Ben	1,599,258	1,597,307
Deferred Revenue	189,758	158,334
Gross deferred tax assets	12,401,582	13,171,081

Deferred tax liabilities:
Fixed Assets	(35,751)	(38,163)
Goodwill and Intangibles	-	(3,826,456)
Investment in NAYA Therapeutics	(648,427)	-
Unrealized Gain/Loss on Fair Value	(546,625)	-
Right of Use Asset	(530,379)	(600,308)
Gross deferred tax liability	(1,761,182)	(4,464,927)
Less: valuation allowance	(10,640,400)	(8,869,269)
Net deferred tax liability	$-	$(163,115)

The Company recorded a valuation allowance against its net deferred tax asset at December 31, 2025 and 2024 totaling $10.6 million and $8.9 million, respectively. For 2024, the Company was in a net position DTL of $0.2M, due primarily to indefinite lived intangibles acquired from NTI for In-Process-R&D. In 2025, as part of the NTI divestiture, the IIR&D was sold and, therefore, no DTL is recorded at December 31, 2025 and a full valuation allowance has been applied to the net DTA.

As of December 31, 2025, the Company has federal net operating loss carryforwards of approximately $43.5 million. Of that amount, $9.0 million will expire, if not utilized, in various years beginning in 2029 and which are also subject to the limitations of IRC §382. The remaining carryforward amount of $34.5 million has no expiration period and can be applied to 80% of taxable income per year in future periods.

The Company evaluates all tax positions under the guidance of ASC 740 (Income Taxes), which prescribes a recognition threshold and measurement criteria for uncertain tax positions (“UTP”). As of December 31, 2025 and 2024, the Company has not identified any UTPs that meet the more likely than not threshold for recognition. Accordingly, the Company has not recorded a UTP and no liability for a UTP is reflected in the consolidated financial statements for any periods presented. The Company also has not recorded any interest or penalties related to UTP, as none were required to be accrued during the periods ended December 31, 2025 or 2024. The Company’s federal and state income tax returns for the years 2022 – 2025 remain open for examination. There are no current taxing authority examinations underway, and we are not aware of any pending or future examinations. Additionally, no cash tax payments have been made or have been required to be made to the U.S. Internal Revenue Service.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBA”) was enacted into law. The OBBA contains several key tax law changes, including extensions and modifications of the Tax Cuts and Jobs Act. In accordance with ASC 740, Income Taxes, the Company is required to recognize the effect of the tax law changes in the period of enactment. The Company will elect under the OBBBA to deduct IRC § 174 (Research & Experimental) costs in the period those occur starting in 2025. Additionally, the Company will elect under IRC § 174A to deduct 100% of the 2022 – 2024 IRC § 174 R&E capitalized costs in 2025. Both elections are considered automatic changes in a tax accounting method under the OBBA. The Company anticipates making the elections to change its tax method of accounting for both items as part of its 2025 tax return filings, due October 15, 2026, and have included the expected impacts from these elections as part of the December 31, 2025 is in the process of assessing the impacts from the tax law changes in the OBBA but does not expect a material impact to the Company’s Consolidated Financial Statements.

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

On May 14, 2025, the Company, Dr. Pritts, the Pritts Trust, and certain of their respective affiliates entered into a binding term sheet (the “Term Sheet”) to settle all disputes between the parties pursuant to the terms set forth in the Term Sheet (the “Terms”). The parties agreed to cooperate in good faith to prepare and enter into a final settlement agreement (the “Settlement Agreement”) based on the terms set forth in the Term Sheet; provided, however, that unless and until the Settlement Agreement is executed, the Terms are binding on the parties. Under the Terms, Wood Violet agreed to pay Dr. Pritts $6,000,000 in full and final settlement and satisfaction of all obligations to Dr. Pritts and her affiliates under the WFI Documents, of which $525,000 was paid concurrently with the execution of the Term Sheet, and the remainder of which is payable as follows: $475,000 due June 30, 2025, $750,000 due September 30, 2025, $750,000 due December 31, 2025, $1,000,000 due March 31, 2026, $2,000,000 due June 30, 2026, and $500,000 due December 31, 2026. The Company shall provide Wood Violet with use of 25% of all gross funding proceeds above $2,000,000 raised within any six-month period to accelerate the payment of scheduled settlement payments in chronological order. The parties will enter into a consent judgment to resolve the complaint that would come into effect upon any breach of the Settlement Agreement. The parties agreed to settle all disputes, including those related to employment, acquisition, tax, and related matters, the termination of all employment, consulting, and similar agreements with Dr. Pritts, and other customary terms, including, without limitation, indemnification and release of claims. On September 30, 2025 the Company executed the Settlement Agreement.

The Company recognized a gain on settlement of $929,500 related to the Settlement Agreement and an impairment loss of $1,397,353 after agreeing to release Dr. Pritts from her non-compete agreement as part of the Settlement Agreement.

Note 19 – Subsequent Events

On January 22, 2026, the Company increased its authorized common stock to 250,000,000 shares.

On January 28, 2026, the Company entered into a warrant inducement agreement pursuant to which an existing holder exercised certain outstanding warrants for gross proceeds of approximately $7.5 million, and the Company issued new unregistered warrants subject to stockholder approval.

On February 18, 2026, the Company consummated its acquisition of Family Beginnings P.C. for a purchase price of $760,000, of which $400,000 consisted of 400 shares of the Company’s Series D Preferred issued on the closing date and $210,000 was paid in cash (net of a $150,000 holdback) on the closing date.

On March 27, 2026, the Company effected a 1-for-5 reverse stock split of its common stock resulting in proportionate adjustments to its authorized shares and outstanding equity awards.

On May 27, 2025, the Company and JAG entered into a letter agreement (the “JAG May 2026 Letter”) pursuant to which (i) the maturity date of the JAG Notes was extended until December 31, 2026, (ii) the Company agreed to repay the JAG Notes in monthly installments of $50,000 starting in April 2026 with a balloon payment at the end of December 2026, (iii) confirmation that if the Company raises more than $3,000,000 after the date of the JAG May 2026 Letter, the Company shall pay ten percent (10%) of any proceeds in excess of $3,000,000 to accelerate repayment of the JAG Notes, (iv) the conversion price of the JAG Notes was set to $1.60, (v) the Company agreed to issue to JAG a new warrant (the “JAG May 2026 Warrant”) to purchase up to 150,000 shares of the Company’s common stock at an exercise price of $1.60 per share, exercisable for five years from the date of issuance, and (vi) the Company agreed to the reset of the conversion and exercise prices of the JAG Notes and JAG May 2026 Warrant, respectively, to equal the price of any future financing based on a share price that is lower than the conversion and exercise prices then in effect.

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

Our management, including the Chief Executive Officer and the Chief Financial Officer, has since carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. These disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2025 due to the material weaknesses described below.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (1992 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation of our internal control over financial reporting, management has concluded that, as of December 31, 2025, our internal control over financial reporting was not effective due to material weaknesses related to (1) a limited segregation of duties due to our lack of formal control documentation, limited resources, and the small number of employees, and (2) a lack of adequate accounting resources to properly account for complex accounting transactions. Management has determined that these control deficiencies constitute material weaknesses, which could result in material misstatements of significant accounts and disclosures that could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

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

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is incorporated by reference to our Amendment to this Annual Report on Form 10-K to be filed supplementally.

Item 11. Executive Compensation

The information required by this Item 11 is incorporated by reference to our Amendment to this Annual Report on Form 10-K to be filed supplementally.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated by reference to our Amendment to this Annual Report on Form 10-K to be filed supplementally.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated by reference to our Amendment to this Annual Report on Form 10-K to be filed supplementally.

Item 14. Principal Accountant Fees and Services

The information required by this Item 14 is incorporated by reference to our Amendment to this Annual Report on Form 10-K to be filed supplementally.

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

(b) Exhibits

EXHIBIT INDEX

Exhibit No.	Exhibit
1.1	Placement Agency Agreement by and between the Company and the Placement Agent dated January 13, 2025 bel, filed as Exhibit 1.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2025 and incorporated herein by reference.
1.2	Placement Agency Agreement by and between the Company and the Placement Agent dated January 13, 2025 bel, filed as Exhibit 1.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2025 and incorporated herein by reference.
2.1	Agreement and Plan of Merger, entered into as of October 22, 2023, by and among NAYA Therapeutics, Inc (f/k/a NAYA Biosciences, Inc.), the registrant, and INVO Merger Sub Inc. Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 26, 2023.
2.2	Amendment to Agreement and Plan of Merger, entered into as of October 25, 2023, by and among NAYA Therapeutics, Inc (f/k/a NAYA Biosciences, Inc.), the registrant, and INVO Merger Sub, Inc. Incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 26, 2023.
2.3	Second Amendment to Agreement and Plan of Merger by and among the registrant, INVO Merger Sub, Inc., and NAYA Therapeutics, Inc (f/k/a NAYA Biosciences, Inc.) dated December 27, 2023. Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 3, 2024.
2.4	Fourth Amendment to Agreement and Plan of Merger by and among the registrant, INVO Merger Sub, Inc., and NAYA Therapeutics, Inc (f/k/a NAYA Biosciences, Inc.) dated as of September 12, 2024.Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 18, 2024.
2.5	Amended and Restated Agreement and Plan of Merger, entered into as of October 11, 2024, by and among the registrant, NAYA Therapeutics, Inc (f/k/a NAYA Biosciences, Inc.), INVO Merger Sub Inc. Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 15, 2024.
3.1	Amended and Restated Articles of Incorporation. Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2009.
3.2	Certificate of Change. Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 22, 2020.
3.3	By-Laws of the registrant. Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on November 13, 2007.
3.4	Certificate of Change. Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 27, 2023.
3.5	Certificate of Amendment. Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 16, 2023.
3.6	Certificate of Designation Establishing Series A Preferred Stock of the registrant. Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 20, 2023.
3.7	Certificate of Designation Establishing Series B Preferred Stock of the registrant. Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 20, 2023.
3.8	Amendment No. 1 to Bylaws of the registrant. Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 13, 2023.
3.9	Amendment to Articles of Incorporation of the registrant Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 15, 2024.
3.10	Certificate of Designation Establishing Series C-1 Convertible Preferred Stock of the registrant Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 15, 2024.
3.11	Certificate of Designation Establishing Series C-2 Convertible Preferred Stock of the registrant Incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 15, 2024.
3.12	Certificate of Change. Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 24, 2025.
3.13	Certificate of Amendment. Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 18, 2025.
3.14	Certificate of Change. Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 21, 2025.
3.15	Certificate of Change. Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 3, 2025.
3.16	Certificate of Amendment. Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 26, 2026.
3.17	Series D Preferred Certificate of Designation. Incorporated by reference to Exhibit 3.1 to the Current Report filed with the Securities and Exchange Commission on February 24, 2026.
3.18	Certificate of Change. Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 31, 2026.
4.1*	Description of Capital Stock
4.2	Form of Secured Convertible Note, dated May 2020. Incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2020.
4.3	Form of Unit Purchase Option, dated May 2020. Incorporated by reference to Exhibit 4.2 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2020.
4.4	Form of Warrant, dated May 2020. Incorporated by reference to Exhibit 4.3 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2020.
4.5	Form of Placement Agent Warrant to Purchase Common Stock, filed as Exhibit 4.1 to our Current Report dated October 1, 2021 and filed with the Securities and Exchange Commission on October 5, 2021 and incorporated herein by reference.
4.6	Demand Promissory Note between the registrant and JAG Multi Investments LLC, filed as Exhibit 4.1 to our Quarterly Report on Form 10-Q filed with the Securities Exchange Commission on November 14, 2022 and incorporated herein by reference.
4.7	Form of Warrant, filed as Exhibit 4.5 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2023 and incorporated herein by reference.
4.8	Form of Debenture, filed as Exhibit 4.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 9, 2023 and incorporated herein by reference.

4.9	Form of Warrant, filed as Exhibit 4.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 9, 2023 and incorporated herein by reference.
4.10	Form of Debenture, filed as Exhibit 4.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 9, 2023 and incorporated herein by reference.
4.11	Form of Warrant, filed as Exhibit 4.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 9, 2023 and incorporated herein by reference.
4.12	Form of Convertible Promissory Note, filed as Exhibit 4.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 23, 2023 and incorporated herein by reference.
4.13	Form of Warrant, filed as Exhibit 4.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 23, 2023 and incorporated herein by reference.
4.14	Form of Pre-funded Warrant, filed as Exhibit 4.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 28, 2023 and incorporated herein by reference.
4.15	Form of Private Placement Warrant, filed as Exhibit 4.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 28, 2023 and incorporated herein by reference.
4.16	Form of Placement Agent Warrant, filed as Exhibit 4.3 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 28, 2023 and incorporated herein by reference.
4.17	Letter Agreement between the registrant. and JAG Multi Investments LLC, , filed as Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 13, 2023 and incorporated herein by reference.
4.18	Demand Promissory Note dated July 10, 2023 issued by the registrant in favor of JAG Multi Investments LLC in the amount of $100,000, filed as Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 13, 2023 and incorporated herein by reference.
4.19	Warrant dated July 10, 2023 issued by the registrant. in favor of JAG Multi Investments LLC, filed as Exhibit 4.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 13, 2023 and incorporated herein by reference.
4.20	Warrant Agency Agreement dated August 8, 2023 between the registrant and Transfer Online, Inc., filed as Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 8, 2023 and incorporated herein by reference.
4.21	Form of Warrant, filed as Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 8, 2023 and incorporated herein by reference.
4.22	Form of Placement Agent Warrant, filed as Exhibit 4.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 8, 2023 and incorporated herein by reference.
4.23	Amendment to Common Stock Purchase Warrant, filed as Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 28, 2023 and incorporated herein by reference.
4.24	Common Stock Purchase Warrant dated March 27, 2024, filed as Exhibit 4.1 to our Current Report filed with the Securities and Exchange Commission on April 1, 2024 and incorporated herein by reference.
4.25	Promissory Note, filed as Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 11, 2024 and incorporated herein by reference.
4.26	First Common Stock Purchase Warrant, filed as Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 11, 2024 and incorporated herein by reference.
4.27	Second Common Stock Purchase Warrant, filed as Exhibit 4.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 11, 2024 and incorporated herein by reference.
4.28	7.0% Senior Secured Convertible Debenture. Filed as Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 15, 2024 and incorporated herein by reference.
4.29	Warrant Agency Agreement dated as of January 14, 2025 between the Company and Transfer Online, Inc. Filed as exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2025 and incorporated herein by reference.

4.30	Form of Pre-Funded Warrant. Filed as exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2025 and incorporated herein by reference.
4.31	Global Warrant. Filed as exhibit 4.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2025 and incorporated herein by reference.
4.32	Form of Placement Agent Warrant. Filed as exhibit 4.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2025 and incorporated herein by reference.
4.33	Form of New Warrant. Filed as Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 2, 2025 and incorporated herein by reference.
4.34	Certificate of Amendment to the Certificate of Designation of the Series C-1 Non-Voting Convertible Preferred Stock of INVO Fertility, Inc. Filed as Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 30, 2025 and incorporated herein by reference.
4.35	Certificate of Amendment to the Certificate of Designation of the Series C-2 Non-Voting Convertible Preferred Stock of INVO Fertility, Inc. Filed as Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 30, 2025 and incorporated herein by reference.
4.36	Amended and Restated Senior Secured Convertible Debenture Due February 11, 2026. Filed as Exhibit 4.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 30, 2025 and incorporated herein by reference.
4.37	Certificate of Amendment to the Certificate of Designation of the Series C-2 Non-Voting Convertible Preferred Stock. Filed as Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 1, 2025 and incorporated herein by reference.
4.38	Second Amended and Restated Senior Secured Convertible Debenture Due February 11, 2026. Filed as Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 22, 2025 and incorporated herein by reference.
4.39	Form of Pre-Funded Warrant. Filed as Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 5, 2025 and incorporated herein by reference.
4.40	Form of Common Warrant. Filed as Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 5, 2025 and incorporated herein by reference.
4.41	Form of Placement Agent Warrant. Filed as Exhibit 4.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 5, 2025 and incorporated herein by reference.
4.42	Form of New Warrant. Filed as Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 30, 2026 and incorporated herein by reference.
4.43*	Form of Warrant dated May 27, 2026 issued by the registrant in favor of JAG Multi Investments LLC.
10.1	Employment Agreement, dated October 16, 2019, between the registrant and Steven Shum. Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 15, 2019.
10.2	Employment Agreement, dated January 15, 2020, between the registrant and Michael Campbell. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 21, 2020.
10.3	Commercial Lease Agreement, dated May 1, 2019 between the registrant and PJ LLC. Incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2020.
10.4	2019 Stock Incentive Plan, incorporated by reference to the Registration Statement on Form S-8 with the Securities and Exchange Commission on October 16, 2019.
10.5	Pre-Incorporation and Shareholders Agreement between INVO Centers, LLC, Francisco Arredondo, M.D. PLLC and Ramiro Ramirez Guiterrez. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 30, 2020.
10.6	Distribution Agreement, dated November 23, 2020, between the registrant and IDS Medical Systems (M) Sdn Bhda. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 25, 2020.
10.7	Distribution Agreement, dated December 2, 2020, between the registrant and Tasnim Behboud Arman. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 8, 2020.
10.8	Form of Securities Purchase Agreement, dated May 2020. Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2020.
10.9	Form of Security Agreement, dated May 2020. Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2020.
10.10	Form of Registration Rights Agreement, dated May 2020. Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2020.
10.11	HRCFG INVO LLC Limited Liability Company Agreement, dated March 10, 2021, between the registrant and HRCFG, LLC. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 15, 2021.

10.12	Note, dated March 10, 2021, between the registrant and HRCFG, LLC. Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 15, 2021.
10.13	Lease, dated March 2021, with Trustmark National Bank filed as Exhibit 10.22 to our Annual Report on Form 10-K for the year ended December 31, 2020 and incorporated herein by reference.
10.14	Amended and Restated Employment Agreement with Andrea Goren dated June 14, 2021, filed as Exhibit 10.1 to our Current Report on Form 8-K dated June 14, 2021 and filed with the Securities and Exchange Commission on June 15, 2021 and incorporated herein by reference.
10.15	Joint Venture Agreement dated June 28, 2021 between INVO Centers, LLC and Bloom Fertility, LLC, filed as Exhibit 10.1 to our Current Report on Form 8-K dated June 28, 2021 and filed with the Securities and Exchange Commission on June 30, 2021 and incorporated herein by reference.
10.16	Limited Liability Company Agreement of Bloom INVO, LLC dated June 28, 2021, filed as Exhibit 10.2 to our Current Report on Form 8-K dated June 28, 2021 and filed with the Securities and Exchange Commission on June 30, 2021 and incorporated herein by reference.
10.17	Management Services Agreement dated June 28, 2021 between Bloom INVO LLC, Bloom Fertility LLC and Sue Ellen Carpenter, filed as Exhibit 10.3 to our Current Report on Form 8-K dated June 28, 2021 and filed with the Securities and Exchange Commission on June 30, 2021 and incorporated herein by reference.
10.18	INVOcell Supply Agreement dated June 28, 2021 between the registrant and Bloom INVO LLC, filed as Exhibit 10.4 to our Current Report on Form 8-K dated June 28, 2021 and filed with the Securities and Exchange Commission on June 30, 2021 and incorporated herein by reference.
10.19	Intellectual Property License Agreement dated June 28, 2021 between Bloom INVO LLC and the registrant, filed as Exhibit 10.5 to our Current Report on Form 8-K dated June 28, 2021 and filed with the Securities and Exchange Commission on June 30, 2021 and incorporated herein by reference.
10.20	Intellectual Property License Agreement dated June 28, 2021 between Bloom INVO LLC, Bio X Cell Inc. and the registrant, filed as Exhibit 10.6 to our Current Report on Form 8-K dated June 28, 2021 and filed with the Securities and Exchange Commission on June 30, 2021 and incorporated herein by reference.
10.21	Sublease Agreement dated June 29, 201 between Assure Fertility Partners of Atlanta II, LLC and Bloom INVO LLC, filed as Exhibit 10.7 to our Current Report on Form 8-K dated June 28, 2021 and filed with the Securities and Exchange Commission on June 30, 2021 and incorporated herein by reference.
10.22	Guarantee of Sublease made by the registrant in favor of Assure Fertility Partners of Atlanta II, LLC and Bloom INVO, LLC, filed as Exhibit 10.8 to our Current Report on Form 8-K dated June 28, 2021 and filed with the Securities and Exchange Commission on June 30, 2021 and incorporated herein by reference.
10.23	Share Purchase Agreement dated September 1, 2021 among Ernest Broome, Lyle Oberg, Richard Ross, Dr. Seang Lin Tan, the registrant and Effortless IVF Canada Inc., filed as Exhibit 10.1 to our Current Report dated September 1, 2021 and filed with the Securities and Exchange Commission on September 7, 2021 and incorporated herein by reference.
10.24	Placement Agent Agreement dated October 1, 2021 between the registrant and Paulson Investment Company, LLC, filed as Exhibit 10.1 to our Current Report dated October 1, 2021 and filed with the Securities and Exchange Commission on October 5, 2021 and incorporated herein by reference.

10.25	Form of Stock Purchase Agreement dated October 1, 2021 between the registrant and the purchasers set forth therein, filed as Exhibit 10.2 to our Current Report dated October 1, 2021 and filed with the Securities and Exchange Commission on October 5, 2021 and incorporated herein by reference.
10.26	Exclusive Distribution Agreement between the registrant and Onesky Holding Limited dated May 13, 2022, filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 16, 2022 and incorporated herein by reference.
10.27	Lease Agreement with INVO Centers, LLC dated May 23, 2022, filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 26, 2022 and incorporated herein by reference.
10.28	Second Amended and Restated 2019 Stock Option Plan, filed as Appendix A to our Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on August 25, 2022 and incorporated herein by reference.
10.29	Distribution Agreement by and between the registrant and Ming Mei Technology Co. Ltd. dated January 3, 2023, filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2023 and incorporated herein by reference.
10.30	Form of Convertible Promissory Note, filed as Exhibit 4.4 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2023 and incorporated herein by reference.
10.31	Securities Purchase Agreement dated January 4, 2023, filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2023 and incorporated herein by reference.
10.32	Registration Rights Agreement dated January 4, 2023, filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2023 and incorporated herein by reference.
10.33	Securities Purchase Agreement dated February 3, 2023, filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 9, 2023 and incorporated herein by reference.
10.34	Registration Rights Agreement to Debenture and Warrant dated February 3, 2023, filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 9, 2023 and incorporated herein by reference.
10.35	Equity Purchase Agreement dated February 3, 2023, filed as Exhibit 10.4 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 9, 2023 and incorporated herein by reference.
10.36	Registration Rights Agreement to Equity Purchase Agreement dated February 3, 2023, filed as Exhibit 10.5 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 9, 2023 and incorporated herein by reference.
10.37	Asset Purchase Agreement between the registrant, WFRSA and The Elizabeth Pritts Revocable Living Trust dated March 16, 2023, filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 20, 2023 and incorporated herein by reference.
10.38	Membership Interest Purchase Agreement by and between the registrant and FLOW, IVF Science, LLC dated March 16, 2023, filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 20, 2023 and incorporated herein by reference.
10.39	Securities Purchase Agreement dated March 17, 2023, filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 23, 2023 and incorporated herein by reference.

10.40	Registration Rights Agreement dated March 17, 2023, filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 23, 2023 and incorporated herein by reference.
10.41	Placement Agency Agreement by and between the registrant and Maxim Group, LLC dated March 23, 2023, filed as Exhibit 1.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 28, 2023 and incorporated herein by reference.
10.42	Amendment to Securities Purchase Agreement dated July 7, 2023, between the Company and Armistice, filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2023 and incorporated herein by reference.
10.43	Closing Agreement—Asset Purchase Agreement, filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 13, 2023 and incorporated herein by reference.
10.44	Closing Agreement—Membership Interest Purchase Agreement, filed as Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 13, 2023 and incorporated herein by reference.
10.45	Amended and Restated Letter Agreement between the registrant and JAG Multi Investments LLC, filed as Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 21, 2023 and incorporated herein by reference.
10.46	Letter Agreement dated July 31, 2023, filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 2, 2023 and incorporated herein by reference.
10.47	Form of Securities Purchase Agreement by and between the Company and certain investors dated August 4, 2023, filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 8, 2023 and incorporated herein by reference.
10.48	Physician Employment Agreement, filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 11, 2023 and incorporated herein by reference.
10.49	Management Services Agreement, filed as Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 11, 2023 and incorporated herein by reference.
10.50	Lease Agreement, filed as Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 11, 2023 and incorporated herein by reference.
10.51	Megid Employment Agreement, filed as Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 11, 2023 and incorporated herein by reference.
10.52	Security Agreement, filed as Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 11, 2023 and incorporated herein by reference.
10.53	Physician Liaison Agreement, filed as Exhibit 10.6 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 11, 2023 and incorporated herein by reference.
10.54	Directed Equity Transfer Agreement, filed as Exhibit 10.7 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 11, 2023 and incorporated herein by reference.
10.55	Revenue and Security Loan Agreement, filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 5, 2023 and incorporated herein by reference.
10.56	Share Exchange Agreement by and between the registrant and Cytovia Therapeutics Holdings, Inc. dated as of November 19, 2023, filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 20, 2023 and incorporated herein by reference.
10.57	Securities Purchase Agreement by and between the registrant. and NAYA Therapeutics, Inc (f/k/a NAYA Biosciences, Inc.) dated as of December 29, 2023, filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 3, 2024 and incorporated herein by reference.
10.58	Agreement for the Future Purchase and Sale of Future Receipts, filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 1, 2024 and incorporated herein by reference.
10.59	Purchase Agreement by and between the registrant and Triton Funds LP dated as of March 27, 2024, filed as Exhibit 10.1 to our Current Report filed with the Securities and Exchange Commission on April 1, 2024 and incorporated herein by reference.
10.60	Purchase Agreement by and between the registrant and FirstFire Global Opportunities Fund, LLC dated as of April 5, 2024, filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 11, 2024 and incorporated herein by reference.
10.61	Amendment to Warrant Agency Agreement, dated April 17, 2024 between the Company and Transfer Online, Inc., filed as exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 17, 2024 and incorporated herein by reference.
10.62	Standard Merchant Cash Advance Agreement, dated September 25, 2024 between the Company and Cedar Advance, LLC, filed as exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 1, 2024 and incorporated herein by reference.
10.63	Amended and Restated First Amendment to Revenue Loan and Security Agreement, dated September 24, 2024, filed as exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 1, 2024 and incorporated herein by reference.
10.64	Subordination Agreement, dated September 20, 2024 between the Company, Decathlon, Alpha V L.P., and Cedar Advance, LLC, filed as exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 1, 2024 and incorporated herein by reference.

10.65	Joinder Agreement by and among Five Narrow Lane LP and the registrant dated as of October 11, 2024, filed as exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 15, 2024 and incorporated herein by reference.
10.66	Assignment and Assumption Agreement by and among NAYA Therapeutics, Inc (f/k/a NAYA Biosciences, Inc.) and the registrant dated as of October 11, 2024, filed as exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 15, 2024 and incorporated herein by reference.
10.67	Second Amendment to Revenue Loan and Security Agreement by and among Steven Shum, the registrant, the Guarantors, and Decathlon Alpha V, L.P. dated October 11, 2024, filed as exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 15, 2024 and incorporated herein by reference.
10.68	Sublicense Agreement, dated December 21, 2023 between Cytovia Therapeutics, Inc. and NAYA Therapeutics, Inc. (f/k/a NAYA Biosciences, Inc), filed as exhibit 10.68 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on January 8, 2025 and incorporated herein by reference.
10.69	Amendment Number 1 to Asset Purchase Agreement, dated May 17, 2024 between NAYA Therapeutics, Inc. (f/k/a NAYA Biosciences, Inc.), Cytovia Therapeutics Holdings, Inc., and Cytovia Therapeutics, LLC, filed as exhibit 10.69 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on January 8, 2025 and incorporated herein by reference.
10.70	Employment Agreement, dated August 1, 2023, between Dr. Daniel Teper and NAYA Therapeutics, Inc (f/k/a NAYA Biosciences, Inc.), filed as exhibit 10.70 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on January 8, 2025 and incorporated herein by reference.
10.71	License Agreement, dated December 19, 2023, between Inserm Transfert, Cytovia Therapeutics, Inc., and NAYA Therapeutics, Inc (f/k/a NAYA Biosciences, Inc.), filed as exhibit 10.71 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on January 8, 2025 and incorporated herein by reference.
10.72	License Agreement, dated December 20, 2023 between Yissum Research Development Company of the Hebrew University of Jerusalem, Ltd, University of Rijeka Faculty of Medicine, and NAYA Therapeutics, Inc (f/k/a NAYA Biosciences, Inc.), filed as exhibit 10.72 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on January 8, 2025 and incorporated herein by reference.
10.73	Form of Securities Purchase Agreement by and between the Company and certain investors dated January 13, 2025, filed as exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2025 and incorporated herein by reference.
10.73	Class C-2 Preferred Stock Redemption Agreement, filed as exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2025 and incorporated herein by reference.
10.74	Inducement Letter Agreement by and among Five Narrow Lane LP and INVO Fertility, Inc dated April 30, 2025. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 2, 2025.
10.75	Binding Term Sheet dated May 14, 2025 between the registrant and Dr. Elizabeth Pritts. Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 20, 2025.
10.76	Exchange Agreement by and among NAYA Therapeutics Inc. and INVO Fertility, Inc. dated as of May 28, 2025. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 30, 2025.
10.77	NAYA Therapeutics Inc. Secured Convertible Promissory Note Due November 28, 2026. Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 30, 2025.
10.78	Security Agreement by and among NAYA Therapeutics Inc. and INVO Fertility, Inc. dated as of May 28, 2025. Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 30, 2025.
10.79	Side Letter Agreement by and among NAYA Therapeutics Inc. and INVO Fertility, Inc. dated as of May 28, 2025. Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 30, 2025.
10.80	Exchange Agreement by and among GreenBlock Capital and INVO Fertility, Inc. dated as of May 28, 2025. Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 30, 2025.

10.81	Consent and Release Agreement among Decathlon Alpha V L.P., NAYA Therapeutics Inc. and INVO Fertility, Inc. dated as of May 28, 2025. Incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 30, 2025.
10.82	Consent and Release Agreement among Five Narrow Lane LP NAYA Therapeutics Inc. and INVO Fertility, Inc. dated as of May 28, 2025. Incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 30, 2025.
10.83	Amendment and Exchange Agreement by and among Five Narrow Lane LP and INVO Fertility, Inc. dated as of May 23, 2025. Incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 30, 2025.
10.84	Amendment to Securities Purchase Agreement by and Among INVO Fertility, Inc. and Five Narrow Lane LP, dated as of June 29, 2025. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 1, 2025.
10.85	AIR Exercise and Reload Agreement by and Among INVO Fertility, Inc. and Five Narrow Lane LP, dated as of June 29, 2025. Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 1, 2025.
10.86

Third Amendment to the RSLA between the Registrant and Decathlon Alpha V, L.P., dated August 11, 2025. Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2025 and incorporated herein by reference.

10.87

Demand Note Amendment Letter between the Registrant and JAG Multi Investments LLC, dated August 13, 2025. Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2025 and incorporated herein by reference.

10.88	Amendment and Exchange Agreement by and among Five Narrow Lane LP and INVO Fertility, Inc., dated as of August 21, 2025. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 22, 2025.
10.89	Side Letter Agreement by and among Five Narrow Lane LP and INVO Fertility, Inc., dated as of August 21, 2025. Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 22, 2025.
10.90	Restated Third Amendment to Revenue Loan and Security Agreement by and among Steve Shum, INVO Fertility, Inc., the Guarantors identified on the signature page thereto, and Decathlon Alpha V, L.P., dated as of September 22, 2025. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 26, 2025.
10.90	Exchange Agreement by and among Five Narrow Lane LP and INVO Fertility, Inc., dated as of September 29, 2025. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 29, 2025.
10.91	Settlement and Mutual Release Agreement by and among Dr. Elizabeth Pritts, Fertility Labs of Wisconsin, LLC, Wood Violet Fertility LLC, Wisconsin Fertility and Reproductive Surgery Associates, S.C., INVO Centers, LLC, and INVO Fertility, Inc., dated as of September 30, 2025. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 3, 2025.
10.92

Letter Amendment between the Registrant and JAG Multi Investments, LLC, dated November 13, 2025. Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 17, 2025 and incorporated herein by reference.

10.93	Form of Securities Purchase Agreement by and between INVO Fertility, Inc. and certain investors dated December 2, 2025. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 5, 2025 and incorporated herein by reference.
10.94	Form of Registration Rights Agreement by and between INVO Fertility, Inc. and the Purchaser dated December 2, 2025. Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 5, 2025 and incorporated herein by reference.
10.95	Asset Purchase Agreement by and between INVO Centers LLC, Family Beginnings, PC, and James Donahue, MD dated December 15, 2025. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 17, 2025.
10.96	Amended and Restated Employment Agreement by and between INVO Fertility, Inc. and Terah Krigsvold dated December 30, 2025. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 6, 2026.
10.97	Amendment to Employment Agreement by and between INVO Fertility, Inc. and Andrea Goren dated December 30, 2025. Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 6, 2026.
10.98	Inducement Letter Agreement by and among Armistice Capital Master Fund Ltd. and INVO Fertility, Inc. dated January 28, 2026. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 30, 2026.
10.99	Financial Advisor Agreement by and between the INVO Fertility, Inc. and Maxim Group LLC, dated January 28, 2026. Incorporated by reference to Exhibit 10.25 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 2, 2026.
10.100	Management Services Agreement. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 24, 2026.
10.101	PC Asset Purchase Agreement. Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 24, 2026.
10.102	Lease Agreement. Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 24, 2026.
10.103	Amendment No. 1 to Asset Purchase Agreement. Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 24, 2026.
10.104*	Letter Agreement between the Registrant and JAG Multi Investments LLC dated May 2026
21.1*	Subsidiaries
23.1*	Consent of M&K CPA’s, PLLC
23.2*	Consent of WithumSmith+Brown, PC
31.1*	Certification by Principal Executive Officer pursuant to Rule 13a-4(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification by Principal Financial Officer pursuant to Rule 13a-4(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1**	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File – the cover page of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2025 is formatted in Inline XBRL

* Filed herewith

** Furnished herewith

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on June 2, 2026.

INVO Fertility, Inc.

Date: June 2, 2026	By:	/s/ Steven Shum
Steven Shum
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on June 2, 2026.

Signature	Title

/s/ Steven Shum	Chief Executive Officer and director
Steven Shum	(Principal Executive Officer)

/s/ Terah Krigsvold	Chief Financial Officer
Terah Krigsvold	(Principal Financial and Accounting Officer)

/s/ Matthew Szot
Matthew Szot	Director

/s/ Trent Davis
Trent Davis	Director

/s/ Barbara Ryan
Barbara Ryan	Director

/s/ Rebecca Messina
Rebecca Messina	Director

