Form 10-K/A
period 2025-12-31
INVO Fertility, Inc.
filed 2026-06-12
CIK 1417926

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

The number of shares outstanding of the registrant’s common stock, $0.0001 par value, as of June 12, 2026 was 1,786,035.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

This Amendment No. 1 to Form 10-K (this “Amendment” or “Amendment No. 1”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2025 originally filed on June 2, 2026 (the “Original Filing”) by INVO Fertility, Inc., a Nevada corporation (“INVO,” the “Company,” “we,” or “us”). We are filing this Amendment to provide the information required by Part III of Form 10-K, as we did not file our definitive proxy statement within 120 days of the end of the fiscal year ended December 31, 2025. The references in the Original Filing to the incorporation by reference of our definitive proxy statement into Part III of the Original filing are hereby deleted.

In addition, Item 15 of Part IV is being amended to include currently dated certifications in accordance with Rule 13a-13(a) promulgated by the SEC under the Securities Exchange Act of 1934, as amended, with paragraphs 3, 4, and 5 omitted, since no financial statements are contained within this Amendment. Because no financial statements are contained within this Amendment, the Company is not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 or any disclosures with respect to Items 307 or 308 of Regulation S-K.

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

NAME	AGE	POSITION
Mr. Steven Shum	55	Director, Chief Executive Officer
Ms. Terah Krigsvold	43	Chief Financial Officer
Mr. Andrea Goren	58	Chief Business Officer

Mr. Matthew Szot	52	Director
Mr. Trent Davis	58	Director
Ms. Barbara Ryan	66	Director
Ms. Rebecca Messina	53	Director

Steven M. Shum. Mr. Shum, 55, is our Chief Executive Officer, a position he has held since October 10, 2019 and is also a director, a position he has held since October 11, 2017. Previously, Mr. Shum was Interim Chief Executive Officer (from May 2019 to October 7, 2019) and Chief Financial Officer of Eastside Distilling, Inc. (Nasdaq: EAST) (from October 2015 to August 2019). Prior to joining Eastside, Mr. Shum served as an Officer and Director of XZERES Corp., a publicly traded global renewable energy company, from October 2008 until April 2015 in various officer roles, including Chief Operating Officer from September 2014 until April 2015, Chief Financial Officer, Principal Accounting Officer and Secretary from April 2010 until September 2014 (under former name, Cascade Wind Corp) and Chief Executive Officer and President from October 2008 to August 2010. Mr. Shum also serves as the managing principal of Core Fund Management, LP and the Fund Manager of Core Fund, LP. He was a founder of Revere Data LLC (now part of Factset Research Systems, Inc.) and served as its Executive Vice President for four years, heading up the product development efforts and contributing to operations, business development, and sales. He spent six years as an investment research analyst and portfolio manager of D.N.B. Capital Management, Inc. His previous employers include Red Chip Review and Laughlin Group of Companies. He earned a B.S. in Finance and a B.S. in General Management from Portland State University in 1992. Mr. Shum currently serves as a director of Expion360 (Nasdaq: XPON) and CalEthos Inc. (OTC: GEDC).

Terah Krigsvold. Ms. Krigsvold, 43, is our Chief Financial Officer, a position she has held since December 30, 2025. Prior to her appointment as CFO, Ms. Krigsvold served as Controller of the Company from December 2020. Before joining INVO Fertility, Ms. Krigsvold served as Controller at Eastside Distilling, Inc. (Nasdaq: EAST), a publicly traded company in the craft spirits industry. She also held a revenue accounting role at the Oregon Liquor Control Commission. Ms. Krigsvold holds a Bachelor of Science and Master of Science in Accounting from Western Governors University.

Andrea Goren. Mr. Goren, 58, is our Chief Business Officer, a position he has held since December 30, 2025. Mr. Goren previously served as our Chief Financial Officer from June 2021 until December 30, 2025 and before that, he was an advisor to the CEO of the Company from July 2020. Mr. Goren has served as managing director and CFO of Phoenix Group, a New York City-based private equity firm specializing in micro-cap and nano-cap public companies. In that capacity, Mr. Goren served from 2011 to 2021 as CFO of iSign Solutions Inc., an electronic signature software company, and on the board of Xplore Technologies Corp. (ticker: XPLR), a leading provider of rugged Tablet PCs that was acquired by Zebra Technologies in 2018. He served as vice president of Shamrock Group, an arm of Roy Disney’s holding company focused on private equity and venture capital investments in London; and was a director at New York City-based Madison Capital Group, a corporate advisory firm focused on U.S. / European Union cross border transactions. Mr. Goren holds a Bachelor of Arts degree from Connecticut College in New London, Connecticut, and an MBA from the Columbia Business School in New York City.

Matthew Szot. Mr. Szot, 52, has been a member of our Board since September 13, 2020, and has served as Chairman of the Audit Committee since September 14, 2020. Mr. Szot currently serves as Chair of the Board of SenesTech, Inc. (Nasdaq: SNES), a life sciences company focused on fertility control solutions for animal pest management. He also serves as Chairman of the Audit Committee, a member of the Compensation Committee, and a member of the Nominating and Governance Committee. Mr. Szot previously served as Chief Financial Officer and Co-Founder of Cadrenal Therapeutics, Inc. (Nasdaq: CVKD), a late-stage biopharmaceutical company, from May 2022 until May 2026. From March 2010 to November 2021, Mr. Szot served as Executive Vice President and Chief Financial Officer of S&W Seed Company (Nasdaq: SANW), an agricultural biotechnology company. . Over the course of his career, Mr. Szot has led two Nasdaq initial public offerings, raised more than $400 million in equity and debt financings, and completed numerous strategic acquisitions, divestitures, and licensing transactions. From June 2018 to August 2019, Mr. Szot served on the board of directors and as Chairman of the Audit Committee of Eastside Distilling, Inc. (Nasdaq: EAST), a company operating in the craft spirits industry. From February 2007 until October 2011, Mr. Szot served as Chief Financial Officer of Cardiff Partners, LLC, a strategic consulting company that provided executive financial services to various publicly traded and privately held companies. Prior thereto, from 2003 to December 2006, Mr. Szot served as Chief Financial Officer and Secretary of Rip Curl, Inc., a market leader in wetsuit and action sports apparel products. From 1996 to 2003, Mr. Szot was a Certified Public Accountant with KPMG LLP and served as an Audit Manager for various publicly traded companies. Mr. Szot graduated with High Honors from the University of Illinois at Champaign-Urbana with a Bachelor of Science degree in Agricultural Economics/Accountancy. Mr. Szot is a Certified Public Accountant in the State of California.

Trent Davis. Mr. Davis, 58, has been a member of our Board since December 2019. Mr. Davis also serves as the Chairman of our Nominating and Corporate Governance Committee, a position he has held since November 2020. In addition, Mr. Davis is currently CEO of Paulson Investment Company, LLC, a boutique investment firm that specializes in private equity offerings of small and mid-cap companies. From December 2014 to December 2018, Mr. Davis was President and Chief Operating Officer of Whitestone Investment Network, Inc., which provides executive advisory services and also restructures, recapitalizes and makes strategic investments in small to midsize companies. Mr. Davis currently serves as a director of WF International Limited (Nasdaq: WXM), a provider of commercial HVAC, floor heating, and water purification solutions. From March 2018 to November 2025, Mr. Davis served as a director of Senmiao Technology Limited (Nasdaq: AIHS), an online lending platform in China. From August 2016 to August 2019, Mr. Davis served as director of Eastside Distilling, Inc. (Nasdaq: EAST), and from July 2015 to April 2017, he served as director of Dataram Corporation (Nasdaq: DRAM). Mr. Davis helped to successfully complete the reverse merger between Dataram and U.S. Gold Corp (Nasdaq: USAU), a gold exploration and development company. From December 2014 to July 2015, Mr. Davis served as Chairman of the Board of Majesco Entertainment Company (Nasdaq: COOL). Mr. Davis also served as director and President of Paulson Capital Corp. (Nasdaq: PLCC) from November 2013 to July 2014, when Paulson Capital Corp. completed a reverse merger with VBI Vaccines Inc. (Nasdaq: VBIV). Mr. Davis continued to serve on the board and the audit committee of VBI until May 2016. Prior to serving on the board of Paulson Capital Corp., Mr. Davis served as the Chief Executive Officer of its subsidiary, Paulson Investment Company, LLC, where he oversaw he syndication of approximately $600 million of investment in over 50 client companies in both public and private transactions. In 2003, Mr. Davis served as Chairman of the Board of the National Investment Banking Association. Mr. Davis holds a B.S. in Business and Economics from Linfield College and an M.B.A. from the University of Portland.

Barbara Ryan. Ms. Ryan, 66, has been a member of our Board, a member of the Audit Committee and Nominating and Governance Committee since September 2020 and the Chairwoman of the Compensation Committee since May 2024. Ms. Ryan founded Barbara Ryan Advisors, a capital markets and communications firm, in 2012 following a more than 30-year career on Wall Street as a sell-side research analyst covering the US Large Cap Pharmaceutical Industry. Ms. Ryan has deep experience in equity and debt financings, M&A, valuation, SEC reporting, financial analysis and corporate strategy across a broad range of life sciences companies. Ms. Ryan worked on several of the industry’s largest M&A transactions: Shire’s defense versus a hostile takeover attempt by Abbvie, Shire’s takeover of Baxalta, Allergan’s defense against Valeant and Perrigo’s defense versus Mylan. Ms. Ryan served as an executive team member and on the disclosure committee for Radius Health from January 2014 to December 2017 and played a critical role in the company’s IPO and subsequent follow on offerings which raised over $1 billion. Previously, Ms. Ryan was a Managing Director at Deutsche Bank/Alex Brown and Head of the company’s Pharmaceutical Research Team for 19 years and began her research career covering the pharmaceutical industry at Bear Stearns in 1982. Ms. Ryan also covered the drug wholesalers and PBMs and was the lead analyst on many high-profile IPO’s including Express Scripts, PSSI, and Henry Schein. Ms. Ryan currently serves as a director on the Board of Indivior Pharmaceuticals, Inc. where she Chairs the Compensation Committee, MiNK Therapeutics where she Chairs the Audit Committee, Safecor Health, and Azitra Inc. as well as The Red Door Community (formerly Gilda’s Club NYC), a non-profit organization. Ms. Ryan is the Founder of Fabulous Pharma Females, a non-profit whose mission is to advance women in the biopharma industry, is a member of the Editorial Advisory Board of Pharmaceutical Executive Magazine, and a Faculty member of the GLG Institute.

Rebecca Messina. Ms. Messina, 53, has been a member of our Board since April 2021. Ms. Messina also serves as a member of our Audit Committee, a position she has held since August 2022. Ms. Messina is currently a senior advisor at McKinsey & Company, a position she has held since 2019. From 2018 to 2019, Ms. Messina served as Global Chief Marketing Officer for Uber Technologies, Inc. and from 2016 to 2018, Ms. Messina served as Senior Vice President, Global Chief Marketing Officer for Beam Suntory, Inc. Prior to that, Ms. Messina spent 22 years with The Coca-Cola Company in various roles of increasing responsibility, serving as Senior Vice President, Marketing & Innovation, Ventures & Emerging Brands from 2014-2016. Ms. Messina is currently a director for each of Vive Organics, Archer Roose, Inc., Make-A-Wish Foundation Bartesian, Outdoor Voices and Mobile Marketing Association, all private companies. Ms. Messina received her Bachelor of Arts from Miami University of Ohio in 1994.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics (“Code of Conduct”) applicable to all our employees, executive officers and directors. The Code of Conduct is available on our website at www.invofertility.com, under the “Corporate Governance” heading of the “Investors” section. The Nominating and Governance Committee of our Board is responsible for overseeing the Code of Conduct and must approve any waivers of the Code of Conduct for employees, executive officers and directors. We expect that any amendments to the Code of Conduct, or any waivers of its requirements, will be disclosed on our website.

Insider Adoption or Termination of Trading Arrangements

During the fiscal quarter ended December 31, 2025, none of our directors or officers informed us of the adoption, modification, or termination of a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as such terms are defined in Item 408 of Regulation S-K.

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

Grants Made Close in Time to the Release of Material Nonpublic Information

We do not have any policies and practices on the timing of awards of stock options or other equity grants in relation to the disclosure of material nonpublic information. In 2025, we did not award any stock options or other equity grants to any executive officer in the period beginning four business days before the filing of any periodic report on Form 10-Q or 10-K or the filing or furnishing of a current report on Form 8-K that disclosed material non-public information and ending one business day after the filing or furnishing of such report.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our officers and directors to file with the SEC reports of ownership on Form 3 and changes in ownership on Form 4 and Form 5. Officers and directors are required by Commission regulations to furnish to us copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, to our knowledge all Section 16(a) filing requirements applicable to our officers and directors were timely filed during the fiscal year ended December 31, 2025, except for the following: Mr. Shum filed a late Form 4 on October 3, 2025 to report a stock option granted to him on August 26, 2025. The late filing was due to administrative issues relating to the Mr. Shum’s enrollment in EdgarNext.

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

Our Audit Committee operates under a written charter approved by our Board and that satisfies the applicable rules and regulations of the SEC and the listing requirements of Nasdaq. The charter is available on the corporate governance section of our website, which is located at www.invofertility.com. This committee held six meetings in 2025.

Item 11. Executive and Director Compensation

EXECUTIVE COMPENSATION

Summary Compensation Table

The following Summary Compensation Table sets forth, for the years indicated, all cash compensation paid, distributed or accrued for services, including salary and bonus amounts, rendered in all capacities by the Company’s “named executive officers” for SEC reporting purposes.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)		Bonus ($)		Stock Awards ($)	Option Awards ($)		All other Compensation ($)		Total ($)

Steven Shum	2025	278,757		75,000		-	52,106	(2)	25,000	(3)	430,863
Chief Executive Officer (1)	2024	260,000	(4)	-		-	-		-		260,000

Terah Krigsvold	2025	250,000	(5)	50,000	(5)	-	36,474	(5)	-		336,474
Chief Financial Officer

Andrea Goren	2025	218,761		20,000		-	43,769	(6)	-		282,530
Chief Business Officer	2024	215,000	(7)	-		-	-		-		215,000
Former Chief Financial Officer

Dr. Daniel Teper	2025	260,000	(10)	-		-	-		-		260,000
Former President (8)(9)	2024	137,548	(10)	-		-	-		-		137,548

Michael Campbell
Former Chief Operating Officer (11)	2024	192,500	(12)	-		-	-		-		192,500

(1)	Mr. Shum did not receive any additional compensation for being a member of the board.
(2)	Amounts reflect the aggregate grant date fair value of the 1,250 shares of common stock underlying the stock option on the date of grant without regards to forfeitures, computed in accordance with ASC 718. This amount does not reflect the actual economic value realized by Mr. Shum. The options issued to Mr. Shum provide for equal quarterly vesting over a 3-year period based on continued employment during that time.
(3)	Amounts reflect accrued time off paid out in 2025.
(4)	As of December 31, 2024, Mr. Shum deferred $69,540 of his salary which was repaid in 2025.
(5)	Amounts reflect compensation for Ms. Krigsvold’s position as controller.
(6)	Amounts reflect the aggregate grant date fair value of the 1,050 shares of common stock underlying the stock option on the date of grant without regards to forfeitures, computed in accordance with ASC 718. This amount does not reflect the actual economic value realized by Mr. Goren. The options issued to Mr. Goren provide for equal quarterly vesting over a 3-year period based on continued employment during that time.
(7)	As of December 31, 2024, Mr. Goren deferred $51,948 of his salary which was repaid in 2025.
(8)	Effective May 28, 2025, as part of the divesture of NAYA Therapeutics, Inc., Dr. Teper resigned as president of the Company.
(9)	Dr. Teper became president of the Company effective October 11, 2024. All amounts for 2024 are from October 11, 2024, through December 31, 2024.
(10)	Dr. Teper’s deferred his 2024 salary of $137,548 and 2025 salary of $260,000. These deferrals amounts were assumed by NAYA Therapeutics, Inc. as part of the divesture. No portion of Dr. Teper’s 2024 or 2025 salary was paid by the Company.
(11)	Effective November 15, 2024, Mr. Campbell retired from the Company, and Mr. Campbell and the Company mutually agreed to terminate his employment agreement.
(12)	As of December 31, 2024, Mr. Campbell deferred $194,323 of his salary which was repaid in 2025.

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

OUTSTANDING EQUITY AWARDS AT END OF 2025

The following table provides information about outstanding stock options issued by the Company held by each of our NEOs as of December 31, 2025.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Stock That Has Not Yet Vested	Market Value of Stock that has not Yet Vested
Steve Shum	277	788	44.80-182,325.01	12/05/30-08/25/35	-	-
Terah Krigsvold	227	656	44.80-88,416	01/3/31-08/25/35	-	-
Andrea Goren	1,259	122	44.80-165,888.00	08/10/30-08/25/35	-	-

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

Terah Krigsvold

On December 30, 2025, the Company entered into an amended and restated employment agreement with Terah Krigsvold (the “Krigsvold Employment Agreement”), pursuant to which Ms. Krigsvold was hired as the Company’s chief financial officer. The Krigsvold Employment Agreement provides for an annual base salary of $250,000 and a target annual incentive bonus of up to 50% of base salary if the Company achieves goals and objectives determined by the Board. In addition to her base salary and performance bonus, Ms. Krigsvold is also entitled to customary benefits, including health insurance and participation in employee benefit plans. The Krigsvold Employment Agreement provides that if the Company terminates Ms. Krigsvold’s employment without “Cause,” Ms. Krigsvold terminates the Krigsvold Employment Agreement for “Good Reason,” or Ms. Krigsvold terminates the Krigsvold Employment Agreement due to a “Change of Control” (each as defined in the Krigsvold Employment Agreement), then she will continue to receive her base salary for six months after termination. The Company may terminate the Krigsvold Employment Agreement without “Cause” on 30 days’ notice.

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

On December 30, 2025, the Company entered into an amendment to the Goren Employment Agreement with Mr. Goren (the “Goren Amendment”), pursuant to which Mr. Goren’s employment was amended to reflect his change in role from chief financial officer to chief business officer and a base salary of $250,000. The Goren Amendment further provides that if Mr. Goren terminates the Goren Employment Agreement for “cause” (as defined in the Goren Employment Agreement) or the Company terminates the Goren Employment Agreement without “cause,” then he will continue to receive his base salary for six months after termination.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

If Mr. Shum is involuntarily terminated without cause or constructively terminated (in each case, as defined in the Shum Employment Agreement), then he is entitled to twelve months’ severance and continued vesting of his shares for a period of six months following termination.

If Ms. Krigsvold (i) is terminated without “Cause,” (ii) terminates the Krigsvold Employment Agreement for “Good Reason,” or (iii) terminates the Krigsvold Employment Agreement due to a “Change of Control” then she will continue to receive her base salary for six months after termination.

If (i) Mr. Goren terminates his employment agreement for cause, (ii) the Company provides notice not to renew his employment agreement on any anniversary date, or (iii) the Company terminates his employment agreement without cause, then he is entitled to six months’ severance and twelve months insurance benefits.

The following table sets forth quantitative information with respect to potential payments to be made to Mr. Shum, Ms. Krigsvold, and Mr. Goren upon termination in various circumstances. The potential payments are based on the terms of each of the employment agreements discussed above. For a more detailed description of the employment agreements, see the “Employment Agreements” section above.

Name	Potential Payment Upon Termination
	($)		Option Awards (#)
Steven Shum	$310,000	(1)	788	(2)
Terah Krigsvold	$125,000	(3)	656	(4)
Andrea Goren	$125,000	(5)	938	(6)

(1)	Mr. Shum is entitled to twelve months’ severance at the then applicable base salary rate. Mr. Shum’s current base salary is $310,000 per annum.
(2)	Represents the number of unvested options at December 31, 2025. Mr. Shum’s options vest quarterly over a one year period. At December 31, 2025, there were three quarters remaining in his vesting schedule. The potential payment of shares subject to Mr. Shum’s unvested options will reduce every quarter as his options vest and the value of his unvested options will be based on our market price at such time.

(3)	Ms. Krigsvold is entitled to six months’ severance at the then applicable base salary rate. Ms. Krigsvold’s current base salary is $250,000 per annum.
(4)	Represents the number of unvested options at December 31, 2025. Ms. Krigsvold’s options vest quarterly over a one year period. At December 31, 2025, there were three quarters remaining in her vesting schedule. The potential payment of shares subject to Ms. Krigsvold’s unvested options will reduce every quarter as her options vest and the value of her unvested options will be based on our market price at such time.
(5)	Mr. Goren is entitled to six months’ severance at the then applicable base salary rate. Mr. Goren’s current base salary is $250,000 per annum.
(6)	Represents the number of unvested options at December 31, 2025. Mr. Goren’s options vest quarterly over a one year period. At December 31, 2025, there were three quarters remaining in his vesting schedule. The potential payment of shares subject to Mr. Goren’s unvested options will reduce every quarter as his options vest and the value of his unvested options will be based on our market price at such time.

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

The table below presents information on the compensation of our Chief Executive Officer and other named executive officers in comparison to certain performance metrics for 2025, 2024, and 2023. These metrics are not those that the Compensation Committee uses when setting executive compensation. The use of the term Compensation Actually Paid (“CAP”) is required by the rules and regulations of the SEC, and under such rules, CAP was calculated by adjusting the Summary Compensation Table (“SCT”) Total values for the applicable year as described in the footnotes to the table.

Year	Summary Compensation Table Total for PEO ($) (1)(2)	Compensation Actually Paid to PEO ($) (3)	Average Summary Compensation Table Total for Non-PEO NEOs ($) (1)(2)	Average Compensation Actually Paid to Non-PEO NEOs ($) (3)	Value of Initial Fixed $100 Investment Based On Total Shareholder Return ($)	Net Loss ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)
2025	430,863	389,579	180,843	174,084	0.03	(23,323,054)
2024	260,000	256,230	181,683	133,868	9.56	(9,053,676)
2023	232,675	202,076	222,131	198,460	15.93	(8,034,612)

(1)	The Principal Executive Officer (“PEO”) information reflected in columns (b) and (c) relates to our CEO, Steven Shum. The non-Principal Executive Officer (“non-PEO”) NEOs information reflected in columns (d) and (e) above relates to our CFO Terah Krigsvold, our Chief Business Officer, Andrea Goren, our former President Dr. Daniel Teper, and our former COO Michael Campbell.
(2)	The amounts shown in this column are the amounts of total compensation reported for Steven Shum or the average total compensation reported for the non-PEO NEOs, as applicable, for each corresponding year in the “Total” column of the Summary Compensation. Please refer to “Executive Compensation—Compensation Tables—Summary Compensation Table.”
(3)	The amounts shown have been calculated in accordance with Item 402(v) of Regulation S-K and do not reflect compensation actually realized or received by the Company’s PEO and non-PEO NEOs. In accordance with the requirements of Item 402(v) of Regulation S-K, adjustments were made to Mr. Shum’s total compensation, or the average total compensation of the non-PEO NEOs, as applicable, as described in the tables below.

PEO SCT Total to CAP Reconciliation

Year	Summary Compensation Total ($)	Less Stock Awards ($)	Less Option Awards ($)	Fair Value Adjustments to SCT Total ($)	CAP ($)
2025	430,863	-	52,106	10,822	389,579
2024	260,000	-	-	(3,770)	256,230
2023	232,675	-	30,800	201	202,076

Average Non-PEO NEOs SCT Total to CAP Reconciliation

Year	Summary Compensation Total ($)	Less Stock Awards ($)	Less Option Awards ($)	Fair Value Adjustments to SCT Total ($)	CAP ($)
2025	180,843	-	(14,590)	7,831	174,084
2024	181,683	-	-	(1,965)	179,718
2023	222,131	-	25,256	3,447	200,322

PEO Equity Component of CAP

Year	Fair Value of Current Year Equity Awards at December 31, ($)	Change in Fair Value of Prior Years’ Awards Unvested at December 31, ($)	Change in Fair Value of Current Years’ Awards Vested through the Year Ended December 31, ($)	Change in Fair Value of Prior Years’ Awards Vested through the Year Ended December 31, ($)	Equity Value Included in CAP ($)
	(a)	(b)	(c)	(d)	(e) = (a)+(b)+(c)+(d)
2025	1,613	-	10,519	(1,310)	10,822
2024	-	(937)	-	(2,833)	(3,770)
2023	4,448	(4,214)	5,574	(5,607)	201

Average Non-PEO NEOs Equity Component of CAP

Year	Fair Value of Current Year Equity Awards at December 31, ($)	Change in Fair Value of Prior Years’ Awards Unvested at December 31, ($)	Change in Fair Value of Current Years’ Awards Vested through the Year Ended December 31, ($)	Change in Fair Value of Prior Years’ Awards Vested through the Year Ended December 31, ($)	Equity Value Included in CAP ($)
	(a)	(b)	(c)	(d)	(e) = (a)+(b)+(c)+(d)
2025	1,088	-	7,096	(354)	7,831
2024	-	(512)	-	(1,453)	(1,965)
2023	3,648	(3,293)	4,570	(1,478)	3,447

Compensation of Directors

DIRECTOR COMPENSATION TABLE

Name	Year	Fees earned or paid in cash ($)		Stock awards ($)	Option awards ($)	All other compensation ($)	Total ($)

Trent Davis	2025	53,750	(1)	-	46,895	-	100,645
	2024	42,500	(1)	-	-	-	42,500

Barbara Ryan	2025	62,500	(2)	-	46,895	-	109,395
	2024	52,500	(2)	-	-	-	52,500

Matthew Szot	2025	60,000	(3)	-	46,895	-	106,895
	2024	47,500	(3)	-	-	-	47,500

Rebecca Messina	2025	48,750	(4)	-	46,895	-	95,645
	2024	42,500	(4)	-	-	-	42,500

(1)	As of December 31, 2024, Mr. Davis deferred a cumulative total $66,825 of fees earned which were paid in 2025.
(2)	As of December 31, 2024, Ms. Ryan deferred a cumulative total $91,675 of fees earned which were paid in 2025.
(3)	As of December 31, 2024, Mr. Szot deferred a cumulative total $92,325 of fees earned which were paid in 2025.
(4)	As of December 31, 2024, Ms. Messina deferred a cumulative total $74,000 of fees earned which were paid in 2025.

Director Compensation Program

Our current director compensation program is designed to align our director compensation program with the long-term interests of our stockholders by implementing a program comprised of cash and equity compensation.

In setting director compensation, we consider the amount of time that directors expend in fulfilling their duties to the Company as well as the skill level and experience required by our Board. We also consider board compensation practices at similarly situated companies, while keeping in mind the compensation philosophy of us and the stockholders’ interests. The directors also receive reimbursement for expenses, including reasonable travel expenses to attend board and committee meetings, reasonable outside seminar expenses, and other special board related expenses.

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

On June 1, 2026, we determined that our previously issued financial statements as of and for the periods ended March 31, 2025, June 30, 2025, and September 30, 2025 and the respective periods then ended (collectively, the “Previous Financial Statements”) needed to be restated as a result of an internal review. We identified the following errors in the Previous Financial Statements: (i) incorrect classification of Series C-1 Preferred Stock, which should have been classified as mezzanine equity in the first quarter of 2025; (ii) incorrect classification of Series C-2 Preferred Stock, which should have been classified as mezzanine equity in the second quarter of 2025; (iii) incorrect treatment of a convertible debenture containing an embedded derivative which should have been bifurcated; (iv) the incorrect recognition of a gain on settlement and corresponding reduction to liabilities in connection with a binding term sheet entered into during the second quarter of 2025; (v) the incorrect equity classification of common stock purchase warrants issued pursuant to a warrant inducement transaction during the second quarter of 2025, which should have been classified as a liability; and (vi) the incorrect accounting treatment of an amendment to a promissory note entered into during the third quarter of 2025, which should have been accounted for as a debt extinguishment under Accounting Standards Codification 470-50 (collectively, the “2025 Financial Statement Errors”).

On June 1, 2026, our Audit Committee, after considering the recommendations of management, concluded that our Previous Financial Statements should no longer be relied upon. We restated the Previous Financial Statements in our Annual Report on Form 10-K filed with the SEC on June 2, 2026.

Our Compensation Committee conducted a recovery analysis under the Clawback Policy and determined that, due to the limited impact of the accounting error, the compensation received by our executives during the lookback period would have been the same as if it had calculated based on the restated financial statements. The 2025 Financial Statement Errors did not impact our revenue or loss from operations and have not resulted in any change to the our business plan or operations.

The Compensation Committee determined that no erroneously awarded incentive compensation was subject to recovery under the Company’s Clawback Policy.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table shows information regarding our equity compensation plans as of December 31, 2025.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (c)
Equity compensation plans approved by security holders (1)	9,123	(2)	$563.91	872
Equity compensation plans not approved by security holders	-		-	-
Total	9,123		$563.91	872

(1) 2019 Stock Incentive Plan. On October 3, 2019, our Board adopted the 2019 Stock Incentive Plan (as amended, the “Plan”). The purpose of our Plan is to advance the best interests of the company by providing those persons who have a substantial responsibility for our management and growth with additional incentive and by increasing their proprietary interest in the success of the company, thereby encouraging them to maintain their relationships with us. Further, the availability and offering of stock options and common stock under the plan supports and increases our ability to attract and retain individuals of exceptional talent upon whom, in large measure, the sustained progress, growth and profitability which we depend. As of December 31, 2025 the total number of shares available for the grant of either stock options or compensation stock under the plan, including 9,601 shares approved at our shareholders meeting on June 25, 2025, was 10,000 shares, subject to annual increases of six percent (6%) of the total number of shares of outstanding Common Stock on December 31st of the preceding calendar year.

(2) During the year ended December 31, 2025, the Company issued 630 shares of common stock with a fair value of $76,695 to consultants under the 2019 Plan. The shares of common stock vested immediately.

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

Security Ownership of Certain Beneficial Owners and Management

The following table and notes set forth the beneficial ownership of the common stock of the Company as of June 2, 2026, by each person who was known by the Company to beneficially own more than 5% of the common stock, by each director and named executive officer, and by all directors and executive officers as a group. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or dispositive power with respect to the securities. Unless otherwise indicated below, to our knowledge, all persons listed below have sole voting and dispositive power with respect to their shares of our common stock, except to the extent authority is shared by spouses under applicable law. Unless otherwise noted, the address of all of the individuals and entities named below is care of INVO Fertility, Inc., 5582 Broadcast Court Sarasota, Florida, 34240.

The following table sets forth the beneficial ownership of our common shares as of June 2, 2026 for:

●	each person, or group of affiliated persons, who is known by us to beneficially own more than 5% of our common shares;

●	each of our named executive officers;

●	each of our directors; and

●	all of our current executive officers and directors as a group.

The percentage ownership information is based upon 1,786,035 common shares outstanding as of June 2, 2026. We have determined beneficial ownership in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to applicable community property laws.

Name and Address of Beneficial Owner (1)	Number of Shares		Percentage of Common Stock
5% Stockholders:
None

Officers and Directors:

Andrea Goren	1,268	(2)	0.07%
Steve Shum	1,069	(3)	0.06%
Matthew Szot	1,130	(4)	0.06%
Trent Davis	1,133	(5)	0.06%
Barbara Ryan	1,132	(6)	0.06%
Rebecca Messina	1,135	(7)	0.06%
Terah Krigsvold	883	(8)	0.05%

All directors and executive officers as a group (7 persons)	7,750		0.43%

(1)	Unless otherwise indicated, the business address of each current director or executive officer is INVO Fertility, Inc. 5582 Broadcast Court Sarasota, Florida 34240.
(2)	Includes: 313 shares of common stock under options (either presently exercisable or within 60 days of June 2, 2026).
(3)	Includes: 263 shares of common stock under options (either presently exercisable or within 60 days of June 2, 2026).
(4)	Includes: 281 shares of common stock under options (either presently exercisable or within 60 days of June 2, 2026).
(5)	Includes: 281 shares of common stock under options (either presently exercisable or within 60 days of June 2, 2026).
(6)	Includes: 281 shares of common stock under options (either presently exercisable or within 60 days of June 2, 2026).
(7)	Includes: 281 shares of common stock under options (either presently exercisable or within 60 days of June 2, 2026).
(8)	Includes: 219 shares of common stock under options (either presently exercisable or within 60 days of June 2, 2026).

Item 13. Certain Relationships and Related Transactions, and Director Independence

CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Related Party Transactions Policy and Procedures

We have adopted a written policy with respect to the review, approval, and ratification of related party transactions. Under the policy, any transactions where the amount involved exceeds the lesser of $120,000 or one percent (1%) of the average of our total assets at year-end for the last two completed fiscal years and in which any related person has or will have a direct or indirect material interest, other than equity and other compensation, termination and other arrangements which are described under the headings “Compensation of Directors” and “Executive and Director Compensation,” is defined as a related party transaction. Any such related party transactions are reviewed and must be approved by the Board.

Certain Related Party Transactions

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

On August 13, 2025, the Company and JAG entered into a letter agreement (the “JAG August Letter”) pursuant to which (i) the maturity date of the JAG Notes was extended until September 30, 2025, (ii) if the Company paid $100,000 to JAG before September 30, 2025, the maturity of the JAG Notes would be extended automatically to December 31, 2025, (iii) if the Company pays an additional $175,000 to JAG before the end of each subsequent quarter, the maturity of the JAG Notes will be extended automatically by an additional calendar quarter, until the JAG Notes have been repaid in full, (iv) if the Company raises more than $3,000,000 after the date of the JAG August Letter, the Company shall pay ten percent (10%) of any proceeds in excess of $3,000,000 to repay the JAG Notes, (v) the JAG Notes may be converted by the holder into shares of the Company’s common stock at a conversion price of $80.00 per share, and (vi) the Company agreed to issue to JAG a warrant to purchase up to 3,750 shares of the Company’s common stock at an exercise price of $80.00 per share, exercisable for five years from the date of issuance (the “JAG Warrant”).

On November 13, 2025, the Company and JAG entered into an additional letter agreement pursuant to which (i) the maturity date of the JAG Notes was extended until December 31, 2025, if the Company paid $100,000 to JAG by November 30, 2025, (ii) the exercise price on the JAG Warrant was reduced from $80.00 per share to $30.00 per share, and (iii) the remaining terms of the JAG August Letter remained unchanged.

For the years ended December 31, 2025 and 2024, the Company incurred $60,833 and $61,000 in interest related to the JAG Notes, respectively. In December 2025, the Company repaid $63,000 of interest due on the JAG Notes. As of December 31, 2025 the balance of the JAG Notes was $660,000 plus outstanding accrued interest of $120,437.

Executive Notes Payable

In the fourth quarter of 2022, the Company issued demand promissory notes in the aggregate principal amount of $220,000 for an aggregate purchase price of $200,000, of which (i) $100,000 was received from its Chief Executive Officer ($60,000 on November 29, 2022, $15,000 on December 2, 2022, and $25,000 on December 13, 2022) and (ii) $100,000 was received from an entity controlled by its Chief Business Officer ($75,000 on November 29, 2022 and $25,000 on December 13, 2022). These notes accrue 10% annual interest accrues from the date of issuance. These notes are callable with 10 days prior written notice. At maturity, the Company agreed to pay outstanding principal, a 10% financing fee, and accrued interest.

For the years ended December 31, 2025 and 2024, the Company incurred $20,278 and $20,333 in interest related to these demand notes, respectively. As of December 31, 2025, the cumulative balance of these demand notes was $220,000 plus outstanding accrued interest of $62,460.

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

Item 14. Principal Accountant Fees and Services

The Company transitioned from M&K CPAS, PLLC (“M&K”) to WithumSmith+Brown, PC (“Withum”), as the Company’s independent registered accounting firm, effective September 5, 2025.

The following table represents aggregate fees billed to the Company by M&K:

	Fiscal Year Ended December 31, 2025 ($)	Fiscal Year Ended December 31, 2024 ($)
Audit Fees	30,500	109,950
Audit Related Fees	46,500	26,500
Tax Fees	-	-
All Other Fees	-	-

The following table represents aggregate fees billed to the Company by Withum:

	Fiscal Year Ended December 31, 2025 ($)	Fiscal Year Ended December 31, 2024 ($)
Audit Fees	229,566	-
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

Audit Fees

Audit Fees includes fees billed for the fiscal year shown for professional services for the audit of the Company’s annual financial statements on Form 10-K, the reviews of the consolidated quarterly financial statements included in each of our quarterly reports on Form 10-Q, and other audit services.

Audit-Related Fees

Audit-Related Fees include fees for assurance and related services performed to comply with generally accepted auditing standards and including audit of target acquisition companies and comfort and consent letters in connection with SEC filings and financing transactions.

PRE-APPROVAL POLICIES AND PROCEDURES

Our Board has adopted a procedure for pre-approval of all fees charged by our independent auditors. Under the procedure, the Board approves the engagement letter with respect to audit and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of the Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit fees paid to the auditors with respect to fiscal years 2025 and 2024 were pre-approved by the entire Board.

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

EXHIBIT INDEX

Exhibit No.	Exhibit
31.3*	Certification by Principal Executive Officer pursuant to Rule 13a-4(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.4*	Certification by Principal Financial Officer pursuant to Rule 13a-4(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
97.1	INVO Fertility, Inc. Clawback Policy filed as exhibit 97.1 to the Annual Report on Form 10-K/A filed with the SEC on May 19, 2025.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
104*	Cover Page Interactive Data File

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized on June 12, 2026.

INVO Fertility, Inc.

Date: June 12, 2026	By:	/s/ Steven Shum
Steven Shum
Chief Executive Officer (Principal Executive Officer)

