Form 10-Q
period 2026-03-31
INVO Fertility, Inc.
filed 2026-06-22
CIK 1417926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of June 22, 2026, the Registrant had 1,786,035 shares of common stock outstanding.

INVO FERTILITY, INC. FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Quarterly Report on Form 10-Q contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may be identified by such forward-looking terminology as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” or the negative of these terms or other comparable terminology. Our forward-looking statements are based on a series of expectations, assumptions, estimates, and projections about our company, are not guarantees of future results or performance, and involve substantial risks and uncertainty. We may not actually achieve the plans, intentions, or expectations disclosed in these forward-looking statements. Actual results or events could differ materially from the plans, intentions, and expectations disclosed in these forward-looking statements. Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including the risks and uncertainties inherent in our statements regarding the following:

●	Our financial condition and need for additional capital;

●	Our limited operating history and a history of net operating losses, and we depend on continued access to capital and clinic revenue growth to fund our operations;

●	The competitiveness of the fertility and ART services industry;

●	The dependence of our growth strategy on identifying and successfully completing and integrating fertility clinic acquisition;

●	Our dependence on key executives, physicians, embryologists, and clinical personnel;

●	Risks associated with operating certain of our fertility clinics as joint ventures;

●	Reliance on a single third-party manufacturer for INVOcell production;

●	Intellectual property risks;

●	Evolving state and federal laws on abortion and embryo personhood;

●	Federal and state regulation as both a fertility clinic operator and a medical device manufacturer;

●	The FDA clearance process for the INVOcell and any future device modifications;

●	Payor consolidation and managed care trends;

●	Cybersecurity threats or data breaches involving sensitive patient health information;

●	Material weaknesses in our internal control over financial reporting;

●	Risks related to our common stock and capital structure; and

●	Risks related to market and macroeconomic conditions.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

INVO FERTILITY, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31,	December 31,
	2026	2025

ASSETS
Current assets
Cash	$4,904,455	$2,077,842
Accounts receivable, net of allowances of $75,766 and $69,641 as of March 31, 2026 and December 31, 2025, respectively	248,387	217,263
Inventory	224,555	225,253
Prepaid expenses and other current assets	356,764	241,145
Total current assets	5,734,161	2,761,503
Property and equipment, net	474,641	386,165
Lease right of use	1,976,210	1,286,217
Intangible assets, net	1,369,795	1,325,145
Goodwill	6,519,232	5,878,986
Investment in NAYA Therapeutics	2,466,810	2,466,810
Note receivable – NAYA Therapeutics	5,029,770	5,029,770
Note receivable – HRCFG	1,085,528	1,085,528
Total assets	$24,656,147	$20,220,124

LIABILITIESAND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$1,668,216	$2,034,057
Accrued compensation	349,957	285,946
Notes payable - current portion, net	362,567	394,664
Notes payable - related party, net	880,000	880,000
Deferred revenue	725,493	721,897
Lease liability, current portion	271,793	208,987
Additional payments for acquisition, current portion	2,050,000	3,925,000
Warrant liability	-	1,881,078
Other current liabilities	47,812	-
Total current liabilities	6,355,838	10,331,629
Lease liability, net of current portion	1,810,504	1,171,075
Liability for excess losses of equity method investee	426,306	448,474
Notes payable – net of current portion	660,165	744,725
Other liabilities, net of current portion	79,688	-
Additional payments for acquisition, net of current portion	300,000	300,000
Total liabilities	$9,632,501	$12,995,903

Stockholders’ equity
Series C-2 Preferred Stock, $1,000.00 par value; 20,000 shares authorized; 0 and 3,004 issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	$-	$2,406,359
Series D Preferred Stock, $1,000.00 par value, 400 share authorized; 400 and 0 issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	400,000	-
Common Stock, $.0001 par value; 50,000,000 shares authorized; 1,640,635 and 477,366 issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	164	239
Additional paid-in capital	111,547,840	96,187,026
Accumulated deficit	(96,924,358)	(91,369,403)
Total stockholders’ equity	15,023,646	7,224,221
Total liabilities and stockholders’ equity	$24,656,147	$20,220,124

The accompanying notes are an integral part of these consolidated financial statements.

INVO FERTILITY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months
	Ended March 31,
	2026	2025

Revenue:
Clinic revenue	$1,982,233	$1,621,553
Product revenue	32,992	15,632
Total revenue	2,015,225	1,637,185
Operating expenses
Cost of services	1,282,247	1,040,945
Cost of goods sold	5,152	3,984
Selling, general and administrative expenses	2,176,099	1,557,322
Depreciation and amortization	142,698	234,462
Total operating expenses	3,606,196	2,836,713
Loss from operations	(1,590,971)	(1,199,528)
Other income (expense):
Gain from equity method investment	22,168	15,096
Loss on changes in fair value on warrant liability	(3,790,225)	-
Interest expense	(180,323)	(307,839)
Total other income (expense)	(3,948,380)	(292,743)
Net loss from continuing operations	(5,539,351)	(1,492,271)
Loss from discontinued operations	-	(15,911,315)
Net loss	$(5,539,351)	$(17,403,586)

Net loss from continuing operations per common share:
Basic	$(3.38)	$(297.87)
Diluted	$(3.38)	$(297.87)
Net loss from discontinued operations per common share:
Basic	$-	$(3,176.06)
Diluted	$-	$(3,176.06)
Net loss per common share:
Basic	$(3.38)	$(3,473.93)
Diluted	$(3.38)	$(3,473.93)
Weighted average number of common shares outstanding:
Basic	1,637,859	5,010
Diluted	1,637,859	5,010

The accompanying notes are an integral part of these consolidated financial statements.

INVO FERTILITY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Series C-1 Preferred Stock		Series C-2 Preferred Stock (Equity)		Series D Preferred Stock		Additional Paid-in	Accumulated	Total	Series C-1 Preferred Stock (Mezzanine)		Series C-2 Preferred Stock (Mezzanine)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity	Shares	Amount	Shares	Amount

Balance, December 31, 2024	3,116	$1	30,375	$30,375,000	-	$-	-	$-	$49,537,090	$(67,327,733)	$12,584,358	-	$-	8,576	$7,457,000
Proceeds from the sale of common stock, net of fees and expenses	1,814	-	-	-	-	-	-	-	8,747,902	-	8,747,902	-	-	-	-
Preferred stock redemption	-	-	-	-	-	-	-	-	(521,922)	-	(521,922)	-	-	(4,000)	(3,478,078)
Reclass of C-1 Preferred Stock	-	-	(30,375)	(30,375,000)	-	-	-	-	-	-	-	30,375	30,375,000	-	-
Warrant exercise - cashless	73	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Warrant exercise - prefunded	1,224	-	-	-	-	-	-	-	175	-	175	-	-	-	-
Stock options vested	-	-	-	-	-	-	-	-	70,655	-	70,655	-	-	-	-
Dividends on preferred stock	-	-	-	-	-	-	-	-	-	(305,245)	(305,245)	-	-	-	-
Rounding for reverse split	2	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Net loss attributable to Invo Bioscience, Inc	-	-	-	-	-	-	-	-	-	(17,403,586)	(17,403,586)	-		-	-
Balance, March 31, 2025	6,229	$1	-	$-	-	$-	-	$-	$57,833,900	$(85,036,564)	$3,172,337	30,375	$30,375,000	4,576	$3,978,922

Balance, December 31, 2025	477,377	$47	-	$-	3,004	$2,406,359	-	$-	$96,187,218	$(91,369,403)	$7,224,221	-	$-	-	$-
Common stock issued to service providers	25,000	3	-	-	-	-	-	-	70,918	-	70,921	-	-	-	-
Preferred stock conversion	120,406	12	-	-	(3,027)	(2,429,359)	-	-	2,429,347	-	-	-	-	-	-
Warrant exercise, net of issuance costs of $575,016	506,546	51	-	-	-	-	-	-	12,418,977	-	12,419,028	-	-	-	-
Warrant exercise - cashless	84,730	8	-	-	-	-	-	-	346,898	-	346,906	-	-	-	-
Warrant exercise - prefunded	426,373	43	-	-	-	-	-	-	171	-	214	-	-	-	-
Stock options vested	-	-	-	-	-	-	-	-	94,311	-	94,311	-	-	-	-
Dividends on preferred stock	-	-	-	-	23	23,000	-	-	-	(15,604)	7,396	-	-	-	-
Consideration in acquisition	-	-	-	-	-	-	400	400,000	-	-	400,000	-	-	-	-
Rounding for reverse split	203	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	-	(5,539,351)	(5,539,351)	-	-	-
Balance, March 31, 2026	1,640,635	$164	-	$-	-	$-	400	$400,000	$111,547,840	$(96,924,358)	$15,023,646	-	$-	-	$-

The accompanying notes are an integral part of these consolidated financial statements.

INVO FERTILITY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended
	March 31,
	2026	2025
Cash flows used in operating activities:
Net loss	$(5,539,351)	$(17,403,586)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash stock compensation issued for services	70,921	45,000
Fair value of vested stock options	94,311	70,655
Amortization of discount on notes payable	-	87,055
Gain from equity method investment	(22,168)	(15,096)
Changes in fair value on warrant liability	3,790,225	-
Impairment loss	-	14,645,069
Depreciation and amortization	142,698	234,462
Changes in assets and liabilities:
Accounts receivable	(31,124)	1,267
Inventory	698	3,306
Prepaid expenses and other current assets	(115,619)	(156,353)
Accounts payable and accrued expenses	(394,401)	(934,839)
Accrued compensation	64,011	(256,689)
Deferred revenue	3,596	122,971
Leasehold liability	12,242	4,884
Accrued interest	7,386	6,360
Net cash used in operating activities	(1,916,575)	(3,545,534)
Cash used in investing activities:
Payments to acquire property, plant, and equipment	-	(14,650)
Payment for acquisitions	(210,000)	-
Net cash used in investing activities	(210,000)	(14,650)
Cash from financing activities:
Proceeds from the sale of common stock, net of offering costs	-	8,747,902
Proceeds from warrant exercise, net	7,094,845	88
Payment deferred acquisition consideration	(2,025,000)	-
Preferred stock redemption	-	(4,000,000)
Principal payments on notes payable	(116,657)	(1,088,795)
Net cash provided by financing activities	4,953,188	3,659,195

Increase in cash and cash equivalents	2,826,613	99,011
Cash and cash equivalents at beginning of period	2,077,842	741,396
Cash and cash equivalents at end of period	$4,904,455	$840,407
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$644,158	$169,042
Noncash activities:
Accrued dividends on preferred stock	$-	$305,245
Preferred stock redemption adjustment	$-	$521,922
Preferred stock issued for acquisition	$400,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

INVO FERTILITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

(UNAUDITED)

Note 1 – Summary of Significant Accounting Policies

Description of Business

INVO Fertility, Inc. (“INVO” or the “Company”) is a healthcare services and technology company focused on the fertility marketplace and dedicated to expanding access to assisted reproductive technology (“ART”) care for patients in need. The Company’s principal commercialization strategy is focused on building, acquiring, and operating fertility clinics, including “INVO Centers” dedicated primarily to offering the intravaginal culture (“IVC”) procedure enabled by its INVOcell medical device (“INVOcell”) and US-based, profitable in vitro fertilization (“IVF”) clinics. As of the date of this filing, the Company has four fertility clinics in the United States. The Company also continues to engage in the sale and distribution of its INVOcell technology solution into third-party owned and operated fertility clinics. The Company’s proprietary technology, INVOcell, is a revolutionary medical device that allows fertilization and early embryo development to take place in vivo within the woman’s body. This treatment solution is the world’s first IVC technique for the incubation of oocytes and sperm during fertilization and early embryo development. The Company intends to seek out additional, innovative fertility-focused technologies, to license or acquire to utilize within its operating clinics. In addition, the Company owns 19.9% of NAYA Therapeutics, Inc. (“NTI”), a clinical-stage oncology and autoimmune technology business, after divesting the remaining 80.1% in the second quarter of 2025 to focus exclusively on the fertility marketplace.

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

The Company considers events or transactions that have occurred after the consolidated balance sheet date of March 31, 2026, but prior to the filing of the consolidated financial statements with the SEC in this Quarterly Report on Form 10-Q, to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure, as applicable. Subsequent events have been evaluated through the date of the filing of this Quarterly Report on Form 10-Q.

Business Segments

The Company operates in three segments. See Note 16 – Segment Reporting for additional information on the Company’s segments.

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

Discontinued Operations

The Company accounted for the divesture of its NTI subsidiary in accordance with Accounting Standards Codification (“ASC”) 205, Discontinued Operations (“ASC 205”). ASC 205 requires that a component of an entity that has been disposed of or is classified as held for sale, has operations and cash flows that can be clearly distinguished from the rest of the entity, and represents a strategic shift that has (or will have) a major effect on the reporting entity’s financial results must be reported as discontinued operations. As of June 30, 2025 the divesture of NTI met the held-for-sale criteria as defined in ASC 205 and was disposed of in the same period. See Note 6 – Discontinued Operations for additional information on the discontinued operations treatment of NTI.

In the period a component of an entity is classified as a discontinued operation, the results of operations for the periods presented are reclassified into separate line items in the unaudited consolidated statements of operations and the assets and liabilities of the discontinued operation are also reclassified into separate line items on the related consolidated balance sheets. Prior period amounts are also adjusted to reflect discontinued operations presentation. All amounts included in the notes to the unaudited consolidated financial statements relate to continuing operations unless otherwise noted.

Variable Interest Entities

The Company’s consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, and variable interest entities (“VIE”), where the Company is the primary beneficiary under the provisions of ASC 810, Consolidation (“ASC 810”). A VIE must be consolidated by its primary beneficiary when, along with its affiliates and agents, the primary beneficiary has both: (i) the power to direct the activities that most significantly impact the VIE’s economic performance; and (ii) the obligation to absorb losses or the right to receive the benefits of the VIE that could potentially be significant to the VIE. The Company reconsiders whether an entity is still a VIE only upon certain triggering events and continually assesses its consolidated VIEs to determine if it continues to be the primary beneficiary. See Note 4 – Variable Interest Entities for additional information on the Company’s consolidated VIEs.

Equity Method Investments

Investments in unconsolidated affiliates, over which the Company exerts significant influence but does not control or otherwise consolidate, are accounted for using the equity method. Equity method investments are initially recorded at cost. These investments are included in investment in joint ventures in the accompanying consolidated balance sheets. The Company’s share of the profits and losses from these investments is reported in loss from equity method joint venture in the accompanying consolidated statements of operations. The Company monitors its investments for other-than-temporary impairment by considering factors such as current economic and market conditions and the operating performance of the investees and records reductions in carrying values when necessary. See Note 4 – Variable Interest Entities for additional information on the Company’s equity method VIE’s.

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

The following table presents the changes in the Company’s allowance for doubtful accounts:

Balance as of December 31, 2025	$69,641
Provision	6,125
Write-offs	-
Recoveries	-
Balance as of March 31, 2026	$75,766

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

The following table presents, for each of the fair value hierarchy levels required under ASC 820, the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2026:

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Note receivable	$-	$-	$5,029,770

The following table presents, for each of the fair value hierarchy levels required under ASC 820, the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2025:

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Note receivable	$-	$-	$5,029,770
Liabilities:
Warrant liability	$-	$-	$1,881,078

The following table presents the changes is the fair value of the Level 3 assets and liabilities:

	Note receivable	Warrant liability
Fair value as of December 31, 2025	$5,029,770	$1,881,078
Change in valuation	-	3,790,225
Reclassification to equity	-	(5,671,303)
Balance as of March 31, 2026	$5,029,770	$-

The Company used a scenario-based discounted cash flow (income approach) to estimate the fair value of the NAYA Therapeutics convertible note receivable as of March 31, 2026. Under this method, management identified four discrete payoff scenarios based on the note’s contractual terms, then probability-weighted the present value of expected cash flows under each scenario. The calibrated discount rate was 10.27%

Derivatives

The Company reviews the conversion features of all liability and equity instruments based on the requirements of ASC 815, “Derivatives and Hedging” to determine if the conversion feature represents an embedded derivative. The Company had no derivatives as of March, 31, 2026.

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

The following table presents the changes in the Company’s deferred revenue:

Balance as of December 31, 2025	$721,897
Additions to deferred revenue	1,892,610
Revenue recognized from deferred revenue	(1,889,015)
Balance as of March 31, 2026	$725,493

Stock Based Compensation

The Company accounts for stock-based compensation under the provisions of ASC 718-10, Compensation. This statement requires the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period in which the employee is required to provide service or based on performance goals in exchange for the award, which is usually the vesting period. The Company recognizes forfeitures as they occur.

Loss Per Share

Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding. Diluted earnings per share are computed similarly to basic earnings per share except that the denominator is increased to include potentially dilutive securities. The Company’s diluted loss per share is the same as the basic loss per share for the three months ended March 31, 2026, and 2025, as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

	Three Months Ended March 31,
	2026	2025
Net loss (numerator)	$(5,539,351)	$(17,403,586)
Basic and diluted weighted-average number of common shares outstanding (denominator)	1,637,859	5,010
Basic and diluted net loss per common share	$(3.38)	$(3,473.93)

The Company has excluded the following dilutive securities from the calculation of fully diluted shares outstanding because the result would have been anti-dilutive:

	As of March 31,
	2026	2025
Options	9,123	68
Convertible notes and interest	498,086	5,264
Convertible preferred stock	66,667	-
Warrants	2,051,770	20,644
Total	2,625,646	25,976

Recently Adopted Accounting Pronouncements

In July 2025, the FASB issued ASU 2025-05 Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”) which allows public business entities a practical expedient. Under this practical expedient, an entity is allowed to assume that the current conditions it has applied in determining credit loss allowances for current accounts receivable and current contract assets remain unchanged for the remaining life of those assets. ASU 2025-05 is effective for annual reporting periods beginning after December 15, 2025 and interim reporting periods within those annual reporting periods. The Company adopted ASU 2025-05 for the period-ended March 31, 2026 and concluded it did not have a material impact to its condensed consolidated financial statements.

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

Note 2 – Liquidity

Historically, the Company has funded its cash and liquidity needs through revenue collection, equity financings, debt, and convertible debt. For the three months ended March 31, 2026 and 2025, the Company incurred a net loss from continuing operations of approximately $5.5 million and $1.5 million, respectively, and has an accumulated deficit of approximately $96.9 million as of March 31, 2026.

The Company has been dependent on raising capital through debt and equity financings to meet its needs for cash used in operating and investing activities. During the first three months of 2026, the Company received net proceeds of $7.1 million from a warrant inducement. Over the next 12 months, the Company’s plan includes growing its clinic revenue organically and pursuing additional profitable fertility clinic acquisitions. Until the Company can generate positive cash from operations, it will need to raise additional funding to meet its liquidity needs and to execute its business strategy. As in the past, the Company will seek debt and/or equity financing, which may not be available on reasonable terms, if at all.

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

Note 3 – Business Combinations

On February 18, 2026, the Company, consummated its acquisition of Family Beginnings P.C. (the “Indiana Clinic”) for a combined purchase price of $760,000, consisting of $360,000 in cash, of which $210,000 was paid at closing, $150,000 was a holdback to be released six months after the closing date, and $400,000 in Series D Preferred (see Note 13 – Stockholders’ Equity for additional information on the Series D Preferred).

The Indiana Clinic is a fertility practice that provides direct treatment to patients focused on fertility care, and employs a physician and other healthcare providers to deliver such services and procedures.

The Company’s wholly owned subsidiary, Wood Violet Fertility, LLC (“Wood Violet”) purchased the Indiana Clinic’s non-medical assets, and Fertility, P.A., a Florida professional corporation, purchased the Indiana Clinic’s medical assets.

On February 18, 2026, in conjunction with the Indiana Clinic acquisition, Wood Violet entered into a Management Services Agreement (the “Indiana MSA”) with Fertility, P.A., pursuant to which Wood Violet provides management, administrative, laboratory, and other operational support services to the medical practice.

The Company’s consolidated financial statements for the three months ended March 31, 2026 include the Indiana Clinic’s results of operations from the acquisition date of February 18, 2026 through March 31, 2026. The Company’s consolidated financial statements reflect the preliminary purchase accounting adjustments in accordance with ASC 805, “Business Combinations”, whereby the purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values on the acquisition date. The Company assigned no value to tangible assets, liabilities, or other intangible assets for which estimated fair value was determined to be insignificant as of the acquisition date.

Consideration given:
Cash	$210,000
Holdback	150,000
Series D Preferred	400,000
$760,000

Assets and liabilities acquired:
Tradename	$150,000
Goodwill	610,000
$760,000

Pro Forma Financial Information

The following unaudited pro forma consolidated results of operations for the three months ended March 31, 2026 and 2025 assume the acquisition was completed on January 1, 2025:

	Three Months Ended March 31,
	2026	2025
Pro forma revenue	$2,173,865	$1,940,531
Pro forma net loss	$(5,509,014)	$(17,314,688)

Pro forma data does not purport to be indicative of the results that would have been obtained had these events actually occurred at the beginning of the periods presented and is not intended to be a projection of future results. The share and per share data have been retroactively reflected for the acquisition.

Note 4 – Variable Interest Entities

Consolidated VIEs

Bloom INVO, LLC

On June 28, 2021, INVO Centers LLC, a Delaware company wholly owned by the Company, (“INVO CTR”) entered into a limited liability company agreement (the “Bloom Agreement”) with Bloom Fertility, LLC (“Bloom”) to establish a joint venture entity, formed as “Bloom INVO LLC” (the “Georgia JV”), for the purposes of commercializing INVOcell, and the related IVC procedure, through the establishment of an INVO Center in the Atlanta, Georgia metropolitan area (the “Atlanta Clinic”).

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

The Bloom Agreement provides Bloom with a “profits interest” in the Georgia JV and, in connection with such profits interest, states that profits and losses be allocated to its members based on a hypothetical liquidation of the Georgia JV. In such a scenario, liquidation proceeds would be distributed in the following order: (a) to INVO CTR until the difference between its capital contributions and distributions equals $0; (b) to Bloom until its distributions equal 150% of the liquidation amounts distributed to INVO CTR (a “catch-up” to rebalance the distributions between members); and (c) thereafter on a pro rata basis. The Georgia JV had no assets or liabilities at the time the units were issued, and, as of March 31, 2026, INVO CTR had made capital contributions greater than the net loss of the Georgia JV. As such, the entire net loss was allocated to INVO CTR, and no loss was allocated to the noncontrolling interest of Bloom.

The Company determined the Georgia JV is a VIE, and that the Company is its primary beneficiary because the Company has an obligation to absorb losses that are potentially significant and the Company controls the majority of the activities that impact the Georgia JV’s economic performance, specifically control of the INVOcell and lab services quality management. As a result, the Company consolidated the Georgia JV’s results with its own. As of March 31, 2026, the Company invested $0.9 million in the Georgia JV in the form of capital contributions as well as $0.5 million in the form of a note. For the three months ended March 31, 2026 and 2025, the Georgia JV recorded a net profit of $89 thousand and a net loss of $33 thousand respectively. Noncontrolling interest in the Georgia JV was $0.

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

The Company determined that the Alabama JV is a VIE for which no party is the primary beneficiary. Although the Company has potentially significant economic exposure as the Alabama JV’s primary funding source, it does not have unilateral power to direct the activities that most significantly impact the Alabama JV’s economic performance, as such power is shared between the parties under the Alabama JV’s operating agreement. Accordingly, the Company accounts for its interest in the Alabama JV under the equity method.

The Company funded the Alabama JV in the form of a $1.7 million note receivable issued by HRCFG (the “Alabama JV Note Receivable”). The Alabama JV Note Receivable has an annual interest rate of 1.5% and repayment is to be made from 30% of the Alabama JV’s operating profit. Beginning in May 2022, the principal Alabama JV Note Receivable was reduced by $15,000 each month in exchange for consulting services provided by the members of HRCFG. The consulting agreement was terminated in the third quarter of 2025. As of March 31, 2026 and 2025, the principal balance of the Alabama JV Note Receivable was $1.1 million and $1.2 million respectively.

The Company co-signed a lease with HRCFG to provide facilities for the Alabama JV’s clinical operations. The Alabama JV is responsible for the lease payments and controls the use of the leased premises. The Company is obligated to satisfy the lease payments only in the event the Alabama JV is unable to do so. The remaining lease payments as of March 31, 2026 and 2025 were $0.3 million and $0.4 million, respectively.

For the quarters ended March 31, 2026 and 2025, the Alabama JV recorded net income of $0.04 million and $0.03 million, respectively, of which the Company recognized gains from equity method investments of $0.02 million and $0.02 million, respectively. The negative carrying value of the Alabama JV as of March 31, 2025 and 2024 was $(0.4) million and $(0.5) million, respectively.

The following table summarizes our investments in unconsolidated VIEs:

			Carrying Value as of
	Location	Percentage Ownership	March 31, 2026	December 31, 2025
HRCFG INVO, LLC	Alabama, United States	50%	$(426,306)	$(448,474)
Total investment in unconsolidated VIEs			$(426,306)	$(448,474)

Earnings from investments in unconsolidated VIEs were as follows:

	Three Months Ended March 31,
	2026	2025
HRCFG INVO, LLC	$22,168	$15,096
Total earnings from unconsolidated VIEs	$22,168	$15,096

The following tables summarize the combined unaudited financial information of our unconsolidated VIEs:

	Three Months Ended March 31,
	2026	2025
Statements of operations:
Operating revenue	$316,900	$322,210
Operating expenses	(312,179)	(292,017)
Net profit (loss)	$4,721	$30,193

	March 31, 2026	December 31, 2025
Balance sheets:
Current assets	$137,480	105,845
Long-term assets	367,215	388,647
Current liabilities	(132,517)	(127,217)
Net assets	$372,178	367,275

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

The following table summarizes the Company’s transactions with VIEs:

	Three Months Ended March 31,
	2026	2025
Bloom INVO, LLC
INVOcell revenue	$12,000	$4,500
Unconsolidated VIEs
INVOcell revenue	$3,000	$2,970

The Company had balances with VIEs as follows:

	March 31, 2026	December 31, 2025
Bloom INVO, LLC
Accounts receivable	$6,000	$-
Notes payable and accrued interest	515,552	511,946
Unconsolidated VIEs
Accounts receivable	$31,500	$28,500

Note 6 – Discontinued Operations

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

In the second quarter of 2025, the Company recognized a loss of $1,534,517 upon the disposition of the 80.1% ownership of NTI.

Consideration received:
Series C-1 Preferred	$2,466,810
NTI Note Receivable	4,803,175
NTI Series A Preferred	3,879,611
$11,149,596

Assets and liabilities divested:
Cash	$6,569
Other current assets	16,700
Tradename	257,000
In process R&D	14,571,000
Goodwill	3,011,638
AP & accrued liabilities	(4,804,016)
Debt	(374,778)
Net assets	$12,684,113

Loss on disposition	$1,534,517

The major classes of line items constituting loss from discontinued operations are as follows:

March 31, 2025
Revenue	$-
Cost of revenue	-
Selling, general, and administrative expenses	997,152
Research and development expenses	265,663
Impairment loss	14,645,069
Depreciation and amortization	-
Interest expense	3,431
Loss on discontinued operations	$15,911,315

There were no depreciation, amortization, capital expenditures, or significant operating and investing noncash items related to the discontinued operations.

Note 7 – Inventory

Components of inventory are as follows:

	March 31, 2026	December 31, 2025
Raw materials	$46,292	$50,323
Finished goods	178,262	174,930
Total inventory	$224,555	$225,253

Note 8 – Property and Equipment

The estimated useful lives and accumulated depreciation for equipment are as follows as of March 31, 2026, and December 31, 2025:

Estimated Useful Life
Manufacturing equipment	6 to 10 years
Medical equipment	7 to 10 years
Office equipment	3 to 7 years

	March 31, 2026	December 31, 2025
Manufacturing equipment	$132,513	$132,513
Medical equipment	651,465	522,624
Office equipment	90,821	93,837
Leasehold improvements	96,817	96,817
Less: accumulated depreciation	(496,974)	(459,626)
Total equipment, net	$474,641	$386,165

During the three months ended March 31, 2026, and 2025, the Company recorded depreciation expense of $37,348 and $30,087, respectively.

Note 9 – Intangible Assets and Goodwill

Components of intangible assets are as follows:

	March 31, 2026	December 31, 2025
Tradename	$403,000	$253,000
Noncompetition agreement	1,980,500	1,980,500
Less: accumulated amortization	(1,013,705)	(908,355)
Total intangible assets	$1,369,795	$1,325,145

The changes in the carrying amount of goodwill are as follows:

	Fertility Clinic Services	Total
Balance as of December 31, 2025
Goodwill	$5,878,986	$5,878,986
Accumulated impairment losses	-	-
	5,878,986	5,878,986
Impairment losses	-	-
Goodwill written off related to divesture	-	-
Goodwill acquired	640,246	640,246
Balance as of March 31, 2026
Goodwill	6,519,232	6,519,232
Accumulated impairment losses	-	-
	$6,519,232	$6,519,232

As part of the Wisconsin Fertility Institute (“WFI”) acquisition, which closed on August 10, 2023, the Company acquired a tradename valued at $253,000, noncompetition agreements valued at $3,961,000 and goodwill of $5,878,986 which includes assembled workforce valued at $34,000. The tradename was deemed to have a useful life of 10 years. The noncompetition agreements were deemed to have a useful life of 5 years. In 2025, the Company recognized an impairment of $1,397,353 in its Clinic Services segment on the noncompetition agreement as the Company agreed to release Dr. Pritts from her noncompetition agreement as part of a settlement and binding term sheet entered into with Dr. Pritts on May 14, 2025.

During the three months ended March 31, 2026, and 2025, the Company recorded amortization expenses related to intangible assets of $105,350 and $204,375, respectively. This amortization expense is related to the WFI tradename and WFI noncompetition agreements.

Goodwill has an indefinite useful life and is therefore not amortized.

The following table presents estimated future amortization expense:

2026	$421,400
2027	421,400
2028	366,386
2029	25,300
2030 and beyond	135,309
Total	$1,369,795

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

As of March 31, 2026, the Company’s lease components included in the consolidated balance sheet were as follows:

Lease component	Balance sheet classification	March 31, 2026
Assets
ROU assets – operating lease	Other assets	$1,976,210
Total ROU assets		$1,976,210

Liabilities
Current operating lease liability	Current liabilities	$271,793
Long-term operating lease liability	Other liabilities	1,810,504
Total lease liabilities		$2,082,297

Future minimum lease payments as of March 31, 2026 were as follows:

2026	$372,569
2027	495,131
2028	384,223
2029	394,384
2030 and beyond	1,476,491
Total future minimum lease payments	3,122,799
Less: Interest	(1,040,502)
Total operating lease liabilities	$2,082,297

For the three months ended March 31, 2026 and 2025, the weighted average remaining lease term for operating leases was 82 months and 93 months, respectively. For the three months ended March 31, 2026 and 2025, the weighted average discount rate for operating leases was 12.4 % and 12.2%, respectively. The Company paid approximately $0.1 million and $0.1 million in cash for operating lease amounts included in the measurement of lease liabilities for the three months ended March 31, 2026 and 2025, respectively. The Company did not have any finance leases as of March 31, 2026.

Note 11 – Notes Payable

Notes payables consisted of the following:

	March 31, 2026	December 31, 2025

Related party demand notes with a 10% financing fee. 10% annual interest from issuance. As of March 31, 2026 and December 31, 2025, all these notes are callable.	$220,000	$220,000
Related party convertible notes with a 10% financing fee. 10% annual interest from issuance. As of March 31, 2026 and December 31, 2025, all these notes are callable.	660,000	660,000
Convertible notes payable. 10% annual interest. Conversion price of $16.00	-	50,000
Note payable. 35% - 100% cumulative interest. Matures on June 29, 2028	1,022,732	1,089,389
Total, net of discount	1,902,732	2,019,389
Less current portion	1,242,567	1,274,664
Long-term portion of notes payable	$660,165	$744,725

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

On August 13, 2025, the Company and JAG entered into a letter agreement (the “JAG August Letter”) pursuant to which (i) the maturity date of the JAG Notes is extended until September 30, 2025, (ii) if the Company paid $100,000 to JAG before September 30, 2025, the maturity of the JAG Notes will be extended automatically to December 31, 2025, (iii) if the Company pays an additional $175,000 to JAG before the end of each subsequent quarter, the maturity of the JAG Notes will be extended automatically by an additional calendar quarter, until the JAG Notes have been repaid in full, (iv) if the Company raises more than $3,000,000 after the date of the letter agreement, the Company shall pay ten percent (10%) of any proceeds in excess of $3,000,000 to repay the JAG Notes, (v) the JAG Notes may be converted by the holder into shares of the Company’s common stock at a conversion price of $80.00 per share, and (vi) the Company agreed to issue to JAG a warrant (the “JAG Warrant”) to purchase up to 3,750 shares of the Company’s common stock at an exercise price of $80.00 per share, exercisable for five years from the date of issuance.

As the JAG August Letter added a conversion feature to the JAG Notes, the modification was accounted for as an extinguishment. The Company recognized a loss of $235,712 based on the fair value of the warrants issued with the modification.

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

For the periods ended March 31, 2026 and 2025, the Company incurred $16,500 and $15,000 in interest related to the JAG Notes, respectively. In December 2025, the Company repaid $63,000 of interest due on the JAG Notes. As of March 31, 2026 the balance of the JAG Notes was $660,000 plus outstanding accrued interest of $142,437.

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

For the periods ended March 31, 2026 and 2025, the Company incurred $5,000 and $5,000 in interest related to these demand notes, respectively. As of March 31, 2026 the cumulative balance of these demand notes was $220,000 plus outstanding accrued interest of $67,460.

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

On September 24, 2024, the Company, the Lender, Steven Shum, and the Guarantors entered into an amendment to the Loan Agreement, pursuant to which the Lender approved the Sept 24 Cash Advance Agreement and the Company agreed to increase the “Minimum Interest” (as defined in the Loan Agreement) by 0.15x effective as of December 1, 2024, if the Company did not receive equity investment of at least $1,000,000 by November 30, 2024. The Company did not raise such amount by such date, and, as such the Minimum Interest rate due on the RSLA Loan increased by 0.15x.

On August 13, 2025, the Company, the Lender, Steven Shum, and the Guarantors entered into a third amendment to the Loan Agreement, pursuant to which (i) the Lender consented to the change of the Company’s name to INVO Fertility, Inc., (ii) the Lender waived the event of default that would result from the entry of judgment pursuant to a term sheet with Dr. Pritts and the Pritts Trust, (iii) the parties agreed to an adjusted repayment schedule whereby the monthly payment under the Loan Agreement increased by $20,000, and (iv) the Company agreed to reimburse the Lender for approximately $17,500 in fees and expenses incurred in connection with the third amendment. The Company reviewed the revised terms of the third amendment both qualitatively and quantitatively and as there was more than a 10% change in cash flows determined it should be accounted for an extinguishment. As such the $17,500 in lender fees were expensed immediately as an extinguishment loss.

The financing fees for the RSLA Loan were recorded as a debt discount. As of March 31, 2026 the debt discount had been fully amortized and in March 31, 2025, the Company amortized $789 of the debt discount. For the three months ended March 31, 2026 and 2025, the Company incurred $158,343 and $112,253, respectively, in interest related to the RSLA Loan. The principle balance outstanding was $1,217,207 and $1,022,733 as of March 31, 2026 and 2025, respectively.

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

On August 13, 2025, the Company and JAG entered into the JAG August Letter pursuant to which (i) the maturity date of the JAG Notes is extended until September 30, 2025, (ii) if the Company paid $100,000 to JAG before September 30, 2025, the maturity of the JAG Notes will be extended automatically to December 31, 2025, (iii) if the Company pays an additional $175,000 to JAG before the end of each subsequent quarter, the maturity of the JAG Notes will be extended automatically by an additional calendar quarter, until the JAG Notes have been repaid in full, (iv) if the Company raises more than $3,000,000 after the date of the letter agreement, the Company shall pay ten percent (10%) of any proceeds in excess of $3,000,000 to repay the JAG Notes, (v) the JAG Notes may be converted by the holder into shares of the Company’s common stock at a conversion price of $80.00 per share, and (iv) the Company agreed to issue to the JAG Warrant.

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

For the periods ended March 31, 2026 and 2025, the Company incurred $16,500 and $15,000 in interest related to the JAG Notes, respectively. In December 2025, the Company repaid $63,000 of interest due on the JAG Notes. As of March 31, 2026 the balance of the JAG Notes was $660,000 plus outstanding accrued interest of $142,437.

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

For the quarters ended March 31, 2026 and 2025, the Company incurred $5,000 and $5,000 in interest related to these demand notes, respectively. As of March 31, 2026 the cumulative balance of these demand notes was $220,000 plus outstanding accrued interest of $67,460.

Note 13 – Stockholders’ Equity

Reverse Stock Split (Mar 2026)

On March 25, 2026, the Company’s board of directors approved a reverse stock split of the Company’s common stock at a ratio of 1-for-5 and also approved a proportionate increase in its authorized common stock from 50,000,000 shares to 250,000,000. The reverse stock split took effect on March 27, 2026. All share information included in this Form 10-Q has been reflected as if the reverse stock split occurred as of the earliest period presented.

Increase in Authorized Common Stock (Jan 2026)

On January 22, 2026, the Company’s stockholders approved an amendment to our Amended and Restated Articles of Incorporation to increase our number of authorized shares of common stock from 6,250,000 to 250,000,000 and the Company filed a Certificate of Amendment to its Articles of Incorporation to increase its authorized shares of common stock for the same.

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

Increase in Authorized Common Stock (July 2025)

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

Each share of Series C-2 Preferred has a stated value of $1,000.00, which, along with any additional amounts accrued thereon pursuant to the terms of the Series C-2 Certificate of Designation (collectively, the “Conversion Amount”) is convertible into shares of the Company’s common stock at an initial conversion price equal to $992.60 per share, subject to adjustment as set forth in the C-2 Certificate of Designation. Following the Company’s stockholders approval of the issuance of common stock upon conversion of the Series C-2 Convertible Preferred Stock, each share of Series C-2 Preferred became convertible into the Company’s common stock at the option of the holder of such Series C-2 Preferred shares, except that the Company may not effect such conversion if, after giving effect to the conversion or issuance, the holder, together with its affiliates, would beneficially own in excess of 9.99% of the Company’s outstanding common stock.

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

The 2nd Certificate of Amendment removed the “Bankruptcy Triggering Event” and “Change of Control” redemption rights.

Series D Preferred Stock

On February 18, 2026, the Company authorized 400 shares of Series D Non-Voting Convertible Preferred Stock (the “Series D Preferred”) with a stated value of $1,000.00 per share.

The Series D Preferred is convertible into shares of the Company’s common stock at an initial conversion price of $6.00 per share, subject to adjustments including customary adjustments for stock dividends, stock splits, reclassifications and the like, and weighted average price-based adjustments in the event of any issuances of shares of common stock, or securities convertible, exercisable or exchangeable for shares of common stock, at a price below the then applicable conversion price (subject to certain exceptions); provided, however, in no event will the conversion price be less than the Floor Price (as defined in the Series D Preferred Certificate of Designation).

Each share of Series D Preferred is convertible into the Company’s common stock at the option of the holder, except if, after giving effect to the conversion or issuance, such holder, together with its affiliates, would beneficially own in excess of 4.99% of the Company’s outstanding common stock.

The Series D Preferred ranks senior to the Company’s common stock. Subject to the rights of the holders of any senior securities, in the event of any voluntary or involuntary liquidation, dissolution, or winding up, or sale of our company, each holder of Series D Preferred shall be entitled to receive its pro rata portion of an aggregate payment equal to the amount as would be paid on our common stock issuable upon conversion of the Series D Preferred, determined on an as-converted basis, without regard to any beneficial ownership limitation.

Pursuant to the Series D Certificate of Designation, a holder of Series D Preferred is entitled to receive dividends on an as-converted basis (without regard to applicable beneficial ownership limitations) equal to, and in the same form and manner as, dividends paid on the Company’s common stock, other than dividends payable solely in shares of common stock. Notwithstanding the foregoing, the Series D Preferred has no voting rights and has no other rights other than those rights provided by law.

The Company may, at its option, redeem, all outstanding shares of Series D Preferred in whole, or in part, upon not less than five (5) calendar days written notice to the holder prior to the date fixed for redemption thereof, at a redemption price per share of the stated value plus all declared but unpaid dividends thereon.

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

During the third quarter of 2025, FNL exercised its Additional Investment Right to acquire 1,650 shares of Series C-2 Preferred, with an aggregate stated value of $1,650,000, for $1,650,000 in cash. No gain or loss was recognized on these transactions. As a result of these exercises, the conversion price on the right to additionally acquire Series C-2 Preferred adjusted to $28.564. The Series C-2 Preferred issued pursuant to these exercises were sold and issued, and the shares of common stock issuable thereunder will be sold and issued, without registration under the Securities Act, in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act and/or Rule 506 promulgated thereunder as transactions not involving a public offering.

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

During the fourth quarter of 2025, FNL exercised its Additional Investment Right to acquire 700 shares of Series C-2 Preferred, with an aggregate stated value of $700,000, for $700,000 in cash. No gain or loss was recognized on these transactions. As a result of these exercises, the conversion price on the right to additionally acquire Series C-2 Preferred adjusted to $25.14. The Series C-2 Preferred issued pursuant to these exercises were sold and issued, and the shares of common stock issuable thereunder will be sold and issued, without registration under the Securities Act, in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act and/or Rule 506 promulgated thereunder as transactions not involving a public offering.

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

Three Months Ended March 31, 2026

In January 2026, the Company issued 426,373 shares of common stock upon the exercise of pre-funded warrants.

In January 2026, the Company issued 84,730 shares of common stock upon the cashless exercise of warrants.

In the first three months of 2026, the Company issued 506,546 shares of common stock upon the exercise of warrants in a warrant inducement. The Company received net proceeds of approximately $7.1 million. See Note 15 –Warrants for additional information on the January 2026 Warrant Inducement.

During the first three months of 2026, the Company issued 120,406 shares of common stock upon the conversion of shares of Series C-2 Preferred.

During the first three months of 2026, the Company issued 25,000 shares of common stock to consultants in consideration of services rendered. The shares were issued under the Company’s 2019 Stock Incentive Plan (the “2019 Plan”).

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

The following table sets forth the activity of the options to purchase common stock under the 2019 Plan.

	Number of Shares	Weighted Average Exercise Price
Outstanding as of December 31, 2025	9,123	$578.86
Granted	-	-
Exercised	-	-
Canceled	-	-
Balance as of March 31, 2026	9,123	$578.86
Exercisable as of March 31, 2026	2,356	$563.91

	Total Intrinsic Value of Options Exercised	Total Fair Value of Options Vested
Year ended December 31, 2025	$-	$40,090
Three months ended March 31, 2026	$-	$31,285

For the three months ended March 31, 2026, there were no options granted. The Company estimates the fair value of options at the grant date using the Black-Scholes model. For all stock options granted through March 31, 2026, the weighted average remaining service period is 1 year.

Restricted Stock and Restricted Stock Units

In the three months ended March 31, 2026, the Company granted 25,000 shares of restricted stock to consultants under the 2019 Plan that vested immediately.

Note 15 –Warrants

The following table sets forth the activity of warrants:

	Number of Warrants	Weighted Average Exercise Price
Outstanding as of December 31, 2025	960,847	$20.23
Granted	1,893,492	7.95
Exercised	(952,569)	9.08
Canceled	-	-
Balance as of March 31, 2026	1,901,770	$13.34

The following table sets forth the activity of pre-funded warrants:

	Number of Pre-funded Warrants	Weighted Average Exercise Price
Balance as of December 31, 2025	426,373	$0.0005
Issued	-	-
Exercised	(426,373)	0.0005
Canceled	-	-
Balance as of March 31, 2026	-	$-

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

Warrant Inducement (April 2025)

On April 30, 2025, the Company entered into an inducement letter agreement (the “Inducement Letter Agreement”) with an institutional investor and existing holder (the “Holder”) of the Jan 2025 Offering Warrants to purchase up to 19,410 shares of the Company’s common stock. The Jan 2025 Offering Warrants were originally issued on January 14, 2025, with an exercise price of $1,008.00 per share. The Company received proceeds of approximately $0.9 million from the exercise of the Jan 2025 Offering Warrants.

Pursuant to the Inducement Letter Agreement, the Holder agreed to exercise the Jan 2025 Offering Warrants for cash at the exercise price of $193.20 per share in consideration for the Company’s agreement to issue new unregistered warrants (the “April 2025 Warrants”) to purchase up to an aggregate of 5,823 shares of common stock at an exercise price of $193.20 per share.

The April 2025 Warrants included a Share Combination Event Adjustment provision, which provides that if the lowest volume-weighted average price (“VWAP”) during the five consecutive trading days following a Share Combination Event (as defined in the April 2025 Warrants) is below the then-current exercise price, the exercise price will be reduced and the number of warrants will be proportionately increased. Due to this provision, the April 2025 Warrants were classified as a derivative liability. The Company determined the fair value of the warrants at issuance to be $736,896 using a Black-Scholes option pricing model. The April 2025 Warrants were fully exercised in January 2026. The April 2025 Warrants were fair valued at the time of the exercise and the Company recognized a loss of $276,453.

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

December 2025 Private Placement Warrants

On December 2, 2025, the Company issued pre-funded warrants to purchase 426,373 shares of common stock at an exercise price of $0.0005 per share and warrants to purchase 946,746 shares of common stock at an exercise price of $8.45 per share (the “December 25 Warrants”) pursuant to the Dec 2025 Securities Purchase Agreement.

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

On January 22, 2026, the Company’s shareholders approved an increase in the Company’s authorized stock and as such the December 2025 Warrants were reclassified as equity. The Company recognized a loss of $3,513,772 on the change in fair value of the December 2025 Warrants when they were reclassified.

The warrants were exercised in full as part of the January 2026 Warrant Inducement described below. 459,400 of the shares were held in abeyance as of March 31, 2026.

On December 2, 2025, the Company issued warrants to purchase up to 23,669 shares of common stock at an exercise price of $10.5625 per share pursuant to the Dec 2025 Placement Agency Agreement.

See Note 13 – Stockholders’ Equity for additional information on the Dec 2025 Private Placement.

Warrant Inducement (January 2026)

On January 28, 2026, the Company entered into an inducement letter agreement (the “January 2026 Inducement Letter Agreement”) with the holder of the December 2025 Warrants.

Pursuant to the January 2026 Inducement Letter Agreement, the holder agreed to exercise the December 2025 Warrants for cash at the exercise price of $7.95 per share in consideration for the Company’s agreement to issue new unregistered warrants to purchase up to an aggregate of 1,893,492 shares of common stock at an exercise price of $7.95 per share. Such new warrants will become exercisable upon receipt of such approval as may be required by the applicable rules and regulations of the Nasdaq Capital Market (or any successor entity) from the stockholders of INVO with respect to issuance of all of such new warrants and the shares of common stock upon the exercise thereof and have a term of five and one-half years from the date stockholder approval is obtained.

Note 16 – Segment Reporting

The Company’s Chief Operating Decision Maker (“CODM”) as defined under GAAP is the Company’s Chief Executive Officer.

The Company defines its segments on the basis of the way in which internally reported financial information is regularly reviewed by the CODM to analyze financial performance, make decisions, and allocate resources. The Company has analyzed its operations per ASC 280 and identified three operating segments: Clinic Services, INVOcell Device, and Therapeutics. The three segments align with the Company’s distinct product and service lines. For the three months ended March 31, 2026 the Company did not have any sales or operations outside of the United States.

The Clinics Services operating segment consists of financial information for WFI, the Atlanta Clinic, and the Indiana Clinic. The INVOcell Device operating segment consists of financial information relating to the Company’s manufacture and sales of the INVOcell. The Therapeutics segment was divested in May 2025.

The tables below provide information about the Company’s segments and include a reconciliation to income before taxes:

Three Months Ended March 31, 2026	Fertility Clinic Services	INVOcell Device	Total
Revenue from external customers	$1,983,540	$32,992	$2,016,532
Intersegment revenues	-	12,000	12,000
	1,983,540	44,992	2,028,532
Reconciliation of revenue
Elimination of intersegment revenue			(12,000)
Total consolidated revenue			2,016,532
Less:
Cost of revenue	1,282,247	5,152	1,287,399
Sales and marketing	21,112	-	21,112
General and administrative	514,929	-	514,929
Depreciation and amortization	34,821	2,431	37,252
Segment profit	$130,431	$37,409	155,840
Reconciliation of net loss
Other income (loss)			22,168
Interest expense			(180,323)
Unallocated amounts:
Other corporate expenses			(1,745,504)
Loss before taxes			$(1,747,819)

Assets	$6,238,540	$29,809

Three Months Ended March 31, 2025	Fertility Clinic Services	INVOcell Device	Therapeutics	Total
Revenue from external customers	$1,621,553	$15,632	$-	$1,637,185
Intersegment revenues	-	4,500	-	4,500
	1,621,553	20,132	-	1,641,685
Reconciliation of revenue
Elimination of intersegment revenue				(4,500)
Total consolidated revenue				1,637,185
Less:
Cost of revenue	1,060,243	3,984	-	1,064,227
Sales and marketing	12,974	-	-	12,974
General and administrative	307,101	-	1,000,583	1,307,684
Research and development	-	-	265,663	265,663
Impairment loss	-	-	14,645,069	14,645,069
Depreciation and amortization	212,456	2,431	-	214,887
Segment profit (loss)	$28,778	$13,717	$(15,911,315)	(15,873,319)
Reconciliation of net loss
Other income (loss)				15,096
Interest expense				(307,839)
Unallocated amounts:
Other corporate expenses				(1,237,524)
Loss before taxes				$(17,403,586)

Assets	$10,654,643	$39,534	$16,942,932

No single customer comprised 10% or more of the Company’s consolidated revenues from transactions in 2026 or 2025. In addition, the receivables balance attributable to any single customer did not comprise 10% or more of the Company’s total trade accounts receivable as of March 31, 2026, or March 31, 2025.

Note 17 – Income Taxes

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

Income tax expense was $0 for the three months ended March 31, 2026 and 2025. The annual forecasted effective income tax rate for 2026 is 0%, with a year-to-date effective income tax rate for the three months ended March 31, 2026, of 0%.

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

Legal Matters

As of March 31, 2026, the Company was not subject to any material legal proceedings; however, it could be subject to legal proceedings and claims from time to time in the ordinary course of its business, or legal proceedings that it considered immaterial may in the future become material. Regardless of the outcome, litigation can, among other things, be time consuming and expensive to resolve, and can divert management resources.

Note 19 – Subsequent Events

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as may be amended, supplemented, or superseded from time to time by other reports we file with the SEC. All amounts in this report are in U.S. dollars, unless otherwise noted.

Throughout this Quarterly Report on Form 10-Q, references to “we,” “our,” “us,” the “Company,” “INVO,” or “INVO Fertility, Inc.” refer to INVO Fertility, Inc.

Overview

We are a healthcare services and technology company focused on the fertility marketplace and dedicated to expanding access to assisted reproductive technology (“ART”) care to patients in need. Our principal commercial strategy is focused on acquiring, establishing, and operating fertility clinics and related businesses and technologies. Our acquisition strategy focuses on US-based, profitable fertility clinics. Our clinics offer a variety of fertility services including in vitro fertilization (“IVF”) and the intravaginal culture (“IVC”) procedure enabled by its INVOcell® medical device (“INVOcell”) procedure enabled by INVOcell.  As of the date of this filing, we have four fertility clinics in the United States. We also continue to engage in the sale and distribution of our INVOcell technology solution into third-party owned and operated fertility clinics. We also intend to seek out additional, innovative fertility-focused technologies, to license or acquire in order to utilize within our clinics.

Fertility Clinics

On February 18, 2026, we completed our acquisition of Family Beginnings, P.C., an Indiana based fertility clinic that offers both IVF and IVC (“Family Beginnings” or the “Indiana Clinic”).

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

Wisconsin Fertility Institute and Family Beginnings

As established and profitable clinics, WFI and Family Beginnings have full staffs, including REI’s, an OBGYN trained to provide fertility treatment and full complement of medical, laboratory and administration staff. The day to day clinical operations are handled by on site staff. Our corporate staff manages finance, billing, accounting, human resources and other overhead responsibilities.

Alabama JV

We established HRCFG INVO, LLC (the “Alabama JV”) with HRCFG, LLC (“HRCFG”). The responsibilities of HRCFG’s principals include providing clinical practice expertise, performing recruitment functions, providing all necessary training, and providing day-to-day management of the Alabama JV. Our responsibilities include providing funding to the Alabama JV and being the exclusive provider of the INVOcell.

Georgia JV

We formed a joint venture with Bloom Fertility, LLC (“Bloom”) to establish a joint venture entity, formed as “Bloom INVO LLC” (the “Georgia JV”). The responsibilities of Bloom include providing all medical services required for the operation of the Georgia JV. Our responsibilities include providing funding to the Georgia JV, lab services, quality management, and being the exclusive provider of the INVOcell.

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

Market Opportunity

Fertility Clinics and INVOcell Device

The global ART marketplace is a large and growing, multi-billion-dollar industry across the world as increased infertility rates, greater patient awareness and improving financial incentives, such as insurance and governmental assistance, continue to drive demand. According to the European Society for Human Reproduction 2024 ART Fact Sheet, one in six couples worldwide experience fertility challenges. Additionally, the worldwide market remains vastly underserved as a high percentage of patients in need of care continue to go untreated each year for many reasons, but key among them are capacity constraints and cost barriers. There have been large increases in the use of IVF, with current estimates of approximately 4 million ART cycles performed globally each year, producing around 1 million babies. Regrettably, this only amounts to less than 5% of the infertile couples worldwide being treated and less than 2% of such couples having a child though IVF. The industry remains capacity constrained which creates challenges in providing access to care for the volume of patients in need. A survey by “Resolve: The National Infertility Association” indicates the two main reasons couples do not use IVF is cost and geographical availability (and/or capacity).

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

We will also continue seek out additional, innovative technologies that we can utilize to further benefit patients and enhance our clinic operations.

Sales and Marketing

Fertility Clinics

Our fertility clinics employ various strategies to build awareness for their services and/or to maintain and grow patient flow and fertility cycle volume. The principal source of patient flow comes through OBGYN referrals and patient word of mouth. Our clinical staff maintain relationships with the local OBGYN community and organize virtual and in person events to showcase our centers’ services, fertility treatment effectiveness statistics and quality of our clinical personnel. We also conduct regular social and other media campaigns to attract new patients and to build awareness.

At the corporate level, we seek to build general awareness for our clinical activities and IVC procedure results with a view to drive patients to our centers and to grow demand for our INVOcell device. These efforts also support our ongoing work to acquire additional IVF clinics in the near term and open new fertility clinics longer term.

The acquisition of existing IVF clinics requires less sales and marketing effort compared to opening new fertility clinics as they have established patient flows that can be built upon. When entering a new market with a fertility clinic, we leverage the experience developed in establishing our Alabama and Georgia joint ventures. We employ strategies to secure patient flow levels that can enable new fertility clinics to become profitable and contribute economically to our overall business as soon as possible. Primarily, our fertility clinics seek to employ local, reputable physicians with strong ties to the OBGYN community.

INVOcell Device

Historically, our approach to marketing INVOcell was focused on identifying partners within targeted geographic regions that we believe could best support our efforts to expand access to advanced fertility treatment using the INVOcell and IVC procedure for the large number of underserved infertile people around the world. Those efforts resulted in the execution of a series of distribution agreements with partners across the globe. More recently, as we shifted our focus to acquiring and operating fertility clinics, which activities have been centered in the US, and as a result of the limited traction experienced in international markets, proactive marketing efforts for the INVOcell have been limited to the United States. In our domestic market, we distribute the INVOcell directly to a number of third-party IVF clinics and we remain open to pursuing foreign markets that present a realistic opportunity for incremental revenue on a profitable basis.

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

On May 27, 2026, we received an additional letter (the “10-Q Letter”) from the Staff indicating that we failed to file our Quarterly Report on Form 10-Q for the period ended March 31, 2026 (the “10-Q Filing”), on a timely basis.

Both letters also stated that, in accordance with Nasdaq rules, we have 60 calendar days from the date of the 10-K Letter to submit a plan to regain compliance with the Timely Filing Rule. Should the Staff accept such plan, it could grant an exception of up to 180 calendar days from the 10-K Filing’s due date, or until October 13, 2026, to regain compliance.

Our 10-K Filing was filed with the SEC on June 2, 2026. We received an additional letter from the Staff on June 9, 2026 indicating we were no longer noncompliant on our 10-K Filing but as the 10-Q Filing had not been completed, we were still noncompliant with the Timely Filing Rule.

None of the above letters from the Staff had an immediate effect on the listing of our common stock.

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

On February 18, 2026, we completed the acquisition of Family Beginnings. The transaction was executed through our wholly owned subsidiary Wood Violet Fertility, LLC (“Wood Violet”). The total purchase price was approximately $760,000, consisting of $360,000 in cash, of which $210,000 was paid at closing, $150,000 is a holdback to be released six months from the closing date, and $400,000 in Series D Preferred Stock.

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

Increase in Authorized Common Stock (Jan 2026)

On January 22, 2026, our stockholders approved an amendment to our Amended and Restated Articles of Incorporation to increase our number of authorized shares of common stock from 6,250,000 to 250,000,000, and we filed a Certificate of Amendment to our Articles of Incorporation to increase our authorized shares of common stock for the same.

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

Results of Operations

Our focus has been on building the business, strengthening our balance sheet, and seeking out additional acquisition opportunities and in the early part of 2026 we made substantial progress toward each of these goals. In January 2026, we raised net proceeds of $7.1 million through a warrant inducement offering, which we used in part to satisfy $2.2 million in deferred consideration obligations related to the WFI acquisition. Also in January 2026, all outstanding shares of our Series C-2 Convertible Preferred Stock were converted into common stock, further simplifying our capital structure. Building on this balance sheet momentum, we closed on the acquisition of Family Beginnings in Indiana during February 2026 (see Recent Developments for additional information), and we now have a robust pipeline of additional acquisition opportunities.

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

Comparison of the Three Months Ended March 31, 2026, and 2025

Revenue

Revenue for the three months ended March 31, 2026 was approximately $2.0 million, compared to approximately $1.6 million for the three months ended March 31, 2025. The increase of approximately $0.4 million, or 23%, was primarily attributable to increased revenue of $0.3 million from growth initiatives at the Georgia JV and $ 0.1 million the addition of Family Beginnings.

Cost of Services

Cost of services for the three months ended March 31, 2026 was approximately $1.3 million, compared to approximately $1.0 million for the three months ended March 31, 2025. The increase of approximately $0.3 million or 23% directly correlates to the increase in clinic revenue.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses for the three months ended March 31, 2026 were approximately $2.2 million, compared to approximately $1.6 million for the three months ended March 31, 2025. The increase of approximately $0.6 million, or approximately 40%, of which, $0.3 million was related to increased professional fees, $0.1 million was related to increased personnel costs, and $0.1 million was related to increased general administrative operating expenses. Non-cash, stock-based compensation expense was $0.2 million in the period, compared to $0.1 million for the same period in the prior year.

Loss on Changes in Fair Value

Loss on change in fair value of warrants was approximately $3.8 million for the three months ended March 31, 2026, compared to none for the three months ended March 31, 2025. The 2026 loss reflects the remeasurement of liability classified warrants to fair value immediately prior to their reclassification to equity during the quarter.

Interest Expense and Financing Fees

Interest expense and financing fees were approximately $0.2 million for the three months ended March 31, 2026, compared to approximately $0.3 million for the three months ended March 31, 2025.

Loss from Discontinued Operations

Loss from discontinued operations for the three months ended March 31, 2026 and 2025 were none and $15.9 million, respectively. The loss in 2025 was directly related to the divesture of NAYA Therapeutics.

Liquidity and Capital Resources

For the three months ended March 31, 2026, and 2025, we had net losses of approximately $5.5 million and $17.4 million, respectively, and an accumulated deficit of approximately $96.9 million as of March 31, 2026. Approximately $4.1 million of the net loss was related to non-cash expenses for the three months ended March 31, 2026, compared to $14.8 million for the three months ended March 31, 2025. We had negative working capital of approximately $0.6 million as of March 31, 2026, compared to negative working capital of approximately $7.5 million as of December 31, 2025. As of March 31, 2026, we had stockholder’s equity of approximately $15.0 million compared to stockholder’s equity of approximately $7.2 million as of December 31, 2025.

We have been dependent on raising capital through debt and equity financing to secure the cash required to fund our operating expenses and investing activities. During the first three months of 2026, we received net proceeds of approximately $7.1 million from the exercise of warrants, which was partially used to repay approximately $0.1 million in debt.

Over the next twelve months, our plan includes growing our clinic revenue organically and pursuing additional profitable fertility clinic acquisitions. Until we can generate a sufficient amount of cash from operations, we will need to raise additional funding to meet our liquidity needs and to execute our business strategy. As in the past, we will seek debt and/or equity financing, which may not be available on reasonable terms, if at all.

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

Cash Flows

The following table shows a summary of our cash flows for the three months ended March 31, 2026 and 2025:

	2026	2025
Cash (used in) provided by:
Operating activities	(1,886,329)	(3,545,534)
Investing activities	(240,246)	(14,650)
Financing activities	4,953,188	3,659,195

Cash Flows from Operating Activities

As of March 31, 2026, we had approximately $4.9 million in cash, compared to approximately $0.8 million as of March 31, 2025. Net cash used in operating activities for the first three months of 2026 was approximately $1.9 million, compared to approximately $3.5 million for the same period in 2025. The decrease in net cash used in operating activities was primarily due to changes in the business from the divesture of NAYA Therapeutics.

Cash Flows from Investing Activities

During the three months ended March 31, 2026, cash used in investing activities of approximately $0.2 million was primarily related to the acquisition of Family Beginnings. During the three months ended March 31, 2025, cash used in investing activities of $14 thousand was primarily related to the purchase of equipment for WFI.

Cash Flows from Financing Activities

During the three months ended March 31, 2026, cash provided by financing activities of approximately $5.0 million was primarily related to approximately $7.1 million of net proceeds from warrant exercises which was partially offset by approximately $2.0 million for deferred consideration payments for WFI and approximately $0.1 million of debt repayment. During the three months ended March 31, 2025, cash provided by financing activities of approximately $3.7 million was primarily related to approximately $8.7 million of net proceeds from a public offering which was partially offset by a $4 million redemption of the C-2 Preferred Stock and approximately $1.1 million in debt repayment.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition presented in this section is based upon our unaudited consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. During the preparation of the financial statements, we are required to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate, based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, our results, which allows us to form a basis for making judgments on the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates based on variance with our assumptions and conditions. A summary of significant accounting policies is included below. Management believes that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about our operating results and financial condition.

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

Variable Interest Entities

The Company’s consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, and variable interest entities (“VIE”), where the Company is the primary beneficiary under the provisions of ASC 810, Consolidation (“ASC 810”). A VIE must be consolidated by its primary beneficiary when, along with its affiliates and agents, the primary beneficiary has both: (i) the power to direct the activities that most significantly impact the VIE’s economic performance; and (ii) the obligation to absorb losses or the right to receive the benefits of the VIE that could potentially be significant to the VIE. The Company reconsiders whether an entity is still a VIE only upon certain triggering events and continually assesses its consolidated VIEs to determine if it continues to be the primary beneficiary. See Note 4 – Variable Interest Entities for additional information on the Company’s consolidated VIEs.

Equity Method Investments

Investments in unconsolidated affiliates, over which the Company exerts significant influence but does not control or otherwise consolidate, are accounted for using the equity method. Equity method investments are initially recorded at cost. These investments are included in investment in joint ventures in the accompanying consolidated balance sheets. The Company’s share of the profits and losses from these investments is reported in loss from equity method joint venture in the accompanying consolidated statements of operations. The Company monitors its investments for other-than-temporary impairment by considering factors such as current economic and market conditions and the operating performance of the investees and records reductions in carrying values when necessary. See Note 4 – Variable Interest Entities for additional information on the Company’s equity method VIE’s.

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

Recently Issued Accounting Standards Not Yet Effective or Adopted

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material impact on the accompanying consolidated financial statements.

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

Our management, including the Chief Executive Officer and the Chief Financial Officer, has since carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this report. These disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2026 due to the material weaknesses described below.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (1992 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation of our internal control over financial reporting, management has concluded that, as of March 31, 2026, our internal control over financial reporting was not effective due to material weaknesses related to (1) a limited segregation of duties due to our lack of formal control documentation, limited resources, and the small number of employees, and (2) a lack of adequate accounting resources to properly account for complex accounting transactions. Management has determined that these control deficiencies constitute material weaknesses, which could result in material misstatements of significant accounts and disclosures that could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

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

(c)	Insider Adoption or Termination of Trading Arrangements

During the fiscal quarter ended March 31, 2026, none of our directors or officers informed us of the adoption, modification, or termination of a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as such terms are defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Description

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 is formatted in Inline XBRL

* Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 22, 2026.

INVO Fertility, Inc.

Date: June 22, 2026	By:	/s/ Steven Shum
Steven Shum, Chief Executive Officer
(Principal Executive Officer)

Date: June 22, 2026	By:	/s/ Terah Krigsvold
Terah Krigsvold, Chief Financial Officer
(Principal Financial and Accounting Officer)

