Form 10-Q
period 2026-06-30
INVO Fertility, Inc.
filed 2026-08-14
CIK 1417926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 14, 2026, the Registrant had 2,506,969 shares of common stock outstanding.

INVO FERTILITY, INC. FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

INVO FERTILITY, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2026	2025
	(unaudited)
ASSETS
Current assets
Cash	$3,732,945	$2,077,842
Accounts receivable, net of allowances of $110,871 and $69,641 as of June 30, 2026 and December 31, 2025, respectively	257,729	217,263
Inventory, net of allowances of $40,000 and $0 as of June 30, 2026 and December 31, 2025, respectively	251,290	225,253
Prepaid expenses and other current assets	360,801	241,145
Total current assets	4,602,765	2,761,503
Property and equipment, net	832,851	386,165
Lease right of use	2,151,844	1,286,217
Intangible assets, net	1,359,445	1,325,145
Goodwill	9,251,563	5,878,986
Investment in NAYA Therapeutics	2,466,810	2,466,810
Note receivable – NAYA Therapeutics	5,169,284	5,029,770
Note receivable – HRCFG	-	1,085,528
Total assets	$25,834,562	$20,220,124

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$1,601,018	$2,034,057
Accrued compensation	450,141	285,946
Notes payable - current portion, net	505,298	394,664
Notes payable - related party, net	621,389	880,000
Deferred revenue	788,498	721,897
Lease liability, current portion	407,568	208,987
Additional payments for acquisition, current portion	2,098,000	3,925,000
Warrant liability	-	1,881,078
Other current liabilities	47,812	-
Total current liabilities	6,519,724	10,331,629
Lease liability, net of current portion	1,874,057	1,171,075
Liability for excess losses of equity method investee	-	448,474
Notes payable – net of current portion	513,386	744,725
Deferred tax liability	56,129	-
Other liabilities, net of current portion	79,688	-
Additional payments for acquisition, net of current portion	300,000	300,000
Total liabilities	$9,342,984	$12,995,903

Stockholders’ equity
Series C-2 Preferred Stock, $1,000.00 par value; 20,000 shares authorized; 0 and 3,004 issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	$-	$2,406,359
Series D Preferred Stock, $1,000.00 par value, 400 shares authorized; 400 and 0 issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	400,000	-
Common Stock, $.0001 par value; 50,000,000 shares authorized; 2,295,035 and 477,366 issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	229	239
Additional paid-in capital	112,126,967	96,187,026
Accumulated deficit	(96,035,618)	(91,369,403)
Total stockholders’ equity	16,491,578	7,224,221
Total liabilities and stockholders’ equity	$25,834,562	$20,220,124

The accompanying notes are an integral part of these consolidated financial statements.

INVO FERTILITY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

Revenue:
Clinic revenue	$2,167,785	$1,832,094	$4,150,018	$3,453,647
Product revenue	7,700	31,560	40,692	47,192
Total revenue	2,175,485	1,863,654	4,190,710	3,500,839
Operating expenses:
Cost of services	1,352,665	1,090,540	2,634,912	2,131,485
Cost of goods sold	60,147	3,063	65,299	7,047
Selling, general, and administrative expenses	1,906,750	2,193,049	4,082,849	3,750,371
Impairment loss	-	1,397,353	-	1,397,353
Depreciation and amortization	145,573	169,737	288,271	404,199
Total operating expenses	3,465,135	4,853,742	7,071,331	7,690,455
Loss from operations	(1,289,650)	(2,990,088)	(2,880,621)	(4,189,616)
Other income (expense):
Gain (loss) from equity method joint ventures	(7,154)	(19,911)	15,014	(4,815)
Gain on remeasurement	2,452,032	-	2,452,032	-
Gain (loss) on change in fair value of warrant liability	-	1,660,160	(3,790,225)	1,660,160
Loss on debt extinguishment	(172,621)	(692,270)	(172,621)	(692,270)
Gain on settlement	-	939,500	-	939,500
Interest income	139,514	-	139,514	-
Interest expense	(177,227)	(440,596)	(357,550)	(748,435)
Total other income (expense)	2,234,544	1,446,883	(1,713,836)	1,154,140
Net income (loss) from continuing operations before income taxes	944,894	(1,543,205)	(4,594,457)	(3,035,476)
Provision for income taxes	56,154	-	56,154	-
Net income (loss) from continuing operations before income taxes	888,740	(1,543,205)	(4,650,611)	(3,035,476)
Discontinued operations (Note 6)
Loss on disposal of NTI	-	(1,534,517)	-	(1,534,517)
Loss on discontinued operations of NTI	-	(541,247)	-	(16,452,562)
Net income (loss)	$888,740	$(3,618,969)	$(4,650,611)	$(21,022,555)

Income (loss) from continuing operations per share
Basic	$0.42	$(155.31)	$(2.48)	$(405.93)
Diluted	$0.35	$(155.31)	$(2.48)	$(405.93)
Loss from discontinued operations per common share
Basic	$-	$(208.91)	$-	$(2,405.38)
Diluted	$-	$(208.91)	$-	$(2,405.38)
Income (loss) per common share:
Basic	$0.42	$(364.23)	$(2.48)	$(2,811.31)
Diluted	$0.35	$(364.23)	$(2.48)	$(2,811.31)
Weighted average number of common shares outstanding:
Basic	2,105,595	9,936	1,873,019	7,478
Diluted	2,592,025	9,936	1,873,019	7,478

The accompanying notes are an integral part of these consolidated financial statements.

INVO FERTILITY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Series C-1 Preferred Stock		Additional Paid-in	Accumulated	Total Equity	Series C-1 Preferred Stock (Mezzanine)		Series C-2 Preferred Stock (Mezzanine)
	Shares	Amount	Shares	Amount	Capital	Deficit	Total	Shares	Amount	Shares	Amount

Balance, December 31, 2024	3,116	$1	30,375	$30,375,000	$49,537,090	$(67,327,733)	$12,584,358	-	$-	8,576	$7,457,000
Reclassification of C-1 Preferred Stock	-	-	(30,375)	(30,375,000)		-	(30,375,000)	30,375	30,375,000	-	-
Proceeds from the sale of common stock, net of fees and expenses	1,814	-	-	-	8,747,902	-	8,747,902	-	-	-	-
Preferred stock redemption		-	-	-	(521,922)	-	(521,922)	-	-	(4,000)	(3,478,078)
Warrant exercise - cashless	73	-	-	-	-	-	-	-	-	-	-
Warrant exercise - prefunded	1,224	-	-	-	88	-	88	-	-	-	-
Stock options issued to directors and employees	-	-	-	-	70,655	-	70,655	-	-	-	-
Dividends on preferred stock	-	-	-	-	-	(305,245)	(305,245)	-	-	-	-
Rounding for reverse split	2	-	-	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	(17,403,586)	(17,403,586)	-	-	-	-
Balance, March 31, 2025	6,229	1	-	-	57,833,813	(85,036,564)	(27,202,750)	30,375	30,375,000	4,576	3,978,922
Common stock issued to service providers	254	-	-	-	62,265	-	62,265	-	-	-	-
Debt conversion	2,193	-	-	-	(178,666)	-	(178,666)	-	-	2,430	2,430,000
Warrant exercise - cashless	319	-	-	-	-	-	-	-	-	-	-
Warrant exercise - prefunded	6,419	1	-	-	799	-	800	-	-	-	-
Warrant exercise	5,299	1	-	-	286,852	-	286,853	-	-	-	-
C-1 to C-2 exchange	-	-	-	-	(837,821)	-	(837,821)	(2,025)	(2,025,000)	3,213	3,213,000
Divesture of NAYA	-	-	-	-	24,368,110	-	24,368,110	(28,350)	(28,350,000)	-	-
Proceeds from the sale of preferred stock	-	-	-	-	-	-	-	-	-	500	500,000
Dividends on preferred stock	-	-	-	-	-	(44,934)	(44,934)	-	-	-	-
Stock options issued to directors and employees	-	-	-	-	11,875	-	11,875	-	-	-	-
Net loss	-	-	-	-	-	(3,618,969)	(3,618,969)	-	-	-	-
Balance, June 30, 2025	20,713	$3	-	$-	$81,547,227	$(88,700,467)	$(7,153,237)	-	$-	10,719	$10,121,922

	Common Stock		Series C-2 Preferred Stock		Series D Preferred Stock		Additional Paid-in	Accumulated	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2025	477,377	$47	3,004	$2,406,359	-	$-	$96,187,218	$(91,369,403)	$7,224,221
Common stock issued to service providers	25,000	3	-	-	-	-	70,918	-	70,921
Preferred stock conversion	120,406	12	(3,027)	(2,429,359)	-	-	2,429,347	-	-
Warrant exercise	506,546	51	-	-	-	-	12,418,977	-	12,419,028
Warrant exercise - cashless	84,730	8	-	-	-	-	346,898	-	346,906
Warrant exercise - prefunded	426,373	43	-	-	-	-	171	-	214
Stock options issued to directors and employees	-	-	-	-	-	-	94,311	-	94,311
Dividends on preferred stock	-	-	23	23,000	-	-	-	(15,604)	7,396
Consideration in acquisition	-	-	-	-	400	400,000	-	-	400,000
Rounding for reverse split	203	-	-	-	-	-	-	-	-
Net loss attributable to Invo Bioscience, Inc	-	-	-	-	-	-	-	(5,539,351)	(5,539,351)
Balance, March 31, 2026	1,640,635	164	-	-	400	400,000	111,547,840	(96,924,358)	15,023,646
Common stock issued to service providers	15,000	1	-	-	-	-	24,259	-	24,260
Warrant exercise	459,400	46	-	-	-	-	(46)	-	-
Warrants issued with debt	-	-	-	-	-	-	172,621	-	172,621
Note conversion	180,000	18	-	-	-	-	287,982	-	288,000
Stock options issued to directors and employees	-	-	-	-	-	-	94,311	-	94,311
Net loss attributable to Invo Bioscience, Inc	-	-	-	-	-	-	-	888,740	888,740
Balance, June 30, 2026	2,295,035	$229	-	$-	400	$400,000	$112,126,967	$(96,035,618)	$16,491,578

The accompanying notes are an integral part of these consolidated financial statements.

INVO FERTILITY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended
	June 30,
	2026	2025
Cash flows used in operating activities:
Net loss	$(4,650,611)	$(21,022,555)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash stock compensation issued for services	95,181	668,805
Fair value of vested stock options	188,622	82,530
Non-cash compensation for services	-	90,000
Provision for credit losses	41,230	-
Amortization of discount on notes payable	-	350,179
(Gain) loss from equity method investment	(15,014)	4,815
Loss from debt extinguishment	172,621	692,270
Remeasurement of note receivable	(2,452,032)	-
Changes in fair value on warrant liability	3,790,225	(1,660,160)
Impairment loss	-	16,042,422
Loss on disposition	-	1,534,517
Gain on settlement	-	(999,500)
Depreciation and amortization	288,271	404,198
Changes in assets and liabilities:
Accounts receivable	(66,344)	(67,374)
Interest receivable	(139,514)	-
Inventory	(3,422)	7,153
Prepaid expenses and other current assets	(102,684)	(274,633)
Accounts payable and accrued expenses	(488,346)	(689,107)
Accrued compensation	137,671	216,480
Deferred revenue	66,601	232,491
Other current liabilities	-	(1,000,000)
Leasehold liability	35,936	9,407
Accrued interest	27,458	114,901
Deferred tax liabilities	56,129	-
Net cash used in operating activities	(3,018,022)	(5,263,155)
Cash used in investing activities:
Payments to acquire property, plant, and equipment	(19,571)	(23,527)
Cash received in acquisition	17,355	-
Payment for acquisition	(210,000)	-
Divesture of NAYA	-	(6,569)
Net cash used in investing activities	(212,216)	(30,096)
Cash from financing activities:
Proceeds from the sale of common stock, net of offering costs	-	8,747,902
Proceeds from sale of preferred stock	-	500,000
Proceeds from warrant exercise, net	7,094,845	1,024,637
Payment deferred acquisition consideration	(2,025,000)	-
Preferred stock redemption	-	(4,000,000)
Principal payments on notes payable	(184,504)	(1,171,503)
Net cash provided by financing activities	4,885,341	5,101,036

Increase (decrease) in cash	1,655,103	(192,215)
Cash at beginning of period	2,077,842	741,396
Cash at end of period	$3,732,945	$549,181
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$415,496	$283,348
Noncash activities:
Preferred stock redemption adjustment	$-	$521,922
Common and preferred stock issued upon conversion notes payable and accrued interest	$-	$2,050,000
Preferred stock exchange	$-	$1,188,000
Preferred stock issued for acquisition	$400,000	$-
Debt and accrued interest converted to common stock	$288,00	-
Common stock issued for accounts payable	$5,192	$23,460

The accompanying notes are an integral part of these consolidated financial statements.

INVO FERTILITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

(UNAUDITED)

Note 1 – Summary of Significant Accounting Policies

Description of Business

INVO Fertility, Inc. (“INVO” or the “Company”) is a healthcare services and technology company focused on the fertility marketplace and dedicated to expanding access to assisted reproductive technology (“ART”) care for patients in need. The Company’s principal commercialization strategy is focused on building, acquiring, and operating fertility clinics. As of the date of this filing, the Company has four fertility clinics in the United States. The Company also engages in the sale and distribution of its INVOcell solution both to its own clinics as well as third-party owned and operated fertility clinics. A patented, FDA approved technology, INVOcell, is a revolutionary medical device that allows fertilization and early embryo development to take place in vivo within the woman’s body (a procedure method referred to as intravaginal culture or “IVC”). This treatment solution is the world’s first IVC technique for the incubation of oocytes and sperm during fertilization and early embryo development. The Company intends to seek out additional, innovative fertility-focused technologies, to license or acquire to utilize within its operating clinics. In addition, the Company owns 19.9% of NAYA Therapeutics, Inc. (“NTI”), a clinical-stage oncology and autoimmune technology business, after divesting 80.1% in the second quarter of 2025 to focus exclusively on the fertility marketplace.

Basis of Presentation and Principles of Consolidation

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

The information included herein should be read in conjunction with the Company’s consolidated financial statements and accompanying notes as of and for the year ended December 31, 2025 (the “audited consolidated financial statements”) that were included in the Company’s Form 10-K filed with the SEC on June 2, 2026 (the “Annual Report”). In management’s opinion, these consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and reflect all adjustments, which include normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2026 and the results of operations for the three and six months ended June 30, 2026 and 2025. The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the full year ending December 31, 2026 or any other future interim or annual period.

The Company considers events or transactions that have occurred after the consolidated balance sheet date of June 30, 2026, but prior to the filing of the consolidated financial statements with the SEC in this Quarterly Report on Form 10-Q, to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure, as applicable. Subsequent events have been evaluated through the date of the filing of this Quarterly Report on Form 10-Q.

Business Segments

The Company operates in two segments. See Note 16 – Segment Reporting for additional information on the Company’s segments.

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

Cash and Cash Equivalents

For financial statement presentation purposes, the Company considers time deposits, certificates of deposit, and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. At times, cash balances exceed amounts insured by the Federal Deposit Insurance Corporation. The Company had no cash equivalents as of December 31, 2025 and June 30, 2026.

Accounts Receivable, net

The Company estimates an allowance for doubtful accounts based upon an evaluation of the current status of receivables, historical experience, and other factors as necessary. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change.

The following table presents the changes in the Company’s allowance for doubtful accounts:

Balance as of December 31, 2025	$69,641
Provision	41,230
Write-offs	-
Recoveries	-
Balance as of June 30, 2026	$110,871

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

The following table presents, for each of the fair value hierarchy levels required under ASC 820, the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2026:

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Note receivable	$-	$-	$5,169,284

The following table presents, for each of the fair value hierarchy levels required under ASC 820, the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2025:

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Note receivable	$-	$-	$5,029,770
Liabilities:
Warrant liability	$-	$-	$1,881,078

The following table presents the changes is the fair value of the Level 3 assets and liabilities:

	Note receivable	Warrant liability
Fair value as of December 31, 2025	$5,029,770	$1,881,078
Change in valuation	139,514	3,790,225
Reclassification to equity	-	(5,671,303)
Balance as of June 30, 2026	$5,169,284	$-

The Company used a scenario-based discounted cash flow (income approach) to estimate the fair value of the NAYA Therapeutics convertible note receivable as of June 30, 2026. Under this method, management identified four discrete payoff scenarios based on the note’s contractual terms, then probability-weighted the present value of expected cash flows under each scenario. The calibrated discount rate was 10.27%. The change in fair value of the note receivable was included in interest income for the three and six months ended June 30, 2026.

Derivatives

The Company reviews the conversion features of all liability and equity instruments based on the requirements of ASC 815, “Derivatives and Hedging” to determine if the conversion feature represents an embedded derivative. The Company had no derivatives as of June 30, 2026.

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

The following table presents the changes in the Company’s deferred revenue:

Balance as of December 31, 2025	$721,897
Additions to deferred revenue	3,759,156
Revenue recognized from deferred revenue	(3,692,555)
Balance as of June 30, 2026	$788,498

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

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding. Diluted earnings (loss) per share are computed similarly to basic earnings (loss) per share except that the denominator is increased to include potentially dilutive securities.

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Basic earnings (loss) per share computation:
Net income (loss) (numerator)	$888,740	$(3,618,969)	$(4,650,611)	$(21,022,555)
Basic weighted-average number of common shares outstanding (denominator)	2,105,595	9,936	1,873,019	7,478
Basic earnings (loss) per common share	$0.42	$(364.23)	$(2.48)	$(2,811.31)

Diluted earnings (loss) per share computation:
Numerator
Net income (loss)	$888,740	$(3,618,969)	$(4,650,611)	$(21,022,555)
Add interest expense on convertible notes, net of tax zero	16,683	-	-	-
Net income (loss) attributable to INVO for diluted earnings per share	905,423	(3,618,969)	(4,650,611)	(21,022,555)
Denominator
Weighted average shares	2,105,595	9,936	1,873,019	7,478
Add dilutive securities:
Warrants	153,750	-	-	-
Convertible debt and accrued interest	266,013	-	-	-
Convertible preferred	66,667	-	-	-
Diluted weighted-average number of common shares outstanding	2,592,025	9,936	1,873,019	7,478
Diluted net income (loss) per common share	$0.35	$(364.23)	$(2.48)	$(2,811.31)

Anti-dilutive securities excluded:
Options	9,123	9,123	2,072	2,072
Warrants	1,898,020	2,051,770	528,334	528,334
Convertible debt and accrued interest	-	266,013	1,007,753	1,007,753
Convertible preferred stock	-	66,667	10,719	10,719

Options and warrants with an exercise price lower than the average market price of the Company’s stock for the three months ending June 30, 2026 were excluded as from the diluted earnings per share for the three months ending June 30, 2026 as including them would have been anti-dilutive.

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

Note 2 – Liquidity

Historically, the Company has funded its cash and liquidity needs through revenue collection, equity financings, debt, and convertible debt. For the six months ended June 30, 2026 and 2025, the Company incurred a net loss from continuing operations of approximately $4.6 million and $3.0 million, respectively, and has an accumulated deficit of approximately $96.0 million and $90.2 million as of June 30, 2026 and 2025. Approximately $2.1 million of the net loss was related to non-cash expenses for the six months ended June 30, 2026, compared to $3.0 million for the six months ended June 30, 2025.

The Company has been dependent on raising capital through debt and equity financings to meet its needs for cash used in operating and investing activities. During the first six months of 2026, the Company received net proceeds of approximately $7.1 million from a warrant inducement. Over the next 12 months, the Company’s plan includes growing its clinic revenue organically and pursuing additional profitable fertility clinic acquisitions. Until the Company can generate positive cash from operations, it will need to raise additional funding to meet its liquidity needs and to execute its business strategy. As in the past, the Company will seek debt and/or equity financing, which may not be available on reasonable terms, if at all.

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

Note 3 – Business Combinations

Alabama JV Acquisition

On June 23, 2026 (the “Acquisition Date”), the Company through its wholly owned subsidiary, INVO Centers, LLC, entered into a Membership Interest Transfer Agreement with Karen Hammond, Lisa Ray, and Nicholas Cataldo (collectively the “Sellers”), pursuant to which the Company acquired 100% of their respective membership interests in HRCFG, LLC (“HRCFG”). Upon acquisition, the Company acquired 50% of the outstanding membership interests in HRCFG INVO, LLC (“HRCFG INVO”) resulting in 100% of membership interest in HRCFG INVO. Prior to the Acquisition, the Company held approximately 50% of the membership interests in HRCFG INVO and accounted for that interest under the equity method of accounting. The Company accounted for the acquisition as a business combination achieved in stages in accordance with ASC 805, Business Combinations. The Company acquired HRCFG to advance its long-term strategy of building and acquiring in vitro fertilization clinics in the United States.

The Company remeasured its previously held equity interest in HRCFG INVO at its acquisition-date fair value of $1.6 million, determined based on the implied transaction value of HRCFG INVO, which was derived from the purchase price paid to acquire the remaining 50% of the outstanding membership interests in HRCFG INVO. The Company recognized a gain on remeasurement of $2.0 million in the unaudited consolidated statements of operations for the three and six months ended June 30, 2026.

The total purchase price consideration for the acquisition was $1.6 million, which consists of the following estimated fair value amounts:

Consideration given:
Closing cash payment	$1
Schedule cash payments	48,000
Effective settlement of note receivable	1,528,049
Total consideration transferred	$1,576,050

Fair value of previously held 50% equity interest	$1,576,050
Total invested capital	$3,152,100

The Company recognized $2.7 million in total goodwill as a result of the acquisition as follows:

Goodwill Summary:
Total consideration transferred	$1,576,050
Add: Fair value of previously held 50% equity interest	1,576,050
Less: Fair value of net assets acquired and liabilities assumed	419,769
Goodwill	$2,732,332

The assets and liabilities of HRCFG, both tangible and intangible, were recorded at their estimated fair values as of the Acquisition Date. Acquisition related costs incurred were immaterial and were charged against earnings in the unaudited consolidated statements of operations for the three and six months ended June 30, 2026.

The following table summarizes the preliminary purchase price allocations as of the Acquisition Date:

Assets acquired and liabilities assumed:
Cash	$17,355
Accounts receivable	15,352
Inventory	22,615
Prepaid expenses and other current assets	16,972
Property and equipment, net	373,862
Lease right of use	247,375
Intangible assets, net	100,000
Accounts payable and accrued liabilities	(36,064)
Accrued compensation	(26,524)
Notes payable – current	(63,799)
Lease liability – current portion	(109,109)
Lease liability – net of current portion	(138,266)
Net assets acquired and liabilities assumed	419,769
Goodwill	2,732,332
$3,152,100

The following is a summary of identifiable intangible asset acquired and the related expected life for the finite-lived intangible asset:

Intangible Asset	Useful Life	Fair Value
Tradename	5 years	$50,000
Patient list	5 years	$50,000

Valuation Assumptions for Purchase Price Allocation

Due to the timing of the acquisition, the Company has not completed its evaluation and determination of the fair values of certain assets acquired and liabilities assumed, primarily the final valuation of the intangible assets. Therefore, the final fair value of the assets acquired and liabilities assumed, which will be completed within the measurement period of up to one year from the Acquisition Date, may vary from the Company’s preliminary estimates.

The Company’s valuation assumptions used to value the acquired assets and assumed liabilities require significant estimates, especially with respect to intangible assets. The intangible assets acquired are primarily comprised of trade name and patient list. The fair values of the identifiable intangible assets acquired are provisional amounts that were estimated using a simplified methodology based on the available information as of the Acquisition Date, consistent with Level 3 fair value measurement principles under ASC 820, Fair Value Measurement.

Effective Settlement of Note Receivable

The acquisition involves the effective settlement of a pre-existing intercompany balance between the Company and HRCFG in the form of a note receivable due from HRCFG of approximately $1.1 million, including accrued interest, as of the Acquisition Date. The consideration transferred was increased by the fair value of the note receivable which was $1.5 million to reflect the effective settlement of this note receivable. As a result, the note receivable was excluded from identifiable assets acquired in the preliminary purchase price allocation and was eliminated upon consolidation.

Pro Forma Financial Information

The following unaudited pro forma consolidated results of operations for the three and six months ended June 30, 2026 and 2025 assume the acquisition was completed on January 1, 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Pro forma revenue	$2,278,370	$2,175,453	$4,655,495	$4,089,848
Pro forma net income (loss)	$944,204	$(626,069)	$(56,469)	$(22,788,074)

Pro forma data does not purport to be indicative of the results that would have been obtained had these events actually occurred at the beginning of the periods presented and is not intended to be a projection of future results. The share and per share data have been retroactively reflected for the acquisition.

Family Beginnings Acquisition

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

The Company’s consolidated financial statements for the six months ended June 30, 2026 include the Indiana Clinic’s results of operations from the acquisition date of February 18, 2026 through June 30, 2026. The Company’s consolidated financial statements reflect the preliminary purchase accounting adjustments in accordance with ASC 805, “Business Combinations”, whereby the purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values on the acquisition date. The Company assigned no value to tangible assets, liabilities, or other intangible assets for which estimated fair value was determined to be insignificant as of the acquisition date.

Consideration given:
Cash	$210,000
Holdback	150,000
Series D Preferred	400,000
$760,000

Assets acquired and liabilities assumed:
Tradename	$150,000
Goodwill	610,000
$760,000

Pro Forma Financial Information

The following unaudited pro forma consolidated results of operations for the six months ended June 30, 2026 and 2025 assume the acquisition was completed on January 1, 2025:

	Six Months Ended June 30,
	2026	2025
Pro forma revenue	$4,349,350	$4,045,912
Pro forma net loss	$(4,564,145)	$(22,617,244)

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

The Bloom Agreement provides Bloom with a “profits interest” in the Georgia JV and, in connection with such profits interest, states that profits and losses be allocated to its members based on a hypothetical liquidation of the Georgia JV. In such a scenario, liquidation proceeds would be distributed in the following order: (a) to INVO CTR until the difference between its capital contributions and distributions equals $0; (b) to Bloom until its distributions equal 150% of the liquidation amounts distributed to INVO CTR (a “catch-up” to rebalance the distributions between members); and (c) thereafter on a pro rata basis. The Georgia JV had no assets or liabilities at the time the units were issued, and, as of June 30, 2026, INVO CTR had made capital contributions greater than the net loss of the Georgia JV. As such, the entire net loss was allocated to INVO CTR, and no loss was allocated to the noncontrolling interest of Bloom.

The Company determined the Georgia JV is a VIE, and that the Company is its primary beneficiary because the Company has an obligation to absorb losses that are potentially significant and the Company controls the majority of the activities that impact the Georgia JV’s economic performance, specifically control of the INVOcell and lab services quality management. As a result, the Company consolidated the Georgia JV’s results with its own. As of June 30, 2026, the Company invested $0.9 million in the Georgia JV in the form of capital contributions as well as $0.5 million in the form of a note. For the six months ended June 30, 2026 and 2025, the Georgia JV recorded a net profit of $89 thousand and a net loss of $33 thousand respectively. Noncontrolling interest in the Georgia JV was $0.

HRCFG INVO, LLC

On March 10, 2021, INVO CTR entered into a limited liability company agreement with HRCFG to form a joint venture for the purpose of establishing an INVO Center in Birmingham, Alabama. The name of the joint venture entity is HRCFG INVO, LLC (the “Alabama JV”). The Company also provided certain funding to the Alabama JV. Each party owned 50% of the Alabama JV. On June 23, 2026, the Company through its wholly owned subsidiary, INVO Centers, LLC, acquired 100% the membership interests in HRCFG.

At inception the Company determined that the Alabama JV was a VIE for which no party is the primary beneficiary. Although the Company had potentially significant economic exposure as the Alabama JV’s primary funding source, it did not have unilateral power to direct the activities that most significantly impact the Alabama JV’s economic performance, as such power was shared between the parties under the Alabama JV’s operating agreement. Accordingly, the Company accounted for its interest in the Alabama JV under the equity method. The Alabama JV was accounted for under the equity method until the acquisition of HRCFG, at which point the Company began consolidating the results of the Alabama JV with its own. See Note 3 – Business Combinations for additional information on the accounting treatment of the acquisition of HRCFG.

The Company funded the Alabama JV in the form of a $1.7 million note receivable issued by HRCFG (the “Alabama JV Note Receivable”). The Alabama JV Note Receivable had an annual interest rate of 1.5% and repayment was to be made from 30% of the Alabama JV’s operating profit. Beginning in May 2022, the principal Alabama JV Note Receivable was reduced by $15,000 each month in exchange for consulting services provided by the members of HRCFG. The consulting agreement was terminated in the third quarter of 2025. The note was forgiven as part of the consideration for the acquisition of HRCFG.

The Company co-signed a lease with HRCFG to provide facilities for the Alabama JV’s clinical operations. The Alabama JV is responsible for the lease payments and controlled the use of the leased premises. The Company is obligated to satisfy the lease payments only in the event the Alabama JV is unable to do so. The remaining lease payments as of June 30, 2026 and 2025 were $0.3 million and $0.4 million, respectively.

For the period from April 1, 2026 until June 23, 2026, the Alabama JV recorded net loss of $14 thousand, of which the Company recognized loss from equity method investments of $7 thousand For the quarter ended June 30, 2025, the Alabama JV recorded net loss of $40 thousand, of which the Company recognized loss from equity method investments of $20 thousand.

Note 5 – Agreements and Transactions with VIE’s

The Company sells INVOcells to its VIEs and anticipates continuing to do so in the ordinary course of business. All intercompany transactions with consolidated entities are eliminated in the Company’s consolidated financial statements.

The following table summarizes the Company’s transactions with VIEs:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Consolidated VIE’s
INVOcell revenue	$2,376	$9,000	$14,376	$13,500
Unconsolidated VIEs
INVOcell revenue	$-	$-	$3,000	$3,000

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

In the second quarter of 2025, the Company recognized a loss of $1,534,517 upon the disposition of the 80.1% ownership of NTI.

Consideration received:
Series C-1 Preferred	$2,466,810
NTI Note Receivable	4,803,175
NTI Series A Preferred	3,879,611
$11,149,596

Assets and liabilities divested:
Cash	$6,569
Other current assets	16,700
Tradename	257,000
In process R&D	14,571,000
Goodwill	3,011,638
AP & accrued liabilities	(4,804,016)
Debt	(374,778)
Net assets	$12,684,113

Loss on disposition	$1,534,517

The major classes of line items constituting loss from discontinued operations are as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenue	$-	$-	$-	$-
Cost of revenue	-	-	-	-
Selling, general and administrative expenses	-	411,153	-	1,408,305
Research and development expenses	-	127,807	-	393,470
Impairment loss	-	-	-	14,645,069
Depreciation and amortization	-	-	-	-
Interest expense	-	2,287	-	5,718
Loss on discontinued operations	$-	$541,247	$-	$16,452,562

There were no depreciation, amortization, capital expenditures, or significant operating and investing noncash items related to the discontinued operations.

Note 7 – Inventory

Components of inventory are as follows:

	June 30, 2026	December 31, 2025
Raw materials	$73,863	$50,323
Finished goods	217,427	174,930
Less: allowance	(40,000)	-
Total inventory	$251,290	$225,253

Note 8 – Property and Equipment

The estimated useful lives and accumulated depreciation for equipment are as follows as of June 30, 2026, and December 31, 2025:

Estimated Useful Life
Manufacturing equipment	6 to 10 years
Medical equipment	7 to 10 years
Office equipment	3 to 7 years

	June 30, 2026	December 31, 2025
Manufacturing equipment	$132,513	$132,513
Medical equipment	1,033,250	522,624
Office equipment	102,468	93,837
Leasehold improvements	96,817	96,817
Less: accumulated depreciation	(532,197)	(459,626)
Total equipment, net	$832,851	$386,165

During the six months ended June 30, 2026, and 2025, the Company recorded depreciation expense of $16,635 and $61,465, respectively.

Note 9 – Intangible Assets and Goodwill

Components of intangible assets are as follows:

	June 30, 2026	December 31, 2025
Tradename	$453,000	$253,000
Customer list	50,000	-
Noncompetition agreement	1,980,500	1,980,500
Goodwill	9,251,563	5,878,986
Less: accumulated amortization	(1,124,055)	(908,355)
Total intangible assets	$10,611,008	$7,204,131

The changes in the carrying amount of goodwill are as follows:

Fertility Clinic Services
Balance as of December 31, 2025
Goodwill	$5,878,986
Accumulated impairment losses	-
5,878,986
Impairment losses	-
Goodwill written off related to divesture	-
Goodwill acquired	3,372,577
Balance as of June 30, 2026
Goodwill	9,251,563
Accumulated impairment losses	-
$9,251,563

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

During the six months ended June 30, 2026, and 2025, the Company recorded amortization expenses related to intangible assets of $215,700 and $342,733, respectively. This amortization expense is related to the WFI tradename and WFI noncompetition agreements.

Goodwill has an indefinite useful life and is therefore not amortized.

The following table presents estimated future amortization expense:

2026	$228,200
2027	456,400
2028	390,383
2029	71,303
2030 and beyond	213,159
Total	$1,359,445

Note 10 – Leases

The Company has various operating lease agreements in place for its office and clinics. Per FASB’s ASU 2016-02, Leases Topic 842 (“ASU 2016-02”), effective January 1, 2019, the Company is required to report a right-of-use asset and corresponding liability to report the present value of the total lease payments, with appropriate interest calculation. The Company utilizes the incremental borrowing rate for each lease by developing a synthetic credit rating for the Company as of the commencement date of each lease, adjusting the synthetic credit rating to reflect the collateralized nature of the incremental borrowing rate, the Company’s borrowing rate under other debt facilities, and the market spread between secured and unsecured borrowings, and based on the adjusted synthetic rating and the various terms of the leases, selected the incremental borrowing rate based on the commencement date, duration of the lease, and a corresponding weight-adjusted corporate yield curve. Lease renewal options included in any lease are considered in the lease term if it is reasonably certain the Company will exercise the option to renew. The Company’s operating lease agreements do not contain any material restrictive covenants.

As of June 30, 2026, the Company’s lease components included in the consolidated balance sheet were as follows:

Lease component	June 30, 2026
Assets
ROU assets – operating lease	$2,151,844
Total ROU assets	$2,151,844

Liabilities
Current operating lease liability	$407,568
Long-term operating lease liability	1,874,057
Total lease liabilities	$2,281,625

Future minimum lease payments as of June 30, 2026 were as follows:

2026	$325,188
2027	619,912
2028	465,007
2029	394,383
2030 and beyond	1,476,491
Total future minimum lease payments	3,280,981
Less: Interest	(999,356)
Total operating lease liabilities	$2,281,625

For the six months ended June 30, 2026 and 2025, the weighted average remaining lease term for operating leases was 194 months and 91 months, respectively. For the six months ended June 30, 2026 and 2025, the weighted average discount rate for operating leases was 12.1 % and 12.2%, respectively. The Company paid approximately $0.2 million and $0.1 million in cash for operating lease amounts included in the measurement of lease liabilities for the six months ended June 30, 2026 and 2025, respectively. The Company did not have any finance leases as of June 30, 2026.

The Company added two leases during the fiscal year 2026 related to its acquisitions of HRCFG in Alabama (the “Alabama Lease”) and Family Beginnings in Indiana (the “Indiana Lease”). The remaining term for the Alabama Lease is 23 months with the option for two three-year extensions at fair market value and the Company recognized $247,375 in right of use assets and lease liabilities associated with it. The term for the Indiana Lease is 88 months with the option for two five-year extensions at fair market value and the Company recognized $747,467 in right of use assets and lease liabilities associated with it.

Note 11 – Notes Payable

Notes payables consisted of the following:

	June 30, 2026	December 31, 2025

Related party demand notes with a 10% financing fee. 10% annual interest from issuance. As of June 30, 2026 and December 31, 2025, all these notes are callable.	$220,000	$220,000
Related party convertible notes with a 10% financing fee. 10% annual interest from issuance.	401,389	660,000
Convertible notes payable. 10% annual interest. Conversion price of $16.00	-	50,000
Note payable	63,799	-
Note payable. 35% - 100% cumulative interest. Matures on June 29, 2028	954,885	1,089,389
Total, net of discount	1,643,073	2,019,389
Less current portion	1,126,687	1,274,664
Long-term portion of notes payable	$513,386	$744,725

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

On May 27, 2026, the Company and JAG entered into a letter agreement (the “JAG May 2026 Letter”) pursuant to which (i) the maturity date of the JAG Notes was extended until December 31, 2026, (ii) the Company agreed to repay the JAG Notes in monthly installments of $50,000 with a balloon payment at the end of December 2026, (iii) confirmation that if the Company raises more than $3,000,000 after the date of the JAG May 2026 Letter, the Company shall pay ten percent (10%) of any proceeds in excess of $3,000,000 to accelerate repayment of the JAG Notes, (iv) the conversion price of the JAG Notes was set to $1.60, (v) the Company agreed to issue to JAG a new warrant (the “JAG May 2026 Warrant”) to purchase up to 150,000 shares of the Company’s common stock at an exercise price of $1.60 per share, exercisable for five years from the date of issuance, and (vi) the Company agreed to the reset of the conversion and exercise prices of the JAG Notes and JAG May 2026 Warrant, respectively, to equal the price of any future financing based on a share price that is lower than the conversion and exercise prices then in effect. The Company reviewed the revised terms of the JAG May 2026 Letter and determined it was an extinguishment. The Company recognized a loss of $172,621 based on the fair value of the warrants issued with the modification.

For the periods ended June 30, 2026 and 2025, the Company incurred $33,183 and $40,222 in interest related to the JAG Notes, respectively. In December 2025, the Company repaid $63,000 of interest due on the JAG Notes. During the second quarter of 2026 the Company repaid $100,000 of accrued interest and $59,389 of accrued interest and financing fees as well as $228,611 of principle was converted to shares of common stock. As of June 30, 2026, the balance of the JAG Notes was $371,389 plus outstanding financing fees and accrued interest of $70,611.

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

For the periods ended June 30, 2026 and 2025, the Company incurred $5,056 and $5,056 in interest related to these demand notes, respectively. As of June 30, 2026 the cumulative balance of these demand notes was $220,000 plus outstanding accrued interest of $72,516.

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

The financing fees for the RSLA Loan were recorded as a debt discount. For the six months ended June 30, 2026, the Company there was no debt discount expense for the RSLA Loan as the debt discount was fully amortized in 2025. For the six months ended June 30, 2025, the Company amortized $1,579 of the debt discount. For the six months ended June 30, 2026 and 2025, the Company incurred $315,496 and $108,513, respectively, in interest related to the RSLA Loan. The principle balance outstanding was $954,885 and $1,184,214 as of June 30, 2026 and 2025, respectively.

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

On May 27, 2026, the Company and JAG entered into a letter agreement (the “JAG May 2026 Letter”) pursuant to which (i) the maturity date of the JAG Notes was extended until December 31, 2026, (ii) the Company agreed to repay the JAG Notes in monthly installments of $50,000 with a balloon payment at the end of December 2026, (iii) confirmation that if the Company raises more than $3,000,000 after the date of the JAG May 2026 Letter, the Company shall pay ten percent (10%) of any proceeds in excess of $3,000,000 to accelerate repayment of the JAG Notes, (iv) the conversion price of the JAG Notes was set to $1.60, (v) the Company agreed to issue to JAG a new warrant (the “JAG May 2026 Warrant”) to purchase up to 150,000 shares of the Company’s common stock at an exercise price of $1.60 per share, exercisable for five years from the date of issuance, and (vi) the Company agreed to the reset of the conversion and exercise prices of the JAG Notes and JAG May 2026 Warrant, respectively, to equal the price of any future financing based on a share price that is lower than the conversion and exercise prices then in effect.

For the periods ended June 30, 2026 and 2025, the Company incurred $33,183 and $40,222 in interest related to the JAG Notes, respectively. In December 2025, the Company repaid $63,000 of interest due on the JAG Notes. During the second quarter of 2026 the Company repaid $100,000 of accrued interest and $59,389 of accrued interest and financing fees as well as $228,611 of principle was converted to shares of common stock. As of June 30, 2026, the balance of the JAG Notes was $371,389 plus outstanding financing fees and accrued interest of $70,611.

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

For the quarters ended June 30, 2026 and 2025, the Company incurred $5,056 and $5,056 in interest related to these demand notes, respectively. As of June 30, 2026 the cumulative balance of these demand notes was $220,000 plus outstanding accrued interest of $72,516.

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

January 2025 Public Offering

On January 14, 2025, the Company consummated a public offering (the “Jan 2025 Offering”) of 9,455 units, each consisting of either one share of common stock, or one pre-funded warrant to purchase one share of common stock (“Jan 2025 PFW”) in lieu thereof, and one warrant to purchase one share of common stock at an offering price of $1,008.00 per unit. The warrants are exercisable from and after the date of their issuance and expire on the five-year anniversary of such date, at an exercise price of $1,008.00 per share of common stock. Each January 2025 PFW was immediately exercisable at an exercise price of $0.144 per share and have been exercised in full as of the date hereof.

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

December 2025 Private Placement

On December 2, 2025, the Company entered into a securities purchase agreement (the “Dec 2025 Securities Purchase Agreement”) with an institutional investor (the “Purchaser”), pursuant to which the Company agreed to issue and sell securities of the Company, in the aggregate amount of approximately $4,000,000, comprised of 47,000 shares of common stock, pre-funded common stock purchase warrants to purchase 426,373 shares of common stock (the “Pre-Funded Warrants”), and common stock purchase warrants to purchase 946,746 shares of common stock (the “Common Warrants”), to the Purchaser in a private placement (the “Dec 2025 Private Placement”). The Common Warrants are exercisable from and after the Stockholder Approval Date (as defined in the Common Warrants) and expire on the five-year anniversary of such date, at an exercise price of $8.45 per share of Common Stock, subject to adjustment therein. Each Pre-Funded Warrant is immediately exercisable at an exercise price of $0.0005 per share and may be exercised at any time until all of the Pre-Funded Warrants are exercised in full.

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

Six Months Ended June 30, 2026

In January 2026, the Company issued 426,373 shares of common stock upon the exercise of pre-funded warrants from the Dec 2025 Private Placement.

In January 2026, the Company issued 84,730 shares of common stock upon the cashless exercise of the April 2025 Warrants.

In the first six months of 2026, the Company issued 965,946 shares of common stock upon the exercise of warrants in a warrant inducement. The Company received net proceeds of approximately $7.1 million. See Note 15 –Warrants for additional information on the January 2026 Warrant Inducement.

During the first six months of 2026, the Company issued 120,406 shares of common stock upon the conversion of shares of Series C-2 Preferred.

During the first six months of 2026, the Company issued 40,000 shares of common stock to consultants in consideration of services rendered. The shares were issued under the Company’s 2019 Stock Incentive Plan (the “2019 Plan”).

During the first six months of 2026, the Company issued 180,000 shares of common stock upon partial conversion of the JAG Notes.

Note 14 – Equity-Based Compensation

Equity Incentive Plans

In October 2019, the Company adopted the 2019 Plan. Under the 2019 Plan, the Company’s board of directors is authorized to grant stock options to purchase common stock, restricted stock units, and restricted shares of common stock to its employees, directors, and consultants. A provision in the 2019 Plan provides for an automatic annual increase equal to 6% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year. On January 22, 2026, stockholders approved a fourth amendment and restatement of the Company’s 2019 Stock Incentive Plan to increase the number of shares of common stock available for issuance thereunder to a total amount of 200,000

Options to Purchase Common Stock

Options granted under the 2019 Plan generally have a life of 5 to 10 years and exercise prices equal to or greater than the fair market value of the common stock as determined by the Company’s board of directors. Vesting typically occurs over a one to three-year period.

The following table sets forth the activity of the options to purchase common stock under the 2019 Plan.

	Number of Shares	Weighted Average Exercise Price
Outstanding as of December 31, 2025	9,123	$578.86
Granted	-	-
Exercised	-	-
Canceled	-	-
Balance as of June 30, 2026	9,123	$578.86
Exercisable as of June 30, 2026	6,517	$740.64

	Total Intrinsic Value of Options Exercised	Total Fair Value of Options Vested
Year ended December 31, 2025	$-	$40,090
Six months ended June 30, 2026	$-	$31,285

For the six months ended June 30, 2026, there were no options granted. The Company estimates the fair value of options at the grant date using the Black-Scholes model. For all stock options granted through June 30, 2026, the weighted average remaining service period is 1 year.

Restricted Stock and Restricted Stock Units

In the six months ended June 30, 2026, the Company granted 40,000 shares of restricted stock to consultants under the 2019 Plan that vested immediately.

Note 15 –Warrants

The following table sets forth the activity of warrants:

	Number of Warrants	Weighted Average Exercise Price
Outstanding as of December 31, 2025	960,847	$20.23
Granted	2,043,492	7.48
Exercised	(952,569)	9.08
Canceled	-	-
Balance as of June 30, 2026	2,051,770	$12.48

The following table sets forth the activity of pre-funded warrants:

	Number of Pre-funded Warrants	Weighted Average Exercise Price
Balance as of December 31, 2025	426,373	$0.0005
Issued	-	-
Exercised	(426,373)	0.0005
Canceled	-	-
Balance as of June 30, 2026	-	$-

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

JAG Warrant (August 2025)

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

JAG Warrant (May 2026)

On May 27, 2026, the Company issued JAG a warrant to purchase up to 150,000 shares of the Company’s common stock at an exercise price of $1.60 per share, exercisable for five years from the date of issuance.

Note 16 – Segment Reporting

The Company’s Chief Operating Decision Maker (“CODM”) as defined under GAAP is the Company’s Chief Executive Officer.

The Company defines its segments on the basis of the way in which internally reported financial information is regularly reviewed by the CODM to analyze financial performance, make decisions, and allocate resources. The Company has analyzed its operations per ASC 280 and identified two operating segments: Clinic Services and INVOcell Device. The two segments align with the Company’s distinct product and service lines. For the six months ended June 30, 2026 the Company did not have any sales or operations outside of the United States.

The Clinics Services operating segment consists of financial information for WFI, the Atlanta Clinic, and the Indiana Clinic. The INVOcell Device operating segment consists of financial information relating to the Company’s manufacture and sales of the INVOcell. The Therapeutics segment was divested in May 2025.

The tables below provide information about the Company’s segments and include a reconciliation to income before taxes:

	Three Months Ended June 30, 2026			Three Months Ended June 30, 2025
	Fertility Clinic Services	INVOcell Distribution	Total	Fertility Clinic Services	INVOcell Distribution	Total

Revenue from external customers	$2,167,785	$7,700	$2,175,485	$1,832,094	$31,560	$1,863,654
Intersegment revenues	-	2,376	2,376	-	9,000	9,000
Total segment revenue	2,167,785	10,076	2,177,861	1,832,094	40,560	1,872,654

Reconciliation of revenue:
Elimination of intersegment revenue	-	(2,376)	(2,376)	-	(9,000)	(9,000)
Total consolidated revenue	2,167,785	7,700	2,175,485	1,832,094	31,560	1,863,654

Less:
Cost of revenue	1,357,527	60,147	1,417,675	1,111,129	3,064	1,114,193
Sales and marketing	19,652	-	19,652	12,263	-	12,263
General and administrative	457,579	-	457,579	330,774	-	330,774
Research and development	-	-	-	-	-	-
Impairment loss	-	-	-	1,397,353	-	1,397,353
Depreciation and amortization	32,696	2,431	35,127	146,439	2,431	148,870
Segment profit (loss)	$300,331	$(54,878)	$245,453	$(1,165,863)	$26,065	$(1,139,798)

Reconciliation to income (loss) from continuing operations before income taxes:
Total segment profit (loss)			$245,453			$(1,139,798)
Other income (loss)			2,411,771			1,887,479
Interest expense			(177,227)			(440,596)
Unallocated corporate expenses			(1,535,103)			(1,850,290)
Income (loss) from continuing operations before income taxes			944,894			(1,543,205)
Provision for income taxes			56,154			-
Net income (loss) from continuing operations			888,740			(1,543,205)
Loss on disposition			-			(1,534,517)
Loss from discontinued operations			-			(541,247)
Net income (loss)			$888,740			$(3,618,969)

Total assets	$6,238,540	$29,809	$6,268,348	$8,679,223	$37,102	$8,716,325

	Six Months Ended June 30, 2026			Six Months Ended June 30, 2025
	Fertility Clinic Services	INVOcell Distribution	Total	Fertility Clinic Services	INVOcell Distribution	Total

Revenue from external customers	$4,150,018	$40,692	$4,190,710	$3,453,647	$47,192	$3,500,839
Intersegment revenues	-	14,376	14,376	-	13,500	13,500
Total segment revenue	4,150,018	55,068	4,205,086	3,453,647	60,692	3,514,339

Reconciliation of revenue:
Elimination of intersegment revenue	-	(14,376)	(14,376)	-	(13,500)	(13,500)
Total consolidated revenue	4,150,018	40,692	4,190,710	3,453,647	47,192	3,500,839

Less:
Cost of revenue	2,639,775	65,299	2,705,074	2,171,372	7,048	2,178,420
Sales and marketing	40,765	-	40,765	25,237	-	25,237
General and administrative	972,507	-	972,507	637,875	-	637,875
Research and development	-	-	-	-	-	-
Impairment loss	-	-	-	1,397,353	-	1,397,353
Depreciation and amortization	67,516	4,862	72,379	358,895	4,862	363,757
Segment profit (loss)	$429,455	$(29,469)	$399,986	$(1,137,084)	$35,282	$(1,101,802)

Reconciliation to income (loss) from continuing operations before income taxes:
Total segment profit (loss)			$399,986			$(1,101,802)
Other income (loss)			(1,356,286)			1,902,575
Interest expense			(357,550)			(440,596)
Unallocated corporate expenses			(3,280,607)			(3,087,814)
Income (loss) from continuing operations before income taxes			(4,594,457)			(2,727,637)
Provision for income taxes			56,154			-
Net income (loss) from continuing operations			(4,650,611)			(2,727,637)
Loss on disposition			-			(1,534,517)
Loss from discontinued operations			-			(16,760,401)
Net income (loss)			$(4,650,611)			$(21,022,555)

Total assets	$6,238,540	$29,809	$6,268,348	$8,679,223	$37,102	$8,716,325

No single customer comprised 10% or more of the Company’s consolidated revenues from transactions in 2026 or 2025. In addition, the receivables balance attributable to any single customer did not comprise 10% or more of the Company’s total trade accounts receivable as of June 30, 2026, or June 30, 2025.

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

Income tax expense was $56.2 thousand for the three months ended June 30, 2026, compared to $0 for the three months ended June 30, 2025. The annual forecasted effective income tax rate for 2026 is -0.8% with a year-to-date effect income tax rate for the three months ended June 30, 2026 of -4.0%.

The determination of income tax expense in the accompanying unaudited condensed consolidated statements of income is based upon the estimated effective tax rate for the year, adjusted for the impact of any discrete items which are accounted for in the period in which they occur. The Company recorded income tax expense of approximately -0.8% and 0.0% of income before income tax expense for the six-month periods ended June 30, 2026 and 2025, respectively.

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

Legal Matters

As of June 30, 2026, the Company was not subject to any material legal proceedings; however, it could be subject to legal proceedings and claims from time to time in the ordinary course of its business, or legal proceedings that it considered immaterial may in the future become material. Regardless of the outcome, litigation can, among other things, be time consuming and expensive to resolve, and can divert management resources.

Note 19 – Subsequent Events

Increase in Authorized Common Stock (July 2026)

On July 23, 2026, the Company’s stockholders approved an amendment to its Amended and Restated Articles of Incorporation to increase its number of authorized shares of Common Stock from 50,000,000 to 250,000,000, and the Company filed a Certificate of Amendment to its Articles of Incorporation to increase its authorized shares of Common Stock for the same.

Amendment to Stock Incentive Plan

On July 23, 2026, the Company’s stockholders approved a fifth amendment to its Stock Incentive Plan to increase the number of shares of common stock available for issuance thereunder to a total amount of 1,000,000, equal to approximately 20% of the total issued and outstanding stock on a fully-diluted basis.

Any Market Purchase Agreement

On July 24, 2026, the Company entered into an Any Market Purchase Agreement (the “AMPA”) with Alumni Capital LP (“Alumni”), pursuant to which the Company has the right, but not the obligation, to sell to Alumni up to $15 million of shares of the Company’s common stock (the “Commitment Amount”), which may be increased to up to $50 million by mutual written agreement of the parties. Sales under the AMPA, and their timing, are solely at the Company’s discretion, and the Company intends to use the proceeds to support its expansion efforts, which are primarily focused on acquiring additional established, profitable fertility clinics, as well as for general corporate purposes.

The Company’s right to require purchases was conditioned on the effectiveness of a registration statement on Form S-1 covering the underlying shares. The Company filed the registration statement with the SEC on July 24, 2026, and the SEC declared it effective on August 4, 2026 (the “Effectiveness Date”), satisfying this condition. Following the Effectiveness Date, the Company may deliver purchase notices electing among three pricing mechanisms: (i) 94% of the lowest daily VWAP over the preceding five business days, (ii) 97% of the lowest traded price over the preceding business day, or (iii) 85% of the lowest traded price over the preceding five business days if the common stock is not trading on an Eligible Market. Closings occur one to five business days after a purchase notice, depending on the pricing option elected.

Issuances under the AMPA are subject to a Nasdaq exchange cap of 19.99% of shares outstanding immediately prior to signing, unless stockholder approval is obtained or an exception applies; the Company’s stockholders approved issuances in excess of this cap on July 23, 2026. Alumni’s beneficial ownership is separately capped at 9.99% of outstanding common stock (adjustable by mutual agreement up to that limit), and Alumni has agreed not to engage in short selling or hedging of the common stock during specified periods.

The Company agreed to pay Alumni a commitment fee equal to 1% of the Commitment Amount (and, if applicable, 1% of any additional Commitment Amount), payable, at the Company’s election, in cash or in shares of common stock (or pre-funded warrants, at Alumni’s election) within five business days following the Effectiveness Date, with any share-based fee valued using the average VWAP for the five business days preceding August 4, 2026. On August 7, 2026, the Company issued 157,934 shares of common stock to Alumni as the commitment fee. The AMPA contains customary representations, warranties, covenants, and indemnification obligations, and includes no rights of first refusal, participation rights, penalties, or liquidated damages provisions.

The AMPA terminates on the earliest of June 30, 2028, the date Alumni has purchased shares equal to the full Commitment Amount, the date the common stock ceases trading on an Eligible Market, or the commencement of certain bankruptcy proceedings. As of the date of this report, the Company cannot determine the number of shares that may ultimately be issued under the AMPA, as this will depend on future purchase prices and whether the Commitment Amount is increased.

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

Overview

We are a healthcare services and technology company focused on the fertility marketplace and dedicated to expanding access to assisted reproductive technology (“ART”) care to patients in need. Our principal commercial strategy is focused on acquiring, establishing, and operating fertility clinics and related businesses and technologies. Our acquisition strategy focuses on US-based, profitable fertility clinics. Our clinics offer a variety of fertility services including in vitro fertilization (“IVF”) and the intravaginal culture (“IVC”) procedure enabled by INVOcell.  As of the date of this filing, we have four fertility clinics in the United States. We also continue to engage in the sale and distribution of our INVOcell technology solution into third-party owned and operated fertility clinics. We also intend to seek out additional, innovative fertility-focused technologies, to license or acquire in order to utilize within our clinics.

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

On March 10 and June 28, 2021, we established joint ventures to open INVO Centers in Birmingham, Alabama, and Atlanta, Georgia, respectively. We established these clinics to increase use of the INVOcell, to accelerate the growth and awareness of the IVC procedure, and to expand the availability of statistical and clinical data supporting its use. These clinics also represent our initial entry into clinic-based fertility operations and enabled us to expand our revenue per fertility cycle from hundreds of dollars (from the sale of each INVOcell device) to thousands of dollars, and to significantly advance our path to building greater scale in our overall operations and to reaching profitability. We acquired 100% of the INVO Center in Birmingham in June 2026.

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

Alabama JV

HRCFG INVO, LLC (the “Alabama JV”) was originally established as a partnership with HRCFG, LLC (“HRCFG”). On June 24, 2026, we acquired HRCFG and the Alabama JV became a wholly owned subsidiary. The day to day clinical operations are handled by on site staff. Our corporate staff manages finance, billing, accounting, human resources and other overhead responsibilities.

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

Recent Developments

Any Market Purchase Agreement

On July 24, 2026, we entered into an Any Market Purchase Agreement (the “AMPA”) with Alumni Capital LP (“Alumni”), pursuant to which we have the right, but not the obligation, to sell to Alumni up to $15 million of shares of our common stock (the “Commitment Amount”), which may be increased to up to $50 million by mutual written agreement of the parties. Sales under the AMPA, and their timing, are solely at our discretion, and we intend to use the proceeds to support our expansion efforts, which are primarily focused on acquiring additional established, profitable fertility clinics, as well as for general corporate purposes.

Our right to require purchases was conditioned on the effectiveness of a registration statement on Form S-1 covering the underlying shares. We filed the registration statement with the SEC on July 24, 2026, and the SEC declared it effective on August 4, 2026 (the “Effectiveness Date”), satisfying this condition. Following the Effectiveness Date, we may deliver purchase notices electing among three pricing mechanisms: (i) 94% of the lowest daily VWAP over the preceding five business days, (ii) 97% of the lowest traded price over the preceding business day, or (iii) 85% of the lowest traded price over the preceding five business days if the common stock is not trading on an Eligible Market. Closings occur one to five business days after a purchase notice, depending on the pricing option elected.

Issuances under the AMPA are subject to a Nasdaq exchange cap of 19.99% of shares outstanding immediately prior to signing, unless stockholder approval is obtained or an exception applies; our stockholders approved issuances in excess of this cap on July 23, 2026. Alumni’s beneficial ownership is separately capped at 9.99% of outstanding common stock (adjustable by mutual agreement up to that limit), and Alumni has agreed not to engage in short selling or hedging of the common stock during specified periods.

We agreed to pay Alumni a commitment fee equal to 1% of the Commitment Amount (and, if applicable, 1% of any additional Commitment Amount), payable, at our election, in cash or in shares of common stock (or pre-funded warrants, at Alumni’s election) within five business days following the Effectiveness Date, with any share-based fee valued using the average VWAP for the five business days preceding August 4, 2026. On August 7, 2026, we issued 157,934 shares of common stock to Alumni as the commitment fee. The AMPA contains customary representations, warranties, covenants, and indemnification obligations, and includes no rights of first refusal, participation rights, penalties, or liquidated damages provisions.

The AMPA terminates on the earliest of June 30, 2028, the date Alumni has purchased shares equal to the full Commitment Amount, the date the common stock ceases trading on an Eligible Market, or the commencement of certain bankruptcy proceedings. As of the date of this report, we cannot determine the number of shares that may ultimately be issued under the AMPA, as this will depend on future purchase prices and whether the Commitment Amount is increased.

Increase in Authorized Common Stock (July 2026)

On July 23, 2026, our stockholders approved an amendment to our Amended and Restated Articles of Incorporation to increase our number of authorized shares of common stock from 50,000,000 to 250,000,000, and we filed a Certificate of Amendment to our Articles of Incorporation to increase our authorized shares of common stock for the same.

Amendment to Stock Incentive Plan

On July 23, 2026, our stockholders approved a fifth amendment to its Stock Incentive Plan to increase the number of shares of common stock available for issuance thereunder to a total amount of 1,000,000, equal to approximately 20% of the total issued and outstanding stock on a fully-diluted basis.

Acquisition of HRCFG

INVO Centers, LLC, a Delaware limited liability company (“INVO Centers” or “Purchaser”), our wholly owned subsidiary, is a party to that certain limited liability company agreement of HRCFG INVO LLC (“HRCFG INVO”) with HRCFG, LLC (“HRCFG”) to establish a joint venture partnership for a fertility clinic in Birmingham, Alabama (the “Alabama JV”). As a joint venture partner, HRCFG operated and managed the clinic under the name of Innovative Fertility Specialists.

On June 23, 2026, we consummated the acquisition of one-hundred percent (100%) of the membership interests of HRCFG pursuant to that certain Membership Interest Transfer Agreement (the “MITA”) by and among Purchaser, Karen Hammond (“Hammond”), Lisa Ray (“Ray”) and Nicholas Cataldo (“Cataldo” and collectively with Hammond and Ray, “Sellers”). Pursuant to the MITA, Sellers transferred all rights, title and interest in their respective membership interests (the “Membership Interests”) of HRCFG to Purchaser for a combined purchase price of $175,001, of which $1.00 was paid in cash on the closing date and $175,000 as additional consideration, $48,000 of which shall be payable to Sellers pro rata in equal monthly installments over a nine (9) month period starting in October 2026 and $127,000 of which shall be paid from HRCFG’s free cash flow.

Pursuant to the MITA, each Seller transferred, granted, conveyed, assigned and relinquished exclusively to HRCFG all of such Seller’s right, title, and interest in and to any assets, rights, or property of any kind that are primarily used in or necessary for the operation and management of the Alabama JV, including, without limitation, any intellectual property rights (collectively, the “Business Properties”). Under the MITA, for a period of approximately four (4) months (the “Transition Period”), Sellers will provide transition services to Purchaser, and for a period of twelve (12) months following the Transition Period (the “Support Period”), Sellers shall make themselves available to support HRCFG.

The Alabama JV is one of our four existing clinics. As a result of the acquisition, we now include the accounts of the Alabama JV in our consolidated financial statements on a prospective basis.

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

On June 2, 2026, we filed the 10-K Filing with the SEC, and on June 22, 2026, we filed the 10-Q Filing with the SEC. On June 23, 2026, the Staff notified us that we complied with the Timely Filing Rule and the matter was closed.

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

Results of Operations

As we continue to build and grow the business, our primary focus has been strengthening the balance sheet, seeking out additional acquisition opportunities, and driving revenue within our existing operating clinics. During the first half of 2026 we believe we made substantial progress toward these key objectives. In January 2026, we raised net proceeds of approximately $7.1 million through a warrant inducement offering, which we used in part to satisfy $2.2 million in deferred consideration obligations related to the WFI acquisition. Also in January 2026, all outstanding shares of our Series C-2 Convertible Preferred Stock were converted into common stock, further simplifying our capital structure. Building on this balance sheet momentum, we closed on the acquisition of Family Beginnings in Indiana during February 2026 (see Recent Developments for additional information), and we have developed a robust pipeline of additional acquisition opportunities, which we are actively pursuing. Further, we acquired 100% of our INVO Center in Birmingham in June 2026. We also experienced improved revenues across our existing operating clinics during the first half of this year.

Looking ahead, we expect our fertility operations to expand further, both through organic growth of our existing clinics and through the acquisition of additional, profitable fertility clinics. Our pursuit of additional acquisitions is aimed at accelerating our growth, building scale in our operations, and driving our overall business to cash flow break even and beyond to profitability.

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

Comparison of the Three Months Ended June 30, 2026, and 2025

Revenue

Revenue for the three months ended June 30, 2026, was approximately $2.2 million, compared to approximately $1.8 million for the three months ended June 30, 2025. The increase of approximately $0.3 million, or 18%, was primarily attributable to the addition of the Indiana Clinic.

Cost of Services

Cost of services for the three months ended June 30, 2026, was approximately $1.4 million, compared to approximately $1.1 million for the three months ended June 30, 2025. An increase of approximately $0.4 million, or 24%, of which, approximately $0.3 million was attributable to the addition of the Indiana Clinic and approximately $0.1 million was attributable to one time staffing costs at the Georgia JV.

Cost of Goods Sold

Cost of goods sold for the three months ended June 30, 2026, was approximately $60 thousand, compared to approximately $3 thousand for the three months ended June 30, 2025. This increase of approximately $57 thousand was primarily attributable to an allowance for expired product.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses for the three months ended June 30, 2026, were approximately $1.9 million, compared to approximately $2.2 million for the three months ended June 30, 2025. The decrease of approximately $0.3 million was primarily related to decreased professional services expenses. Non-cash, stock-based compensation expense was $0.1 million in the period, compared to $0.7 million for the same period in the prior year.

Impairment Loss

There was no impairment loss for the three months ended June 30, 2026 compared to approximately $1.4 million for the three months ended June 30, 2025. The impairment loss in 2025 was due to an impairment related to the terms of a settlement agreement under which we released Dr. Pritts from her noncompetition commitment.

Gain on remeasurement

Gain on the remeasurement of note receivable was aproximately $2.5 million for the three months ended June 30, 2026 compared to $0 for the three months ended June 30, 2025. The gain consisted of approximately $0.5 million on the remeasurement of the Alabama Note Receivable and approximately $2.0 million on the measurement of the previously held 50% membership equity related to the acquisition of HRCFG.

Gain on change in fair value of warrant liability

Gain on the change in fair value of warrant liability was $0 for the three months ended June 30, 2026 compared to approximately $1.7 million for the three months ended June 30, 2025. The gain in 2025 was due the fair value measurement of certain liability classified warrants at period end.

Loss from debt extinguishment

Loss from debt extinguishment was $0.2 million for the three months ended June 30, 2026 compared $0.7 million for the three months ended June 30, 2025. This debt extinguishment expense in 2025 was primarily related to the Amended and Restated Debenture.

Gain on settlement

Gain on settlement for the three months ended June 30, 2026 was $0 compared to $0.9 million for the three months ended June 30, 2025. The gain in 2025 was due to a settlement agreement with Dr. Pritts under with the purchase price for WFI was reduced.

Interest Expense and Financing Fees

Interest expense and financing fees were approximately $0.2 million for the three months ended June 30, 2026, compared to approximately $0.4 million for the three months ended June 30, 2025.

Interest Income

Interest income was $0.1 million for the three months ended June 30, 2026 compared to $0 for the three months ended June 30, 2025. The interest was accrued from the NAYA Note Receivable.

Loss on Discontinued Operations

Loss on discontinued operations was $0 for the three months ended June 30, 2026, compared to $2.1 million for the three months ended June 30, 2025. The loss in 2025 consists of approximately $0.6 million from the loss from operations of NTI and approximately $1.5 million from the loss on disposal of NTI.

Comparison of the Six Months Ended June 30, 2026, and 2025

Revenue

Revenue for the six months ended June 30, 2026 was approximately $4.2 million, compared to approximately $3.5 million for the six months ended June 30, 2025. The increase of approximately $0.7 million, or 20%, was primarily attributable to increased revenue of $0.3 million from growth initiatives at WFI and the Georgia JV and $0.4 million the addition of Family Beginnings.

Cost of Services

Cost of services for the six months ended June 30, 2026 was approximately $2.6 million, compared to approximately $2.1 million for the six months ended June 30, 2025. An increase of approximately $0.6 million or 24%, of which approximately $0.4 million was attributable to the addition of the Indiana Clinic, approximately $0.1 million was attributable to one time staffing costs at the Georgia JV and approximately $0.1 million directly correlates to the increase in revenue at WFI and the Georgia JV.

Cost of Goods Sold

Cost of goods sold for the six months ended June 30, 2026, was approximately $65 thousand, compared to approximately $7 thousand for the six months ended June 30, 2025. This increase of approximately $58 thousand was primarily attributable to an allowance for expired product.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses for the six months ended June 30, 2026 were approximately $4.1 million, compared to approximately $3.8 million for the six months ended June 30, 2025. The increase of approximately $0.3 million, or approximately 9%, of which, $0.1 million was related to increased professional fees, $0.1 million was related to increased personnel costs, and $0.1 million was related to increased general administrative operating expenses.

Impairment Loss

There was no impairment loss for the six months ended June 30, 2026 compared to approximately $1.4 million for the six months ended June 30, 2025. The impairment loss in 2025 was due to an impairment related to the terms of a settlement agreement under which we released Dr. Pritts from her noncompetition commitment.

Gain on Remeasurement

Gain on the remeasurement was approximately $2.5 million for the six months ended June 30, 2026 compared to $0 for the six months ended June 30, 2025. The gain consisted of approximately $0.5 million on the remeasurement of the Alabama Note Receivable and approximately $2.0 million on the measurement of the previously held 50% membership equity related to the acquisition of HRCFG.

Gain (loss) on Change in Fair Value of Warrant Liability

Gain (loss) on change in fair value of warrants was approximately $(3.8) million for the six months ended June 30, 2026, compared to approximately $1.6 million for the six months ended June 30, 2025. The 2026 loss reflects the remeasurement of liability classified warrants to fair value immediately prior to their reclassification to equity during the first quarter. The gain in 2025 was due the fair value measurement of certain liability classified warrants at period end.

Interest Expense and Financing Fees

Interest expense and financing fees were approximately $0.4 million for the six months ended June 30, 2026, compared to approximately $0.7 million for the six months ended June 30, 2025.

Interest Income

Interest income was $0.1 million for the six months ended June 30, 2026 compared to $0 for the six months ended June 30, 2025. The interest was accrued from the NAYA Note Receivable.

Loss from Discontinued Operations

Loss from discontinued operations for the six months ended June 30, 2026 and 2025 were none and $18.0 million, respectively. The loss in 2025 was directly related to the divesture of NAYA Therapeutics.

Liquidity and Capital Resources

For the six months ended June 30, 2026, and 2025, we had net losses of approximately $4.7 million and $21.0 million, respectively, and an accumulated deficit of approximately $96.0 million as of June 30, 2026. Approximately $2.1 million of the net loss was related to non-cash expenses for the six months ended June 30, 2026, compared to approximately $3.0 million for the six months ended June 30, 2025. We had negative working capital of approximately $1.9 million as of June 30, 2026, compared to negative working capital of approximately $7.6 million as of December 31, 2025. As of June 30, 2026, we had stockholder’s equity of approximately $16.5 million compared to stockholder’s equity of approximately $7.2 million as of December 31, 2025.

We have been dependent on raising capital through debt and equity financing to secure the cash required to fund our operating expenses and investing activities. During the first six months of 2026, we received net proceeds of approximately $7.1 million from the exercise of warrants, which was partially used to repay approximately $2.0 million of deferred acquisition consideration and approximately $0.2 million in debt.

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

Cash Flows

The following table shows a summary of our cash flows for the six months ended June 30, 2026 and 2025:

	2026	2025
Cash (used in) provided by:
Operating activities	(3,018,022)	(5,263,155)
Investing activities	(212,216)	(30,096)
Financing activities	4,885,341	5,101,036

Cash Flows from Operating Activities

As of June 30, 2026, we had approximately $3.7 million in cash, compared to approximately $0.5 million as of June 30, 2025. Net cash used in operating activities for the first six months of 2026 was approximately $3.0 million, compared to approximately $5.3 million for the same period in 2025. The decrease in net cash used in operating activities was primarily due to changes in the business from the divesture of NAYA Therapeutics.

Cash Flows from Investing Activities

During the six months ended June 30, 2026, cash used in investing activities of approximately $0.2 million was primarily related to the acquisition of Family Beginnings. During the six months ended June 30, 2025, cash used in investing activities of $30 thousand was primarily related to the purchase of equipment for WFI.

Cash Flows from Financing Activities

During the six months ended June 30, 2026, cash provided by financing activities of approximately $4.9 million was primarily related to approximately $7.1 million of net proceeds from warrant exercises which was partially offset by approximately $2.0 million for deferred consideration payments for WFI and approximately $0.2 million of debt repayment. During the six months ended June 30, 2025, cash provided by financing activities of approximately $5.1 million was primarily related to approximately $8.7 million of net proceeds from a public offering which was partially offset by a $4 million redemption of the C-2 Preferred Stock and approximately $1.1 million in debt repayment.

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

Our management, including the Chief Executive Officer and the Chief Financial Officer, has since carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this report. These disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2026 due to the material weaknesses described below.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (1992 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation of our internal control over financial reporting, management has concluded that, as of June 30, 2026, our internal control over financial reporting was not effective due to material weaknesses related to (1) a limited segregation of duties due to our lack of formal control documentation, limited resources, and the small number of employees, and (2) a lack of adequate accounting resources to properly account for complex accounting transactions. Management has determined that these control deficiencies constitute material weaknesses, which could result in material misstatements of significant accounts and disclosures that could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

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

(c)	Insider Adoption or Termination of Trading Arrangements

During the fiscal quarter ended June 30, 2026, none of our directors or officers informed us of the adoption, modification, or termination of a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as such terms are defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Description

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 is formatted in Inline XBRL

* Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 14, 2026.

INVO Fertility, Inc.

Date: August 14, 2026	By:	/s/ Steven Shum
Steven Shum, Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2026	By:	/s/ Terah Krigsvold
Terah Krigsvold, Chief Financial Officer
(Principal Financial and Accounting Officer)

